Form 10-Q
period 1994-03-31
CARMIKE CINEMAS INC
filed 1994-05-13
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1994.
                                      OR
- - --       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-14993

                             CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                58-1469127
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


  1301 FIRST AVENUE, COLUMBUS, GEORGIA               31901-2109
(Address of principal Executive Offices)             (Zip Code)


                                 (706) 576-3400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.03 par value --
   6,555,901 shares outstanding as of May 10, 1994

Class B Common Stock, $.03 par value --
   1,420,700 shares outstanding as of May 10, 1994

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CARMIKE CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                            March 31,       December 31,
                                                                              1994              1993
                                                                           -----------      ------------
                                                                            (Unaudited)
                                                                                   (000's omitted)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $    19,797       $     10,649
    Short-term investments                                                    3,616             22,004
    Accounts and notes receivable                                             3,221              4,406
    Inventories                                                               1,562              1,563
    Prepaid expenses                                                          3,487              3,626
                                                                        -----------       ------------
                                       TOTAL CURRENT ASSETS                  31,683             42,248


OTHER ASSETS                                                                  5,226              4,673


PROPERTY AND EQUIPMENT - Note D                                             327,153            317,077
    Less accumulated depreciation
      and amortization                                                       72,415             67,527
                                                                        -----------       ------------
                                                                            254,738            249,550

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Notes C and D                                                32,859             30,553
                                                                        -----------       ------------

                                                                        $   324,506       $    327,024
                                                                        ===========       ============

                                                                           March 31,           December 31,
                                                                             1994                 1993
                                                                          -------------       -------------
                                                                          (Unaudited)
                                                                                  (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $    19,299       $     20,757
    Employee compensation                                                       664              1,396
    Accrued expenses                                                          6,711              6,869
    Current maturities of long-term debt
      and capital lease obligations                                           7,842              8,207
                                                                        -----------       ------------
           TOTAL CURRENT LIABILITIES                                         34,516             37,229


LONG-TERM DEBT - less current maturities                                     33,767             35,376

SENIOR NOTES                                                                125,000            125,000

CAPITAL LEASE OBLIGATIONS -
    less current maturities                                                  17,283             17,441

CONVERTIBLE SUBORDINATED DEBT                                                 2,875              2,819

DEFERRED INCOME TAXES                                                        15,554             15,303

SHAREHOLDERS' EQUITY -
    Class A Common Stock, $.03 par value, authorized
      15,000,000 shares, issued
      6,724,90l shares                                                          201                201
    Class B Common Stock, $.03 par value, authorized
      5,000,000 shares, issued and outstanding
      1,420,700 shares                                                           43                 43
    Paid-in capital                                                          39,621             39,621
    Retained earnings                                                        56,560             54,905
    Treasury stock, 170,000 shares
      of Class A Common Stock, at cost                                         (914)              (914)
                                                                        -----------        -----------
                                                                             95,511             93,856
                                                                        -----------       ------------

                                                                        $   324,506       $    327,024
                                                                        ===========       ============




See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                              Three Months Ended
                                                                                  March 31,
                                                                            1994               1993
                                                                        ------------      ------------
                                                                             (000's omitted except
                                                                                 per share data)
REVENUES
    Admissions                                                          $    47,652       $     29,161
    Concessions and other                                                    19,780             13,811
                                                                        -----------       ------------
                                                                             67,432             42,972

COSTS AND  EXPENSES
    Film rentals                                                             22,577             13,615
    Concession costs                                                          2,812              1,854
    Other theatre operating costs                                            28,849             18,423
    General and administrative                                                1,081              1,067
    Depreciation and amortization                                             5,343              3,558
                                                                        -----------       ------------
                                                                             60,662             38,517
                                                                        -----------       ------------
                                                    OPERATING INCOME          6,770              4,455
Interest expense                                                              4,012              3,007
                                                                        -----------       ------------
                                      INCOME BEFORE INCOME TAXES AND
                                       CUMULATIVE EFFECT OF CHANGE IN
                                         ACCOUNTING FOR INCOME TAXES          2,758              1,448

Income taxes                                                                  1,103                579
                                                                        -----------       ------------
                                     INCOME BEFORE CUMULATIVE EFFECT
                                             OF CHANGE IN ACCOUNTING
                                                    FOR INCOME TAXES          1,655                869

Cumulative effect of change in accounting
      for income taxes                                                          -0-                390
                                                                        -----------       ------------
                                                          NET INCOME    $     1,655       $      1,259
                                                                        ===========       ============

Earnings per share:
    Income before cumulative effect
      of change in accounting for income taxes                          $       .20       $        .11
    Cumulative effect change in accounting                                      -0-                .05
                                                                        -----------       ------------

                                                NET INCOME PER SHARE    $       .20       $        .16
                                                                        ===========       ============


See accompany notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                (000's omitted)


                                      Class A            Class B                                       Class A Common
                                   Common Stock        Common Stock      Additional                   Stock in Treasury
                                 ----------------     ---------------     Paid in       Retained      -----------------
                                 Shares    Amount     Shares  Amount      Capital       Earnings      Shares     Amount     Total
                                 ------    ------     ------  -------   ------------    --------      -------    ------     ------
BALANCES AT DECEMBER 31, 1993    6,725     $201        1,421    $43       $39,621       $54,905        170        $(914)     $93,856

Net income                         -0-      -0-          -0-    -0-           -0-         1,655        -0-           -0-       1,655
                                 -----     ----        -----    ---       -------       -------        ---        -----      -------

BALANCES AT MARCH 31, 1994       6,725     $201        1,421    $43       $39,621       $56,560        170        $(914)     $95,511
                                 =====     ====        =====    ===       =======       =======        ===        ======     =======





See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                            1994             1993
                                                                        ------------      ------------
                                                                                (000's omitted)
OPERATING ACTIVITIES
    Net income                                                          $     1,655       $      1,259
    Items which did not use cash:
      Depreciation and amortization                                           5,343              3,558
      Deferred income taxes                                                     251               (320)
      Gain on sale of productive
         property and equipment                                                 (50)              (932)
      Changes in operating assets and liabilities:
           Accounts receivable and inventories                                1,186             (1,150)
           Prepaid film rental and expenses                                     139                  9
           Accounts payable and
             employee compensation                                           (2,190)            (5,998)
           Accrued expenses                                                    (158)            (1,301)
                                                                        -----------       ------------
                                                 NET CASH PROVIDED
                                           BY (USED IN) OPERATIONS            6,176             (4,875)

INVESTING ACTIVITIES
    Purchases of property and equipment                                      (5,754)            (1,742)
    Purchases of assets from other theatre operators                         (7,058)               -0-
    Disposals of property and equipment                                          63              1,445
    Decrease (increase) in:
      Short-term investments                                                 18,388              1,076
      Other                                                                    (591)              (413)
                                                                        -----------       ------------
                                              NET CASH PROVIDED BY
                                              INVESTING ACTIVITIES            5,048                366

FINANCING ACTIVITIES
    Debt and other liabilities:
      Additional borrowings                                                     -0-                -0-
      Payments                                                               (2,076)              (805)
                                                                        -----------       ------------
                           NET CASH (USED IN) FINANCING ACTIVITIES           (2,076)              (805)
                                                                        -----------       ------------
                                       INCREASE (DECREASE) IN CASH
                                              AND CASH EQUIVALENTS            9,148             (5,314)

Cash and cash equivalents at beginning of period                             10,649             16,842
                                                                        -----------       ------------
                                         CASH AND CASH EQUIVALENTS
                                                  AT END OF PERIOD      $    19,797       $     11,528
                                                                        ===========       ============

See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1994

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Certain reclassifications have been made to the Condensed Consolidated Statement of Income for the three month period ended March 31, 1993 to conform to the 1994 presentation.

NOTE B -- REVOLVING CREDIT FACILITY

On May 4, 1994, the Company entered into a Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $100,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .4375% and is required to pay annual fees of .1250% on the full amount of the facility and annual fees of .075% on the unused part of the commitment. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. The Company intends to use this facility to repay certain indebtedness(approximately $33,860,000 at May 10, 1994) of Westwynn Theatres, Inc. ("Westwynn") (See Note C of Notes to Condensed Consolidated Financial Statements) and for expansion and general corporate purposes.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1994

NOTE C -- ACQUISITION OF WESTWYNN THEATRES, INC.

Effective August 29, 1991, the Company along with certain former shareholders of Excellence Theatres Corporation ("Excellence") and certain other investors formed Westwynn. Westwynn then acquired substantially all the assets, interests and rights and assumed certain defined liabilities of Excellence.
The Company recorded its investment in Westwynn at the book value of the assets and cash contributed to Westwynn. The Company accounted for its investment in Westwynn under the cost method. During the three months ended March 31, 1993, the Company recognized income of $105,000 relating to its ownership of Westwynn's 9% Junior Preferred Stock.

On June 22, 1993, the Company agreed in principle to a transaction (effective June 11, 1993)(the "Transaction") to purchase the remaining securities of Westwynn that it did not previously own for a purchase price of approximately $19,776,000 (net of liabilities assumed). The Transaction was closed on July 23, 1993. In connection with the Transaction, the Company issued 330,000 shares of its Class A Common Stock (out of shares previously held as Treasury Stock), a $4,000,000 face value zero coupon convertible subordinated note maturing June 1, 1998 (fair market value of approximately $2,722,000 and $2,819,000 at June 11, 1993 and December 31, 1993, respectively) and paid $11,780,000 in cash for the retirement of Westwynn subordinated notes and the purchase of certain Westwynn equity securities.

The excess of the purchase price over the net assets acquired (approximately $16,000,000) has been recorded as an intangible asset. This acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The results of operations of Westwynn are included in the accompanying Consolidated Financial Statements from the effective date. Westwynn operated 92 theatres (355 screens) at June 11, 1993.

The pro-forma unaudited results of operations, assuming consummation of the Transaction as of January 1, 1993, are as follows:

                                                          Three Months Ended
                                                            March 31, 1993
                                                          ------------------
Total revenues                                                 $ 56,164
Net income                                                        1,224
Earnings per share before cumulative
   effect of change in accounting                                   .15


The pro-forma results include adjustments to reflect (i) loss of interest income from use of investments or the incurrence of interest expense to fund the Transaction;(ii) depreciation and amortization of assets acquired; (iii) elimination of certain general and administrative costs; and (iv) the income tax effect of such pro-forma adjustments.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1994


The Company managed the operations of Westwynn through June 11, 1993 pursuant to a management agreement (the "Management Agreement"). During the term of the Management Agreement, the Company had the sole responsibility and sole and exclusive authority to manage and operate Westwynn, subject to the general supervision of the board of directors of Westwynn and certain contractual limitations relating to the ability to enter into debt and non-film rental agreements, authorization of capital expenditures and construction of new theatres or to discontinue operations of existing and construction of new theatres or to discontinue operations of existing theatres. The Company earned management fees of $383,827 for the three months ended March 31, 1993 from Westwynn.

NOTE D - ACQUISITIONS

Effective November 19, 1993, the Company purchased certain assets consisting of 19 multiplex theatres (80 screens) and assumed certain contractual liabilities of Manos Enterprises, Inc. for a purchase price of approximately $11,200,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $3,200,000) has been recorded as an intangible asset. The accompanying Consolidated Financial Statements include the operations of these theatres from the purchase date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

Effective January 21, 1994, the Company purchased certain assets consisting of 6 multiplex theatres (28 screens) and assumed certain contractual liabilities of General Cinema Corp. for a cash purchase price of approximately $6,400,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $2,500,000) has been recorded as an intangible asset. The accompanying Consolidated Financial Statements include the operations of these theatres from the purchase date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

NOTE E - SUBSEQUENT EVENT

The Company entered into a Letter of Intent dated March 24, 1994 to acquire substantially all the assets of Cinema World, Inc.(80 theatres; 176 screens). This transaction was subject to governmental approval and such approval was granted by the Federal Trade Commission on May 2, 1994. This transaction is anticipated to close during the month of May 1994 and will be financed with proceeds from the company's new revolving credit facility (see Note B to Condensed Consolidated Financial Statements).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                       Comparison of Three Months Ended
                      March 31, 1994 and March 31, 1993

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1994 increased 56.9% to $67,432,000 from $42,972,000 for the quarter ended March 31, 1993. This increase consists of a $18,491,000 increase in admissions and a $5,969,000 increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation (1,725 screens at March 31, 1994 compared to 1,198 screens at March 31, 1993) and higher admission and concession prices. Average admission prices increased 9.5% for the quarter ended March 31, 1994 over the comparable quarter in 1993. During this same period the average concession price increased 7.5% over the comparable quarter of the previous year.

Film rentals increased 65.8% from $13,615,000 to $22,577,000 primarily as a result of the increased admissions for the quarter ended March 31, 1994 compared to the quarter ended March 31, 1993. As a percentage of admissions revenues, film rentals increased from 46.7% for the quarter ended March 31, 1993 to 47.4% for the quarter ended March 31, 1994. This percentage increase is a result of better performing movies and higher film rentals being paid on these movies in the first quarter of 1994 compared to the first quarter of 1993.

Concession costs increased 51.7% from $1,854,000 for the quarter ended March 31, 1993 to $2,812,000 in the quarter ended March 31, 1994 primarily as a result of the increased number of screens in operation. Concession costs as a percentage of concession revenues(concession and other revenues excluding other revenues) decreased from 15.5% of concession revenues for the quarter ended March 31, 1993 to 14.8% of concession revenues for the quarter ended March 31, 1994. This percentage decrease reflects the higher average concession sale per person.

Other theatre operating costs increased 56.6% to $28,849,000 for the quarter ended March 31, 1994 from $18,423,000 for the quarter ended March 31, 1993.
As a percentage of revenues, other theatre operating costs decreased from 42.9% of revenues to 42.8% of revenues. The dollar increase is due primarily to additional operating costs associated with the additional screens in operation.

General and administrative costs increased 1.3% from $1,067,000 to $1,081,000 and decreased as a percentage of total revenues from 2.5% to 1.6%.

Depreciation and amortization increased 50.2% from $3,558,000 for the quarter ended March 31, 1993 to $5,343,000 for the quarter ended March 31, 1994 and as a percentage of total revenues decreased from 8.3% to 7.9% due to the acquisitions and expansions in 1993.

Interest expense for the quarter ended March 31, 1994 increased 33.4% to $4,012,000 from $3,007,000 in the comparable quarter of 1993, due to the issuance of the $25,000,000 ,7.52% Senior Notes in April, 1993 and the debt incurred with the Westwynn Transaction (see Note C of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. New theatre openings and acquisitions typically have been financed with internally generated cash and by debt financings, including borrowings under the Company's revolving credit facility.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the short-term investments on hand, the revolving credit line, additional bank financing, private placements of debt, internally generated cash flow and, where appropriate, future lease financing. At May 10, 1994, the Company had approximately $16,000,000 in cash and short-term investments on hand and $100,000,000 was available under the Company's revolving credit facility.

                          PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits
              4  - $100,000,000 Credit Agreement dated as of May 4, 1994 among
                   Carmike Cinemas, Inc. certain banks listed therein and Wachovia Bank of Georgia, N.A. as Agent.

              11 - Statement re: computation of earnings per share

       (b)  Reports on Form 8-K

            None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CARMIKE CINEMAS, INC.
                                   (Registrant)


Date: May 15, 1994                 By: /s/ Michael W. Patrick
                                       --------------------------
                                       Michael W. Patrick - President
                                      (Chief Executive Officer)


Date: May 15, 1994                 By: /s/ John O. Barwick, III
                                       ---------------------------
                                       John O. Barwick, III - Vice
                                       President Finance
                                       (Chief Accounting and Financial Officer)