Form 10-Q
period 1994-06-30
CARMIKE CINEMAS INC
filed 1994-08-12
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1994.

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               -------   -------

Commission file number  0-14993
                        -------

                             CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                                       58-1469127
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

  1301 FIRST AVENUE, COLUMBUS, GEORGIA                                          31901-2109
(Address of principal Executive Offices)                                        (Zip Code)

                                 (706) 576-3400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.03 par value --
     6,598,101 shares outstanding as of August 11, 1994

Class B Common Stock, $.03 par value --
     1,420,700 shares outstanding as of August 11, 1994

                        PART   I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CARMIKE CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                     June 30,          December 31,
                                                                       1994               1993
                                                                    -----------       --------------
                                                                    (Unaudited)
                                                                             (000's omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $   8,509         $  10,649
   Short-term investments                                               6,719            22,004
   Accounts and notes receivable                                        1,570             4,406
   Inventories                                                          1,649             1,563
   Prepaid film rental                                                  1,128               -0-
   Prepaid expenses                                                     3,840             3,626
                                                                    ---------         ---------
                  TOTAL CURRENT ASSETS                                 23,415            42,248

OTHER ASSETS                                                            5,503             4,673


PROPERTY AND EQUIPMENT - Notes C and D                                365,459           317,077
   Less accumulated depreciation
     and amortization                                                 (77,756)          (67,527)
                                                                    ---------         ---------
                                                                      287,703           249,550

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Notes C and D                                          43,209            30,553
                                                                    ---------         ---------

                                                                    $ 359,830         $ 327,024
                                                                    =========         =========

                                                                           June 30,      December 31,
                                                                             1994           1993
                                                                           --------      ------------
                                                                          (Unaudited)
                                                                                (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                       $ 21,011      $ 20,757
    Employee compensation                                                     1,020         1,396
    Accrued expenses                                                          7,225         6,869
    Current maturities of long-term debt
      and capital lease obligations                                           9,214         8,207
                                                                           --------      --------
                       TOTAL CURRENT LIABILITIES                             38,470        37,229

LONG-TERM DEBT - less current maturities - Note B                            69,827        35,376

SENIOR NOTES                                                                118,182       125,000

CAPITAL LEASE OBLIGATIONS -
    less current maturities                                                  17,124        17,441

CONVERTIBLE SUBORDINATED DEBT - Note C                                        2,933         2,819

DEFERRED INCOME TAXES                                                        15,804        15,303

SHAREHOLDERS' EQUITY - Notes B and C
    Class A Common Stock, $.03 par value, authorized
      15,000,000 shares, issued 6,768,101 and
      6,724,901 shares, respectively                                            203           201
    Class B Common Stock, $.03 par value, authorized
      5,000,000 shares, issued and outstanding
      1,420,700 shares                                                           43            43
    Paid-in capital                                                          39,985        39,621
    Retained earnings                                                        58,173        54,905
    Treasury stock, 170,000  shares,
      of Class A Common Stock at cost                                          (914)         (914)
                                                                           --------      --------
                                                                             97,490        93,856
                                                                           --------      --------
                                                                           $359,830      $327,024
                                                                           ========      ========



See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                   June 30,
                                                                          1994         1993          1994        1993
                                                                      ------------  ----------     ---------- -----------
                                                                               (000's omitted except per share data)
REVENUES
    Admissions                                                         $   47,987   $  35,023     $   95,639    $  64,184
    Concessions and other                                                  20,098      15,959         39,878       29,770
                                                                       ----------   ---------     ----------   ----------
                                                                           68,085      50,982        135,517       93,954

COSTS AND EXPENSES
    Film rentals                                                           22,307      17,339         44,884       30,954
    Concession costs                                                        2,387       1,473          5,199        3,327
    Other theatre operating costs                                          29,416      20,491         58,265       38,914
    General and administrative                                              1,241       1,270          2,322        2,337
    Depreciation and amortization                                           5,591       3,787         10,934        7,345
                                                                        ---------    ---------     ---------   ----------
                                                                           60,942      44,360        121,604       82,877
                                                                        ---------   ---------      ---------   ----------
                                     OPERATING INCOME                       7,143       6,622         13,913       11,077
Interest expense                                                            4,454       3,453          8,466        6,460
                                                                        ---------    ---------     ---------   ----------
                       INCOME BEFORE INCOME TAXES AND
                       CUMULATIVE EFFECT OF CHANGE IN
                          ACCOUNTING FOR INCOME TAXES                       2,689       3,169          5,447        4,617

Income taxes                                                                1,076       1,268          2,179        1,847
                                                                        ---------    ---------     ---------   ----------
                  INCOME BEFORE CUMULATIVE EFFECT OF
               CHANGE IN ACCOUNTING FOR INCOME TAXES                        1,613       1,901          3,268        2,770

Cumulative effect of change in accounting
      for income taxes                                                        -0-         -0-            -0-          390
                                                                         --------    --------       --------   ----------
                                         NET INCOME                      $  1,613    $  1,901       $  3,268   $    3,160
                                                                         ========    ========       ========   ==========
Earnings per share:
    Income before cumulative effect
      of change in accounting for income taxes                           $    .20    $    .24       $    .40   $      .36
    Cumulative effect of change in accounting                                 -0-         -0-            -0-          .05
                                                                         --------    --------       --------   ----------

                              NET INCOME PER SHARE                       $    .20    $    .24       $    .40   $      .41
                                                                         ========    ========       ========   ==========


See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                (000' s omitted)




                                                    Class A              Class B
                                                  Common Stock         Common Stock    Additional
                                                 ----------------     --------------     Paid in         Retained
                                                 Shares    Amount     Shares  Amount     Capital         Earnings
                                                 ------    ------     ------  -------  ------------     ---------

BALANCES AT DECEMBER 31, 1993                  6,725     $ 201       1,421    $  43   $  39,621         $ 54,905

Issuance of Class A Common Stock
  through exercise of stock options               43         2         -0-      -0-         364              -0-

Net income                                       -0-       -0-         -0-      -0-         -0-            3,268
                                               -----     -----       -----    -----     -------         --------

      BALANCES AT JUNE 30, 1994                6,768     $ 203       1,421    $  43     $39,985         $ 58,173
                                               =====     =====       =====    =====     =======         ========

                                                Class A Common
                                               Stock in Treasury
                                               -----------------
                                              Shares      Amount         Total
                                              -------    -------        ------

BALANCES AT DECEMBER 31, 1993                   170     $ (914)        $ 93,856

Issuance of Class A Common Stock
  through exercise of stock options             -0-        -0-              366

Net income                                      -0-        -0-            3,268
                                              -----      -----          -------

      BALANCES AT JUNE 30, 1994                 170      $(914)         $97,490
                                              =====      =====          =======



See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            1994             1993
                                                                        ------------      ------------
                                                                              (000's omitted)
OPERATING ACTIVITIES
    Net income                                                            $  3,268          $  3,160
    Items which did not use cash:
      Depreciation and amortization                                         10,934             7,345
      Deferred income taxes                                                    501              (250)
      Other                                                                    -0-               (64)
      Gain on sale of productive property and equipment                        (50)             (932)
      Changes in operating assets and liabilities:
         Accounts receivable and inventories                                 2,750            (2,692)
         Prepaid film rental and expenses                                   (1,342)           (1,679)
         Accounts payable and employee compensation                           (122)           (3,708)
         Accrued expenses                                                      356              (380)
                                                                          --------          --------
            NET CASH PROVIDED BY OPERATIONS                                 16,295               800

INVESTING ACTIVITIES
    Purchases of property and equipment                                    (11,365)           (7,579)
    Purchases of assets from other theatre operators                       (50,300)              -0-
    Acquisition of remaining interest in Westwynn Theatres, Inc.,
      net of cash acquired                                                     -0-            (8,542)
    Disposals of property and equipment                                         46             1,453
    Decrease (increase) in:
      Short-term investments                                                15,285            (3,052)
      Other                                                                   (904)             (499)
                                                                          --------          --------
         NET CASH USED IN INVESTING ACTIVITIES                             (47,238)          (18,219)

FINANCING ACTIVITIES
    Debt and other liabilities:
      Borrowings under revolving credit line                                85,000               -0-
      Repayments of revolving credit line                                  (20,000)              -0-
      Additional borrowings                                                    -0-            25,000
      Payments                                                             (36,563)           (2,195)
      Issuance of Class A Common Stock                                         366               -0-
                                                                          --------          --------
                          NET CASH PROVIDED BY
                          FINANCING ACTIVITIES                              30,435            22,805
                                                                          --------          --------
            INCREASE (DECREASE) IN CASH AND
                          CASH EQUIVALENTS                                  (2,140)            5,386

Cash and cash equivalents at beginning of period                            10,649            16,842
                                                                          --------          --------
            CASH AND CASH EQUIVALENTS AT
                          END OF PERIOD                                   $  8,509          $ 22,228
                                                                          ========          ========


See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1994

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Certain reclassifications have been made to the Condensed Consolidated Statements of Income for the three month and six month periods ended June 30, 1993 to conform to the 1994 presentation.

NOTE B -- REVOLVING CREDIT FACILITY

On May 4, 1994, the Company entered into a Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $100,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N. A. or LIBOR + .4375% and is required to pay annual fees of .1250% on the full amount of the facility and annual fees of .075% on the unused part of the commitment. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Company has drawn down $65,000,000 under this facility to repay debt associated with the Westwynn transaction (See Note C -- Acquisition of Westwynn Theatres, Inc.) and to fund the Cinema World, Inc. and General Cinema Corp. acquisitions in May 1994 (See Note D -- Acquisitions). The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

NOTE C -- ACQUISITION OF WESTWYNN THEATRES, INC.

Effective August 29, 1991, the Company along with certain former shareholders of Excellence Theatres Corporation ("Excellence") and certain other investors formed Westwynn Theatres, Inc. ("Westwynn"). Westwynn then acquired substantially all the assets, interests and rights and assumed certain defined liabilities of Excellence. The Company recorded its investment in Westwynn at the book value of the assets and cash contributed to Westwynn. The Company accounted for its investment in Westwynn under the cost method. During the six months ended June 30, 1993, the Company recognized income of $207,000 relating to its ownership of Westwynn's 9% Junior Preferred Stock.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1994


NOTE C -- ACQUISITION OF WESTWYNN THEATRES, INC. (CONTINUED)

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

The pro-forma unaudited results of operations, assuming consummation of the Transaction as of January 1, 1993, are as follows:

                                                          Six Months Ended
                                                            June 30, 199
                                                          ----------------
Total revenues                                                $115,574
Net income                                                       2,408
Earnings per share before cumulative
    effect of change in accounting                                 .30


The pro-forma results include adjustments to reflect (i) loss of interest income from use of investments or the incurrence of interest expense to fund the Transaction;(ii) depreciation and amortization of assets acquired; (iii) elimination of certain general and administrative costs; and (iv) the income tax effect of such pro-forma adjustments.

The Company managed the operations of Westwynn through June 11, 1993 pursuant to a management agreement (the "Management Agreement"). During the term of the Management Agreement, the Company had the sole responsibility and sole and exclusive authority to manage and operate Westwynn, subject to the general supervision of the board of directors of Westwynn and certain contractual limitations relating to the ability to enter into debt and non-film rental agreements, authorization of capital expenditures and construction of new theatres or to discontinue operations of existing theatres. The Company earned management fees from Westwynn of $406,154 and $789,981, respectively, for the three months and six months ended June 30, 1993.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1994

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

Effective January 21, 1994, the Company purchased certain assets consisting of 6 multiplex theatres (28 screens) and assumed certain contractual liabilities of General Cinema Corp. for a cash purchase price of approximately $6,400,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has preliminarily been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $2,500,000) has been recorded as an intangible asset. The accompanying Consolidated Financial Statements include the operations of these theatres from the purchase date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

Effective May 20, 1994, the Company purchased certain assets consisting of 4 multiplex theatres (20 screens) and assumed certain contractual liabilities of General Cinema Corp. for a cash purchase price of approximately $5,800,000.00. This acquisition has been accounted for using the purchase method and accordingly the purchase price has preliminarily been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The accompanying Consolidated Financial Statements include the operations of these theatres from the purchase date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

Also effective May 20, 1994, the Company purchased certain assets consisting of 38 multiplex theatres (176 screens) and assumed certain contractual liabilities of Cinema World, Inc. for a cash purchase price of approximately $38,100,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has preliminarily been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $12,589,000) has been recorded as June 30, 1994 an intangible asset. The accompanying Consolidated Financial Statements include the operations of these theatres from the purchase date.

The pro forma unaudited results of operations below do not purport to represent what the Company's actual results of operations would have been had the Cinema World, Inc. acquisition occurred on January 1, 1993 and should not serve as a forecast of the Company's operating results for any future periods.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1994



Pro-forma unaudited results of operations assuming consummation of the Cinema World, Inc. acquisition as of January 1, 1993 are as follows:

                                                             Year Ended              Six Months Ended
                                                          December 31, 1993            June 30, 1994
                                                          -----------------          -----------------
Total Revenues                                               $  278,836                 $  148,920
Net income                                                       12,663                      3,771
Earnings per share before commutative
  effect of change in accounting                                   1.60                        .46

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1994 AND JUNE 30, 1993

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1994 increased 33.5% to $68,085,000 from $50,982,000 for the quarter ended June 30, 1993. This increase consists of a $12,964,000 increase in admissions and a $4,139,000 increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation and increases in admission and concession prices; however on a same screen basis, attendance for the quarter decreased 8.7% due to a shortage of popular movies in the quarter, in particular, April and May.

Total revenues for the six months ended June 30, 1994 increased 44.2% to $135,517,000 from $93,954,000 for the six months ended June 30, 1993. This increase consists of a $31,455,000 increase in admissions and a $10,108,000 increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the number of screens in operation as a result of the acquisitions (See Notes C and D of Notes to Condensed Consolidated Financial Statements) and increases in admission and concession prices. For the six months ended June 30, 1994, attendance on a same screen comparison decreased 4.9% below that for the six months ended June 30, 1993 for the reason enumerated above.

Film rentals increased 28.7% from $17,339,000 to $22,307,000 for the quarter ended June 30, 1994 primarily as a result of the increased admissions for the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993. As a percentage of admissions revenues, film rentals decreased from 49.5% for the quarter ended June 30, 1993 to 46.5% for the quarter ended June 30, 1994 due to the lessor quality film product in the quarter ended June 30, 1994.

Film rentals for the six months ended June 30, 1994 increased 45.0% to $44,884,000 from $30,954,000. The dollar increase is due to additional film rentals being paid on higher admissions due to increased number of theatres in operation. As a percentage of admission revenues, film rentals decreased from 48.2% for the six months ended June 30, 1993 to 46.9% for the six months ended June 30, 1994 due to the lesser quality film product in the quarter ended June 30, 1994.

Concession costs increased from $1,473,000 for the quarter ended June 30, 1993 to $2,387,000 in the quarter ended June 30, 1994 primarily as a result of the increased number of screens in operation. Concession costs as a percentage of concession revenues (concession and other revenues excluding other revenues) increased from 10.2% of concession revenues for the quarter ended June 30, 1993 to 12.7% of concession revenues for the quarter ended June 30, 1994. This percentage increase reflects an increase in goods purchased at the end of the quarter to properly service the increase in business at the end of the quarter and first part of the third quarter.

Concession costs for the six months ended June 30, 1994 increased to $5,199,000 from $3,327,000 for the six months ended June 30, 1993. The dollar increase is due to additional concession costs associated with theatres acquired during 1993 and 1994. As a percentage of concession revenues (concession and other revenues excluding other revenues), concession costs increased from 12.8% to 14.0% for the reason mentioned in the above paragraph.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1994 AND JUNE 30, 1993


Other theatre costs increased 43.6% for the quarter ended June 30, 1994 to $29,416,000 from $20,491,000 for the quarter ended June 30, 1993. As a percentage of revenues, cost of operations increased from 40.2% of revenues to 43.2% of revenues. The dollar increase is due primarily to additional operating costs associated with the additional screens in operation whereas the percentage increase reflects the decrease in attendance on a same screen basis while fixed costs such as lease rentals have remained constant. Excluding rent expense, cost of operations increased from 29.5% of revenues to 30.1% of revenues.

Other theatre costs for the six months ended June 30, 1994 increased 49.7% to $58,265,000 from $38,914,000. The dollar increase is due to additional operating costs associated with the theatres acquired during 1994 and 1993. As a percentage of revenues, cost of operations increased from 41.4% to 43.0%.
The dollar increase is due primarily to additional operating costs associated with the additional screens in operation whereas the percentage increase reflects the decrease in attendance on a same screen basis while fixed costs such as lease rentals have remained constant. Excluding rent expense, cost of operations remained the same at 30.3%.

General and administrative costs for the quarter ended June 30, 1994 decreased 2.3% from $1,270,000 to $1,241,000 and decreased as a percentage of total revenues from 2.5% to 1.8%.

General and administrative costs for the six months ended June 30, 1994 decreased .6% from $2,337,000 to $2,322,000. As a percentage of revenues, general and administrative costs decreased from 2.5% to 1.7%.

Depreciation and amortization increased 47.6% from $3,787,000 to $5,591,000 for the quarter ended June 30, 1994 and as a percentage of total revenues increased from 7.4% to 8.2% due to the acquisitions and expansions in 1994 and 1993.

Depreciation and amortization for the six months ended June 30, 1994 increased $3,589,000 or 48.9% from $7,345,000 to $10,934,000 due to the Company's acquisitions in 1994 and 1993. As a percentage of total revenues, depreciation and amortization increased from 7.8% for the six months ended June 30, 1993 to 8.1% for the six months ended June 30, 1994.

Interest expense for the quarter ended June 30, 1994 increased 29.0% to $4,454,000 from $3,453,000 due to the issuance of additional debt to finance the Cinema World, Inc. and General Cinema Corp. acquisitions (See Note D of Notes to Condensed Consolidated Financial Statements).

Interest expense for the six months ended June 30, 1994 increased 31.1% to $8,466,000 from $6,460,000 for the six months ended June 30, 1993 due to additional debt incurred to finance the Cinema World, Inc. and General Cinema Corp. acquisitions.

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

The Company's capital requirements arise principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. New theatre openings typically are financed with internally generated cash flow, borrowings under bank credit lines or under long-term leasing arrangements with developers.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the short-term investments on hand, the revolving credit line (See Note B of Notes to Condensed Consolidated Financial Statements), additional bank financings, private placements of debt, internally generated cash flow and, where appropriate, future lease financings. At August 8, 1994, the Company had approximately $23,000,000 in cash and short term investments on hand and $45,000,000 (additional $10,000,000 on this facility was repaid subsequent to June 30, 1994) was available under the Company's revolving credit facility.

                          PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         The annual meeting of shareholders of the Company was held on May 9, 1994. At the annual meeting, the shareholders voted on the election of six directors. The results of the voting were as follows:

                                                        FOR                        VOTE WITHHELD
                                                        ---                        -------------
C. L. Patrick                                      18,138,100                          92,653
Michael W. Patrick                                 18,222,198                           8,555
Carl L. Patrick, Jr.                               18,222,198                           8,555
John W. Jordan, II                                 18,143,600                          87,153
Carl E. Sanders                                    18,227,698                           3,055
David W. Zalaznick                                 18,143,600                          87,153

ITEM 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits


              11 - Statement re: computation of earnings per share

       (b)  Reports on Form 8-K

                  A report was filed on Form 8-K on June 6, 1994 to report the acquisition of assets from Cinema World, Inc. and was amended by a report on Form 8-K/A filed on July 12, 1994.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CARMIKE CINEMAS, INC.
                                     (Registrant)


                                     By:    /s/ Michael W. Patrick
                                            -------------------------------
                                            Michael W. Patrick - President
                                            (Chief Executive Officer)


Date: August 12, 1994                By:   /s/ John O. Barwick, III
      -----------------------              ---------------------------------
                                           John O. Barwick, III - Vice
                                           President Finance
                                           (Chief Accounting and
                                             Financial Officer)