Form 10-Q
period 1994-09-30
CARMIKE CINEMAS INC
filed 1994-10-25
CIK 799088

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549



                                  FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended SEPTEMBER 30, 1994.
                                      OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          TO
                               --------    ---------
Commission file number 0-14993
                       -------

                            CARMIKE CINEMAS, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                     58-1469127
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)


  1301 FIRST AVENUE, COLUMBUS, GEORGIA                 31901-2109
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

Class A Common Stock, $.03 par value --
 7,023,101 shares outstanding as of October 24, 1994

Class B Common Stock, $.03 par value --
 1,420,700 shares outstanding as of October 24, 1994

                       PART   I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CARMIKE CINEMAS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1994               1993
                                                                    -------------       -----------
                                                                     (Unaudited)
                                                                            (000's omitted)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         $   2,971         $  10,649
    Short-term investments                                                6,796            22,004
    Accounts and notes receivable                                         2,344             4,406
    Inventories                                                           1,621             1,563
    Prepaid film rental                                                     747               -0-
    Prepaid expenses                                                      3,832             3,626
                                                                      ---------         ---------
            TOTAL CURRENT ASSETS                                         18,311            42,248

OTHER ASSETS                                                              5,520             4,673


PROPERTY AND EQUIPMENT - Notes C and D                                  373,381           317,077
   Less accumulated depreciation
    and amortization                                                    (83,693)          (67,527)
                                                                      ---------         ---------
                                                                        289,688           249,550

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
   ACQUIRED - Notes C and D                                              43,484            30,553
                                                                      ---------         ---------

                                                                      $ 357,003         $ 327,024
                                                                      =========         =========

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1994               1993
                                                                       ---------------    --------------
                                                                         (Unaudited)
                                                                                 (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                        $  14,827         $  20,757
  Employee compensation                                                       1,241             1,396
  Accrued expenses                                                           13,360             6,869
  Current maturities of long-term debt
    and capital lease obligations                                             8,935             8,207
                                                                          ---------         ---------
        TOTAL CURRENT LIABILITIES                                            38,363            37,229


LONG-TERM DEBT - less current maturities - Note B                            53,765            35,376

SENIOR NOTES                                                                118,182           125,000

CAPITAL LEASE OBLIGATIONS -
  less current maturities                                                    16,964            17,441

SUBORDINATED DEBT - Note C                                                    2,992             2,819

DEFERRED INCOME TAXES                                                        16,054            15,303

SHAREHOLDERS' EQUITY - Notes B and C
   Class A Common Stock, $.03 par value, authorized
     15,000,000 shares, issued 7,022,101 and
     6,724,901 shares, respectively                                             211               201
   Class B Common Stock, $.03 par value, authorized
     5,000,000 shares, issued and outstanding
     1,420,700 shares                                                            43                43
   Paid-in capital                                                           42,886            39,621
   Retained earnings                                                         68,457            54,905
   Treasury stock, 170,000 shares,
     of Class A Common Stock, at cost                                          (914)             (914)
                                                                          ---------         ---------
                                                                            110,683            93,856

                                                                          $ 357,003         $ 327,024
                                                                          =========         =========




See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                          1994         1993           1994          1993
                                                                        ---------   ---------      ---------     ---------
                                                                           (000's omitted except per share data)
REVENUES
  Admissions                                                            $  77,337   $  57,500      $ 172,976     $ 121,684
  Concessions and other                                                    31,662      24,946         71,540        54,716
                                                                        ---------   ---------      ---------     ---------
                                                                          108,999      82,446        244,516       176,400

COSTS AND EXPENSES
  Film rentals                                                             39,567      28,594         84,451        59,548
  Concession costs                                                          4,358       3,772          9,557         7,099
  Other theatre operating costs                                            36,027      28,243         94,292        67,157
  General and administrative                                                1,358       1,213          3,680         3,550
  Depreciation and amortization                                             6,212       4,529         17,146        11,874
                                                                        ---------   ---------      ---------     ---------
                                                                           87,522      66,351        209,126       149,228
                                                                        ---------   ---------      ---------     ---------
                        OPERATING INCOME                                   21,477      16,095         35,390        27,172
Interest expense                                                            4,338       3,952         12,804        10,412
                                                                        ---------   ---------      ---------     ---------
          INCOME BEFORE INCOME TAXES AND
          CUMULATIVE EFFECT OF CHANGE IN
             ACCOUNTING FOR INCOME TAXES                                   17,139      12,143         22,586        16,760

Income taxes                                                                6,855       4,857          9,034         6,704
                                                                        ---------   ---------      ---------     ---------
      INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING FOR INCOME TAXES                                   10,284       7,286         13,552        10,056


Cumulative effect of change in accounting
    for income taxes - Note E                                                 -0-         -0-            -0-           390
                                                                        ---------   ---------      ---------     ---------
      NET INCOME                                                        $  10,284   $   7,286         13,552     $  10,446
                                                                        =========   =========      =========     =========

Earnings per share:
   Income before cumulative effect
     of change in accounting for income taxes                           $    1.25   $     .90      $    1.65     $    1.28
   Cumulative effect of change in accounting                                  -0-         -0-            -0-           .05
                                                                        ---------   ---------      ---------     ---------

                    NET INCOME PER SHARE                                $    1.25   $     .90      $    1.65     $    1.33
                                                                        =========   =========      =========     =========


See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                               (000's omitted)



                                         Class A             Class B                               Class A Common
                                       Common Stock        Common Stock    Additional              Stock in Treasury
                                       -------------      --------------   Paid in   Retained      -----------------
                                      Shares    Amount    Shares  Amount   Capital    Earnings     Shares  Amount        Total
                                      ------    ------    ------  ------- --------    ---------    -----  -------      ---------
BALANCES AT DECEMBER 31, 1993         6,725     $ 201     1,421   $  43   $ 39,621    $  54,905    170    $ (914)      $  93,856

Issuance of Class A Common Stock
  through exercise of warrant           250         8       -0-     -0-      2,867          -0-    -0-       -0-           2,875

Issuance of Class A Common Stock
  through exercise of stock options      47         2       -0-     -0-        398          -0-    -0-       -0-             400

Net income                              -0-       -0-       -0-     -0-        -0-       13,552    -0-       -0-          13,552
                                      -----     -----     -----    ----   --------     --------    ---    ------        --------

BALANCES AT SEPTEMBER 30, 1994        7,022     $ 211     1,421    $ 43   $ 42,886     $ 68,457    170    $ (914)       $110,683
                                      =====     =====     =====    ====   ========     ========    ===    ======        ========






See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           1994               1993
                                                                       ----------           ---------
                                                                              (000's omitted)
OPERATING ACTIVITIES
  Net income                                                           $   13,552           $  10,446
  Items which did not use cash:
    Depreciation and amortization                                          17,146              11,874
    Deferred income taxes                                                     751                 180
    Other                                                                     -0-                (414)
    Gain on sale of productive property and equipment                         (50)               (932)
    Changes in operating assets and liabilities:
       Accounts and notes receivable and inventories                        2,004               1,446
       Prepaid film rental and expenses                                      (953)             (3,063)
       Accounts payable and
        employee compensation                                              (6,085)             (5,217)
       Accrued expenses                                                     6,491                  10
                                                                       ----------           ---------
         NET CASH PROVIDED BY OPERATIONS                                   32,856              14,330

INVESTING ACTIVITIES
   Purchases of property and equipment                                    (19,120)            (17,123)
   Purchases of assets from other theatre operators                       (50,958)                -0-
   Acquisition of remaining interest in Westwynn Theatres, Inc.,
    net of cash acquired                                                      -0-              (8,542)
   Disposals of property and equipment                                         24               1,453
   Decrease (increase) in:
     Short-term investments                                                15,208               6,793
     Other                                                                   (958)             (1,297)
                                                                       ----------           ---------
      NET CASH USED IN INVESTING ACTIVITIES                               (55,804)            (18,716)

FINANCING ACTIVITIES
   Debt and other liabilities:
    Borrowings under revolving credit line                                103,000                 -0-
    Repayments of revolving credit line                                   (53,500)                -0-
    Additional borrowings                                                     -0-              25,000
    Payments                                                              (37,505)             (3,846)
   Issuance of Class A Common Stock                                         3,275                 329
                                                                       ----------           ---------
                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES                           15,270              21,483
                                                                       ----------           ---------
                 INCREASE (DECREASE) IN CASH AND
                                CASH EQUIVALENTS                           (7,678)             17,097

Cash and cash equivalents at beginning of period                           10,649              16,842
                                                                       ----------           ---------
                    CASH AND CASH EQUIVALENTS AT
                                   END OF PERIOD                       $    2,971           $  33,939
                                                                       ==========           =========

See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1994

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Certain reclassifications have been made to the Condensed Consolidated Statements of Income for the three month and nine month periods ended September 30, 1993 to conform to the 1994 presentation.

NOTE B -- REVOLVING CREDIT FACILITY

On May 4, 1994, the Company entered into a credit agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $100,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .4375% and is required to pay annual fees of .125% on the full amount of the facility and annual fees of .075% on the unused part of the commitment. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. At present the Company has outstanding $49,500,000 under this facility. These funds were used primarily to repay debt associated with the Westwynn transaction (See Note C -- Acquisition of Westwynn Theatres, Inc.) and to fund the Cinema World, Inc. and General Cinema Corp. acquisitions in May 1994 (See Note D -- Acquisitions). The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

Under the terms of this Agreement, no payments are due until after May 3, 1997, nor does the Company anticipate reducing the amount outstanding at September 30, 1994. Accordingly, no amounts have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

NOTE C -- ACQUISITION OF WESTWYNN THEATRES, INC.

Effective August 29, 1991, the Company along with certain former shareholders of Excellence Theatres Corporation ("Excellence") and certain other investors formed Westwynn Theatres, Inc. ("Westwynn"). Westwynn then acquired substantially all the assets, interests and rights and assumed certain defined liabilities of Excellence. The Company recorded its investment in Westwynn at the book value of the assets and cash contributed to Westwynn. The Company accounted for its investment in Westwynn under the cost method. During the nine months ended September 30, 1993, the Company recognized income of $207,000 relating to its ownership of Westwynn's 9% Junior Preferred Stock.

                             CARMIKE CINEMAS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1994

NOTE C -- ACQUISITION WESTWYNN THEATRES, INC. (CONTINUED)

On June 22, 1993, the Company agreed in principle to a transaction (effective June 11, 1993) (the "Transaction") to purchase the remaining securities of Westwynn that it did not previously own for a purchase price of approximately $19,776,000 (net of liabilities assumed). The Transaction was closed on July 23, 1993. In connection with the Transaction, the Company issued 330,000 shares of its Class A Common Stock (out of shares previously held as Treasury Stock), a $4,000,000 face value zero coupon convertible subordinated note maturing June 1, 1998 (fair market value of approximately $2,722,000, $2,819,000 and $2,992,000 at June 11, 1993, December 31, 1993, and September
30, 1994 respectively) and paid $11,780,000 in cash for the retirement of Westwynn subordinated notes and the purchase of certain Westwynn equity securities.

The excess of the purchase price over the net assets acquired (approximately $16,000,000) has been recorded as an intangible asset. This acquisition has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The results of operations of Westwynn are included in the accompanying Condensed Consolidated Financial Statements from the effective date of June 11, 1993. Westwynn operated 92 theatres (355 screens) at June 11, 1993.

The Company managed the operations of Westwynn through June 11, 1993 pursuant to a management agreement (the "Management Agreement"). During the term of the Management Agreement, the Company had the sole responsibility and sole and exclusive authority to manage and operate Westwynn, subject to the general supervision of the board of directors of Westwynn and certain contractual limitations relating to the ability to enter into debt and non-film rental agreements, authorization of capital expenditures and construction of new theatres or to discontinue operations of existing theatres. The Company earned management fees from Westwynn of $-0- and $789,981, respectively, for the three months and nine months ended September 30, 1993.

NOTE D -- ACQUISITIONS

Effective November 19, 1993, the Company purchased certain assets consisting of 19 multiplex theatres (80 screens) and assumed certain contractual liabilities of Manos Enterprises, Inc. for a purchase price of approximately $11,200,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $3,200,000) has been recorded as an intangible asset. The accompanying Condensed Consolidated Financial Statements include the operations of these theatres from the purchase date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

                             CARMIKE CINEMAS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1994



Effective January 21, 1994, the Company purchased certain assets consisting of 6 multiplex theatres (28 screens) and assumed certain contractual liabilities of certain subsidiaries of General Cinema Corp. for a cash purchase price of approximately $6,400,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has preliminarily been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $2,500,000) has been recorded as an intangible asset. The accompanying Condensed Consolidated Financial Statements include the operations of these theatres from the purchase date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

Effective May 20, 1994, the Company purchased certain assets consisting of 4 multiplex theatres (20 screens) and assumed certain contractual liabilities of General Cinema Corp. of Louisiana for a cash purchase price of approximately $5,800,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has preliminarily been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The accompanying Condensed Consolidated Financial Statements include the operations of these theatres from the purchase date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

Also effective May 20, 1994, the Company purchased certain assets consisting of 38 multiplex theatres (176 screens) and assumed certain contractual liabilities of Cinema World, Inc. for a cash purchase price of approximately $38,100,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has preliminarily been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $12,589,000) has been recorded as an intangible asset. The accompanying Condensed Consolidated Financial Statements include the operations of these theatres from the purchase date.

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

Pro-forma unaudited results of operations assuming consummation of the Cinema World, Inc. acquisition as of January 1, 1993 are as follows:

                                              Nine Months Ended
                                                September 30,
                                           ----------------------
                                             1994         1993
                                           ---------    ---------
Total revenues                             $ 257,919    $ 203,934
Net income                                    14,055       10,878
Earnings per share before cumulative
  effect of change in accounting                1.72         1.38


                             CARMIKE CINEMAS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1994


The pro-forma results include adjustments to reflect (i) the incurrence of interest expense to fund the Cinema World, Inc. acquisition; (ii) depreciation and amortization of assets acquired; (iii) elimination of certain general and administrative costs; and (iv) the income tax effect of such pro-forma adjustments.

NOTE E - INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. The change in the deferred income tax liability results primarily from recording deferred taxes relative to differences between the tax bases of property and equipment and their book bases in accordance with Statement 109. These differences arose in connection with prior purchase business combinations. The cumulative effect of the change increased net income by $390,000, or $.05 per share.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

               COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993


RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1994 increased 32.2% to $108,999,000 from $82,446,000 for the quarter ended September 30, 1993. This increase consists of a $19,837,000 increase in admissions and a $6,716,000 increase in concessions and other. The increases are attributed to additional revenues generated by the increased attendance resulting from the increased number of screens in operation as a result of the acquisitions (See Notes C and D of Notes to Condensed Consolidated Financial Statements)(the "Acquisitions")
and increases in admission and concession prices.   Attendance for the quarter
increased 28.7% and combined admission and concession prices increased 3.7%.
On a same screen basis, attendance increased 3.6%.

Total revenues for the nine months ended September 30, 1994 increased 38.6% to $244,516,000 from $176,400,000 for the nine months ended September 30, 1993. This increase consists of a $51,292,000 increase in admissions and a $16,824,000 increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in attendance resulting from the increase in the number of screens in operation as a result of the Acquisitions and increases in admission and concession prices. For the nine months ended September 30, 1994, attendance increased 34.3% above that for the nine months ended September 30, 1993 and for the same period, combined admission and concession prices increased 6.2%

Film rentals for the quarter ended September 30, 1994 increased 38.4% to $39,567,000 from $28,594,000 for the quarter ended September 30, 1993 primarily as a result of the additional admission revenues generated by the increase in the number of screens in operation as a result of the Acquisitions. As a percentage of admissions revenues, film rentals for the quarter ended September 30, 1994 increased to 51.2% from 49.7% for the quarter ended September 30, 1993 due to the quantity of popular films in the quarter ended September 30, 1994 which commanded a higher percentage film rental.

Film rentals for the nine months ended September 30, 1994 increased 41.8% to $84,451,000 from $59,548,000. The dollar increase is due to additional film rentals being paid on the additional admission revenues discussed above. As a percentage of admission revenues, film rentals for the nine months ended September 30, 1994 decreased to 48.8% from 48.9% for the nine months ended September 30, 1993.

Concession costs in the quarter ended September 30, 1994 increased to $4,358,000 from $3,772,000 for the quarter ended September 30, 1993 primarily as a result of the increased attendance due to the number of screens in operation. Concession costs as a percentage of concession revenues (concession and other revenues excluding other revenues) for the quarter ended September 30, 1994 decreased to 15.0% of concession revenues from 16.4% of concession revenues for the quarter ended September 30, 1993. This decrease reflects an increase in concession prices combined with a change in the mix of products sold in the third quarter.

Concession costs for the nine months ended September 30, 1994 increased to $9,557,000 from $7,099,000 for the nine months ended September 30, 1993. The dollar increase is due to additional concession costs associated

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


with theatres added in the Acquisitions. As a percentage of concession revenues (concession and other revenues excluding other revenues), concession costs decreased to 14.4% from 14.5%.

Other theatre operating costs increased 27.6% for the quarter ended September 30, 1994 to $36,027,000 from $28,243,000 for the quarter ended September 30, 1993. As a percentage of total revenues, other theatre operating costs decreased to 33.1% of total revenues from 34.3% of total revenues. The dollar increase is due primarily to additional operating costs associated with the additional screens in operation, primarily from the Acquisitions. The percentage decrease reflects an increase in attendance on a same screen basis combined with increased prices, whereas certain fixed costs, primarily rent expense, or certain variable costs with a fixed cost component such as salaries, utilities and property taxes have not increased proportionately. Rent expense represented a larger percentage of operating costs in 1994 than in 1993. Excluding rent expense, cost of operations decreased to 23.6% of total revenues from 25.3% of total revenues.

Other theatre operating costs for the nine months ended September 30, 1994 increased 40.4% to $94,292,000 from $67,157,000. The dollar increase is due to additional operating costs associated with the Acquisitions. As a percentage of total revenues, other theatre operating costs increased to 38.6% from 38.1%. The dollar increase is due primarily to additional operating costs associated with the additional screens in operation, whereas the percentage increase reflects a higher level of rent expense. Excluding rent expense, cost of operations decreased to 27.3% of total revenues from 28.0% of total revenues.

General and administrative costs for the quarter ended September 30, 1994 increased 12.0% to $1,358,000 from $1,213,000 for the quarter ended September 30, 1993, primarily as a result of additional salary costs and decreased as a percentage of total revenues to 1.2% from 1.5%.

General and administrative costs for the nine months ended September 30, 1994 increased 3.7% to $3,680,000 from $3,550,000 primarily as a result of additional salary costs. As a percentage of revenues, general and administrative costs decreased to 1.5% from 2.0%.

Depreciation and amortization for the three months ended September 30, 1994 increased 37.2% to $6,212,000 from $4,529,000 and for the nine months ended September 30, 1994 increased 44.4% or $5,272,000 to $17,146,000 from
$11,874,000 due to the Acquisitions and additional depreciation on new screens added in 1994 and 1993 as part of the Company's internal expansion program.

Interest expense for the quarter ended September 30, 1994 increased 9.8% to $4,338,000 from $3,952,000 due to additional debt incurred to finance the Acquisitions.

Interest expense for the nine months ended September 30, 1994 increased 23.0% to $12,804,000 from $10,412,000 for the nine months ended September 30, 1993 due to the addition to the Company's Condensed

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT SOF OPERATIONS.


Consolidated Financial Statements of Westwynn's debt effective June 11, 1993 (See Note C of Notes to Condensed Consolidated Financial Statements) plus debt incurred to finance the Acquisitions.

Income taxes as a percentage of income before income taxes for the quarter and nine months ended September 30, 1994 remained constant at 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. New theatre openings typically are financed with internally generated cash flow, bank credit lines or under long-term leasing arrangements with developers. The Company currently has 64 screens under construction and plans to construct an additional 100 to 150 screens annually for the next several years.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by short-term investments on hand, the revolving credit line (See Note B of Notes to Condensed Consolidated Financial Statements), additional bank financings, additional sale of debt and/or equity securities, private placements of debt, internally generated cash flow and, where appropriate, future lease financings. At October 20, 1994, the Company had approximately $8,800,000 in cash and short term investments on hand and $48,000,000 was available under the Company's revolving credit facility.

                          PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits


         11 - Statement re: computation of earnings per share
         27 - Financial Data Schedule (for SEC purposes only)

    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on October 13, 1994.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CARMIKE CINEMAS, INC.
                                            (Registrant)


Date: October 24, 1994                      By: /s/ Michael W. Patrick
                                                ------------------------------
                                                Michael W. Patrick - President
                                                (Chief Executive Officer)


Date: October 24, 1994                      By: /s/ John O. Barwick, III
                                                ------------------------------
                                                John O. Barwick, III - Vice
                                                President Finance
                                                (Chief Accounting and
                                                Financial Officer)