Form 10-K
CARMIKE CINEMAS INC
filed 1995-03-30
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1994 (Fee Required)
                                      OR
[  ]Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________________ to ___________________ (No Fee Required)

                        Commission File Number 0-14993
                            CARMIKE CINEMAS, INC.
            (Exact name of registrant as specified in its charter)

                            Delaware                                                                 58-1469127
    (State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)

               1301 First Avenue, Columbus, Georgia                                                    31901
             (Address of principal Executive Offices)                                                (Zip Code)

                                 (706) 576-3400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act              NONE

Securities registered pursuant to Section 12(g) of the Act Class A Common Stock, par value $.03 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 15, 1995, 8,420,910 shares of Class A Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Class A Common Stock held by non-affiliates of the registrant was approximately $185,260,020.

As of March 15, 1995, 1,420,700 shares of Class B Common Stock, par value $.03 per share, were outstanding, all of which shares are held by affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of Carmike Cinemas, Inc.'s Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Part II and Part IV.

(2) Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

    (a)  General Development of Business

    Carmike Cinemas, Inc. (herein referred to as the "Company" or "Carmike"), a corporation organized under the laws of the State of Delaware, is engaged in the motion picture exhibition business. The Company was incorporated in April 1982 in connection with the leveraged buy-out of the Company's predecessor, the Martin Theatres circuit, by present management of the Company. The principal executive offices of the Company are located at 1301 First Avenue, Columbus, Georgia 31901-2109, and its telephone number at that location is (706) 576-3400.

    The following are several of the more significant events which have taken place since December 31, 1993:

    (i)  Sale of Stock

    On November 28, 1994 the Company sold in a public offering 2,875,000 shares of its Class A Common Stock, consisting of 2,705,000 newly issued shares and 170,000 treasury shares. The net proceeds from this sale, approximately $58 million, will be used to continue the Company's acquisition and expansion program and for general corporate purposes. Pending such uses, these proceeds were used temporarily by the Company to repay indebtedness under its revolving credit facility.

    (ii)  New Credit Agreement

    On May 4, 1994, the Company entered into a credit agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $100 million for working capital, acquisitions and other general corporate purposes. The Agreement has a three-year revolving credit period, subject to possible successive annual renewals upon the mutual consent of the Company and the banks, and will convert to a four-year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either a bank base rate or LIBOR plus .4375% and is required to pay annual fees of .125% on the full amount of the facility and annual fees of .075% on the unused part of the commitment. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows.

    (iii) Acquisitions

    Effective January 21, 1994, the Company purchased certain assets consisting of 6 multiplex theatres (28 screens) and assumed certain contractual liabilities of certain subsidiaries of General Cinema Corp. for a cash purchase price of approximately $6,400,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $2,500,000) has been recorded as an intangible asset. The results of operations of these theatres are included in the Consolidated Financial Statements of the Company from the effective date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

    Effective May 20, 1994, the Company purchased certain assets consisting of 4 multiplex theatres (20 screens) and assumed certain contractual liabilities of General Cinema Corp. of Louisiana for a cash purchase price of approximately $5,800,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The results of operations of these theatres are included in the Consolidated Financial Statements of the Company from the effective date. Pro-forma results of this acquisition have not been presented as the effect on prior periods is not significant.

    Also effective May 20, 1994, the Company purchased certain assets consisting of 38 multiplex theatres (176 screens) and assumed certain contractual liabilities of Cinema World, Inc. for a cash purchase price of approximately $38,100,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $12,589,000) has been recorded as an intangible asset. The results of operations of these theatres are included in the Consolidated Financial Statements of the Company from the effective date. Unaudited pro-forma results of operations are presented (see Note C of Notes to Consolidated Financial Statements) but do not purport to represent what the Company's actual results of operations would have been had the Cinema World, Inc. acquisition occurred on January 1, 1993 and should not serve as a forecast of the Company's operating results for any future periods.

         Effective March 17, 1995, the Company purchased certain assets consisting of 21 theatres (83 screens) and assumed certain contractual liabilities of Floyd Theatres, Inc. for a cash purchase price of approximately $11,300,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been preliminarily allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $1,300,000) has been recorded as an intangible asset.

    (iv)  New Theatre Openings and Additions to Existing Theatres During 1994

         During 1994, the Company opened or expanded the following theatres:



       THEATRE                    LOCATION                          SCREENS
       -------                    --------                          -------
    NEW COMPLEXES
    -------------
    Wynnsong 10                   Durham, North Carolina             10
    Carmike 8                     Lawton, Oklahoma                    8
    Cobblestone 9                 Des Moines, Iowa                    9
    Dunes 8                       Myrtle Beach, South Carolina        8
    Carmike 8                     Allegany, New York                  8
                                                                     --
                                                         Total       43

    ADDITIONS TO EXISTING COMPLEXES
    -------------------------------
    Campus 8                      Bozeman, Montana                          5
    Bellvue 8                     Nashville, Tennessee                      4
    Highland 10                   Cookville,Tennessee                       6
                                                                           --
                                                         Total             15
                                                                           --
                                              Total New Screens            58
                                                                           ==

    (b)  Narrative Description of Business

         (i)  Theatre Operations

                 The Company is the second largest motion picture exhibitor in the United States in terms of number of theatres and screens operated. As of December 31, 1994, the Company operated 445 theatres with an aggregate of 1,942 screens located in 31 states. The Company's screens are located principally in communities where the Company is the sole or leading exhibitor. For the year ended December 31, 1994, aggregate attendance at the Company's theatres was approximately 59.7 million people. The Company's theatres are located in the following states:

         STATE                               THEATRES                      SCREENS
         -----                               --------                      -------
         Alabama                               29                           154
         Arkansas                               2                            15
         Colorado                              10                            46
         Florida                                3                            11
         Georgia                               18                           100
         Idaho                                 11                            26
         Illinois                               3                             8
         Iowa                                  22                           113
         Kentucky                               5                            23
         Louisiana                              4                            20
         Maryland                               1                             3
         Minnesota                             13                            48
         Montana                               15                            59
         Nebraska                               5                            17
         New Mexico                             1                             2
         North Carolina                        80                           310
         North Dakota                           3                            15
         New York                               1                             8
         Ohio                                   9                            45
         Oklahoma                              18                            68
         Pennsylvania                          37                           160
         South Carolina                        23                           103

         STATE                              THEATRES                      SCREENS
         -----                              --------                      -------
         South Dakota                           4                            23
         Tennessee                             43                           224
         Texas                                 30                           113
         Utah                                  11                            36
         Virginia                              16                            75
         Washington                             3                             3
         Wisconsin                             14                            64
         West Virginia                          6                            33
         Wyoming                                5                            17
                                              ---                         -----
                                              445                         1,942
                                              ===                         =====


    The Company's theatre operations are under the supervision of its Vice President - General Manager and are divided into four geographic divisions, each of which is headed by a division manager. The division managers are responsible for implementing Company operating policies and supervising the Company's fourteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of the Company's theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at the corporate headquarters of the Company. See "Film Licensing" with respect to the Company's film licensing operations.

    Nearly all of the Company's 1,942 screens are located in multi-screen theatres, with over 89% of the Company's screens being located in theatres having three or more screens. The Company's average number of screens per theatre is 4.4, and the Company intends to increase this ratio through the construction of larger multi-screen theatres. Multi-screen theatres enable the Company to present a variety of films appealing to several segments of the movie-going public while serving patrons from common support facilities (such as the box office, concession areas, restrooms and lobby). This strategy enhances attendance, utilization of theatre capacity and operating efficiencies (relating to theatre staffing, performance scheduling and space and equipment utilization), and thereby enhances revenues and profitability.

Staggered scheduling of starting times minimizes staffing requirements for crowd control, box office and concession services while reducing congestion at the concession area. The Company's theatres are housed predominantly in modern facilities equipped with quality projection and sound equipment.

    From time to time, the Company converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Increased attendance at these theatres following these conversions, combined with a lower film rental cost, has improved such theatres' operating profitability. At present, the Company operates 71 of its theatres as Discount Theatres. The Company also sells gift certificates and offers a discount ticket plan to attract groups of patrons.

    The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues, which are not material, are generated from electronic video games installed in the lobbies of some of the Company's theatres and on-screen advertising.

    The Company relies upon advertisements and movie schedules published in newspapers to inform its patrons of film selections and show times. Newspaper advertisements are typically displayed in a single group for all the Company's theatres located in the newspaper's circulation area. In addition, the Company utilizes radio spots and promotions to further market its films. Major distributors frequently share the cost of newspaper and radio advertising. The Company also exhibits in its theatres previews of coming attractions and films presently playing on the Company's other screens in the same market area.

    The Company's proprietary computer system, I.Q. Zero, which is presently installed in approximately 75% of its theatres (representing approximately 81% of its screens), allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. The Company is in the process of installing I.Q. Zero in its recently acquired theatres and plans to have the system in virtually all of its theatres. I.Q. Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis. The Company's integrated MIS, centered around I.Q. Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. Accordingly, there is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

    (ii)  Film Licensing

          Carmike obtains licenses to exhibit films by directly negotiating with or, in rare circumstances, submitting bids to film distributors. The Company licenses films through its booking office located in Columbus, Georgia. The Company's Vice President - Film, in consultation with the Company's President, directs the Company's motion picture bookings.

         Prior to negotiating or bidding for a film license, the Company's Vice President - Film and film booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected MPAA rating. Successful licensing depends greatly upon the availability of commercially popular motion pictures, knowledge of the tastes of residents in markets served by each theatre and insight into the trends in those tastes.
The Company maintains a database that includes revenue information on films previously exhibited in its markets. This historical information is then utilized by the Company to match new films with particular markets so as to maximize revenues.

         Film licenses typically specify rental fees based on the higher of a gross box office receipts formula or an adjusted gross box office receipts formula. Under a gross box office receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the run. The Company's film rental fees typically begin at 60% of admission revenues and gradually decline to as low as 30% over a period of four to seven weeks. Under an adjusted gross box office receipts formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated amount for house expenses. In addition, the Company is occasionally required to pay non-refundable guarantees of film rentals, to make advance payments of film rentals, or both, in order to obtain a license for a film. Although not specifically contemplated by the provisions of film licenses, the terms of film licenses generally are adjusted or re-negotiated subsequent to exhibition of the film in relation to its success.

         Film licensing zones are geographic areas (generally encompassing a radius of three to five miles) established by film distributors where any given film is allocated to only one theatre within that area. In film licensing zones where the Company has little or no competition, the Company obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive film licensing zones, a distributor will either require the exhibitors in the zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor for the film. Over the past several years, distributors have generally used the allocation rather than the bidding process to license their films. When films are licensed through a bidding process, exhibitors compete for licenses based upon economic terms. The Company currently does not bid for films in any of its film licensing zones.

         The Company predominantly licenses "first-run" films. If a film has substantial remaining potential following its first-run, the Company may license it for a subsequent run (a "sub-run"). Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film cost is generally less than first-run film cost. Additionally, sub-runs enable the Company to exhibit a variety of films during periods in which there are few new releases.

         The Company's business is dependent upon the availability of marketable pictures and its relationships with distributors. While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, seven major distributors accounted for approximately 84% of industry admission revenues during 1993 and 45 of the top 50 grossing films according to data published by the National Association of Theatre Owners. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of the Company. The Company licenses films from a number of distributors and believes that its relationships with distributors generally are satisfactory.

    (iii)  Competition

         The Company's operations are subject to varying degrees of competition with respect to licensing films, attracting patrons, obtaining new theatre sites or acquiring theatre circuits. In markets where it is not the sole exhibitor, the Company competes against regional and independent operators as well as the larger theatre circuit operators.

         The Company believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity, location and prestige of an exhibitor's theatres, quality of projection and sound at the theatres and the exhibitor's ability and willingness to promote the films. The competition for patrons is dependent upon factors such as the availability of popular films, location of the theatres, patron comfort, quality of projection and sound and the ticket prices. The Company believes that its admission prices are competitive with admission prices of competing theatres.

         The Company's theatres face competition from a number of motion picture exhibition delivery systems, such as pay television, pay-per-view and home video systems. The impact of such delivery systems on the motion picture exhibition industry is difficult to determine precisely, and there can be no assurance that existing or future delivery systems will not have an adverse impact on attendance. The Company believes that its strongest competition is from other forms of entertainment competing for the public's outside-the-home leisure time and disposable income.

    (iv)  Seasonality

         The major film distributors generally release during the summer and holiday seasons, primarily Thanksgiving and Christmas, those films which they anticipate to be the most successful. Consequently, the Company has historically generated higher revenues during such periods.

    (v)  Restaurants

         The Company, through its wholly-owned subsidiary Wooden Nickel Pub, Inc., operates two restaurants, one of which is adjacent to a theatre. These restaurants, which were opened by the Company's predecessor, offer light fare as well as beer and wine. These restaurants are not material to the Company's consolidated operations. The Company does not currently anticipate opening additional restaurant facilities.

    (vi)  Regulatory Environment

         The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Certain consent decrees resulting from such cases bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including the Company, on a theatre-by-theatre basis. Consequently, exhibitors such as the Company cannot assure themselves of a supply of motion pictures by entering into long-term arrangements with major distributors but must compete for licenses on a film-by-film and theatre-by-theatre basis.

         The Federal Americans With Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Disabilities Act became effective as to public accommodations in January 1992 and as to employment in July 1992. Because of the recent effectiveness of the Disabilities Act and the absence of comprehensive regulations thereunder, the Company is unable to predict precisely the extent to which the Disabilities Act will impact the Company. However, the Company currently constructs new theatres to be accessible to the disabled and believes that it is otherwise in substantial compliance with all current applicable regulations relating to accommodations for the disabled.
The Company intends to comply with future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.

    (vii)  Employees

         At December 31, 1994, the Company had approximately 8,060 employees. Seventy-five of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

Item 2.  Properties

    At December 31, 1994, of the Company's 445 theatres , 61 were owned by the Company, 299 were leased pursuant to building leases, 78 were leased pursuant to ground leases, and 7 were subject to shared ownership or shared leasehold interests with various unrelated third parties.

    The Company's leases are generally entered into on a long-term basis. See Note F of Notes to Consolidated Financial Statements incorporated by reference in Item 8 herein for information with respect to the Company's lease commitments.

    The Company owns its headquarters building in Columbus, Georgia. The Company occupies approximately 30,000 square feet of this modern five-story office building, which has approximately 48,500 square feet. Remaining space in the building is fully leased through March 1995. Subsequent to that date the Company will occupy the entire building. The Company's interest in the building is encumbered by a Deed to Secure Debt and Security Agreement in favor of the Downtown Development Authority of Columbus, Georgia.

    The Company also owns and occupies a four-story building in Columbus, Georgia that has approximately 48,000 square feet. The Company uses this building for storage and refurbishment of surplus theatre equipment.

Item 3.  Legal Proceedings

    From time to time, the Company is involved in routine litigation and legal proceedings in the ordinary course of its business, such as personal injury claims, employment matters and contractual disputes. Currently, the Company does not have pending any litigation or proceedings that management believes will have a material adverse effect, either individually or in the aggregate, upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1994.

                      Executive Officers of the Registrant

                     [Included pursuant to Regulation S-K,
                          Item 401(b), Instruction 3]

    The following sets forth certain information regarding the executive officers of the Company. For purposes of this section, references to the Company include the Company's predecessor, Martin Theatres, Inc.

    C. L. Patrick, age 76, who has served as Chairman of the Board of Directors of the Company since April 1982, joined the Company in 1945, became its General Manager in 1948 and served as President of the Company from 1969 to 1970. He served as President of Fuqua Industries, Inc., the predecessor of the Actava Group, Inc. ("Fuqua"), from 1970 to 1978, and as Vice Chairman of the Board of Directors of Fuqua from 1978 to 1982. Mr. Patrick is a director emeritus of Columbus Bank & Trust Company.

    Michael W. Patrick, age 44, has served as President of the Company since October 1981, a director of the Company since April 1982 and Chief Executive Officer since March 29, 1989. He joined the Company in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick is the son of Mr. C. L. Patrick. Mr. Patrick is a director of Columbus Bank & Trust Company. He also serves as a director of the Will Rogers Institute and Welcome Home, Inc.

    John O. Barwick, III, age 45, joined the Company as Controller in July 1977 and was elected Treasurer and Chief Financial Officer in August 1981. In August 1982, he became Vice President - Finance of the Company. Prior to joining the Company, Mr. Barwick was a certified public accountant with Ernst & Ernst, a predecessor of the accounting firm of Ernst & Young LLP, from 1973 to 1977.

    Anthony J. Rhead, age 53, joined the Company in June 1981 as manager of the booking office in Charlotte, North Carolina. Since July 1983, Mr. Rhead has been Vice President - Film of the Company. Prior to joining the Company, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

    Larry M. Adams, age 51, joined the Company as Data Processing Manager in July 1973. In August 1982, he became Vice President - Informational Systems and in August 1988 he became Secretary of the Company.

    Fred W. Van Noy, age 38, joined the Company in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he was elected to his present position as Vice President - General Manager.

    Prentiss Lamar Fields, age 40, joined the Company in January 1983 as Director of Real Estate. He served in this position until 1985 when he was elected to his present position as Vice President - Development.

    H. Madison Shirley, age 43, joined the Company in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He was elected to his present position as Vice President - Concessions in 1990.

    Marilyn Grant, age 47, joined the Company in 1975 as a bookkeeper. She served as the Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President - Advertising.

    Each of the above is currently an officer of the Company, serving a term running from the last annual meeting of directors (May 1994) for one year until the next annual meeting or until his or her successor is elected and qualified.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    Information regarding the market for the Company's common equity and related shareholder matters is incorporated by reference to the inside back cover of the Company's 1994 Annual Report to Shareholders.

Item 6.  Selected Financial Data

    Selected financial data for the five years ended December 31, 1994 is incorporated by reference to page 28 of the Company's 1994 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 26 and 27 of the Company's 1994 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference to pages 13 through 25 of the Company's 1994 Annual Report to Shareholders.

    Quarterly Results of Operations for the year ended December 31, 1994 is incorporated by reference to page 25 of the Company's 1994 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement relating to the 1995 Annual Meeting of Shareholders of the Company (hereinafter, the "1995 Proxy Statement").

    Information regarding the executive officers of the Company is set forth in
Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Item 11.  Executive Compensation

    Information regarding executive compensation is incorporated by reference to the section entitled "Executive Compensation and Other Information" contained in the 1995 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 1995 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in the 1995 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1) and (2)   Financial Statements and Financial Statement Schedules

                 The following consolidated financial statements of Carmike Cinemas, Inc. included in the Company's 1994 Annual Report to Shareholders are incorporated by reference in Item 8:

                     Report of Independent Auditors

                     Consolidated balance sheets--December 31, 1994 and 1993

                     Consolidated statements of income--Years ended December 3l, 1994, 1993 and 1992

                     Consolidated statements of shareholders' equity--Years ended December 3l, 1994, 1993 and 1992

                     Consolidated statements of cash flows--Years ended December 31, 1994, 1993 and 1992

                     Notes to consolidated financial statements--December 31,
                     1994

                 Financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(a)(3)  Listing of Exhibits

Exhibit
Number
------
2(a)     Purchase Contract dated May 20, 1992, by and between American Multi-Cinema, Inc. and Carmike Cinemas, Inc.(filed as Exhibit
         2(a) to the Company's Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K"), and incorporated herein by reference).

2(b)     Asset Purchase Agreement dated May 12, 1992 by and between Plitt Theatres, Inc., Plitt Southern Theatres, Inc. and Plitt
         Cine Theatres, Inc. and Carmike Cinemas, Inc. (filed as Exhibit 2(b) to the Company's 1992 Form 10-K and incorporated herein by reference).

2(c)     Asset Purchase Agreement dated May 21, 1992 by and between Resources Financial and Carmike Cinemas, Inc.(filed as Exhibit
         2(c) to the Company's 1992 Form 10-K and incorporated herein by reference).

2(d)     Purchase Contract dated as of November 18, 1992 by and between Cinamerica Theatres, L.P. and Carmike Cinemas, Inc.(filed as
         Exhibit 2(d) to the Company's 1992 Form 10-K and incorporated herein by reference).

2(e)     Asset Purchase Agreement dated November 19, 1993 by and between Manos Enterprises, Inc. and Carmike Cinemas, Inc. (filed as
         Exhibit 2(e) to the Company's Form 10 -K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference).

2(f)     Asset Purchase Agreement dated January 21, 1994 by and between General Cinema Corp. of Georgia, General Cinema Corp. of
         Virginia, General Cinema Corp. of West Virginia and Carmike Cinemas, Inc.(filed as Exhibit 2(f) to the Company's 1993 Form
         10-K and incorporated herein by reference).

2(g)     Asset Purchase Agreement dated May 18, 1994 by and between Cinema World, Inc.and Carmike Cinemas, Inc. (filed as Exhibit
         2(a) to the Company's Form 8-K filed on June 6, 1994 and incorporated herein by reference).

2(h)     Agreement dated as of March 17, 1995 by and between Floyd Theatres, Inc., Tallahassee Theatres, Inc., Floyd Theatres of
         Georgia, Inc., MasTec, Inc. and Carmike Cinemas, Inc.

Exhibit
Number
------
3(a)     Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to Amendment No. 1 to the Company's
         Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

3(b)     By-laws of the Company (filed as Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended December 31, 1987 (the
         "1987 Form 10-K"), and incorporated herein by reference).

4(a)     Note Purchase Agreement dated as of June 1, 1990 with respect to 10.53% Senior Notes due 2005 (filed as Exhibit 4 to the
         Company's Form 10-Q for the fiscal quarter ended June 30, 1990, and incorporated herein by reference).

4(b)     Note Purchase Agreement dated as of March 1, 1992 with respect to 7.90% Senior Notes due 2002 (filed as Exhibit 4(c) to the
         Company's Form l0-K for the year ended December 31, 1991, and incorporated herein by reference).

4(c)     Note Purchase Agreement dated as of April 15, 1993 with respect to 7.52% Senior Notes due 2003 (filed as Exhibit 4 to the
         Company's Form l0-Q for the fiscal quarter ended March 31, 1993, and incorporated herein by reference).

4(d)     Zero Coupon Convertible Subordinated Note due June 1, 1998 (filed as Exhibit 4(e) to the Company's 1993 Form 10-K, and incorporated herein by reference).

4(e)     Credit Agreement dated as of May 4, 1994 among Carmike Cinemas, Inc., various banks and Wachovia Bank of Georgia, N.A., as
         Agent (filed as Exhibit 4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1994, and incorporated herein by reference).

10(a)    1986 Carmike Cinemas, Inc. Class A Stock Option Plan, as amended, together with form of Stock Option Agreement (filed as
         Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10(b)    Downtown Development Authority of Columbus, Georgia $4,500,000 Industrial Development Revenue Bonds (Martin Theatres, Inc.
         Project), Series 1985 (filed as Exhibit 10(d) to Amendment No. 1 to the Company's Registration Statement on Form S-1, No.
         33-8007 on October 10, 1986, and incorporated herein by reference).

10(c)    Employment Agreement dated August 30, 1986 by and between C. L. Patrick and the Company, as amended on October 31, 1986 and
         January 1, 1990 (filed as Exhibit 10(e) to the Company's Registration Statement on Form S-1, Commission File No. 33-33558,
         and incorporated herein by reference).

Exhibit
Number
------
10(d)    Employment Agreement dated January 1, 1993 by and between Michael W. Patrick and the Company (filed as Exhibit 10(e) to the
         Company's 1992 Form 10-K and incorporated herein by reference).

10(e)    Aircraft Lease dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and the Company (filed as
         Exhibit 10(h) to the Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

10(f)    Equipment Lease Agreement dated December 17, 1982 by and between Michael W. Patrick and the Company (Kingsport, Tennessee)
         (filed as Exhibit 10(i) to the Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

10(g)    Equipment Lease Agreement dated January 29, 1983 by and between Michael W. Patrick and the Company (Valdosta, Georgia)
         (filed as Exhibit 10(j) to the Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

10(h)    Equipment Lease Agreement dated November 23, 1983 by and between Michael W. Patrick and the Company (Nashville (Belle
         Meade), Tennessee) (filed as Exhibit 10(k) to the Company's Registration Statement on Form S-1, No. 33-8007, and
         incorporated herein by reference).

10(i)    Equipment Lease Agreement dated December 17, 1982 by and between Michael W. Patrick and the Company (Opelika, Alabama)
         (filed as Exhibit 10(l) to the Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

10(j)    Equipment Lease Agreement dated July 1, 1986 by and between Michael W. Patrick and the Company (Muskogee and Stillwater,
         Oklahoma) (filed as Exhibit 10(m) to the Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

10(k)    Equipment Lease Agreement dated December 17, 1982 by and between C. L. Patrick and the Company (Eastridge, Tennessee)
         (filed as Exhibit 10(n) to the Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

Exhibit
Number
------
10(l)    Summary of Extensions of Equipment Lease Agreements, which are Exhibits 10(f), 10(g), 10(h), 10(i), and 10(k) (filed as
         Exhibit 10(o) to the 1987 Form 10-K and incorporated herein by reference).

10(m)    Summary of Extensions of the Equipment Lease Agreements, which are Exhibits 10(f), 10(g), 10(h), 10(i), and 10(k) as extended as shown in Exhibit 10(m) (filed as Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(n)    Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(o)    Amended and Restated Credit Agreement dated as of September 28, 1990 by and between Carmike Cinemas, Inc. and Carmike
         Midwest, Inc. as borrower and The First National Bank of Atlanta (filed as Exhibit 6 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1990, and incorporated herein by reference).

10(q)    Carmike Cinemas, Inc. Deferred Compensation Agreement and Trust Agreement dated as of January 1, 1990 (filed as Exhibit
         10(u) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

11       Statement re:  Computation of Earnings per share.

13       1994 Annual Report to Shareholders of Carmike Cinemas, Inc. (with the exception of the information expressly incorporated by reference in Items 5, 6, 7 and 8, this Annual Report is not to be deemed "filed" with the Securities and Exchange
         Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934).

21       List of Subsidiaries.

23       Consent of Ernst & Young LLP

27       Financial Data Schedule

         (b)  Reports on Form 8-K

              During the fiscal quarter ended December 31, 1994, the Company filed one report on Form 8-K dated October 25, 1994, reporting pursuant to Item 5 thereof the filing of a registration statement on Form S-3.

         (c)  Exhibits

              The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)  Financial Statements Schedules

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARMIKE CINEMAS, INC.

Date: March 29, 1995                      By: /s/ Michael W. Patrick
                                             ---------------------------------
                                             Michael W. Patrick
                                             President and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                             Date
         ---------                                 -----                             ----
/s/ C. L. Patrick                       Chairman of the Board                        March 29, 1995
------------------------------
C. L. Patrick

/s/ Michael W. Patrick                  President and Chief                          March 29, 1995
------------------------------          Executive Officer, Director
Michael W. Patrick

/s/ John O. Barwick, III                Vice President-Finance, Treasurer            March 29, 1995
------------------------------           (Chief Financial Officer,
John O. Barwick, III                      Chief Accounting Officer)


/s/ Carl L. Patrick, Jr.                Director                                     March 29, 1995
------------------------------
Carl L. Patrick, Jr.

/s/ Carl E. Sanders                     Director                                     March 29, 1995
------------------------------
Carl E. Sanders

/s/ John W. Jordan, II                  Director                                     March 29, 1995
------------------------------
John W. Jordan, II

/s/ David W. Zalaznick                  Director                                     March 29, 1995
------------------------------
David W. Zalaznick

                             CARMIKE CINEMAS, INC.

                                 EXHIBIT INDEX


Report on Form 10-K for the fiscal year Ended December 31, 1994

                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
2(a)     Purchase Contract dated May 20, 1992,
         by and between American Multi-Cinema,
         Inc. and Carmike Cinemas, Inc.(filed as Exhibit 2(a)
         to the company's Form 10-K for the fiscal year ended
         December 31, 1992 (the "1992 Form 10-K"), and
         incorporated herein by reference).

2(b) Asset Purchase Agreement dated May 12, 1992 by and between Plitt Theatres, Inc., Plitt Southern
         Theatres, Inc. and Plitt Cine Theatres, Inc. and
         Carmike Cinemas, Inc.(filed as Exhibit 2(b) to the Company's
         1992 Form 10-K and incorporated herein by reference).

2(c) Asset Purchase Agreement dated May 21, 1992 by and between Resources Financial and Carmike Cinemas, Inc.(filed as Exhibit 2(c) to the Company's
         1992 Form 10-K and incorporated herein by reference).

2(d) Purchase Contract dated as of November 18, 1992 by and between Cinamerica Theatres, L.P. and Carmike Cinemas, Inc.(filed as Exhibit 2(d) to the Company's
         1992 Form 10-K and incorporated herein by reference).

2(e) Asset Purchase Agreement dated November 19, 1993 by and between Manos Enterprises, Inc. and Carmike Cinemas, Inc.
         (filed as Exhibit 2(e) to the Company's Form 10K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference).

2(f)     Asset Purchase Agreement dated January 21, 1994 by and between
         General Cinema Corp. of Georgia, General Cinema Corp. of Virginia,
         General Cinema Corp. of West Virginia and Carmike Cinemas, Inc.
         (filed as Exhibit 2(f) to the Company's 1993 Form 10-K and incorporated herein by reference).

                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
2(g)     Asset Purchase Agreement dated May 18, 1994 by and
         between Cinema World, Inc. and Carmike Cinemas, Inc.
         (filed as Exhibit 2(a) to the Company's Form 8-K filed on
         June 6, 1994 and incorporated herein by reference).

2(h) Agreement dated as of March 17, 1995 by and between Floyd Theatres, Inc., Tallahassee Theatres, Inc., Floyd
         Theatres of Georgia, Inc., MasTec, Inc. and Carmike
         Cinemas, Inc.

3(a)     Restated Certificate of Incorporation of the Company
         (filed as Exhibit 3(a) to Amendment No. 1 to the
         Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

3(b)     By-Laws of the Company (filed as Exhibit 3(b) to the
         Company's Form 10-K for the fiscal year ended
         December 31, 1987 (the "1987 Form 10-K"),
         and incorporated herein by reference).

4(a)     Note Purchase Agreement dated as of June 1, 1990
         with respect to 10.53% Senior Notes due 2005
         (filed as Exhibit 4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1990, and incorporated herein by reference).

4(b)     Note Purchase Agreement dated as of March 1, 1992
         with respect to 7.90% Senior Notes due 2002
         (filed as Exhibit 4(c) to the Company's Form l0-K for the year ended December 31, 1991, and incorporated herein by reference).

4(c) Note Purchase Agreement dated as of April 15, 1993 with respect to 7.52% Senior Notes due 2003 (filed as Exhibit 4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1993, and incorporated herein by reference).

                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
4(d)     Zero Coupon Convertible Subordinated Note due June 1, 1998
         (filed as Exhibit 4(e) to the Company's 1993 Form 10-K, and incorporated herein by reference).

4(e)     Credit Agreement dated as of May 4, 1994 among Carmike
         Cinemas, Inc., various banks and Wachovia Bank of Georgia, N.A., as Agent (filed as Exhibit 4 to the Company's
         Form 10-Q for the fiscal quarter ended March 31, 1994, and incorporated herein by reference).

10(a) 1986 Carmike Cinemas, Inc. Class A Stock Option Plan, as amended, together with form of Stock Option Agreement
         (filed as Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10(b)    Downtown Development Authority of Columbus, Georgia
         $4,500,000 Industrial Development Revenue Bonds
         (Martin Theatres, Inc. Project), Series 1985 (filed as
         Exhibit 10(d) to Amendment No. 1 to the Company's
         Registration Statement on Form S-1, No. 33-8007 on
         October 10, 1986, and incorporated herein by reference).

10(c) Employment Agreement dated August 30, 1986 by and between C. L. Patrick and the Company, as amended on October 31, 1986 and January 1, 1990 (filed as Exhibit 10(e) to the Company's Registration Statement on Form S-1,
         Commission File No. 33-33558, and incorporated herein by reference).

10(d) Employment Agreement dated January 1, 1993 by and between Michael W. Patrick and the Company, (filed as Exhibit 10(e) to the Company's 1992 Form 10-K and incorporated herein by reference).

                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
10(e)    Aircraft Lease dated July 1, 1983, as amended
         June 30, 1986, by and between C.L.P.
         Equipment and the Company (filed as Exhibit 10(h)
         to the Company's Registration Statement on Form S-1,
         No. 33-8007, and incorporated herein by reference).

10(f) Equipment Lease Agreement dated December 17, 1982 by and between Michael W. Patrick and the Company
         (Kingsport, Tennessee) (filed as Exhibit 10(i) to the
         Company's Registration Statement on Form S-1,
         No. 33-8007, and incorporated herein by reference).

10(g) Equipment Lease Agreement dated January 29, 1983 by and between Michael W. Patrick and the Company
         (Valdosta, Georgia) (filed as Exhibit 10(j) to the Company's
         Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

10(h) Equipment Lease Agreement dated November 23, 1983 by and between Michael W. Patrick and the Company
         (Nashville (Belle Meade), Tennessee) (filed as Exhibit 10(k) to the Company's Registration Statement on Form S-1,
         No. 33-8007, and incorporated herein by reference).

10(i) Equipment Lease Agreement dated December 17, 1982 by and between Michael W. Patrick and the Company
         (Opelika, Alabama) (filed as Exhibit 10(l) to the Company's
         Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

10(j) Equipment Lease Agreement dated July 1, 1986 by and between Michael W. Patrick and the Company (Muskogee and Stillwater, Oklahoma) (filed as Exhibit 10(m) to the
         Company's Registration Statement on Form S-1,
         No. 33-8007, and incorporated herein by reference).

                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
10(k)    Equipment Lease Agreement dated December 17, 1982
         by and between C. L. Patrick and the Company
         (Eastridge, Tennessee) (filed as Exhibit 10(n) to the Company's
         Registration Statement on Form S-1, No. 33-8007, and
         incorporated herein by reference).

10(l) Summary of Extensions of Equipment Lease Agreements, which are Exhibits 10(g), 10(h), 10(i), 10(j), and 10(l)
         (filed as Exhibit 10(o) to the 1987 Form 10-K and incorporated herein by reference).

10(m) Summary of Extensions of the Equipment Lease Agreements, which are Exhibits 10(f), 10(f), 10(g), 10(h), and 10(k) as extended as shown in Exhibit 10(m) (filed as Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(n)    Summary of Extensions of Aircraft Lease Agreement and
         Equipment Lease Agreement which are Exhibits 10(e) and
         10(k) (filed as Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10(o)    Amended and Restated Credit Agreement dated as of
         September 28, 1990 by and between Carmike Cinemas, Inc.
         and Carmike Midwest, Inc. as borrower and The First National
         Bank of Atlanta (filed as Exhibit 6 to the Company's Form 10-Q or the fiscal quarter ended September 30, 1990, and incorporated herein by reference).

10(q)    Carmike Cinemas, Inc. Deferred Compensation Agreement and
         Trust Agreement dated as of January 1, 1990 (filed as Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

11       Statement re:  Computation of Earnings per share.

                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
13       1994 Annual Report to Shareholders of Carmike Cinemas,
         Inc. (with the exception of the information expressly
         incorporated by reference in Items 5, 6, 7 and 8, this
         Annual Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934).

21       List of Subsidiaries.

23       Consent of Ernst & Young LLP

27       Financial Data Schedule