Form 10-Q
period 1995-03-31
CARMIKE CINEMAS INC
filed 1995-05-15
CIK 799088

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549



                                  FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended MARCH 31, 1995.
                                      OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    ---------

Commission file number  0-14993
                       ---------

                            CARMIKE CINEMAS, INC.
            (Exact name of registrant as specified in its charter)

                           DELAWARE                                                 58-1469127
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

             1301 FIRST AVENUE, COLUMBUS, GEORGIA                                   31901-2109
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

Class A Common Stock, $.03 par value --
  9,740,101 shares outstanding as of May 11, 1995

Class B Common Stock, $.03 par value --
   1,420,700 shares outstanding as of  May 11, 1995

                        PART   I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             CARMIKE CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         March 31,       December 31,
                                                                           1995              1994
                                                                        -----------      ------------
                                                                        (Unaudited)
                                                                               (000's omitted)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $  2,396          $ 17,872
  Short-term investments                                                    6,993             4,815
  Accounts and notes receivable                                             2,856             3,814
  Inventories                                                               2,193             1,939
  Prepaid expenses                                                          4,758             5,025
                                                                         --------          --------
                                  TOTAL CURRENT ASSETS                     19,196            33,465


OTHER ASSETS                                                                7,312             7,006

PROPERTY AND EQUIPMENT - Note C                                           403,218           381,851
  Less accumulated depreciation
    and amortization                                                       93,600            87,880
                                                                         --------          --------
                                                                          309,618           293,971

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Note C                                                     44,172            43,156
                                                                         --------          --------

                                                                         $380,298          $377,598
                                                                         ========          ========

                                                                         March 31,       December 31,
                                                                            1995             1994
                                                                        -----------     ------------
                                                                        (Unaudited)
                                                                               (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                       $ 17,560          $ 23,478
  Accrued expenses                                                          7,815            11,327
  Current maturities of long-term debt
    and capital lease obligations                                           8,881             9,352
                                                                         --------          --------
      TOTAL CURRENT LIABILITIES                                            34,256            44,157


LONG-TERM DEBT - less current maturities                                   17,841             3,495

SENIOR NOTES                                                              118,182           118,182

CAPITAL LEASE OBLIGATIONS -
  less current maturities                                                  19,087            19,245

CONVERTIBLE SUBORDINATED DEBT                                               3,112             3,051

DEFERRED INCOME TAXES                                                      17,912            17,512

SHAREHOLDERS' EQUITY
  Class A Common Stock, $.03 par value, authorized
    15,000,000 shares, issued 9,740,101 and
    9,738,101 shares, respectively                                            292               292
  Class B Common Stock, $.03 par value, authorized
    5,000,000 shares, issued and outstanding
    1,420,700 shares                                                           43                43
  Paid-in capital                                                          99,773            99,763
  Retained earnings                                                        69,800            71,858

                                                                         --------          --------
                                                                          169,908           171,956
                                                                         --------          --------

                                                                         $380,298          $377,598
                                                                         ========          ========




See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           1995              1994
                                                                         --------          --------
                                                                            (000's omitted except
                                                                               per share data)
REVENUES
  Admissions                                                             $ 45,362          $ 47,652
  Concessions and other                                                    18,536            19,780
                                                                         --------          --------
                                                                           63,898            67,432

COSTS AND  EXPENSES
  Film rentals                                                             20,459            22,577
  Concession costs                                                          2,650             2,812
  Other theatre operating costs                                            33,197            28,849
  General and administrative                                                1,235             1,081
  Depreciation and amortization                                             6,113             5,343
                                                                         --------          --------
                                                                           63,654            60,662
                                                                         --------          --------
                                                  OPERATING INCOME            244             6,770
Interest expense                                                            3,673             4,012
                                                                         --------          --------
                                 INCOME (LOSS) BEFORE INCOME TAXES         (3,429)            2,758

Income taxes                                                               (1,371)            1,103
                                                                         --------          --------
                                                 NET INCOME (LOSS)         (2,058)         $  1,655
                                                                         ========          ========

                                       NET INCOME (LOSS) PER SHARE       $   (.18)         $    .20
                                                                         ========          ========



See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           1995             1994
                                                                       ------------      ------------
                                                                               (000's omitted)
OPERATING ACTIVITIES
  Net income (loss)                                                      $ (2,058)         $  1,655
  Items which did not use cash:
    Depreciation and amortization                                           6,113             5,343
    Deferred income taxes                                                     400               251
    Gain on sale of productive
      property and equipment                                                  -0-               (50)
    Changes in operating assets and liabilities:
       Accounts and notes receivable and inventories                          704             1,186
       Prepaid film rental and expenses                                       267               139
       Accounts payable and
         employee compensation                                             (5,918)           (2,190)
       Accrued expenses                                                    (3,512)             (158)
                                                                         --------          --------
                                                  NET CASH PROVIDED
                                            BY (USED IN) OPERATIONS        (4,004)            6,176

INVESTING ACTIVITIES
  Purchases of property and equipment                                      (9,490)           (5,754)
  Purchases of assets from other theatre operators                        (13,250)           (7,058)
  Disposals of property and equipment                                           4                63
  Decrease (increase) in:
    Short-term investments                                                 (2,178)           18,388
    Other                                                                    (336)             (591)
                                                                         --------          --------
                                     NET CASH PROVIDED BY (USED IN)
                                               INVESTING ACTIVITIES       (25,250)            5,048

FINANCING ACTIVITIES
  Debt and other liabilities:
    Additional borrowings                                                  28,000               -0-
    Repayments                                                            (14,222)           (2,076)
                                                                         --------          --------
                                     NET CASH PROVIDED BY (USED IN)
                                               FINANCING ACTIVITIES        13,778            (2,076)
                                                                         --------          --------
                                        INCREASE (DECREASE) IN CASH
                                               AND CASH EQUIVALENTS       (15,476)            9,148

Cash and cash equivalents at beginning of period                           17,872            10,649
                                                                         --------          --------
                                          CASH AND CASH EQUIVALENTS
                                                   AT END OF PERIOD      $  2,396          $ 19,797
                                                                         ========          ========

See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B --REVOLVING CREDIT FACILITY

On May 4, 1994, the Company entered into a Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $100,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .4375% and is required to pay annual fees of .125% on the full amount of the facility and annual fees of .075% on the unused part of the commitment. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. At March 31, 1995 the Company had $14,700,000 outstanding under this facility.

Under the terms of this Agreement, no payments are due until after May 3, 1997, nor does the Company anticipate reducing the amount outstanding at March 31, 1995. Accordingly, no amounts have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1995


NOTE C -- ACQUISITIONS

The Company's acquisitions in 1995 and 1994 have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price.

In separate transactions, the Company acquired certain assets and businesses as follows:

                                                             Number of
                                   Approximate         --------------------
             Seller               Purchase Price       Theatres     Screens          Effective Date
             ------               --------------       --------     -------          --------------
                                  (in thousands)
1995:
  Carolina Cinema Corp.             $     750               2           7            February 10, 1995
  Theatre Developers, Inc.              1,200               1           8            February 24, 1995
  MasTec, Inc.                         11,300              21          83            March 17, 1995
1994:
  General Cinema Corp.
    and subsidiaries                    6,400               6          28            January 21, 1994
  General Cinema Corp.
    of Louisiana                        5,800               4          20            May 20, 1994
  Cinema World, Inc.                   38,100              38         176            May 20, 1994

The excess of purchase prices over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were $1,300,000 to date in 1995 and $18,733,000 in 1994.

Pro-forma results have not been presented for the 1995 acquisitions as they were not significant during the periods presented.

The pro-forma unaudited results of operations below do not purport to represent what the Company's actual results of operations would have been had the 1994 acquisition of Cinema World, Inc. occurred on January 1, 1994 and should not serve as a forecast of the Company's operating results for any future periods.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1995


NOTE C -- ACQUISITIONS (CONTINUED)


Unaudited pro-forma results of the Cinema World, Inc. acquisition are as follows (in thousands):

                                                                      Quarter
                                                                  Ended March 31
                                                                       1994
                                                                  --------------
Revenues                                                              $ 76,970
Net income                                                               1,996
Earnings per share                                                         .24


The above pro-forma income statement data gives effect to the acquisition of assets from Cinema World, Inc. as if the acquisition had occurred at January 1, 1994. The pro-forma adjustments are based upon available information and certain assumptions that management believes reasonable. The adjustments to the historical data are as follows:

    a. General and administrative costs were reduced to reflect the incremental amount of general and administrative costs the Company estimates it would have incurred over the applicable time period.

    b. Depreciation expense was adjusted to reflect depreciation based upon the Company allocation of the acquisition purchase price.

    c. Interest expense has been adjusted to reflect debt incurred at borrowing rates of 4.5% to 5%.

NOTE D - SUBSEQUENT EVENT

Effective May 12, 1995, the Company purchased certain assets consisting of five theatres (11 screens) and assumed certain contractual liabilities of Rocky Mountain Resorts, Inc. for a cash purchase price of $1,540,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                       Comparison of Three Months Ended
                       March 31, 1995 and March 31, 1994

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1995 decreased 5.2% to $63,898,000 from $67,432,000 for the quarter ended March 31, 1994. This decrease consists of a $2,290,000 decrease in admissions and a $1,244,000 decrease in concessions and other. The decreases are attributed to a 19.7% decline in attendance on a same screen comparison, resulting from a lack of popular films available during the quarter ended March 31, 1995, partially offset by additional attendance from the acquisitions completed in May, 1994 and to date in 1995. (See Note C of Notes to Condensed Consolidated Financial Statements).

Cost of operations (film rentals, concession costs and other theatre operating costs) increased 3.8% to $56,306,000 in the quarter ended March 31, 1995 from $54,238,000 in the quarter ended March 31, 1994. This dollar increase is due to the increased number of screens in operation. As a percentage of total revenues, cost of operations increased to 88.1% of total revenues from 80.4%. This percentage increase is due primarily to the level of fixed costs, such as occupancy costs, managers salaries and utilities, included in this cost category that do not vary with decreases in sales and attendance levels.

General and administrative costs increased 14.2% from $1,081,000 to $1,235,000 and increased as a percentage of total revenues from 1.6% to 1.9%. The dollar increase is due to increased salary costs whereas the percentage increase is due to the decline in attendance and revenues discussed above.

Depreciation and amortization increased 14.4% from $5,343,000 for the quarter ended March 31, 1994 to $6,113,000 for the quarter ended March 31, 1995 and as a percentage of total revenues increased from 7.9% to 9.6% due to the acquisitions and expansions in 1994 and 1995 and due to the fixed nature of the costs.

Interest expense for the quarter ended March 31, 1995 decreased 8.4% to $3,673,000 from $4,012,000 in the comparable quarter of 1994, due to the decrease in the average amount of outstanding debt. (See Note B of Notes to Condensed Consolidated Financial Statements).


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

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the short-term investments on hand, the revolving credit line, additional bank financing, private placements of debt, internally generated cash flow and, where appropriate, future lease financing. At May 11, 1995, the Company had approximately $7,900,000 in cash and short-term investments on hand approximately $80,000,000 was available under the Company's revolving credit facility.

                          PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

              11 - Statement re: computation of earnings per share

              27 - Financial Data Schedule (for SEC use only)

       (b)  Reports on Form 8-K

                None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CARMIKE CINEMAS, INC.
                                          (Registrant)


Date: May 15, 1995                        By: Michael W. Patrick
      ----------------                        ------------------------------
                                              Michael W. Patrick - President
                                              (Chief Executive Officer)


Date: May 15, 1995                        By: John O. Barwick, III
      ----------------                        ------------------------------
                                              John O. Barwick, III - Vice
                                              President Finance
                                              (Chief Accounting and
                                                Financial Officer)