Form 10-Q
period 1995-06-30
CARMIKE CINEMAS INC
filed 1995-08-14
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                   FORM 10-Q


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 1995
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

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

                                 (706) 576-3400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.03 par value --
   9,740,101 shares outstanding as of August 11, 1995
Class B Common Stock, $.03 par value --
   1,420,700 shares outstanding as of August 11, 1995

                        PART   I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CARMIKE CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                        June 30,           December 31,
                                                                          1995                1994
                                                                     ---------------    -----------------
                                                                       (Unaudited)
                                                                                (000's omitted)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $  7,265            $ 17,872
    Short-term investments                                                 7,499               4,815
    Accounts and notes receivable                                          4,462               3,814
    Inventories                                                            2,994               1,939
    Prepaid expenses                                                       4,526               5,025
                                                                        --------            --------
                                       TOTAL CURRENT ASSETS               26,746              33,465

OTHER ASSETS                                                               7,379               7,006

PROPERTY AND EQUIPMENT - Note C                                          438,876             381,851
   Less accumulated depreciation
    and amortization                                                      99,686              87,880
                                                                        --------            --------
                                                                         339,190             293,971

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Note C                                                    47,890              43,156
                                                                        --------            --------

                                                                        $421,205            $377,598
                                                                        ========            ========

                                                                          June 30,         December 31,
                                                                            1995               1994
                                                                        ------------       ------------
                                                                        (Unaudited)
                                                                                (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $ 25,497           $ 23,478
    Accrued expenses                                                        13,513             11,327
    Current maturities of long-term debt
      and capital lease obligations                                          8,948              9,352
                                                                          --------           --------
                                  TOTAL CURRENT LIABILITIES                 47,958             44,157

LONG-TERM DEBT - less current maturities                                    42,287              3,495

SENIOR NOTES                                                               111,364            118,182

CAPITAL LEASE OBLIGATIONS -
    less current maturities                                                 24,042             19,245

CONVERTIBLE SUBORDINATED DEBT                                                3,174              3,051

DEFERRED INCOME TAXES                                                       18,312             17,512

SHAREHOLDERS' EQUITY - Note B
    Class A Common Stock, $.03 par value, authorized
      15,000,000 shares, issued 9,740,101 and
      9,738,101 shares, respectively                                           292                292
    Class B Common Stock, $.03 par value, authorized
      5,000,000 shares, issued and outstanding
      1,420,700 shares                                                          43                 43
    Paid-in capital                                                         99,772             99,763
    Retained earnings                                                       73,961             71,858
                                                                          --------           --------
                                                                           174,068            171,956


                                                                          $421,205           $377,598
                                                                          ========           ========



See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                         Three Months Ended        Six Months Ended
                                                                               June 30,                  June 30,
                                                                          1995        1994           1995       1994
                                                                       ----------   ---------      ---------  --------
                                                                              (000's omitted except per share data)
REVENUES
    Admissions                                                           $63,839     $47,987       $109,201   $ 95,639
    Concessions and other                                                 27,394      20,098         45,930     39,878
                                                                         -------     -------       --------   --------
                                                                          91,233      68,085        155,131    135,517

COSTS AND EXPENSES
    Film rentals                                                          31,586      22,307         52,045     44,884
    Concession costs                                                       3,407       2,387          6,057      5,199
    Other theatre operating costs                                         37,535      29,416         70,732     58,265
    General and administrative                                             1,369       1,241          2,604      2,322
    Depreciation and amortization                                          6,437       5,591         12,550     10,934
                                                                         -------     -------       --------   --------
                                                                          80,334      60,942        143,988    121,604
                                                                         -------     -------       --------   --------
                              OPERATING INCOME                            10,899       7,143         11,143     13,913
Interest expense                                                           3,965       4,454          7,638      8,466
                                                                         -------     -------       --------   --------
                    INCOME BEFORE INCOME TAXES                             6,934       2,689          3,505      5,447

Income taxes                                                               2,773       1,076          1,402      2,179

                                                                         -------     -------       --------   --------
                                    NET INCOME                           $ 4,161     $ 1,613       $  2,103   $  3,268
                                                                         =======     =======       ========   ========
                          NET INCOME PER SHARE                           $   .37     $   .20       $    .19   $    .40
                                                                         =======     =======       ========   ========


See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          1995                 1994
                                                                        ---------           ----------
                                                                                (000's omitted)
OPERATING ACTIVITIES
    Net income                                                          $  2,103             $  3,268
    Items which did not use cash:
      Depreciation and amortization                                       12,550               10,934
      Deferred income taxes                                                  800                  501
      Gain on sale of productive property and equipment                      -0-                  (50)
      Changes in operating assets and liabilities:
           Accounts receivable and inventories                            (1,703)               2,750
           Prepaid expenses                                                  499               (1,342)
           Accounts payable                                                2,019                 (122)
           Accrued expenses                                                2,186                  356
                                                                        --------             --------
             NET CASH PROVIDED BY OPERATIONS                              18,454               16,295

INVESTING ACTIVITIES
    Purchases of property and equipment                                  (23,220)             (11,365)
    Purchases of assets from other theatre operators                     (39,215)             (50,300)
    Disposals of property and equipment                                       12                   46
    Decrease (increase) in:
      Short-term investments                                              (2,684)              15,285
      Other                                                                 (444)                (904)
                                                                        --------             --------
         NET CASH USED IN INVESTING ACTIVITIES                           (65,551)             (47,238)

FINANCING ACTIVITIES
    Debt and other liabilities:
      Borrowings under revolving credit line                             107,700               85,000
      Repayments of revolving credit line                                (68,200)             (20,000)
      Additional borrowings                                                5,180                  -0-
      Payments on long term obligations                                   (8,190)             (36,563)
      Issuance of Class A Common Stock                                       -0-                  366
                                                                        --------             --------
                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES                          36,490               28,803
                                                                        --------             --------
                            DECREASE IN CASH AND
                                CASH EQUIVALENTS                         (10,607)              (2,140)

Cash and cash equivalents at beginning of period                          17,872               10,649
                                                                        --------             --------
                    CASH AND CASH EQUIVALENTS AT
                                   END OF PERIOD                        $  7,265             $  8,509
                                                                        ========             ========

See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B -- REVOLVING CREDIT FACILITY

On May 4, 1994, the Company entered into a Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $100,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .375% and is required to pay annual fees of .10% on the full amount of the facility and annual fees of .05% on the unused part of the commitment. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. At June 30, 1995 the Company had $39,500,000 outstanding under this facility.

Under the terms of this Agreement, no payments are due until after May 3, 1997, nor does the Company anticipate reducing the amount outstanding at June 30, 1995. Accordingly, no amounts have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1995


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

In separate transactions, the Company acquired certain assets and businesses as follows:

                                                             Number of
                                   Approximate               ---------
             Seller               Purchase Price       Theatres     Screens          Effective Date
             ------               --------------       --------     -------          --------------
                                  (in thousands)
1995
  Carolina Cinema Corp.              $   750              2            7             February 10, 1995
  Theatre Developers, Inc.             1,200              1            8             February 24, 1995
  MasTec, Inc.                        11,300             21           83             March 17, 1995
  Rocky Mountain Cinema
    Partners                           1,585              5           11             May 5, 1995
  Plitt Theatres, Inc.                24,380             28          145             June 2, 1995
                                     -------             --          ---
                                     $39,215             57          254
                                     =======             ==          ===

1994
  General Cinema Corp.
    and subsidiaries                 $ 6,400              6           28             January 21, 1994
  General Cinema Corp.
    of Louisiana                       5,800              4           20             May 20, 1994
  Cinema World, Inc.                  38,100             38          176             May 20, 1994
                                     -------             --          ---
                                     $50,300             48          224
                                     =======             ==          ===

The excess of purchase price over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were $5,300,000 to date in 1995 and $18,733,000 in 1994.

Pro-forma results have not been presented for the 1995 acquisitions as they were not significant during the periods presented in the accompanying condensed consolidated financial statements.

The pro-forma unaudited results of operations below do not purport to represent what the Company's actual results of operations would have been had the 1994 acquisition of Cinema World, Inc. occurred on January 1, 1994 and should not serve as a forecast of the Company's operating results for any future periods.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1995


NOTE C -- ACQUISITIONS (CONTINUED)


Unaudited pro-forma results of the Cinema World, Inc. acquisition are as follows (in thousands):

                                                         Six Months
                                                       Ended June 30,
                                                            1994
                                                       --------------
Revenues                                                  $148,920
Net income                                                   3,771
Earnings per share                                             .46


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

    b. Depreciation expense was adjusted to reflect depreciation based upon the Company's allocation of the acquisition purchase price.

    c. Interest expense has been adjusted to reflect debt incurred at borrowing rates of 4.5% to 5%.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1995 AND JUNE 30, 1994

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1995 increased 34.0% to $91,233,000 from $68,085,000 for the quarter ended June 30, 1994. This increase consists of a $15,852,000 increase in admissions and a $7,296,000 increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation and increases in admission and concession prices. Also on a same screen basis, attendance for the quarter increased 9.4%

Total revenues for the six months ended June 30, 1995 increased 14.5% to $155,131,000 from $135,517,000 for the six months ended June 30, 1994. This increase consists of a $13,562,000 increase in admissions and a $6,052,000 increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the number of screens in operation as a result of the acquisitions (See Note C of Notes to Condensed Consolidated Financial Statements)(the "Acquisitions") and increases in admission and concession prices. For the six months ended June 30, 1995, attendance on a same screen comparison decreased 5.4% below that for the six months ended June 30, 1994.

Cost of operations (film rentals, concession costs and other theatre operating costs) increased 34% from $54,110,000 to $72,528,000 for the quarter ended June 30, 1995. This dollar increase is due to the increased number of screens in operation. As a percentage of total revenues, cost of operations remained the same at 79.5%.

Cost of operations for the six months ended June 30, 1995 increased 18.9% from $108,348,000 to $128,834,000 also as a result of the increased number of screens in operation. As a percentage of total revenues, cost of operations increased from 80.0% of total revenues to 83.0% of total revenues in the six months ended June 30, 1995. This percentage is due primarily to the level of fixed costs, such as occupancy cost, managers salaries and utilities included in this cost category that do not vary with decreases in sales and attendance levels, combined with higher film rentals paid reflecting a better quality of film product in the six months ended June 30, 1995.

General and administrative costs for the quarter ended June 30, 1995 increased 10.3% from $1,241,000 to $1,369,000 primarily as a result of increased personnel costs because of the Acquisitions and expansions and decreased as a percentage of total revenues from 1.8% to 1.5%.

General and administrative costs for the six months ended June 30, 1995 increased 12.1% from $2,322,000 to $2,604,000 primarily as a result of increased personnel costs because of the Acquisitions and expansions. As a percentage of total revenues, general and administrative costs remained the same at 1.7%.

Depreciation and amortization increased 15.1% from $5,591,000 to $6,437,000 for the quarter ended June 30, 1995 due to the Acquisitions and expansions. As a percentage of total revenues depreciation and amortization decreased from 8.2% to 7.1%.

Depreciation and amortization for the six months ended June 30, 1995 increased 14.8% from $10,934,000 to $12,550,000 due to the Company's Acquisitions and expansions. As a percentage of total revenues, depreciation and amortization remained the same at 8.1%.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1995 AND JUNE 30, 1994



Interest expense for the quarter ended June 30, 1995 decreased 11.0% to $3,965,000 from $4,454,000 due to the decrease in the average amount of outstanding debt.

Interest expense for the six months ended June 30, 1995 decreased 9.8% to $7,638,000 from $8,466,000 for the six months ended June 30, 1994 due to the decrease in the average amount of outstanding debt.


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

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the short-term investments on hand, the revolving credit facility (See Note B of Notes to Condensed Consolidated Financial Statements), additional bank financings, private placements of debt, internally generated cash flow and, where appropriate, future lease financings. At August 11, 1995, the Company had approximately $11,000,000 in cash and short term investments on hand and $74,000,000 was available under the Company's revolving credit facility.

                          PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         The annual meeting of shareholders of the Company was held on May 8, 1995. At the annual meeting, the shareholders voted on the election of six directors. The results of the voting were as follows:

                                                      FOR                            VOTE WITHHELD
                                                      ---                            -------------
C. L. Patrick                                      21,858,518                          144,646
Michael W. Patrick                                 21,868,818                          134,346
Carl L. Patrick, Jr.                               21,868,618                          134,546
John W. Jordan, II                                 21,918,916                           84,248
Carl E. Sanders                                    21,988,116                           15,048
David W. Zalaznick                                 21,988,116                           15,048

Also at the annual meeting the shareholders voted to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock from 15,000,000 to 22,500,000. The results of the voting were as follows:

                                      FOR                  AGAINST              ABSTAINED
                                      ---                  -------              ---------
Class A Common Votes               6,769,200              1,012,094               14,870

Class B Common Votes              14,207,000                    -0-                  -0-


ITEM 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits
              3(a) - Restated Certificate of Incorporation of the Company

              3(b) - Certificate of Amendment of Restated Certificate of
                     Incorporation

              11   - Statement re: computation of earnings per share

              12   - Agreement dated as of June 2, 1995 by and between Carmike
                     Cinemas, Inc. and Plitt Theatres, Inc.

              27   - Financial Data Schedule (for SEC use only)

       (b)  Reports on Form 8-K

             The Company filed a report on Form 8-K on May 24, 1995 to report the signing of an agreement to purchase 145 screens from Plitt Theatres, Inc.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CARMIKE CINEMAS, INC.
                                            (Registrant)


Date: 8/11/95                               By: /s/ Michael W. Patrick
     -----------------                          -------------------------------
                                                Michael W. Patrick - President
                                                (Chief Executive Officer)


Date: 8/11/95                               By: /s/ John O. Barwick, III
     -----------------                          -------------------------------
                                                John O. Barwick, III - Vice
                                                President Finance
                                                (Chief Accounting and
                                                Financial Officer)