Form 10-Q
period 1995-09-30
CARMIKE CINEMAS INC
filed 1995-11-14
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended SEPTEMBER  30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
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

Class A Common Stock, $.03 par value --
   9,742,101 shares outstanding as of November 10, 1995

Class B Common Stock, $.03 par value --
   l,420,700 shares outstanding as of November 10, 1995

                        PART   I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CARMIKE CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              1995               1994
                                                                          -------------      ------------
                                                                           (Unaudited)
                                                                               (000's omitted)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                              $  4,022          $ 17,872
    Short-term investments                                                    7,428             4,815
    Accounts and notes receivable                                             6,772             3,814
    Inventories                                                               3,131             1,939
    Prepaid expenses                                                          5,008             5,025
                                                                           --------          --------
           TOTAL CURRENT ASSETS                                              26,361            33,465

OTHER ASSETS                                                                  6,955             7,006


PROPERTY AND EQUIPMENT - Notes C and D                                      448,709           381,851
   Less accumulated depreciation
     and amortization                                                      (105,955)          (87,880)
                                                                           --------          --------
                                                                            342,754           293,971

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED - Note C                                                        47,621            43,156
                                                                           --------          --------

                                                                           $423,691          $377,598
                                                                           ========          ========

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                           1995               1994
                                                                      -------------       ------------
                                                                        (Unaudited)
                                                                               (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                       $ 19,667           $ 23,478
    Accrued expenses                                                         17,731             11,327
    Current maturities of long-term debt
      and capital lease obligations                                          12,474              9,352
                                                                           --------           --------
           TOTAL CURRENT LIABILITIES                                         49,872             44,157


LONG-TERM DEBT - less current maturities - Note B                            38,267              3,495

SENIOR NOTES                                                                107,793            118,182

CAPITAL LEASE OBLIGATIONS -
    less current maturities                                                  23,893             19,245

SUBORDINATED DEBT                                                             3,238              3,051

DEFERRED INCOME TAXES                                                        18,712             17,512

SHAREHOLDERS' EQUITY - Note B
    Class A Common Stock, $.03 par value, authorized
      15,000,000 shares, issued 9,740,101 and
      9,738,101 shares, respectively                                            292                292
    Class B Common Stock, $.03 par value, authorized
      5,000,000 shares, issued and outstanding
      1,420,700 shares                                                           43                 43
    Paid-in capital                                                          99,780             99,763
    Retained earnings                                                        81,801             71,858
                                                                           --------           --------
                                                                            181,916            171,956

                                                                           --------           --------
                                                                           $423,691           $377,598
                                                                           ========           ========



See accompanying notes to condensed consolidated financial statements.

                            CARMIKE CINEMAS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                           1995        1994           1995          1994
                                                                         --------    --------        -------      --------
                                                                              (000's omitted except per share data)
REVENUES
    Admissions                                                           $ 77,162    $ 77,337        $186,363     $172,976
    Concessions and other                                                  35,259      31,662          81,189       71,540
                                                                         --------    --------        --------     --------
                                                                          112,421     108,999         267,552      244,516

COSTS AND EXPENSES
    Film rentals and advertising                                           41,702      42,244          98,264       90,765
    Concession costs                                                        4,772       4,358          10,829        9,557
    Other theatre operating costs                                          40,459      33,350         106,674       87,978
    General and administrative                                              1,372       1,358           3,976        3,680
    Depreciation and amortization                                           6,983       6,212          19,533       17,146
                                                                         --------    --------        --------     --------
                                                                           95,288      87,522         239,276      209,126
                                                                         --------    --------        --------     --------
                                                  OPERATING INCOME         17,133      21,477          28,276       35,390
Interest expense                                                            4,066       4,338          11,704       12,804
                                                                         --------    --------        --------     --------
                                        INCOME BEFORE INCOME TAXES         13,067      17,139          16,572       22,586

Income taxes                                                                5,227       6,855           6,629        9,034
                                                                         --------    --------        --------     --------
                                                        NET INCOME       $  7,840    $ 10,284        $  9,943     $ 13,552
                                                                         ========    ========        ========     ========

                                              NET INCOME PER SHARE       $    .70    $   1.25        $    .88     $   1.65
                                                                         ========    ========        ========     ========





See accompanying notes to condensed consolidated financial statements.

                            CARMIKE CINEMAS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1995              1994
                                                                        -----------       ------------
                                                                              (000's omitted)
OPERATING ACTIVITIES
    Net income                                                           $  9,943             $ 13,552
    Items which did not use cash:
      Depreciation and amortization                                        19,533               17,146
      Deferred income taxes                                                 1,200                  751
      Gain on sale of productive property and equipment                      (194)                 (50)
      Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                   (4,150)               2,004
           Prepaid expenses                                                    17                 (953)
           Accounts payable                                                (3,811)              (6,085)
           Accrued expenses                                                 6,404                6,491
                                                                         --------             --------
              NET CASH PROVIDED BY OPERATIONS                              28,942               32,856

INVESTING ACTIVITIES
    Purchases of property and equipment                                   (33,638)             (19,120)
    Purchases of assets from other theatre operators                      (39,215)             (50,958)
    Disposals of property and equipment                                       386                   24
    Decrease (increase) in:
      Short-term investments                                               (2,613)              15,208
      Other                                                                   (69)                (958)
                                                                         --------             --------
         NET CASH USED IN INVESTING ACTIVITIES                            (75,149)             (55,804)

FINANCING ACTIVITIES
    Debt and other liabilities:
      Borrowings under revolving credit line                              180,700              103,000
      Repayments of revolving credit line                                (145,200)             (53,500)
      Additional borrowings                                                 5,180                 -0-
      Payments                                                             (8,340)             (37,505)
    Issuance of Class A Common Stock                                           17                3,275
                                                                         --------             --------
                                              NET CASH PROVIDED BY
                                              FINANCING ACTIVITIES         32,357               15,270
                                                                         --------             --------
                                            (DECREASE) IN CASH AND
                                                  CASH EQUIVALENTS        (13,850)              (7,678)

Cash and cash equivalents at beginning of period                           17,872               10,649
                                                                         --------             --------
                                      CASH AND CASH EQUIVALENTS AT
                                                     END OF PERIOD      $   4,022             $  2,971
                                                                        =========             ========

See accompanying notes to condensed consolidated financial statements.

                            CARMIKE CINEMAS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain reclassifications have been made to the Condensed Consolidated Statements of Income for the three months and nine months periods ended September 30, 1994 to conform to the 1995 presentation.


NOTE B -- REVOLVING CREDIT FACILITY

On May 4, 1994, the Company entered into a credit agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $100,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .375% and is required to pay annual fees of .10% on the full amount of the facility and annual fees of .05% on the unused part of the commitment. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. At September 30, 1995 the Company had $35,500,000 outstanding under this facility.

Under the terms of this Agreement, no payments are due until after May 3, 1997, nor does the Company anticipate reducing the amount outstanding at September 30, 1995. Accordingly, no amounts have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

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

                            CARMIKE CINEMAS, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1995

NOTE C -- ACQUISITIONS(CONTINUED)

In separate transactions, the Company acquired certain assets and businesses as follows:

                                                             Number of
                                   Approximate         --------------------
             Seller               Purchase Price       Theatres     Screens          Effective Date
             ------               --------------       --------     -------          --------------
                                  (in thousands)

1995
  Carolina Cinema Corp.                $    750             2           7            February 10, 1995
  Theatre Developers, Inc.                1,200             1           8            February 24, 1995
  MasTec, Inc.                           11,300            21          83            March 17, 1995
  Rocky Mountain Cinema
    Partners                              1,585             5          11            May 5, 1995
  Plitt Theatres, Inc.                   24,380            28         145            June 2, 1995
                                       --------           ---        ----
                                       $ 39,215            57         254
                                       ========           ===        ====

1994
  General Cinema Corp.
    and subsidiaries                   $  6,400             6          28            January 21, 1994
  General Cinema Corp.
    of Louisiana                          5,800             4          20            May 20, 1994
  Cinema World, Inc.                     38,100            38         176            May 20, 1994
                                       --------           ---        ----
                                       $ 50,300            48         224
                                       ========           ===        ====

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

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995

NOTE C -- ACQUISITIONS (CONTINUED)


Unaudited pro-forma results of the Cinema World, Inc. acquisition are as follows (in thousands):

                                                           Nine Months
                                                       Ended September 30,
                                                              1994
                                                       -------------------
Revenues                                                  $257,919
Net income                                                  14,055
Earnings per share                                            1.72


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

NOTE D -- SUBSEQUENT EVENTS

On October 13, 1995, the Company acquired certain assets consisting of fourteen
(14) multiplex theatres (67 screens) from Midcontinent Theatres Co. for a cash purchase price of $19,000,000.

On November 10, 1995, the Company acquired certain assets consisting of ten
(10) multiplex theatres (46 screens) from Cinemark USA, Inc. for a cash purchase price of $8,000,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994


RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1995 increased 3.1% to $112,421,000 from $108,999,000 for the quarter ended September 30, 1994. This increase consists of a $175,000 decrease in admissions and a $3,597,000 increase in concessions and other. The decrease in admissions is a result of a lower admission price for the quarter as a result of a greater number of discount screens in operation for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. These additional discount screens were acquired in the MasTec, Inc. acquisition in March 1995 and the Plitt Theatres, Inc. acquisition in June 1995. The increase in concessions and other reflects the increased attendance resulting from the increased number of screens in operation as a result of the acquisitions (See Note C of Notes to Condensed Consolidated Financial Statements)(the "Acquisitions") and an increase in concession prices. Total attendance for the quarter increased
1.9% but on a same screen basis, attendance decreased 14.1%. Average admission prices decreased 2.1% for the quarter ended September 30, 1995 and concession prices increased 11.0%.

Total revenues for the nine months ended September 30, 1995 increased 9.4% to $267,552,000 from $244,516,000 for the nine months ended September 30, 1994. This increase consists of a $13,387,000 increase in admissions and a $9,649,000 increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in attendance resulting from the increase in the number of screens in operation as a result of the Acquisitions and increases in admission and concession prices. For the nine months ended September 30, 1995, total attendance increased 6.4% above that for the nine months ended September 30, 1994 and for the same period, admission prices increased 1.3% and concession prices increased 8.2%. Attendance on a same screen basis decreased 9.3%

Cost of operations (film rentals, concession costs and other theatre operating costs) increased 8.7% to $86,933,000 from $79,952,000 in the quarter ended September 30, 1994. The dollar increase is due to the increased number of screens in operation as a result of the Acquisitions. As a percentage of total revenues, cost of operations increased to 77.3% in the quarter ended September 30, 1995 from 73.4% in the quarter ended September 30, 1994. Part of this increase is do to a higher level of salaries in the quarter ended September 30, 1995, and the remainder reflects the decrease in attendance on a same screen basis while fixed costs such as lease rentals have remained constant.

Cost of operations for the nine months ended September 30, 1995 increased 14.6% to $215,767,000 from $188,300,000 in the nine months ended September 30, 1994. The dollar increase is due to the increased number of screens in operation as a result of the Acquisitions. As a percentage of total revenues, cost of operations increased from 77.0% for the nine months ended September 30, 1994 to 80.6% of revenues in the nine months ended September 30, 1995. This percentage increase is due to a higher level of salaries for the period combined with the level of fixed costs, such as occupancy costs, managers salaries and utilities included in this cost category that do not vary with decreases in same screen attendance levels.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


General and administrative costs remained the same as a percentage of total revenues at 1.2% for the quarter ended September 30, 1995 and for the quarter ended September 30, 1994.

General and administrative costs for the nine months ended September 30, 1995 increased 8.0% to $3,976,000 from $3,680,000 primarily as a result of additional personnel costs resulting from the Acquisitions and expansions. As a percentage of revenues, general and administrative costs remained the same at 1.5%.

Depreciation and amortization for the three months ended September 30, 1995 increased 12.4% to $6,983,000 from $6,212,000 and for the nine months ended September 30, 1995 increased 13.9% to $19,533,000 from $17,146,000 due to the
Acquisitions and additional depreciation on new screens added in 1995 and 1994 as part of the Company's internal expansion program.

Interest expense for the quarter ended September 30, 1995 decreased 6.3% to $4,066,000 from $4,338,000 due to the decrease in the average amount of outstanding debt.

Interest expense for the nine months ended September 30, 1995 decreased 8.6% to $11,704,000 from $12,804,000 for the nine months ended September 30, 1994 due to the decrease in the average amount of outstanding debt.

Income tax expense as a percentage of income before income taxes for the quarter and nine months ended September 30, 1995 remained constant at 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. New theatre openings typically are financed with internally generated cash flow, bank credit lines or under long-term leasing arrangements with developers. The Company currently has 103 screens under construction and plans to construct an additional 150 to 200 screens annually for the next several years.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by short-term investments on hand, borrowings under its revolving credit facility (see Note B of Notes to Condensed Consolidated Financial Statements), additional bank financings, additional sale of debt and/or equity securities, private placements of debt, internally generated cash flow and, where appropriate, future lease financings. At November 10, 1995, the Company had approximately $9,400,000 in cash and short term investments on hand and $34,000,000 was available under the Company's revolving credit facility.

                         PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

               4 - Agreement dated as of the 8th day of September, 1995 by and between Midcontinent Theatre Company of Minnesota, Midcontinent Theatre Company of South Dakota, Midcontinent Theatre Company of North Dakota and Carmike Cinemas, Inc.

               5 - Agreement dated as of the 19th day of October, 1995 by and between Cinemark USA, Inc., Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (a wholly owned subsidiary of Carmike Cinemas, Inc.).

              11 - Statement re: computation of earnings per share

              27 - Financial Data Schedule (for SEC use only).

       (b)  Reports on Form 8-K

              None

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARMIKE CINEMAS, INC.
                                     (Registrant)


Date: November 14, 1995              By: /s/ Michael W. Patrick
                                         ------------------------------
                                         Michael W. Patrick - President
                                         (Chief Executive Officer)


Date: November 14, 1995              By: /s/ John O. Barwick, III
                                         ------------------------------
                                         John O. Barwick, III - Vice
                                         President Finance
                                         (Chief Accounting and
                                          Financial Officer)