Form 10-K405
period 1995-12-31
CARMIKE CINEMAS INC
filed 1996-03-29
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1995
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to _____________________

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

                                 (706) 576-3400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------            ------------------------------------------
Class A Common Stock, par value $.03 per share     New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 18, 1996, 9,745,101 shares of Class A Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Class A Common Stock held by non-affiliates of the registrant was approximately $207,508,000.

As of March 18, 1996, 1,420,700 shares of Class B Common Stock, par value $.03 per share, were outstanding, all of which shares are held by affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of Carmike Cinemas, Inc.'s Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II and Part IV.

(2) Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

    The following are several of the more significant events which have taken place since December 31, 1994:

    (i) Acquisitions during 1995

    In separate transactions during 1995, the Company acquired certain assets and businesses as follows:

                                                             Number of
                                   Approximate         --------------------
             Seller               Purchase Price       Theatres     Screens          Effective Date
             ------               --------------       --------     -------          --------------
                                  (in thousands)
  Carolina Cinema Corp.           $         750             2           7            February 10, 1995
  Theatre Developers, Inc.                1,200             1           8            February 24, 1995
  Floyd Theatres, Inc.
     and affiliates                      11,300            21          83            March 17, 1995
  Rocky Mountain Cinema
    Partners                              1,585             5          11            May 5, 1995
  Plitt Theatres, Inc.                   22,000            28         145            June 2, 1995
  Midcontinent Theatres, Inc.            19,000            14          67            October 13, 1995
  Cinemark, USA                           8,000            10          46            November 10, 1995
  Theatre Consulting and
    Management                              650             2          10            November 10, 1995
                                  -------------         -----       -----
                                  $      64,485            83         377
                                  =============         =====       =====

The excess of purchase prices over net assets of businesses acquired, approximately $16.7 million in 1995, has been recorded as an intangible asset.

    (ii)  Acquisitions in 1996 to date

         Effective January 5, 1996, the Company purchased certain assets consisting of 2 theatres (18 screens) and assumed certain contractual liabilities of Maxi Saver Cinemas, Inc. for a cash purchase price of approximately $3,975,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been preliminarily allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $1,500,000) has been recorded as an intangible asset.

         Effective February 16, 1996, the Company purchased certain assets consisting of 12 theatres (61 screens) and assumed certain contractual liabilities of Fox Theatres Corp. for a cash purchase price of approximately $19,100,000. This acquisition has been accounted for using the purchase method and accordingly the purchase price has been preliminarily allocated to the tangible and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $8,000,000) has been recorded as an intangible asset.

    (iii)  New Theatre Openings and Additions to Existing Theatres

         During 1995, the Company opened or expanded the following theatres:

    THEATRE                       LOCATION                             SCREENS
    -------                       --------                             -------
    NEW COMPLEXES
    -------------

    Carmike 10                    Longview, TX                             10
    Carmike 10                    Ft. Collins, CO                          10
    Wynnsong 10                   Chattanooga, TN                          10
    Carmike 10                    Colorado Springs, CO                     10
    Carmike 8                     Dublin, GA                               8
    Carmike 10                    Pensacola, FL                            10
    Wynnsong 10                   Nashville, TN                            10
    Wynnsong 10                   Little Rock, AR                          10
    Carmike 10                    Panama City, FL                          10
    Carmike 12                    Salt Lake City, UT                       12
                                                                         ----
                                                          Total           100


    ADDITIONS TO EXISTING COMPLEXES
    -------------------------------


    Carmike 7                     Greenville, SC                            3
    Carmike 6                     Uniontown, PA                             2
    College Square 9              Morristown, TN                            3
    Carmike 11                    Des Moines, IA                            5
                                                                         ----
                                                          Total            13
                                                                         ----
                                              Total New Screens           113
                                                                         ====

    (b)  Narrative Description of Business

         (i)  Theatre Operations

                 The Company is the largest motion picture exhibitor in the United States in terms of number of theatres and screens operated. As of December 31, 1995, the Company operated 519 theatres with an aggregate of 2,383
screens located in 32 states.   The Company's screens are located principally
in communities where the Company is the sole or leading exhibitor. For the year ended December 31, 1995, aggregate attendance at the Company's theatres was approximately 65.0 million people.

The Company's theatres are located in the following states:

         STATE                             THEATRES                      SCREENS
         -----                             --------                      -------
         Alabama                               29                           160
         Arkansas                               3                            25
         Colorado                              14                            71
         Florida                               33                           158
         Georgia                               39                           208
         Idaho                                 11                            26
         Illinois                               3                             8
         Iowa                                  22                           118
         Kentucky                              10                            43
         Louisiana                              4                            20
         Maryland                               1                             3
         Michigan                               1                             5
         Minnesota                             16                            63
         Montana                               15                            59
         Nebraska                               5                            17
         New Mexico                             1                             2
         North Carolina                        75                           299
         North Dakota                           9                            45
         New York                               1                             8
         Ohio                                   9                            45
         Oklahoma                              16                            65
         Pennsylvania                          35                           156
         South Carolina                        26                           121
         South Dakota                           6                            39
         Tennessee                             48                           259
         Texas                                 30                           120
         Utah                                  12                            48
         Virginia                              15                            73
         Washington                             3                             3
         Wisconsin                             13                            60
         West Virginia                          6                            33
         Wyoming                                8                            23
                                             ----                        ------
                                              519                         2,383
                                             ====                        ======

    The Company's theatre operations are under the supervision of its Vice President - General Manager and are divided into four geographic divisions, each of which is headed by a division manager. The division managers are responsible for implementing Company operating policies and supervising the Company's seventeen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of the Company's theatres.

Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at the corporate headquarters of the Company. See "Film Licensing" with respect to the Company's film licensing operations.

    Nearly all of the Company's 2,383 screens are located in multi-screen theatres, with over 90% of the Company's screens being located in theatres having three or more screens. The Company's average number of screens per theatre is 4.6, and the Company intends to increase this ratio through the construction of larger multi-screen theatres. Multi-screen theatres enable the Company to present a variety of films appealing to several segments of the movie-going public while serving patrons from common support facilities (such as the box office, concession areas, restrooms and lobby). This strategy enhances attendance, utilization of theatre capacity and operating efficiencies (relating to theatre staffing, performance scheduling and space and equipment utilization), and thereby enhances revenues and profitability. Staggered scheduling of starting times minimizes staffing requirements for crowd control, box office and concession services while reducing congestion at the concession area. The Company's theatres are housed predominantly in modern facilities equipped with quality projection and sound equipment.

    From time to time, the Company converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Increased attendance at these theatres following these conversions, combined with a lower film rental cost, has improved such theatres' operating profitability. The Company also operates certain theatres for the exhibtion of first-run films at a reduced admission price. These theatres are typically in a smaller market where the Company is the only exhibitor in the market. At present, the Company operates 113 of its theatres (344 screens) as Discount Theatres.

    The Company also sells gift certificates and offers a discount ticket plan to attract groups of patrons to its theatres.

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

    The Company's proprietary computer system, I.Q. Zero, which is presently installed in approximately 89% of its theatres (representing approximately 94% of its screens), allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. The Company is in the process of installing I.Q. Zero in its recently acquired theatres and plans to have the system in virtually all of its theatres. I.Q. Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis. The Company's integrated MIS, centered around I.Q. Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. Accordingly, there is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

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

         Film licenses typically specify rental fees based on the higher of a gross box office receipts formula or an adjusted gross box office receipts formula. Under a gross box office receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the run. The Company's film rental fees typically begin at 60% of admission revenues and gradually decline to as low as 30% over a period of four to eight weeks. Under an adjusted gross box office receipts formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated amount for house expenses. In addition, the Company is occasionally required to pay non-refundable guarantees of film rentals, to make advance payments of film rentals, or both, in order to obtain a license for a film. Although not specifically contemplated by the provisions of film licenses, the terms of film licenses generally are adjusted or re-negotiated subsequent to exhibition of the film in relation to its success.

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

         The Company's business is dependent upon the availability of marketable pictures and its relationships with distributors. While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, seven major distributors accounted for approximately 80% of industry admission revenues during 1994 and 43 of the top 50 grossing films according to data published by the National Association of Theatre Owners. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of the Company. The Company licenses films from a number of distributors and believes that its relationships with distributors generally are satisfactory.

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

    (vii)  Employees

         At December 31, 1995, the Company had approximately 10,082 employees. Ninety-one of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

Item 2.  Properties

    At December 31, 1995, of the Company's 519 theatres, 72 were owned by the Company, 357 were leased pursuant to building leases, 83 were leased pursuant to ground leases, and 7 were subject to shared ownership or shared leasehold interests with various unrelated third parties.

    The Company's leases are generally entered into on a long-term basis. See Note F of Notes to Consolidated Financial Statements incorporated by reference in Item 8 herein for information with respect to the Company's lease commitments.

    The Company owns its headquarters building in Columbus, Georgia. The Company occupies all of this modern five-story office building, which has approximately 48,500 square feet. The Company's interest in the building is encumbered by a Deed to Secure Debt and Security Agreement in favor of the Downtown Development Authority of Columbus, Georgia.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1995.

                      Executive Officers of the Registrant

                     [Included pursuant to Regulation S-K,
                          Item 401(b), Instruction 3]

    The following sets forth certain information regarding the executive officers of the Company. For purposes of this section, references to the Company include the Company's predecessor, Martin Theatres, Inc.

    C. L. Patrick, age 77, who has served as Chairman of the Board of Directors of the Company since April 1982, joined the Company in 1945, became its General Manager in 1948 and served as President of the Company from 1969 to 1970. He served as President of Fuqua Industries, Inc. ("Fuqua") from 1970 to 1978, and as Vice Chairman of the Board of Directors of Fuqua from 1978 to 1982. Mr. Patrick is a director emeritus of Columbus Bank & Trust Company.

    Michael W. Patrick, age 45, has served as President of the Company since October 1981, a director of the Company since April 1982 and Chief Executive Officer since March 29, 1989. He joined the Company in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick is the son of Mr. C. L. Patrick. Mr. Patrick is a director of Columbus Bank & Trust Company. He also serves as a director of the Will Rogers Institute and Welcome Home, Inc.

    John O. Barwick, III, age 46, joined the Company as Controller in July 1977 and was elected Treasurer and Chief Financial Officer in August 1981. In August 1982, he became Vice President - Finance of the Company. Prior to joining the Company, Mr. Barwick was a certified public accountant with Ernst & Ernst, a predecessor of the accounting firm of Ernst & Young LLP, from 1973 to 1977.

    Anthony J. Rhead, age 54, joined the Company in June 1981 as manager of the booking office in Charlotte, North Carolina. Since July 1983, Mr. Rhead has been Vice President - Film of the Company. Prior to joining the Company, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

    Larry M. Adams, age 52, joined the Company as Data Processing Manager in July 1973. In August 1982, he became Vice President - Informational Systems and in August 1988 he became Secretary of the Company.

    Fred W. Van Noy, age 39, joined the Company in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he was elected to his present position as Vice President - General Manager.

    Prentiss Lamar Fields, age 41, joined the Company in January 1983 as Director of Real Estate. He served in this position until 1985 when he was elected to his present position as Vice President - Development.

    H. Madison Shirley, age 44, joined the Company in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He was elected to his present position as Vice President - Concessions in 1990.

    Marilyn Grant, age 48, joined the Company in 1975 as a bookkeeper. She served as the Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President - Advertising.

    James R. Davis, age 57, joined the Company in 1990 as Technical Director. He served in this position until December 1995, when he was elected to his present position as Vice President-Technical.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Information regarding the market for the Company's common equity and related stockholder matters is incorporated by reference to the inside back cover of the Company's 1995 Annual Report to Shareholders.

Item 6.  Selected Financial Data

    Selected financial data for the five years ended December 31, 1995 is incorporated by reference to page 28 of the Company's 1995 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 26 and 27 of the Company's 1995 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference to pages 11 through 25 of the Company's 1995 Annual Report to Shareholders.

    Information as to quarterly results of operations for the year ended December 31, 1995 is incorporated by reference to page 25 of the Company's 1995 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information regarding the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders of the Company (hereinafter, the "1996 Proxy Statement").

    Information regarding the executive officers of the Company is set forth in
Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Item 11.  Executive Compensation

    Information regarding executive compensation is incorporated by reference to the section entitled "Executive Compensation and Other Information" contained in the 1996 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 1996 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in the 1996 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1) and (2)   Financial Statements and Financial Statement Schedules

                 The following consolidated financial statements of Carmike Cinemas, Inc. included in the Company's 1995 Annual Report to Shareholders are incorporated by reference in Item 8:

                     Report of Independent Auditors

                     Consolidated balance sheets--December 31, 1995 and 1994

                     Consolidated statements of income--Years ended December 3l, 1995, 1994 and 1993

                     Consolidated statements of shareholders' equity--Years ended December 3l, 1995, 1994 and 1993

                     Consolidated statements of cash flows--Years ended December 31, 1995, 1994 and 1993

                     Notes to consolidated financial statements--December 31,
                     1995

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

2(e) Asset Purchase Agreement dated November 19, 1993 by and between Manos Enterprises, Inc. and Carmike Cinemas, Inc. (filed as Exhibit 2(e) to the Company's Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K") and incorporated herein by reference).

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

2(h) Agreement dated as of March 17, 1995 by and between Floyd Theatres, Inc., Tallahassee Theatres, Inc., Floyd Theatres of Georgia, Inc., MasTec, Inc. and Carmike Cinemas, Inc. (filed as Exhibit 2(h) to the Company's Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K") and incorporated herein by reference).

Exhibit
Number
------

2(i) Agreement dated as of June 2, 1995 by and between Carmike Cinemas, Inc. and Plitt Theatres, Inc. (filed as Exhibit 12 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference).

2(j) Agreement dated as of September 8, 1995 by and between Midcontinent Theatre Company of Minnesota, Midcontinent Theatre Company of South Dakota, Midcontinent Theatre Company of North Dakota and Carmike Cinemas, Inc. (filed as Exhibit 4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

2(k) Agreement dated as of October 19, 1995 by and between Cinemark USA, Inc., Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as
          Exhibit 5 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

2(l) Asset Purchase Agreement dated as of January 25, 1996 by and between Fox Theatres Corporation, Carmike Cinemas, Inc. and Eastwynn Theatres, Inc.

3(a)(i)   Restated Certificate of Incorporation of the Company (filed as
          Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

3(a)(ii) Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3(b) to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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

Exhibit
Number
------

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

Exhibit
Number
------

10(p) Carmike Cinemas, Inc. Deferred Compensation Agreement and Trust Agreement dated as of January 1, 1990 (filed as Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

11        Statement re:  Computation of Earnings per share.

13 1995 Annual Report to Shareholders of Carmike Cinemas, Inc. (with the exception of the information expressly incorporated by reference in Items 5, 6, 7 and 8, this Annual Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of
          1934).

21        List of Subsidiaries.

23        Consent of Ernst & Young LLP

27        Financial Data Schedule

         (b)  Reports on Form 8-K

              During the fiscal quarter ended December 31, 1995, the Company did not file any reports on Form 8-K.

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

                                        CARMIKE CINEMAS, INC.

Date: March 28, 1996                    By: /s/ Michael W. Patrick
                                           -----------------------------
                                           Michael W. Patrick
                                           President and Chief
                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                             Date
         ---------                                 -----                             ----
/s/ C. L. Patrick                       Chairman of the Board                   March 28, 1996
------------------------------
C. L. Patrick

/s/ Michael W. Patrick                  President and Chief                     March 28, 1996
------------------------------           Executive Officer, Director
Michael W. Patrick

/s/ John O. Barwick, III                Vice President-Finance, Treasurer       March 28, 1996
------------------------------           (Chief Financial Officer,
John O. Barwick, III                      Chief Accounting Officer)


/s/ Carl L. Patrick, Jr.                Director                                March 28, 1996
------------------------------
Carl L. Patrick, Jr.

/s/ Carl E. Sanders                     Director                                March 28, 1996
------------------------------
Carl E. Sanders

/s/ John W. Jordan, II                  Director                                March 28, 1996
------------------------------
John W. Jordan, II

/s/ David W. Zalaznick                  Director                                March 28, 1996
------------------------------
David W. Zalaznick

                             CARMIKE CINEMAS, INC.

                                 EXHIBIT INDEX


Report on Form 10-K for the fiscal year Ended December 31, 1995

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

2(h) Agreement dated as of March 17, 1995 by and between Floyd Theatres, Inc., Tallahassee Theatres, Inc., Floyd
         Theatres of Georgia, Inc., MasTec, Inc. and Carmike
         Cinemas, Inc.(filed as Exhibit 2(h) to the Company's
         Form 10-K for fiscal year ended December 31, 1994
         (the "1994 Form 10-K") and incorporated herein by reference).

2(i) Agreement dated as of June 2, 1995 by and between Carmike Cinemas, Inc. and Plitt Theatres, Inc. (filed as
         Exhibit 12 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

2(j) Agreement dated as of September 8, 1995 by and between Midcontinent Theatre Company of Minnesota, Midcontinent
         Theatre Company of South Dakota, Midcontinent Theatre
         Company of North Dakota and Carmike Cinemas, Inc.
         (filed as Exhibit 4 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

2(k) Agreement dated as of October 19, 1995 by and between Cinemark USA, Inc., Carmike Cinemas, Inc. and Eastwynn
         Theatres, Inc. (filed as Exhibit 5 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1995, and incorporated herein by reference).

2(l) Agreement dated as of January 5, 1996 by and between Maxi-Saver Cinemas, Inc., Pennsylvania Theatre Company,
         Carmike Cinemas, Inc. and Eastwynn Theatres, Inc.

2(m) Asset Purchase Agreement dated as of January 25, 1996 by and between Fox Theatres Corp., Carmike Cinemas, Inc.
         and Eastwynn Theatres, Inc.


                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
3(a)(i)   Restated Certificate of Incorporation of the Company
          (filed as Exhibit 3(a) to the Company's Form 10-Q for the
          fiscal quarter ended June 30, 1995, and incorporated
          herein by reference).

3(a)(ii)  Certificate of Amendment of Restated Certificate of Incorporation
          (filed as Exhibit 3(b) to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

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


                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
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


                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
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


                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
10(l)    Summary of Extensions of Equipment Lease Agreements,
         which are Exhibits 10(f), 10(g), 10(h), 10(i), and 10(k)
         (filed as Exhibit 10(o) to the 1987 Form 10-K and
         incorporated herein by reference).

10(m) Summary of Extensions of the Equipment Lease Agreements, which are Exhibits 10(f), 10(g), 10(h), 10(i) and 10(k) as extended as shown in Exhibit 10(m) (filed as Exhibit 10(n) to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

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

10(p)    Carmike Cinemas, Inc. Deferred Compensation Agreement and
         Trust Agreement dated as of January 1, 1990 (filed as Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

11       Statement re:  Computation of Earnings per share.

13       1995 Annual Report to Shareholders of Carmike Cinemas,
         Inc. (with the exception of the information expressly incorporated by reference in Items 5, 6, 7 and 8, this Annual Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934).

21       List of Subsidiaries.


                                                                                   Page Number
Exhibit                                                                            in Manually
Number                      Description                                          Signed Original
------                      -----------                                          ---------------
23       Consent of Ernst & Young LLP

27       Financial Data Schedule
