Form 10-Q
period 1996-03-31
CARMIKE CINEMAS INC
filed 1996-05-15
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended MARCH 31, 1996.
                                       OR
 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________ to _________

Commission file number  0-14993
                        -------

                             CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                        58-1469127
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)


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

Class A Common Stock, $.03 par value --
  9,751,601 shares outstanding as of May 13, 1996

Class B Common Stock, $.03 par value --
   1,420,700 shares outstanding as of  May 13, 1996

                        PART   I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                             CARMIKE CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          March 31,        December 31,
                                                                            1996               1995
                                                                          ----------       ------------
                                                                          (Unaudited)
                                                                                  (000's omitted)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $     3,556       $     11,345
    Short-term investments                                                    8,142              7,502
    Recoverable construction allowances
      under capital leases                                                    4,300              4,300
    Accounts and notes receivable                                             5,398              7,911
    Inventories                                                               2,309              2,936
    Prepaid expenses                                                          5,347              5,632
                                                                        -----------       ------------
                    TOTAL CURRENT ASSETS                                     29,052             39,626


OTHER ASSETS                                                                  7,019              7,304

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization - Notes B and D                            358,945            371,851

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Notes B and D                                                54,786             59,231
                                                                        -----------       ------------

                                                                        $   449,802       $    478,012
                                                                        ===========       ============

                                                                           March 31,       December 31,
                                                                             1996              1995
                                                                          ----------       -----------
                                                                          (Unaudited)
                                                                                   (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $    26,102       $     24,873
    Accrued expenses                                                         14,770             19,102
    Current maturities of long-term debt
      and capital lease obligations                                          15,206             12,205
                                                                        -----------       ------------
           TOTAL CURRENT LIABILITIES                                         56,078             56,180


LONG-TERM DEBT - less current maturities                                    101,159             79,214

SENIOR NOTES                                                                100,649            107,792

CAPITAL LEASE OBLIGATIONS -
    less current maturities                                                  27,805             27,996

CONVERTIBLE SUBORDINATED DEBT                                                 3,369              3,303

DEFERRED INCOME TAXES                                                         1,563             18,433

SHAREHOLDERS' EQUITY
    Class A Common Stock, $.03 par value, authorized
      22,500,000 shares, issued and outstanding
      9,745,101 shares                                                          292                292
    Class B Common Stock, $.03 par value, authorized
      5,000,000 shares, issued and outstanding
      1,420,700 shares                                                           43                 43
    Paid-in capital                                                          99,814             99,814
    Retained earnings                                                        59,030             84,945

                                                                        -----------       ------------
                                                                            159,179            185,094
                                                                        -----------       ------------

                                                                        $   449,802       $    478,012
                                                                        ===========       ============




See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                            Three Months Ended
                                                                                March 31,
                                                                            1996               1995
                                                                        ------------      ------------
                                                                             (000's omitted except
                                                                                 per share data)
REVENUES
    Admissions                                                          $    63,944       $     45,362
    Concessions and other                                                    28,212             18,536
                                                                        -----------       ------------
                                                                             92,156             63,898

COSTS AND  EXPENSES
    Film exhibition costs                                                    32,003             22,613
    Concession costs                                                          3,761              2,650
    Other theatre operating costs                                            39,264             31,043
    General and administrative                                                1,445              1,235
    Depreciation and amortization                                             7,100              6,113
    Impairment of long-lived assets (Note B)                                 45,447                -0-
                                                                        -----------       ------------
                                                                            129,020             63,654
                                                                        -----------       ------------
                          OPERATING INCOME (LOSS)                           (36,864)               244
Interest expense                                                              4,935              3,673
                                                                        -----------       ------------
                       (LOSS) BEFORE INCOME TAXES                           (41,799)            (3,429)

Income tax benefit                                                           15,884              1,371
                                                                        -----------       ------------
                                                          NET (LOSS)    $   (25,915)      $     (2,058)
                                                                        ===========       ============

                                                NET (LOSS) PER SHARE    $     (2.30)      $       (.18)
                                                                        ===========       ============



See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                            1996             1995
                                                                        ------------      ------------
                                                                               (000's omitted)
OPERATING ACTIVITIES
    Net income (loss)                                                   $   (25,915)      $     (2,058)
    Items which did not use cash:
      Depreciation and amortization                                           7,100              6,113
      Impairment of long-lived assets                                        45,447                -0-
      Deferred income taxes                                                 (16,870)               400
      Gain on sale of property and equipment                                   (389)               -0-
      Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                      3,140                704
           Prepaid expenses                                                     285                267
           Accounts payable                                                   1,229             (5,918)
           Accrued expenses                                                  (4,332)            (3,512)
                                                                        -----------       ------------
                                                 NET CASH PROVIDED
                                           BY (USED IN) OPERATIONS            9,695             (4,004)

INVESTING ACTIVITIES
    Purchases of property and equipment                                     (12,279)            (9,490)
    Purchases of assets from other theatre operators                        (23,075)           (13,250)
    Disposals of property and equipment                                         586                  4
    Decrease (increase) in:
      Short-term investments                                                   (640)            (2,178)
      Other                                                                     246               (336)
                                                                        -----------       ------------
                                                  NET CASH USED IN
                                              INVESTING ACTIVITIES          (35,162)           (25,250)

FINANCING ACTIVITIES
    Debt and other liabilities:
      Additional borrowings                                                 179,500             28,000
      Repayments                                                           (161,822)           (14,222)
      Due from lessor under capital leases                                     -0-                 -0-
                                                                        ----------        ------------
                                              NET CASH PROVIDED BY
                                              FINANCING ACTIVITIES           17,678             13,778
                                                                        -----------       ------------
                                                  DECREASE IN CASH
                                              AND CASH EQUIVALENTS           (7,789)           (15,476)

Cash and cash equivalents at beginning of period                             11,345             17,872
                                                                        -----------       ------------
                                         CASH AND CASH EQUIVALENTS
                                                  AT END OF PERIOD      $     3,556       $      2,396
                                                                        ===========       ============

See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - IMPAIRMENT OF LONG LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards 121 (FASB 121), "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of", as of January 1, 1996. The Company reviews long-lived assets, and goodwill related to those assets, to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a trend of operating results that are not in line with management's expectations to be its primary indicator of potential impairment. Assets are evaluated for impairment at the theatre level which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired theatres was a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Recoverability of other long-lived assets, primarily investments in unconsolidated affiliates and goodwill not identified with impaired theatres covered by the above paragraph, will continue to be evaluated on a recurring basis. The primary indicator of recoverability is current or forecasted profitability over the estimated remaining life of these assets. If recoverability is unlikely based on the evaluation, the carrying amount is reduced by the amount it exceeds the forecasted operating profit and any estimated disposal value.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996


NOTE B -- IMPAIRMENT OF LONG LIVED ASSETS(continued)

The initial non-cash charge upon the adoption of FASB 121 was approximately $45,447,000 ($28,177,000 after tax or $2.50 per share) to reduce the carrying amount of 138, or 26%, of the Company's theatres. This initial charge resulted from evaluating the recoverability of individual theatres, which is at a lower level than under the Company's previous accounting policy for measuring impairment. Under the Company's previous policy, the Company's long-lived assets were evaluated market by market for impairment.

As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense for the first quarter of 1996 was reduced by approximately $750,000 ($465,000 after tax or $.04 per share) and 1996 annual depreciation and amortization expense is estimated to be reduced by approximately $3,000,000 ($1,860,000 after tax or $.17 per share). FASB 121 also requires, among other provisions, that long-lived assets held for disposal and certain identified intangibles be reported at the lower of the asset's carrying amount or its fair value less costs to sell. The impact of adopting FASB 121 on assets held for disposal during the first quarter of 1996 was not material.

NOTE C --REVOLVING CREDIT FACILITY

On April 23, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $175,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .50% and is required to pay annual fees of .225% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. At March 31, 1996, the Company had $98,500,000 outstanding under its previous facility.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996


NOTE C -- REVOLVING CREDIT FACILITY (continued)

Under the terms of this Agreement, no payments are due until after April 23, 1999, nor does the Company anticipate reducing the amount outstanding at March 31, 1996. Accordingly, no amounts have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

The Company has entered into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

Under one agreement, the Company has fixed $50 million of the Company's floating rate debt for seven years. The effective rate at March 31, 1996 was 6.205%, equal to a fixed rate of 5.705% plus the margin of .50% the Company presently pays over LIBOR. Under another agreement, the Company has fixed $20 million of its floating rate debt for 5 years at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (presently .50%) for a total effective rate of 6.01%.

NOTE D -- ACQUISITIONS

The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated statements as of their respective acquisition dates. The assets and liabilities of acquired businesses in 1996 are included based on a preliminary allocation of the purchase price.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996


NOTE D -- ACQUISITIONS(continued)

In separate transactions, the Company acquired certain assets and businesses as follows:


                                                            Number of
                                    Approximate        --------------------
             Seller               Purchase Price       Theatres     Screens          Effective Date
             ------               --------------       --------     -------          --------------
                                  (in thousands)
1996
  Maxi Saver Cinemas              $       3,975             2          18            January 5, 1996
  Fox Theatres Corp.                     19,100            12          61            February 16, 1996
                                  -------------        ------       -----
                                  $      23,075            14          79
                                  =============        ======       =====

1995
  Carolina Cinema Corp.           $         750             2           7            February 10, 1995
  Theatre Developers, Inc.                1,200             1           8            February 24, 1995
  Floyd Theatres, Inc.
     and affiliates                      11,300            21          83            March 17, 1995
  Rocky Mountain Cinema
     Partners                             1,585             5          11            May 5, 1995
  Plitt Theatres, Inc.                   22,000            28         145            June 2, 1995
  Midcontinent Theatres, Inc.            19,000            14          67            October 13, 1995
  Cinemark, USA                           8,000            10          46            November 10, 1995
  Theatre Consulting and
     Management                             650             2          10            November 10, 1995
                                  -------------        ------       -----
                                  $      64,485            83         377
                                  =============        ======       =====


The excess of purchase prices over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were approximately $7.5 million to date in 1996 and $16.7 million in 1995.

Pro-forma results have not been presented for those acquisitions which were not significant during the periods presented.

The pro-forma unaudited results of operations below do not purport to represent what the Company's actual results of operations would have been had the acquisitions occurred on January 1, 1995 and should not serve as a forecast of the Company's operating results for any future periods.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996


NOTE D -- ACQUISITIONS (continued)


Unaudited pro-forma results for the 1995 acquisitions of Floyd Theatres, Inc., Plitt Theatres, Inc., Midcontinent Theatres, Inc., and Cinemark USA are as follows (in thousands except for per share data):

                                                               Quarter
                                                            Ended March 31
                                                                 1995
                                                           -----------------
Revenues                                                         $ 75,625
Net (loss)                                                         (2,817)
Earnings per share                                                   (.25)


The above pro-forma income statement data gives effect to the 1995 acquisitions of assets as if those acquisitions had occurred at January 1, 1995.

The pro-forma adjustments for the 1995 acquisitions are based upon available information and certain assumptions that management believes reasonable. The adjustments to the historical data are as follows:

    a. General and administrative costs were reduced to reflect the incremental amount of general and administrative costs the Company estimates it would have incurred over the applicable time period.

    b. Depreciation expense was adjusted to reflect depreciation based upon the Company's allocation of the acquisition purchase price.

    c. Interest expense has been adjusted to reflect debt incurred at borrowing rates of 6.0% for 1995.

    d. Income taxes have been adjusted to reflect the Company's effective tax rate.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, those discussed below, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1995 Form 10-K.

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1996 increased 44.2% to $92,156,000 from $63,898,000 for the quarter ended March 31, 1995. This increase consists of a $18,582,000 increase in admissions and a $9,676,000 increase in concessions and other. The increases are attributed to a 41.5% increase in attendance and a 7.6% increase in the average concession sale per patron. Revenues per average screen increased 15.7% in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 33.3% to $75,028,000 in the quarter ended March 31, 1996 from $56,306,000 in the quarter ended March 31, 1995. This dollar increase is due to the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased to 81.4% of total revenues from 88.1%. This percentage decrease is due primarily to the level of fixed costs, such as occupancy costs, managers salaries and utilities, included in this cost category that do not vary with changes in sales and attendance levels. Additionally, salary cost as a percentage of total revenues declined 3.1% below the comparable quarter of 1995.

General and administrative costs increased 17.0% from $1,235,000 to $1,445,000 and decreased as a percentage of total revenues from 1.9% to 1.6%. The dollar increase is due to increased salary costs whereas the percentage decrease is due to the increase in attendance and revenues discussed above.

Depreciation and amortization increased 16.1% from $6,113,000 for the quarter ended March 31, 1995 to $7,100,000 for the quarter ended March 31, 1996 and as a percentage of total revenues decreased from 9.6% to 7.7% due to increases in revenues offset by additional depreciation and amortization from the acquisitions and expansions in 1995 and 1996 and due to the fixed nature of the costs. Depreciation and amortization for the quarter ended March 31, 1996 was offset by approximately $750,000 in decreases due to write downs of assets under FASB 121(See Note B of Notes to Condensed Consolidated Financial Statements).

Interest expense for the quarter ended March 31, 1996 increased 34.4% to $4,935,000 from $3,673,000 in the comparable quarter of 1995, due to the increase in the average amount of outstanding debt. (See Note C of Notes to Condensed Consolidated Financial Statements).

The Company grouped its theatres into corporations in 1995 to achieve business and tax efficiencies. As a result of these changes, management cost is more appropriately allocated among the operations and the Company's effective tax rate declined from approximately 40% to approximately 38%.


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

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the short-term investments on hand, borrowings under its revolving credit line(See Note C of the Notes to Condensed Consolidated Financial Statements (unaudited) herein), additional bank financing, private placements of debt, internally generated cash flow and, where appropriate, future lease financing. On May 13, 1996, the Company had approximately $13,500,000 in cash and short-term investments on hand and approximately $65,500,000 was available under the Company's revolving credit facility.

                          PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits
                4 - $175,000,000 Amended and Restated Credit Agreement dated as of April 23, 1996.

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




                                            CARMIKE CINEMAS, INC.
                                            (Registrant)


Date:  May 14, 1996                         By:   /s/ MICHAEL W. PATRICK
      -----------------------------               ------------------------------
                                                  Michael W. Patrick - President
                                                  (Chief Executive Officer)


Date:  May 14, 1996                         By:   /s/ JOHN O. BARWICK, III
      ----------------------------                ------------------------------
                                                  John O. Barwick, III - Vice
                                                  President Finance
                                                  (Chief Accounting and
                                                  Financial Officer)