Form 10-Q
period 1996-06-30
CARMIKE CINEMAS INC
filed 1996-08-14
CIK 799088

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 1996
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
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

Class A Common Stock, $.03 par value --
     9,758,601 shares outstanding as of August 12, 1996
Class B Common Stock, $.03 par value --
     l,420,700 shares outstanding as of August 12, 1996

                       PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CARMIKE CINEMAS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    June 30,      December 31,
                                                     1996            1995
                                                  -----------     ------------
                                                  (Unaudited)
                                                       (000's omitted)
  ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                      $  6,025        $ 11,345
    Short-term investments                            7,817           7,502
    Recoverable construction allowances
     under capital leases                             1,462           4,300
    Accounts and notes receivable                     6,895           7,911
    Inventories                                       2,662           2,936
    Prepaid expenses                                  5,736           5,632
                                                   --------        --------
                   TOTAL CURRENT ASSETS              30,597          39,626

  OTHER ASSETS                                        8,972           7,304

  PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization - Notes B and D    357,400         371,851

  EXCESS OF COST OVER FAIR
   VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Notes B and D                        62,983          59,231
                                                   --------        --------

                                                   $459,952        $478,012
                                                   ========        ========

                                                     June 30,   December 31,
                                                       1996        1995
                                                   -----------  -----------
                                                   (Unaudited)
                                                          (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                  $ 24,394  $ 24,873
   Accrued expenses                                    16,792    19,102
   Current maturities of long-term debt
    and capital lease obligations                      14,973    12,205
                                                     --------  --------
              TOTAL CURRENT LIABILITIES                56,159    56,180

LONG-TERM DEBT - less current maturities              113,604    79,214

SENIOR NOTES                                           93,831   107,792

CAPITAL LEASE OBLIGATIONS -
   less current maturities                             27,568    27,996

CONVERTIBLE SUBORDINATED DEBT                           3,436     3,303

DEFERRED INCOME TAXES                                   1,163    18,433

SHAREHOLDERS' EQUITY
   Class A Common Stock, $.03 par value, authorized
    22,500,000 shares, issued and outstanding
    9,758,601 shares                                      292       292
   Class B Common Stock, $.03 par value, authorized
    5,000,000 shares, issued and outstanding
    1,420,700 shares                                       43        43
   Paid-in capital                                     99,927    99,814
   Retained earnings                                   63,929    84,945
                                                     --------  --------

                                                      164,191   185,094
                                                     --------  --------

                                                     $459,952  $478,012
                                                     ========  ========




See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                                  1996      1995       1996      1995
                                                                --------  --------   --------  --------
                                                                 (000's omitted except per share data)
REVENUES
  Admissions                                                    $ 72,595  $63,839   $136,539  $109,201
  Concessions and other                                           32,103   27,394     60,315    45,930
                                                                --------  -------  ---------  --------
                                                                 104,698   91,233    196,854   155,131

COSTS AND EXPENSES
  Film exhibition costs                                           38,101   33,949     70,104    56,562
  Concession costs                                                 4,128    3,407      7,889     6,057
  Other theatre operating costs                                   40,883   35,172     80,147    66,215
  General and administrative                                       1,558    1,369      3,003     2,604
  Depreciation and amortization                                    6,989    6,437     14,089    12,550
  Impairment of long-lived assets (Note B)                           -0-      -0-     45,447       -0-
                                                                --------  -------  ---------  --------
                                                                  91,659   80,334    220,679   143,988
                                                                --------  -------  ---------  --------
                 OPERATING INCOME (LOSS)                          13,039   10,899    (23,825)   11,143
Interest expense                                                   5,136    3,965     10,071     7,638
                                                                --------  -------  ---------  --------
       INCOME (LOSS) BEFORE INCOME TAXES                           7,903    6,934    (33,896)    3,505

 Income taxes (benefit)                                            3,004    2,773    (12,881)    1,402


                                                                --------  -------  ---------  --------
                       NET INCOME (LOSS)                        $  4,899  $ 4,161  $ (21,015) $  2,103
                                                                ========  =======  =========  ========

             NET INCOME (LOSS) PER SHARE                        $    .43  $   .37  $   (1.88) $    .19
                                                                ========  =======  =========  ========


See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Six Months Ended
                                                            June 30,
                                                        1996       1995
                                                      --------   --------
                                                         (000's omitted)
OPERATING ACTIVITIES
   Net income (loss)                                  $ (21,015) $  2,103
   Items which did not use cash:
    Depreciation and amortization                        14,089    12,550
    Impairment of long-lived assets                      45,447       -0-
    Deferred income taxes                               (17,270)      800
    Gain on sale of property and equipment                 (739)      -0-
    Changes in operating assets and liabilities:
       Accounts and notes receivable and inventories      1,290    (1,703)
       Prepaid expenses                                    (104)      499
       Accounts payable                                    (479)    2,019
       Accrued expenses                                  (2,310)    2,186
                                                      ---------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                18,909    18,454

INVESTING ACTIVITIES
   Purchases of property and equipment                  (26,435)  (23,220)
   Purchases of assets from other theatre operators     (23,075)  (39,215)
   Disposals of property and equipment                    1,490        12
   Decrease (increase) in:
    Short-term investments                                 (315)   (2,684)
    Other                                                (1,745)     (444)
                                                      ---------  --------
      NET CASH USED IN INVESTING ACTIVITIES             (50,080)  (65,551)

FINANCING ACTIVITIES
   Debt and other liabilities:
    Borrowings under revolving credit line              630,000   107,700
    Repayments of revolving credit line                (595,500)  (68,200)
    Other borrowings                                        -0-     5,180
    Payments on long term obligations                   (11,598)   (8,190)
   Issuance of Class A Common Stock                         111       -0-
   Due from lessor under capital leases                   2,838       -0-
                                                      ---------  --------

                             NET CASH PROVIDED BY
                               FINANCING ACTIVITIES      25,851    36,490
                                                      ---------  --------
                             DECREASE IN CASH AND
                                 CASH EQUIVALENTS        (5,320)  (10,607)

Cash and cash equivalents at beginning of period         11,345    17,872
                                                      ---------  --------
                     CASH AND CASH EQUIVALENTS AT
                                    END OF PERIOD     $   6,025  $  7,265
                                                      =========  ========


See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - IMPAIRMENT OF LONG LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards 121 (FASB 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as of January 1, 1996. The Company reviews long-lived assets, and goodwill related to those assets, to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a trend of operating results that are not in line with management's expectations to be its primary indicator of potential impairment. Assets are evaluated for impairment at the theatre level which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired theatres was a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1996


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

As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense for the first quarter of 1996 was reduced by approximately $750,000 ($465,000 after tax or $.04 per share). Depreciation and amortization expense for the second quarter of 1996 was reduced by approximately $1,140,000 ($707,000 after tax or $.06 per share) and 1996 annual depreciation and amortization expense is estimated to be reduced by approximately $4,170,000 ($2,585,000 after tax or $.23 per share). FASB 121 also requires, among other provisions, that long-lived assets held for disposal and certain identified intangibles be reported at the lower of the asset's carrying amount or its fair value less costs to sell. The impact of adopting FASB 121 on assets held for disposal during the first quarter of 1996 was not material.

Absent circumstances that would require an immediate evaluation for impairment, the Company intends to perform its next impairment evaluation in the fourth quarter of 1996.

NOTE C --REVOLVING CREDIT FACILITY

On April 23, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $175,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .50% and is required to pay annual fees of .225% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. At June 30, 1996, the Company had $111,000,000 outstanding under this facility.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1996


NOTE C -- REVOLVING CREDIT FACILITY (continued)

Under the terms of this Agreement, no payments are due until after April 23, 1999, nor does the Company anticipate reducing the amount outstanding at June 30, 1996. Accordingly, no amounts outstanding under the Agreement have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

The Company has entered into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements without an exchange of the notional amount upon which the payments are based. The Company specifically designates interest rate swaps on hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the interest rate swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the Agreement. Under one interest rate swap Agreement, the Company has fixed $50 million of the Company's floating rate debt for seven years. The effective rate at June 30, 1996 was 6.205%, equal to a fixed rate of 5.705% plus the margin of .50% the Company presently pays over LIBOR. Under another interest rate swap agreement, the Company has fixed $20 million of its floating rate debt for 5 years at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (presently .50%) for a total effective rate of 6.01%. The unrealized gain for the interest rate swaps was approximately $2.7 million at 8/12/96 based on evaluations made by the counterparties to the interest rate swaps. The Company does not anticipate realization of this gain as the Company intends to hold the interest rate swaps to maturity.

The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swaps. The Company does not believe there is a significant risk of nonperformance by any of the counterparties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

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

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1996


NOTE D -- ACQUISITIONS(continued)

In separate transactions, the Company acquired certain assets and businesses as follows:


                                 Approximate      Number of
                                              -----------------
          Seller              Purchase Price  Theatres  Screens  Effective Date
          ------              --------------  --------  -------  ---------------
                              (in thousands)
1996
 Maxi Saver Cinemas           $    3,975             2       18  January 5, 1996
 Fox Theatres Corp.               19,100            12       61  February 16, 1996
                              ----------      --------  -------
                              $   23,075            14       79
                              ==========      ========  =======

1995
 Carolina Cinema Corp.        $      750             2        7  February 10, 1995
 Theatre Developers, Inc.          1,200             1        8  February 24, 1995
 Floyd Theatres, Inc.
  and affiliates                  11,300            21       83  March 17, 1995
 Rocky Mountain Cinema
  Partners                         1,585             5       11  May 5, 1995
 Plitt Theatres, Inc.             22,000            28      145  June 2, 1995
 Midcontinent Theatres, Inc.      19,000            14       67  October 13, 1995
 Cinemark, USA                     8,000            10       46  November 10, 1995
 Theatre Consulting and
  Management                         650             2       10  November 10, 1995
                              ----------      --------  -------
                              $   64,485            83      377
                              ==========      ========  =======



The excess of purchase prices over net assets of business acquired has been recorded as an intangible asset. Amounts recorded were approximately $15.6 million to date in 1996 and $16.7 million in 1995.

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

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1996


NOTE D -- ACQUISITIONS (continued)


Unaudited pro-forma results for the 1995 acquisitions of Floyd Theatres, Inc., Plitt Theatres, Inc., Midcontinent Theatres, Inc., and Cinemark USA are as follows (in thousands except for per share data):


                                         Quarter
                                      Ended June 30,
                                          1995
                                      --------------

Revenues                                  $174,427
Net income (loss)                              517
Earnings per share                             .05



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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1996 AND JUNE 30, 1995



The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, those discussed below, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1995 Form 10-K and the Company's current report on Form 8-K filed on June 14, 1996.

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1996 increased 14.8% to $104,698,000 from $91,233,000 for the quarter ended June 30, 1995. This increase consists of a $8,756,000 increase in admissions and a $4,709,000 increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation and increases in admission and concession prices but were offset by a 1.3% decline in attendance per average screen.

Total revenues for the six months ended June 30, 1996 increased 26.9% to $196,854,000 from $155,131,000 for the six months ended June 30, 1995. This increase consists of a $27,338,000 increase in admissions and a $14,385,000 increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the number of screens in operation as a result of the acquisitions (See Note C of Notes to Condensed Consolidated Financial Statements)(the "Acquisitions"), increases in admission and concession prices, plus a 5% increase in attendance per average screen.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 14.6% from $72,528,000 to $83,112,000 for the quarter ended June 30, 1996. This dollar increase is due to the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased to 79.4% of total revenues in the quarter ended June 30, 1996 from 79.5% for the quarter ended June 30, 1995.

Cost of operations for the six months ended June 30, 1996 increased 22.7% from $128,834,000 to $158,140,000 also as a result of the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased from 83.0% of total revenues to 80.3% of total revenues in the six months ended June 30, 1996. This percentage is due primarily to the level of fixed costs, such as occupancy costs, managers salaries and utilities included in this cost category that do not vary proportionately with changes in sales and attendance levels.

General and administrative costs for the quarter ended June 30, 1996 increased 13.8% from $1,369,000 to $1,558,000 primarily as a result of increased personnel costs because of the Acquisitions and expansions and remained the same as a percentage of total revenues at 1.5%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1996 AND JUNE 30, 1995


General and administrative costs for the six months ended June 30, 1996 increased 15.3% from $2,604,000 to $3,003,000 primarily as a result of increased personnel costs because of the Acquisitions and expansions. As a percentage of total revenues, general and administrative costs decreased to 1.5% for the six months ended June 30, 1996 from 1.7% for the six months ended June 30, 1995.

Depreciation and amortization increased 8.6% from $6,437,000 to $6,989,000 for the quarter ended June 30, 1996 due to the Acquisitions and expansions. As a percentage of total revenues, depreciation and amortization decreased from 7.1% to 6.7% due to increases in revenues offset by additional depreciation and amortization from the Acquisitions and expansions in 1995 and 1996 and due to the fixed nature of the costs. Depreciation and amortization for the quarter ended June 30, 1996 was offset by approximately $1,140,000 in decreases due to write-downs of assets under FASB 121 (See Note B of Notes to Condensed Consolidated Financial Statements).

Depreciation and amortization for the six months ended June 30, 1996 increased 12.3% from $12,550,000 to $14,089,000 due to the Company's Acquisitions and expansions. As a percentage of total revenues, depreciation and amortization decreased from 8.1% to 7.2% due to increases in revenues offset by additional depreciation and amortization from the Acquisitions and expansions in 1995 and 1996 and due to the fixed nature of the costs. Depreciation and amortization for the six months ended June 30, 1996 was offset by approximately $1,890,000 in decreases due to write-downs of assets under FASB 121 (See Note B of Notes to Condensed Consolidated Financial Statements).

Reference is made to Note B of notes to Condensed Consolidated Financial Statements with respect to the Company's adoption of FASB 121 effective January 1, 1996.

Interest expense for the quarter ended June 30, 1996 increased 29.5% to $5,136,000 from $3,965,000 due to the increase in the average amount of outstanding debt.

Interest expense for the six months ended June 30, 1996 increased 31.9% to $10,071,000 from $7,638,000 for the six months ended June 30, 1995 due to the increase in the average amount of outstanding debt.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1996 AND JUNE 30, 1995


The Company's capital requirements arise principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. New theatre openings and acquisitions typically have been financed with internally generated cash and by debt financings, including borrowings under the Company's revolving credit facility.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the revolving credit line (See Note C of the Notes to Condensed Consolidated Financial Statements herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings. On August 12, 1996, the Company had approximately $1,000,000 in cash and short term investments on hand and approximately $70,000,000 was available under the Company's revolving credit facility.

                          PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

     The annual meeting of shareholders of the Company was held on May 6, 1996. At the annual meeting, the shareholders voted on the election of six directors. The results of the voting were as follows:


                                    FOR         VOTE WITHHELD
                                 ----------     -------------
C. L. Patrick                    21,472,889        110,886
Michael W. Patrick               21,482,184        101,591
Carl L. Patrick, Jr.             21,482,189        101,586
Carl E. Sanders                  21,423,589        160,186
John W. Jordan, II               21,556,387         27,388
David W. Zalaznick               21,556,477         27,388



ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          11  - Statement re: computation of earnings per share

          27  - Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on June 14, 1996 to file certain cautionary statements for the purpose of establishing a readily available document which may be referenced pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CARMIKE CINEMAS, INC.
                                    (Registrant)



Date:   8-14-96                      By: /s/ Michael W. Patrick
     --------------------              ---------------------------------
                                        Michael W. Patrick - President
                                        (Chief Executive Officer)


Date:   8-14-96                     By: /s/ John O. Barwick
      --------------------             ---------------------------------
                                        John O. Barwick, III - Vice
                                        President Finance
                                        (Chief Accounting and
                                        Financial Officer)