Form 10-Q
period 1996-09-30
CARMIKE CINEMAS INC
filed 1996-11-14
CIK 799088

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended SEPTEMBER 30, 1996
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                to
                                           ---------------  ---------------

            Commission file number 0-14993

                             CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     58-1469127
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)
     1301 FIRST AVENUE, COLUMBUS, GEORGIA                       31901-2109
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (706) 576-3400
              (Registrants telephone number, including area code)

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

Class A Common Stock, $.03 par value -- 9,758,601 shares outstanding as of November 11, 1996 Class B Common Stock, $.03 par value -- 1,420,700 shares outstanding as of November 11, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                             CARMIKE CINEMAS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1996            1995
                                                                       -------------   ------------
                                                                        (Unaudited)
                                                                              (000's omitted)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $     2,027     $   11,345
  Short-term investments                                                     7,823          7,502
  Recoverable construction allowances under capital leases                   1,400          4,300
  Accounts and notes receivable                                              5,685          7,911
  Inventories                                                                2,794          2,936
  Prepaid expenses                                                           8,630          5,632
                                                                       -----------     ----------
          TOTAL CURRENT ASSETS                                              28,359         39,626
OTHER ASSETS                                                                11,775          7,304
PROPERTY AND EQUIPMENT -- Net of accumulated depreciation and
  amortization -- Notes B and D                                            370,661        371,851
EXCESS OF COST OVER FAIR VALUE OF TANGIBLE ASSETS ACQUIRED -- Notes B
  and D                                                                     63,258         59,231
                                                                       -----------     ----------
                                                                       $   474,053     $  478,012
                                                                       ===========     ==========

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1996            1995
                                                                       -------------   ------------
                                                                        (Unaudited)
                                                                              (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                     $    19,814     $   24,873
  Accrued expenses                                                          20,575         19,102
  Current maturities of long-term debt and capital lease obligations        15,001         12,205
                                                                       -----------     ----------
          TOTAL CURRENT LIABILITIES                                         55,390         56,180
LONG-TERM DEBT -- less current maturities                                  119,048         79,214
SENIOR NOTES                                                                93,831        107,792
CAPITAL LEASE OBLIGATIONS -- less current maturities                        27,362         27,996
CONVERTIBLE SUBORDINATED DEBT                                                3,503          3,303
DEFERRED INCOME TAXES                                                        1,163         18,433
SHAREHOLDERS' EQUITY
  Class A Common Stock, $.03 par value, authorized 22,500,000 shares,
     issued 9,758,601 and 9,745,101 shares, respectively                       292            292
  Class B Common Stock, $.03 par value, authorized 5,000,000 shares,
     issued and outstanding 1,420,700 shares                                    43             43
  Paid-in capital                                                           99,927         99,814
  Retained earnings                                                         73,494         84,945
                                                                       -----------     ----------
                                                                           173,756        185,094
                                                                       -----------     ----------
                                                                       $   474.053     $  478,012
                                                                       ===========     ==========

     See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                          1996       1995       1996       1995
                                                        --------   --------   --------   --------
                                                          (000's omitted except per share data)
REVENUES
  Admissions                                            $ 83,385   $ 77,162   $219,924   $186,363
  Concessions and other                                   37,723     35,259     98,038     81,189
                                                        --------   --------   --------   --------
                                                         121,108    112,421    317,962    267,552
COSTS AND EXPENSES
  Film exhibition costs                                   43,600     41,702    113,704     98,264
  Concession costs                                         5,137      4,772     13,026     10,829
  Other theatre operating costs                           43,439     40,459    123,586    106,674
  General and administrative                               1,443      1,372      4,446      3,976
  Depreciation and amortization                            7,199      6,983     21,288     19,533
  Impairment of long-lived assets (Note B)                   -0-        -0-     45,447        -0-
                                                        --------   --------   --------   --------
                                                         100,818     95,288    321,497    239,276
                                                        --------   --------   --------   --------
          OPERATING INCOME(LOSS)                          20,290     17,133     (3,535)    28,276
Interest expense                                           4,862      4,066     14,933     11,704
                                                        --------   --------   --------   --------
     INCOME (LOSS) BEFORE INCOME TAXES                    15,428     13,067    (18,468)    16,572
Income taxes(benefit)                                      5,863      5,227     (7,018)     6,629
                                                        --------   --------   --------   --------
          NET INCOME (LOSS)                             $  9,565   $  7,840   $(11,450)  $  9,943
                                                        ========   ========   ========   ========
          NET INCOME(LOSS) PER SHARE                    $    .85   $    .70   $  (1.02)  $    .88
                                                        ========   ========   ========   ========

     See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       1996            1995
                                                                     ---------       ---------
                                                                          (000's omitted)
OPERATING ACTIVITIES
  Net income (loss)                                                  $ (11,450)      $   9,943
  Items which did not use cash:
  Depreciation and amortization                                         21,288          19,533
     Impairment of long-lived assets                                    45,447             -0-
     Deferred income taxes                                             (17,270)          1,200
     Gain on sale of property and equipment                               (807)           (194)
     Changes in operating assets and liabilities:
       Accounts and notes receivable and inventories                     2,368          (4,150)
       Prepaid expenses                                                 (2,998)             17
       Accounts payable                                                 (5,059)         (3,811)
       Accrued expenses                                                  1,473           6,404
                                                                     ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               32,992          28,942
INVESTING ACTIVITIES
  Purchases of property and equipment                                  (47,332)        (33,638)
  Purchases of assets from other theatre operators                     (23,075)        (39,215)
  Disposals of property and equipment                                    1,765             386
  Decrease (increase) in:
     Short-term investments                                               (321)         (2,613)
     Other                                                              (4,593)            (69)
                                                                     ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES                        (73,556)        (75,149)
FINANCING ACTIVITIES
  Debt and other liabilities:
     Borrowings under revolving credit line                            811,000         180,700
     Repayments of revolving credit line                              (771,000)       (145,200)
     Other borrowings                                                      -0-           5,180
     Payments on long term obligations                                 (11,765)         (8,340)
  Issuance of Class A Common Stock                                         111              17
  Received from lessor under capital leases                              2,900             -0-
                                                                     ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     31,246          32,357
                                                                     ---------       ---------
          DECREASE IN CASH AND CASH EQUIVALENTS                         (9,318)        (13,850)
  Cash and cash equivalents at beginning of period                      11,345          17,872
                                                                     ---------       ---------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   2,027       $   4,022
                                                                     =========       =========

     See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B -- IMPAIRMENT OF LONG LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards 121 (FASB 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as of January 1, 1996. The Company reviews long-lived assets, and goodwill related to those assets, to be held and used in the business for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a trend of operating results that are not in line with management's expectations to be its primary indicator of potential impairment. For purposes of FASB 121, assets are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired theatres was a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Recoverability of other long-lived assets, primarily investments in unconsolidated affiliates and goodwill not identified with impaired theatres covered by the above paragraph, will continue to be evaluated on a recurring basis. The primary indicator of recoverability is current or forecasted profitability over the estimated remaining life of these assets. If recoverability is unlikely based on the evaluation, the carrying amount is written down to the fair value.

The initial non-cash charge upon the Company's adoption of FASB 121 was approximately $45,447,000 ($28,177,000 after tax or $2.50 per share) to reduce the carrying amount of 138, or 26%, of the Company's theatres. This initial charge resulted from evaluating the recoverability of individual theatres, which is at a lower level than under the Company's previous accounting policy for measuring impairment. Under the Company's previous policy, the Company's long-lived assets were evaluated market by market for impairment.

As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense for the first quarter of 1996 was reduced by approximately $750,000 ($465,000 after tax or $.04 per share). Depreciation and amortization expense for each of the second and third quarters of 1996 was reduced by approximately $1,140,000 ($707,000 after tax or $.06 per share) and 1996 annual depreciation and amortization expense is estimated to be reduced by approximately $4,170,000 ($2,585,000 after tax or $.23 per share). FASB 121 also requires, among other provisions, that long-lived assets held for disposal and certain identified intangibles be reported at the lower of the asset's carrying amount or its fair value less costs to sell. The impact of adopting FASB 121 on assets held for disposal during the first quarter of 1996 was not material.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1996

NOTE B -- IMPAIRMENT OF LONG LIVED ASSETS (continued)
     The Company intends to perform its next impairment evaluation in the fourth quarter of 1996.

NOTE C -- REVOLVING CREDIT FACILITY

     On April 23, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $175,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .40% and is required to pay annual fees of .20% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. At September 30, 1996, the Company had $116,500,000 outstanding under this facility.

     Under the terms of this Agreement, no payments are due until after April 23, 1999, nor does the Company anticipate reducing the amount outstanding at September 30, 1996. Accordingly, no amounts outstanding under the Agreement have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

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

     The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the Agreement. Under one interest rate swap agreement, the Company has fixed $50 million of the Company's floating rate debt for seven years. The effective rate at September 30, 1996 was 6.105%, equal to a fixed rate of 5.705% plus the margin of .40% the Company presently pays over LIBOR. Under another interest rate swap agreement, the Company has fixed $20 million of its floating rate debt for 5 years at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (presently .40%) for a total effective rate of 5.91%. The unrealized gain for the interest rate swaps was approximately $1,651,000 million at November 8, 1996 based on evaluations made by the counter-parties to the interest rate swaps. The Company does not anticipate realization of this gain as the Company intends to hold the interest rate swaps to maturity.

     The Company is exposed to credit losses in the event of nonperformance by counter-parties on interest rate swaps. The Company does not believe there is a significant risk of nonperformance by any of the counter-

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1996

NOTE C -- REVOLVING CREDIT FACILITY (continued) parties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

NOTE D -- ACQUISITIONS

The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying condensed consolidated statements as of their respective acquisition dates. The assets and liabilities of acquired businesses in 1996 are included based on a preliminary allocation of the purchase price.

In separate transactions, the Company acquired certain assets and businesses as follows:

                                                                    Number of
                                                Approximate     ------------------
                   Seller                      Purchase Price   Theatres   Screens      Effective Date
---------------------------------------------  --------------   --------   -------   --------------------
                                               (in thousands)
1996
  Maxi Saver Cinemas                              $  3,975          2         18     January 5, 1996
  Fox Theatres Corp.                                19,100         12         61     February 16, 1996
                                                   -------         --        ---
                                                  $ 23,075         14         79
                                                   =======         ==        ===
1995
  Carolina Cinema Corp.                           $    750          2          7     February 10, 1995
  Theatre Developers, Inc.                           1,200          1          8     February 24, 1995
  Floyd Theatres, Inc. and affiliates               11,300         21         83     March 17, 1995
  Rocky Mountain Cinema Partners                     1,585          5         11     May 5, 1995
  Plitt Theatres, Inc.                              22,000         28        145     June 2, 1995
  Midcontinent Theatres, Inc.                       19,000         14         67     October 13, 1995
  Cinemark, USA                                      8,000         10         46     November 10, 1995
  Theatre Consulting and Management                    650          2         10     November 10, 1995
                                                   -------         --        ---
                                                  $ 64,485         83        377
                                                   =======         ==        ===

The excess of purchase prices over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were approximately $16.3 million to date in 1996 and $16.7 million in 1995.

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

Unaudited pro-forma results for the 1995 acquisitions of Floyd Theatres, Inc., Plitt Theatres, Inc., Midcontinent Theatres, Inc., and Cinemark USA are as follows (in thousands except for per share data):

                                                                                 Nine Months
                                                                             Ended September 30,
                                                                                    1995
                                                                             -------------------
Revenues                                                                          $ 264,686
Net income (loss)                                                                     8,594
Earnings per share                                                                      .76

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1996

NOTE D -- ACQUISITIONS (continued)
The pro-forma adjustments for the 1995 acquisitions are based upon available information and certain assumptions that management believes reasonable. The adjustments to the historical data are as follows:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 (the " 1995 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, those discussed below, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1995 Form 10-K and the Company's current report on Form 8-K filed on June 14, 1996.

RESULTS OF OPERATIONS

     Total revenues for the quarter ended September 30, 1996 increased 7.7% to $121,108,000 from $112,421,000 for the quarter ended September 30, 1995. This increase consists of a $6,223,000 increase in admissions and a $2,464,000 increase in concessions and other. The increase in admissions is a result of a greater number of screens in operation for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 combined with an increase in admission prices. These additional screens were acquired in acquisitions in October and November 1995 and the Maxi Saver Cinemas and Fox Theatres Corp. acquisitions in January and February 1996, respectively.(See Note C of Notes to Condensed Consolidated Financial Statements)(the "Acquisitions"). The increase in concessions and other reflects the increased attendance resulting from the increased number of screens in operation as a result of the Acquisitions and an increase in the average concession sale per patron. Total attendance for the quarter increased 5.3% but on a same screen basis, attendance per average screen decreased 5.9%. Average admission prices increased 2.6% for the quarter ended September 30, 1996 and concession prices increased 1.6%.

     Total revenues for the nine months ended September 30, 1996 increased 18.8% to $317,962,000 from $267,552,000 for the nine months ended September 30, 1995. This increase consists of a $33,561,000 increase in admissions and a $16,849,000 increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in attendance resulting from the increase in the number of screens in operation as a result of the Acquisitions and increases in the average concession sale per patron. For the nine months ended September 30, 1996, total attendance increased 17.9% above that for the nine months ended September 30, 1995 and for the same period, admission prices remained the same and concession prices increased 2.3%. Attendance per average screen remained the same.

     Cost of operations (film rentals, concession costs and other theatre operating costs) increased 6.0% to $92,176,000 from $86,933,000 in the quarter ended September 30, 1995. The dollar increase is due to the increased number of screens in operation as a result of the Acquisitions. As a percentage of total revenues, cost of operations decreased to 76. 1% in the quarter ended September 30, 1996 from 77.3% in the quarter ended September 30, 1995. This decrease is due to a lower level of salaries in the quarter ended September 30, 1996, combined with a decrease in film exhibition costs as a percentage of admissions revenue.

     Cost of operations for the nine months ended September 30, 1996 increased 16.0% to $250,316,000 from $215,767,000 in the nine months ended September 30, 1995. The dollar increase is due to the increased number of screens in operation as a result of the Acquisitions. As a percentage of total revenues, cost of operations decreased from 80.6% for the nine months ended September 30, 1995 to 78.7% of revenues in the nine months ended September 30, 1996. This percentage decrease is due to a lower level of salaries for the period combined with a decrease in film exhibition costs as a percentage of admission revenues.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     General and administrative costs for the quarter ended September 30, 1996 increased 5.2% from $1,372,000 to $1,443,000 primarily as a result of increased personnel costs because of the Acquisitions and expansions and remained the same as a percentage of total revenues at 1.2%.

     General and administrative costs for the nine months ended September 30, 1996 increased 11.8% to $4,446,000 from $3,976,000 primarily as a result of additional personnel costs resulting from the Acquisitions and expansions. As a percentage of total revenues, general and administrative costs decreased from 1.5% to 1.4%

     Depreciation and amortization increased 3.1% from $6,983,000 to $7,199,000 for the quarter ended September 30, 1996 due to the Acquisitions and expansions. As a percentage of total revenues, depreciation and amortization decreased from 6.2% to 5.9% due to increases in revenues offset by additional depreciation and amortization from the Acquisitions and expansions in 1995 and 1996 and due to the fixed nature of the costs. Depreciation and amortization for the quarter ended September 30, 1996 was offset by approximately $1,140,000 in decreases due to write-downs of assets under FASB 121 (See Note B of Notes to Condensed Consolidated Financial Statements).

     Depreciation and amortization for the nine months ended September 30, 1996 increased 12.3% from $19,533,000 to $21,288,000 due to the Company's Acquisitions and expansions. As a percentage of total revenues, depreciation and amortization decreased from 7.3% to 6.7% due to increases in revenues offset by additional depreciation and amortization from the Acquisitions and expansions in 1995 and 1996 and due to the fixed nature of the costs. Depreciation and amortization for the nine months ended September 30, 1996 was offset by approximately $3,030,000 in decreases due to write-downs of assets under FASB 121 (See Note B of Notes to Condensed Consolidated Financial Statements).

     The Company adopted Statement of Financial Accounting Standards 121 (" FASB 121 Accounting for the Impairment of Long-Lived Assets to be Disposed of," as of January 1, 1996. The initial non-cash charge upon the Company's adoption of FASB 121 was approximately $45,447,000 ($28,177,000 after tax, or $2.50 per share) to reduce the carrying value of 138 theatres, constituting 26% of the Company's theatres. This charge resulted from the evaluation of asset impairment on an individual theatre level rather than on a market level, which had been the Company's previous accounting policy for evaluating and measuring impairment. See Note B of Notes to Condensed Consolidated Financial Statements. As noted above, the write-down of assets under FASB 121 resulted in a reduction in depreciation and amortization expense in the three months and nine months ended September 30, 1996.

     Interest expense for the quarter ended September 30, 1996 increased 19.6% to $4,862,000 from $4,066,000 for the quarter ended September 30, 1995 due to the increase in the average amount of outstanding debt.

     Interest expense for the nine months ended September 30, 1996 increased 27.6% to $14,933,000 from $11,704,000 for the nine months ended September 30, 1995 due to the increase in the average amount of outstanding debt.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's capital requirements arise principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. New theatre openings typically are financed with internally generated cash flow, bank credit lines or under long-term leasing arrangements with developers. The Company currently has 173 screens under construction.

     The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by short-term investments on hand, borrowings under its revolving credit facility (See Note C of Notes to Condensed Consolidated Financial Statements), additional sale of debt and/or equity securities, additional bank financings, private placements of debt, internally generated cash flow and, where appropriate, future lease financings. At November 11, 1996, the Company had approximately $14,300,000 in cash and short term investments on hand and $51,000,000 was available under the Company's revolving credit facility.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

      11     -- Statement re: computation of earnings per share
      27     -- Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARMIKE CINEMAS, INC.
                                          (Registrant)


Date: November 14, 1996           By:      /s/  MICHAEL W. PATRICK
      ------------------------    -------------------------------------------
                                      Michael W. Patrick -- President
                                      (Chief Executive Officer)

Date: November 14, 1996           By:       /s/  JOHN 0. BARWICK, III
      ------------------------    -------------------------------------------
                                      John 0. Barwick, III -- Vice President
                                      Finance (Chief Accounting and
                                      Financial Officer)