Form 10-K
period 1996-12-31
CARMIKE CINEMAS INC
filed 1997-03-18
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1996. [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1966].
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to
                                                    -----------    -----------

                                       Commission File Number 0-14993
                             CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     58-1469127
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

  1301 First Avenue, Columbus, Georgia                  31901
(Address of principal Executive Offices)              (Zip Code)


                                 (706) 576-3400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------            -----------------------------------------
Class A Common Stock, par                 New York Stock Exchange, Inc.
value $.03 per share


          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 14, 1997, 9,758,601 shares of Class A Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Class A Common Stock held by non-affiliates of the registrant was approximately $232,000,000.

As of March 14, 1997, 1,420,700 shares of Class B Common Stock, par value $.03 per share, were outstanding, all of which shares are held by affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of Carmike Cinemas, Inc.'s Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II and Part IV.

(2) Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 1997 Annual Meeting of Shareholders are incorporated by reference into
     Part III.

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

     The following are several of the more significant events which have taken place since December 31, 1995:

     (i) Acquisitions during 1996

     In separate transactions during 1996, the Company acquired certain assets and businesses as follows:


                              Approximate      Number of
                                           -----------------
         Seller            Purchase Price  Theatres  Screens  Effective Date
         ------            --------------  --------  -------  --------------
                           (in thousands)

 Maxi Saver Cinemas, Inc.      $3,975         2        18     January 5, 1996
 Fox Theatres Corp.            19,100        12        61     February 16, 1996
                              -------        --        --
                              $23,075        14        79
                              =======        ==        ==

The excess of purchase prices over net assets of businesses acquired, approximately $17.0 million in 1996, has been recorded as an intangible asset.

   (ii)  New Theatre Openings and Additions to Existing Theatres

         During 1996, the Company opened or expanded the following theatres:

      THEATRE                      LOCATION                  SCREENS
      -------                      --------                  -------

   NEW COMPLEXES
   -------------
   Broadway 16                     Myrtle Beach, SC            16
   Carmike 10                      Asheville, NC               10
   Carmike 12                      Greensboro, NC              12
   Wynnsong 10                     Columbia, SC                10
   Bijou 7                         Chattanooga, TN              7
   Wynnsong 10                     Ft. Benning, GA             10
   Carmike 8                       Altoona, PA                  8
                                                              ---
                                              Total            73


   ADDITIONS TO EXISTING COMPLEXES
   -------------------------------

   Westwood 12                     Fayetteville, NC            6
   Carmike 14                      Mobile, AL                  4
   Carmike 8                       Lincolnton, NC              4
   Carmike 8                       Lexington, NC               4
   Carmike 10                      Stillwater, OK              4
   Carmike 14                      Columbia, SC                4
   Chapel Hills 15                 Colorado Springs, CO        6
                                                             ---
                                              Total           32
                                                             ---
                                  Total New Screens          105
                                                             ===


   (iii)  Entertainment Complex

     The Company is currently developing its first "entertainment complex," which will offer a broad spectrum of entertainment in addition to movie exhibition. Known as the "Hollywood Connection M," this complex, which is expected to be completed in the summer of 1997, will encompass 125,000 square feet on an 11 acre site in Columbus, Georgia. The complex will include a 10-screen theatre equipped with Lucasfilm's THX Digital surround systems and stadium seating, an indoor roller skating rink, an 18-hole themed putting golf course, a bumper car attraction, a state-of-the-art games arcade, a restaurant and a laser tag arena.

   (b)  Narrative Description of Business

     (i)  Theatre Operations

     The Company is the largest motion picture exhibitor in the United States in terms of number of theatres and screens operated. As of December 31, 1996, the Company operated 519 theatres with an aggregate of 2,518 screens located in
33 states.   The Company's screens are located principally in communities where the Company is the sole or leading exhibitor. For the year ended December 31, 1996, aggregate attendance at the Company's theatres was approximately 74.2 million people.


The Company's theatres are located in the following states:

        STATE                 THEATRES             SCREENS
        -----                 --------             -------
        Alabama                  28                   158
        Arkansas                  3                    25
        Colorado                 14                    77
        Delaware                  2                    12
        Florida                  32                   156
        Georgia                  39                   215
        Idaho                    11                    26
        Illinois                  3                     8
        Iowa                     22                   118
        Kentucky                 11                    53
        Louisiana                 4                    20
        Maryland                  3                    15
        Michigan                  2                    10
        Minnesota                16                    63
        Montana                  15                    59
        Nebraska                  5                    17
        New Mexico                1                     2
        North Carolina           69                   313
        North Dakota              9                    45
        New York                  1                     8
        Ohio                      8                    43
        Oklahoma                 16                    69
        Pennsylvania             44                   212
        South Carolina           28                   151
        South Dakota              6                    39
        Tennessee                45                   255

        Texas                     28                   114
        Utah                      12                    48
        Virginia                  15                    73
        Washington                 2                     2
        Wisconsin                 12                    57
        West Virginia              6                    33
        Wyoming                    7                    22
                                 ---                 -----
                                 519                 2,518
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

     Nearly all of the Company's 2,518 screens are located in multi-screen theatres, with over 90% of the Company's screens being located in theatres having three or more screens. The Company's average number of screens per theatre is 4.9, and the Company intends to increase this ratio through the construction of larger multi-screen theatres. Multi-screen theatres enable the Company to present a variety of films appealing to several segments of the movie-going public while serving patrons from common support facilities (such as the box office, concession areas, restrooms and lobby). This strategy enhances attendance, utilization of theatre capacity and operating efficiencies (relating to theatre staffing, performance scheduling and space and equipment utilization), and thereby enhances revenues and profitability. Staggered scheduling of starting times minimizes staffing requirements for crowd control, box office and concession services while reducing congestion at the concession area. The Company's theatres are housed predominantly in modern facilities equipped with quality projection and sound equipment.

     From time to time, the Company converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Increased attendance at these theatres following these conversions, combined with a lower film rental cost, normally improves such theatres' operating profitability. The Company also operates certain theatres for the exhibition of first-run films at a reduced admission price. These theatres are typically in a smaller market where the Company is the only exhibitor in the market. At present, the Company operates 97 of its theatres (302 screens) as Discount Theatres.

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

     The Company's proprietary computer system, I.Q. Zero, which is presently installed in approximately 96% of its theatres (representing approximately 98% of its screens), allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. I.Q. Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis. The Company's integrated MIS, centered around I.Q. Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. Accordingly, there is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

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

     The Company's business is dependent upon the availability of marketable pictures and its relationships with distributors. While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, seven major distributors accounted for approximately 92% of the Company's admission revenues during 1996. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of the Company. The Company licenses films from a number of distributors and believes that its relationships with distributors generally are satisfactory.

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

     The Company is currently constructing its first complete entertainment complex, which will offer a variety of forms of family entertainment. See "General Development of Business - Entertainment Complex".

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

     The Federal Americans With Disabilities Act (the "ADA"), which became effective in 1992, prohibits discrimination on the basis of disability in public accommodations and employment. The Company constructs new theatres to be accessible to the disabled and believes that it is otherwise in substantial compliance with all applicable regulations relating to accommodating the needs of the disabled. The Company does not currently anticipate that ongoing compliance with the ADA and the regulations thereunder will require the Company to expend substantial funds.

     (vii)  Employees

     At December 31, 1996, the Company had approximately 9,874 employees. Eighty of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

     (viii)  Other Factors

     Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the motion picture industry, the level of consumer spending, the availability of popular motion pictures and the success of planned advertising, marketing and promotional campaigns. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 2.  Properties

     At December 31, 1996, of the Company's 519 theatres , 71 were owned by the Company, 366 were leased pursuant to building leases, 75 were leased pursuant to ground leases, and 7 were subject to shared ownership or shared leasehold interests with various unrelated third parties.

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

     The Company also owns and occupies a four-story building in Columbus, Georgia that has approximately 48,000 square feet. The Company uses this building for storage and refurbishment of theatre equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1996.

                      Executive Officers of the Registrant

                     [Included pursuant to Regulation S-K,
                          Item 401(b), Instruction 3]

     The following sets forth certain information regarding the executive officers of the Company. For purposes of this section, references to the Company include the Company's predecessor, Martin Theatres, Inc.

     C. L. Patrick, age 78, who has served as Chairman of the Board of Directors of the Company since April 1982, joined the Company in 1945, became its General Manager in 1948 and served as President of the Company from 1969 to 1970. He served as President of Fuqua Industries, Inc. ("Fuqua") from 1970 to 1978, and as Vice Chairman of the Board of Directors of Fuqua from 1978 to 1982. Mr. Patrick is a director emeritus of Columbus Bank & Trust Company.

     Michael W. Patrick, age 46, has served as President of the Company since October 1981, a director of the Company since April 1982 and Chief Executive Officer since March 29, 1989. He joined the Company in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick is the son of Mr. C. L. Patrick. Mr. Patrick is a director of Columbus Bank & Trust Company. He also serves as a director of the Will Rogers Institute and Welcome Home, Inc.

     John O. Barwick, III, age 47, joined the Company as Controller in July 1977 and was elected Treasurer and Chief Financial Officer in August 1981. In August 1982, he became Vice President - Finance of the Company. Prior to joining the Company, Mr. Barwick was a certified public accountant with Ernst & Ernst, a predecessor of the accounting firm of Ernst & Young LLP, from 1973 to 1977.

     Anthony J. Rhead, age 55, joined the Company in June 1981 as manager of the booking office in Charlotte, North Carolina. Since July 1983, Mr. Rhead has been Vice President - Film of the Company. Prior to joining the Company, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

     Larry M. Adams, age 53, joined the Company as Data Processing Manager in July 1973. In August 1982, he became Vice President - Informational Systems and in August 1988 he became Secretary of the Company.

     Fred W. Van Noy, age 40, joined the Company in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he was elected to his present position as Vice President - General Manager.

     Prentiss Lamar Fields, age 42, joined the Company in January 1983 as Director of Real Estate. He served in this position until 1985 when he was elected to his present position as Vice President - Development.

     H. Madison Shirley, age 45, joined the Company in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He was elected to his present position as Vice President - Concessions in 1990.

     Marilyn Grant, age 49, joined the Company in 1975 as a bookkeeper. She served as the Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President - Advertising.

     James R. Davis, age 58, joined the Company in 1990 as Technical Director. He served in this position until December 1995, when he was elected to his present position as Vice President-Technical.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information regarding the market for the Company's common equity and related stockholder matters is incorporated by reference to the inside back cover of the Company's 1996 Annual Report to Shareholders.

Item 6.  Selected Financial Data

     Selected financial data for the five years ended December 31, 1996 is incorporated by reference to page 26 of the Company's 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to page 24 of the Company's 1996 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

     The information required by this item is incorporated by reference to pages 12 through 23 of the Company's 1996 Annual Report to Shareholders.

     Information as to quarterly results of operations for the year ended December 31, 1996 is incorporated by reference to page 22 of the Company's 1996 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders of the Company (hereinafter, the "1997 Proxy Statement").

     Information regarding the executive officers of the Company is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Item 11.  Executive Compensation

     Information regarding executive compensation is incorporated by reference to the section entitled "Executive Compensation and Other Information" contained in the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in the 1997 Proxy Statement.

                                    PART IV




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1) and (2) Financial Statements and Financial Statement Schedules

           The following consolidated financial statements of Carmike Cinemas, Inc. included in the Company's 1996 Annual Report to Shareholders are incorporated by reference in Item 8:

              Consolidated balance sheets--December 31, 1996 and 1995

              Consolidated statements of operations--Years ended December 3l,
               1996, 1995 and 1994

              Consolidated statements of shareholders' equity--Years ended
               December 3l, 1996, 1995 and 1994

              Consolidated statements of cash flows--Years ended December 31,
               1996, 1995 and 1994

              Notes to consolidated financial statements--December 31, 1996

              Report of Independent Auditors

     Financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(a)(3)  Listing of Exhibits



Exhibit
Number
------
2(a)  Purchase Contract dated May 20, 1992, by and between American
      Multi-Cinema, Inc. and Carmike Cinemas, Inc. (filed as Exhibit 2(a) to the Company's Form 10-K for the fiscal year ended December 31, 1992 (the
      "1992 Form 10-K"), and incorporated herein by reference).

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

2(l)       Asset Purchase Agreement dated as of January 25, 1996 by and between
           Fox Theatres Corporation, Carmike Cinemas, Inc. and Eastwynn
           Theatres, Inc. (filed as Exhibit 2(l) to the Company's Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

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

4(e)       Credit Agreement dated as of April 23, 1996 among Carmike Cinemas, Inc., various banks and Wachovia Bank of Georgia, N.A., as Agent (filed as Exhibit 4 to the
           Company's Form 10-Q for the fiscal quarter ended March 31, 1996, and incorporated herein by reference).

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

Exhibit
Number
------

10(o)      Carmike Cinemas, Inc. Deferred Compensation Agreement and Trust Agreement dated as of January 1, 1990 (filed as Exhibit 10(u) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

11         Statement re:  Computation of Earnings per share.

13         1996 Annual Report to Shareholders of Carmike Cinemas, Inc. (with the exception of the information expressly incorporated by reference in Items 5, 6, 7 and 8, this Annual
           Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of
           1934).

21         List of Subsidiaries.

23         Consent of Ernst & Young LLP

27         Financial Data Schedule (for SEC use only)

   (b)  Reports on Form 8-K

     During the fiscal quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

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

                                        CARMIKE CINEMAS, INC.

Date:  March 18, 1997                   By: /s/
                                           ----------------------
                                           Michael W. Patrick
                                           President and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                       Title                         Date
   ---------                       -----                         ----
/s/
--------------------        Chairman of the Board               March 18, 1997
C.L. Patrick

/s/
--------------------        President and Chief                 March 18, 1997
Michael W. Patrick          Executive Officer, Director

/s/
--------------------        Vice President-Finance, Treasurer   March 18, 1997
John O. Barwick, III        (Chief Financial Officer,
                            Chief Accounting Officer)

/s/
--------------------        Director                            March 18, 1997
Carl L. Patrick, Jr.

/s/
--------------------        Director                            March 18, 1997
Carl E. Sanders

/s/
--------------------        Director                            March 18, 1997
John W. Jordan, II

/s/
--------------------        Director                            March 18, 1997
David W. Zalaznick


                             CARMIKE CINEMAS, INC.

                                 EXHIBIT INDEX


Report on Form 10-K for the fiscal year Ended December 31, 1996


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

2(l)              Asset Purchase Agreement dated as of January 25, 1996
                  by and between Fox Theatres Corp., Carmike Cinemas, Inc.
                  and Eastwynn Theatres, Inc.(filed as Exhibit 2(l) to the Company's
                  Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).


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



                                                                                 Page Number
Exhibit                                                                          in Manually
Number                          Description                                     Signed Original
------                          -----------                                     ---------------
4(e)              Credit Agreement dated as of April 23, 1996 among Carmike
                  Cinemas, Inc., various banks and Wachovia Bank of
                  Georgia, N.A., as Agent (filed as Exhibit 4 to the Company's
                  Form 10-Q for the fiscal quarter ended March 31, 1996,
                  and incorporated herein by reference).

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

10(o)             Carmike Cinemas, Inc. Deferred Compensation Agreement and
                  Trust Agreement dated as of January 1, 1990 (filed as Exhibit 10(u)
                  to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

11                Statement re:  Computation of Earnings per share.

13                1996 Annual Report to Shareholders of Carmike Cinemas,
                  Inc. (with the exception of the information expressly incorporated by reference in Items 5, 6, 7 and 8, this Annual Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934).

21                List of Subsidiaries.

23                Consent of Ernst & Young LLP

27                Financial Data Schedule (for SEC use only)