Form 10-Q
period 1997-03-31
CARMIKE CINEMAS INC
filed 1997-05-09
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended MARCH 31, 1997

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934
For the transition period from ________ to _________

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

                                 (706) 576-3400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.03 par value --
 9,758,601 shares outstanding as of May 7, 1997

Class B Common Stock, $.03 par value --
 1,420,700 shares outstanding as of May 7, 1997

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                           March 31,  December 31,
                                                              1997        1996
                                                          ----------- ------------
                                                          (Unaudited)
                                                               (000's omitted)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $  5,446    $  5,569
     Short-term investments                                    8,319       7,726
     Recoverable construction allowances
       under capital leases                                    4,178       4,178
     Accounts and notes receivable                             2,217         644
     Inventories                                               2,728       2,631
     Prepaid expenses                                          7,856       5,363
                                                            --------    --------
                  TOTAL CURRENT ASSETS                        30,744      26,111


OTHER ASSETS                                                  15,544      12,749

PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization - Notes B, C, and D          410,174     387,915

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Note D                                        62,190      62,608
                                                            --------    --------

                                                            $518,652    $489,383
                                                            ========    ========

                                                            March 31,  December 31,
                                                               1997       1996
                                                           ----------- ------------
                                                           (Unaudited)
                                                               (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $ 29,824   $ 21,432
     Accrued expenses                                          18,388     17,240
     Current maturities of long-term debt
       and capital lease obligations                           15,017     15,026
                                                             --------   --------
           TOTAL CURRENT LIABILITIES                           63,229     53,698


LONG-TERM DEBT - less current maturities - Note C             148,432    124,476

SENIOR NOTES                                                   86,688     93,831

CAPITAL LEASE OBLIGATIONS -
     less current maturities                                   31,140     31,351

CONVERTIBLE SUBORDINATED DEBT                                   3,645      3,575

DEFERRED INCOME TAXES                                           3,622      4,522

SHAREHOLDERS' EQUITY
     Class A Common Stock, $.03 par value, authorized
       22,500,000 shares, issued and outstanding
       9,758,601 and 9,745,101 shares, respectively               292        292
     Class B Common Stock, $.03 par value, authorized
       5,000,000 shares, issued and outstanding
       1,420,700 shares                                            43         43
     Paid-in capital                                           99,927     99,927
     Retained earnings                                         81,634     77,668
                                                             --------   --------
                                                              181,896    177,930
                                                             --------   --------

                                                             $518,652   $489,383
                                                             ========   ========




See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31,
                                                             1997        1996
                                                           --------   ---------
                                                           (000's omitted except
                                                              per share data)
REVENUES
     Admissions                                            $ 77,270   $  63,944
     Concessions and other                                   31,187      28,212
                                                           --------   ---------
                                                            108,457      92,156

COSTS AND  EXPENSES
     Film exhibition costs                                   39,539      32,003
     Concession costs                                         4,007       3,761
     Other theatre operating costs                           43,952      39,264
     General and administrative                               1,594       1,445
     Depreciation and amortization                            7,734       7,100
     Impairment of long-lived assets (Note B)                   -0-      45,447
                                                           --------   ---------
                                                             96,826     129,020
                                                           --------   ---------
                            OPERATING INCOME (LOSS)          11,631     (36,864)
Interest expense                                              5,237       4,935
                                                           --------   ---------
                  INCOME (LOSS) BEFORE INCOME TAXES           6,394     (41,799)

Income tax expense (benefit)                                  2,429     (15,884)
                                                           --------   ---------
                                  NET INCOME (LOSS)        $  3,965   $ (25,915)
                                                           ========   =========

                        NET INCOME (LOSS) PER SHARE        $    .35   $   (2.30)
                                                           ========   =========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended
                                                                  March 31,
                                                              1997         1996
                                                           ---------    ---------
                                                               (000's omitted)
OPERATING ACTIVITIES
     Net income (loss)                                     $   3,965    $ (25,915)
     Items which did not use cash:
       Depreciation and amortization                           7,734        7,100
       Impairment of long-lived assets                           -0-       45,447
       Deferred income taxes                                     -0-      (16,870)
       Gain on sale of property and equipment                   (144)        (389)
       Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories      (1,670)       3,140
           Prepaid expenses                                   (1,993)         285
           Accounts payable                                    7,892        1,229
           Accrued expenses                                      248       (4,332)
                                                           ---------    ---------
                               NET CASH PROVIDED
                                   BY OPERATIONS              16,032        9,695

INVESTING ACTIVITIES
     Purchases of property and equipment                     (30,754)     (12,279)
     Purchases of assets from other theatre operators            -0-      (23,075)
     Disposals of property and equipment                       1,357          586
     Decrease (increase) in:
       Short-term investments                                   (593)        (640)
       Other                                                  (2,828)         246
                                                           ---------    ---------
                                NET CASH USED IN
                            INVESTING ACTIVITIES             (32,818)     (35,162)

FINANCING ACTIVITIES
     Debt and other liabilities:
       Additional borrowings                                 437,000      179,500
       Repayments                                           (420,337)    (161,822)
                                                           ---------    ---------

                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES              16,663       17,678
                                                           ---------    ---------
                                DECREASE IN CASH
                            AND CASH EQUIVALENTS                (123)      (7,789)

Cash and cash equivalents at beginning of period               5,569       11,345
                                                           ---------    ---------
                       CASH AND CASH EQUIVALENTS
                                AT END OF PERIOD           $   5,446    $   3,556
                                                           =========    =========

See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as of January 1, 1996. The Company reviews for impairment long-lived assets, and goodwill related to those assets, to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a trend of operating results that are not in line with management's expectations to be its primary indicator of potential impairment. For purposes of Statement 121, assets are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired theatres was a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Recoverability of other long-lived assets, primarily investments in unconsolidated affiliates and goodwill not identified with impaired theatres covered by the above paragraph, will continue to be evaluated on a recurring basis. The primary indicator of recoverability is the forecasted profitability over the estimated remaining life of these assets. If recoverability is unlikely based on the evaluation, the carrying amount is written down to the fair value. In the future, additional adjustments could be required.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997

The initial non-cash charge upon the Company's adoption of Statement 121 recorded during the period ended March 31, 1996 was approximately $45.4 million ($28.2 million after tax or $2.50 per share) to reduce the carrying amount of 138 of the Company's theatres. This initial charge resulted from evaluating the recoverability of individual theatres, which is at a lower level of cash flow evaluation than under the Company's previous accounting policy for measuring impairment. Under the Company's previous policy, the Company's long-lived assets were evaluated on a market by market basis for impairment.

As a result of the reduced carrying amount of the impaired assets, depreciation and amortization expense for 1996 was reduced by approximately $4.2 million ($2.6 million after tax or $.23 per share). Statement 121 also requires, among other provisions, that long-lived assets held for disposal and certain identified intangibles be reported at the lower of the asset's carrying amount or its fair value less costs to sell. The impact of adopting Statement 121 on assets held for disposal was not material.

The Company's policy is to perform its impairment calculations and evaluations in the fourth quarter of each year.


NOTE C --REVOLVING CREDIT FACILITY

On April 23, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $175,000,000 for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .50% and is required to pay annual fees of .225% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. At March 31, 1997, the Company had $146,000,000 outstanding under this facility.

Under the terms of this Agreement, no payments are due until after April 23, 1999, nor does the Company anticipate reducing the amount outstanding at March 31, 1997. Accordingly, no amounts outstanding under the Agreement have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997


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

Under one agreement, the Company has fixed $50 million of the Company's floating rate debt for seven years. The effective rate at March 31, 1997 was 6.205%, equal to a fixed rate of 5.705% plus the margin of .50% the Company presently pays over LIBOR. Under another agreement, the Company has fixed $20 million of its floating rate debt for five years at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (presently .50%) for a total effective rate of 6.01%.


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

In separate transactions in 1996, the Company acquired certain assets and businesses as follows:


                                                     Number of
                              Approximate       -------------------
         Seller             Purchase Price      Theatres    Screens   Effective Date
         ------             --------------      --------    -------   --------------
                            (in thousands)

Maxi Saver Cinemas              $ 3,975              2         18     January 5, 1996
Fox Theatres Corp.               19,100             12         61     February 16, 1996
                                -------             --         --
                                $23,075             14         79
                                =======             ==         ==

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1997


The excess of purchase prices over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were approximately $17.0 million in 1996.

Pro-forma results have not been presented for those acquisitions which were not significant during the periods presented.

NOTE E - ACCOUNTING POLICY NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $ -0- and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion and competition with other forms of entertainment, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1996 Form 10-K.

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1997 increased 17.7% to $108,457,000 from $92,156,000 for the quarter ended March 31, 1996. This increase consists of a $13,326,000 increase in admissions and a $2,975,000 increase in concessions and other. The increases are attributed to an 8.7% increase in attendance combined with an 11.2% increase in the average admission price per patron plus a 1.7% increase in the average concession sale per patron. Revenues per average screen increased 14.1% in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 16.6% to $87,498,000 in the quarter ended March 31, 1997 from $75,028,000 in the quarter ended March 31, 1996. This dollar increase is due to additional film rentals paid on the increased admissions plus an increase in expenses due to the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased to 80.7% of total revenues from 81.4%. This percentage decrease is due primarily to the level of fixed costs, such as occupancy costs, managers salaries and utilities, included in this cost category that do not vary with changes in revenues and attendance levels.

General and administrative costs increased from $1,445,000 to $1,594,000 and decreased as a percentage of total revenues from 1.6% to 1.5%. The dollar increase is due to increased salary costs whereas the percentage decrease is due to the increase in attendance and revenues discussed above.

Depreciation and amortization increased 8.9% from $7,100,000 for the quarter ended March 31, 1996 to $7,734,000 for the quarter ended March 31, 1997 due to the increased screens in operation. As a percentage of total revenues depreciation and amortization decreased from 7.7% to 7.1% due to increases in revenues partially offset by additional depreciation and amortization from the acquisitions and expansions in 1996 and due to the fixed nature of the costs.

Interest expense for the quarter ended March 31, 1997 increased 6.1% to $5,237,000 from $4,935,000 in the comparable quarter of 1996, due to the increase in the average amount of outstanding debt. (See Note C of Notes to Condensed Consolidated Financial Statements).

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

The Company believes that its capital needs for theatre construction and possible acquisitions should be satisfied by internally generated cash flow, cash and cash equivalents and short-term investments on hand, borrowings under its revolving credit line (see Note C of the Notes to Condensed Consolidated Financial Statements (unaudited) herein), additional sale of debt and/or equity securities, additional bank financing and other forms of long-term debt and, where appropriate, future lease financing. On May 7, 1997, the Company had approximately $9,900,000 in cash and short-term investments on hand and approximately $12,000,000 was available under the Company's revolving credit facility.

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


                                             CARMIKE CINEMAS, INC.
                                             (Registrant)


Date:  May 9, 1997                           By: /s/ Michael W. Patrick
     -------------------------                  --------------------------------
                                                Michael W. Patrick - President
                                                (Chief Executive Officer)


Date:  May 9, 1997                           By: /s/ John O. Barwick, III
     -------------------------                  --------------------------------
                                                John O. Barwick, III - Vice
                                                President Finance
                                                (Chief Accounting and
                                                Financial Officer)