Form 10-Q
period 1997-06-30
CARMIKE CINEMAS INC
filed 1997-08-14
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549



                                   FORM 10-Q


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 1997
                                     OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

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

Class A Common Stock, $.03 par value --
   9,918,587 shares outstanding as of August 13, 1997
Class B Common Stock, $.03 par value --
   1,420,700 shares outstanding as of August 13, 1997

                        PART   I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CARMIKE CINEMAS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         June 30,         December 31,
                                                                           1997               1996
                                                                        -----------        ----------
                                                                        (Unaudited)
                                                                               (000's omitted)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $     8,636        $    5,569
    Short-term investments                                                    3,177             7,726
    Recoverable construction allowances
      under capital leases                                                    1,400             4,178
    Accounts and notes receivable                                             2,411               644
    Inventories                                                               3,614             2,631
    Prepaid expenses                                                          7,372             5,363
                                                                        -----------        ----------
                                       TOTAL CURRENT ASSETS                  26,610            26,111

OTHER ASSETS                                                                 19,655            12,749

PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization - Notes B and D                             455,984           387,915

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED -- Notes B and D                                                71,530            62,608
                                                                        -----------        ----------

                                                                        $   573,779        $  489,383
                                                                        ===========        ==========

                                                                          June 30,         December 31,
                                                                           1997               1996
                                                                        -----------        -----------
                                                                        (Unaudited)
                                                                                (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $    21,544        $    21,432
    Accrued expenses                                                         20,400             17,240
    Current maturities of long-term debt
      and capital lease obligations - Note C                                 34,053             15,026
                                                                        -----------        -----------
                                  TOTAL CURRENT LIABILITIES                  75,997             53,698

LONG-TERM DEBT - less current maturities                                    177,349            124,476

SENIOR NOTES - less current maturities                                       79,870             93,831

CAPITAL LEASE OBLIGATIONS -
    less current maturities                                                  40,677             31,351

CONVERTIBLE SUBORDINATED DEBT                                                 3,715              3,575

DEFERRED INCOME TAXES                                                         3,622              4,522

SHAREHOLDERS' EQUITY
    Class A Common Stock, $.03 par value, authorized
      22,500,000 shares, issued and outstanding 9,913,587
      and 9,758,601 shares, respectively                                        297                292
    Class B Common Stock, $.03 par value, authorized
      5,000,000 shares, issued and outstanding
      1,420,700 shares                                                           43                 43
    Paid-in capital                                                         104,635             99,927
    Retained earnings                                                        87,574             77,668
                                                                        -----------        -----------
                                                                            192,549            177,930
                                                                        -----------        -----------

                                                                        $   573,779        $   489,383
                                                                        ===========        ===========



See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        Three Months Ended          Six Months Ended
                                                                              June 30,                  June 30,
                                                                         1997          1996          1997        1996
                                                                      -----------   ---------     ----------   --------
                                                                           (000's omitted except per share data)
REVENUES
    Admissions                                                        $    75,577   $  72,595     $  152,847   $136,539
    Concessions and other                                                  34,497      32,103         65,684     60,315
                                                                      -----------   ---------     ----------   --------
                                                                          110,074     104,698        218,531    196,854

COSTS AND EXPENSES
    Film exhibition costs                                                  39,056      38,101         78,595     70,104
    Concession costs                                                        4,374       4,128          8,381      7,889
    Other theatre operating costs                                          41,918      40,883         85,870     80,147
    General and administrative                                              1,634       1,558          3,228      3,003
    Depreciation and amortization                                           8,103       6,989         15,837     14,089
    Impairment of long-lived assets (Note B)                                  -0-         -0-            -0-     45,447
                                                                      -----------   ---------     ----------   --------
                                                                           95,085      91,659        191,911    220,679
                                                                      -----------   ---------     ----------   --------
                                   OPERATING INCOME (LOSS)                 14,989      13,039         26,620    (23,825)
Interest expense                                                            5,406       5,136         10,643     10,071
                                                                      -----------   ---------     ----------   --------
                         INCOME (LOSS) BEFORE INCOME TAXES                  9,583       7,903         15,977    (33,896)

Income tax expense (benefit)                                                3,642       3,004          6,071    (12,881)


                                                                      -----------   ---------     ----------   --------
                                         NET INCOME (LOSS)            $     5,941   $   4,899     $    9,906   $(21,015)
                                                                      ===========   =========     ==========   ========

                               NET INCOME (LOSS) PER SHARE            $       .52   $     .43     $      .87   $  (1.88)
                                                                      ===========   =========     ==========   ========

See accompanying notes to condensed consolidated financial statements.

                            CARMIKE CINEMAS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Six Months Ended
                                                                                  June 30,
                                                                          1997                 1996
                                                                        ----------          ----------
                                                                              (000's omitted)
OPERATING ACTIVITIES
    Net income(loss)                                                   $     9,906         $   (21,015)
    Items which did not use cash:
      Depreciation and amortization                                         15,837              14,089
      Impairment of long-lived assets                                         -0-               45,447
      Deferred income taxes                                                   -0-              (17,270)
      Gain on sale of property and equipment                                (1,809)               (739)
      Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                    (2,750)              1,290
           Prepaid expenses                                                 (1,509)               (104)
           Accounts payable                                                   (388)               (479)
           Accrued expenses                                                  2,260              (2,310)
                                                                        ----------          ----------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES          21,547              18,909

INVESTING ACTIVITIES
    Purchases of property and equipment                                    (68,609)            (26,435)
    Purchases of assets from other theatre operators                       (16,800)            (23,075)
    Disposals of property and equipment                                      4,207               1,490
    Decrease (increase) in:
      Short-term investments                                                 4,549                (315)
      Other                                                                 (6,969)             (1,745)
                                                                        -----------         -----------
         NET CASH USED IN INVESTING ACTIVITIES                             (83,622)            (50,080)

FINANCING ACTIVITIES
    Debt and other liabilities:
      Borrowings under revolving credit lines                              974,000             630,000
      Repayments of revolving credit lines                                (902,000)           (595,500)
      Payments on long term obligations                                    (14,349)            (11,598)
    Issuance of Class A Common Stock                                         4,713                 111
    Due from lessor under capital leases                                     2,778               2,838
                                                                        ----------          ----------
                                              NET CASH PROVIDED BY
                                              FINANCING ACTIVITIES          65,142              25,851
                                                                        ----------          ----------
                                  INCREASE (DECREASE) IN CASH AND
                                                  CASH EQUIVALENTS           3,067              (5,320)

Cash and cash equivalents at beginning of period                             5,569              11,345
                                                                       -----------         -----------
                                      CASH AND CASH EQUIVALENTS AT
                                                     END OF PERIOD     $     8,636         $     6,025
                                                                       ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1997


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                             CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1997


NOTE B -- IMPAIRMENT OF LONG LIVED ASSETS(continued)

The initial non-cash charge upon the Company's adoption of Statement 121, recorded during the period ended March 31, 1996, was approximately $45.4 million ($28.2 million after tax or $2.50 per share) to reduce the carrying amount of 138 of the Company's theatres. This initial charge resulted from evaluating the recoverability of individual theatres, which is at a lower level of cash flow evaluation than under the Company's previous accounting policy for measuring impairment. Under the Company's previous policy, the Company's long-lived assets were evaluated on a market by market basis for impairment.

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


NOTE C -- REVOLVING CREDIT FACILITY

On April 23, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with four banks to provide a revolving line of credit of up to $175 million for working capital, acquisitions and other general corporate purposes. The Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank of Georgia, N.A. or LIBOR + .40% and is required to pay annual fees of .20% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

On June 20, 1997 the Wachovia Bank of Georgia, N.A. provided the Company a $30 million loan (the "Loan") (the Loan and the Agreement are collectively know as the "Agreements") pending an increase in the revolving line of credit under the Agreement. The Loan matures November 26, 1997 and the Company pays interest under the Loan at the same rates as under the Agreement. While the Company intends to refinance the amounts outstanding under the temporary financing, $19 million under this facility is included in current liabilities.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1997


NOTE C -- REVOLVING CREDIT FACILITY (continued)

Under the terms of the Agreement, no payments are due until after April 23, 1999, nor does the Company anticipate reducing the amount outstanding at June 30, 1997. Accordingly, no amounts outstanding under the Agreement have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

At June 30, 1997, the Company had $194 million outstanding under these facilities.

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

Under one agreement, the Company has fixed $50 million of the Company's floating rate debt for seven years. The effective rate at June 30, 1997 was 6.105%, equal to a fixed rate of 5.705% plus the margin of .40% the Company presently pays over LIBOR. Under another agreement, the Company has fixed $20 million of its floating rate debt for five years at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (presently .40%) for a total effective rate of 5.91%.


NOTE D -- ACQUISITIONS

The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated statements as of their respective acquisition dates. The assets and liabilities of acquired businesses in 1997 are included based on a preliminary allocation of the purchase price.

                             CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1997


NOTE D -- ACQUISITIONS  (continued)

In separate transactions, the Company acquired certain assets and businesses as follows:


                                                             Number of
                                   Approximate         --------------------
             Seller               Purchase Price       Theatres     Screens          Effective Date
             ------               --------------       --------     -------          --------------
                                  (in thousands)
1997
    First International
      Theatres                    $      16,800            19         104            May 23, 1997
                                  =============        ======       =====


1996
    Maxi Saver Cinemas            $       3,975             2          18            January 5, 1996
    Fox Theatres Corp.                   19,100            12          61            February 16, 1996
                                  -------------        ------       -----
                                  $      23,075            14          79
                                  =============        ======       =====

The First International Theatres acquisition purchase price included 128,986 shares of the Company's Class A Common Stock with a fair market value of approximately $4.25 million.

The excess of purchase prices over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were approximately $10.0 million in 1997 and $17.0 million in 1996.

Pro-forma results have not been presented for those acquisitions which were not significant during the periods presented.

NOTE E - ACCOUNTING POLICY NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended June 30, 1997 and June 30, 1996 of $.01 and $.01 per share, respectively and for the year to date periods ended June 30, 1997 and June 30, 1996 of $.01 and $.00 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, those discussed below, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1996 Form 10-K.

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1997 increased 5.1% to $110,074,000 from $104,698,000 for the quarter ended June 30, 1996. This increase consists of a $2,982,000 increase in admissions and a $2,394,000 increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation, increases in admission prices, a higher level of gains on sale of assets and additional income from the Company's new family entertainment center, The Hollywood Connection(SM) but were partially offset by a 8.5% decline in attendance per average screen.

Total revenues for the six months ended June 30, 1997 increased 11.0% to $218,531,000 from $196,854,000 for the six months ended June 30, 1996. This increase consists of a $16,308,000 increase in admissions and a $5,369,000 increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the number of screens in operation, increases in admission prices, a higher level of gains on sale of assets and additional income from the Company's new family entertainment center, The Hollywood Connection(SM) but were offset partially by a 1.9% decrease in attendance per average screen.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 2.7% from $83,112,000 to $85,348,000 for the quarter ended June 30, 1997. This dollar increase is due to the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased to 77.5% of total revenues in the quarter ended June 30, 1997 from 79.4% for the quarter ended June 30, 1996.

Cost of operations for the six months ended June 30, 1997 increased 9.3% from $158,140,000 to $172,846,000 also as a result of the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased from 80.3% of total revenues to 79.1% of total revenues in the six months ended June 30, 1997.

General and administrative costs for the quarter ended June 30, 1997 and remained at 1.5% of total revenues.

General and administrative costs for the six months ended June 30, 1997 remained at 1.5% of total revenues.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1997 AND JUNE 30, 1996


Depreciation and amortization increased 15.9% from $6,989,000 to $8,103,000 for the quarter ended June 30, 1997 due to the Acquisitions and expansions. Depreciation and amortization increased by additional depreciation and amortization from the acquisitions and expansions in 1996 and 1997.

Depreciation and amortization for the six months ended June 30, 1997 increased 12.4% from $14,089,000 to $15,837,000 due to the Company's acquisitions and expansions.

Reference is made to Note B of Notes to Condensed Consolidated Financial Statements with respect to the Company's adoption of FASB 121 effective January 1, 1996.

Interest expense for the quarter ended June 30, 1997 increased 5.3% to $5,406,000 from $5,136,000 due to the increase in the average amount of outstanding debt.

Interest expense for the six months ended June 30, 1997 increased 5.6% to $10,643,000 from $10,071,000 for the six months ended June 30, 1996 due to the increase in the average amount of outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

The Company's capital requirements arise principally in connection with new theatre openings and acquisitions of existing theatres and theatre circuits. New theatre openings and acquisitions typically have been financed with internally generated cash and by debt financings, including borrowings under the Company's revolving credit facilities.

Pursuant to a Stock Purchase Agreement (the "Agreement") by and between the Company, Eastwynn Theatres, Inc., Morgan Creek Theatres, Inc., SB Holdings, Inc., RDL Consulting Limited Liability Company and the Sellers (as defined in the Agreement), effective May 23, 1997, the Company acquired First International Theatres, which operated 19 theatres with an aggregate of 104 screens. The total consideration for this $16.8 million acquisition was a combination of cash and the issuance of an aggregate of 128,986 shares of the Company's Class A Common Stock.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the revolving credit lines (see Note C of the Notes to Condensed Consolidated Financial Statements herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings. On August 12, 1997, the Company had approximately $4 million in cash and short term investments on hand and approximately $19 million was available under the Company's revolving credit facilities.

                          PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         The annual meeting of shareholders of the Company was held on May 5, 1997. At the annual meeting, the shareholders voted on the election of six directors. The results of the voting were as follows:

                                                       FOR                         VOTE WITHHELD
                                                       ---                         -------------
C. L. Patrick                                      20,109,739                          24,850
Michael W. Patrick                                 20,119,239                          15,350
Carl L. Patrick, Jr.                               20,118,939                          15,650
Carl E. Sanders                                    20,110,039                          24,550
John W. Jordan, II                                 20,110,339                          15,250
David W. Zalaznick                                 20,119,039                          15,550


ITEM 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits


               10.1 - Loan Agreement dated as of June 20, 1997 by and between Wachovia Bank N.A. and Carmike Cinemas, Inc.

               10.2 - Stock Purchase Agreement dated June 27, 1997 by and between Carmike Cinemas, Inc., Eastwynn Theatres, Inc., Morgan Creek Theatres, Inc., SB Holdings, Inc., RDL Consulting Limited Liability Company and the Sellers (as defined therein).

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


                                      CARMIKE CINEMAS, INC.
                                      (Registrant)


Date: August 14, 1997                 By:  /s/ Michael W. Patrick
     ----------------------               --------------------------------------
                                             Michael W. Patrick - President
                                             (Chief Executive Officer)


Date: August 14, 1997                 By:  /s/ John O. Barwick, III
     ----------------------               --------------------------------------
                                            John O. Barwick, III -
                                            Vice President - Finance
                                            (Chief Accounting and
                                              Financial Officer)