Form 10-K/A
period 1996-12-31
CARMIKE CINEMAS INC
filed 1997-11-05
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1


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


The Registrant hereby files this Amendment No. 1 on Form 10-K/A to amend the following items of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

     Item 1    -    Business

     Item 7    -    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

     Item 14   -    Exhibits, Financial Statement Schedule, and Reports on Form
                    8-K

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


     The Company's business is dependent upon the availability of marketable pictures and its relationships with distributors. While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, the following seven major distributors accounted for approximately 92% of the Company's admission revenues during 1996 - Buena Vista, Warner Brothers, Fox, Paramount, Universal, Savoy and New Line. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of the Company. The Company licenses films from a number of distributors and believes that its relationships with distributors generally are satisfactory.

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

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion, and competition with other forms of entertainment, as well as other factors discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1996 Form 10-K.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1996
and December 31, 1995

Total revenues for the year ended December 31, 1996 increased 17.0% to $426,726,000 from $364,749,000. This increase consists of a $42,938,000 increase in admissions and a $19,039,000 increase in concessions and other. Overall attendance increased 14.3% due to the additional screens in operation which were acquired in 1995 and 1996 (see Note C of Notes to Consolidated Financial Statements). Attendance on a same screen comparison was basically the same for 1996 as 1995. Average admission prices increased 2.3% to $4.00 from $3.91 and average concession sales per person increased 2.5% from $1.58 to $1.62.

Cost of theatre operations (film exhibition costs, concession costs and other theatre operating costs) increased 15.0% to $338,369,000 from $294,295,000 due to the increased number of screens in operation and the increase in attendance. As a percentage of revenues, cost of theatre operations decreased from 80.7% of total revenues to 79.3%. This percentage decrease is due primarily to a lower level of salaries at the Company.

General and administrative costs increased 8.7% from $5,482,000 in 1995 to $5,959,000 in 1996 reflecting additional general and administrative costs incurred to properly integrate the new screens acquired in 1995 and 1996. As a percentage of total revenues, general and administrative costs decreased from 1.5% to 1.4%.

Depreciation and amortization increased 4.4% to $28,408,000 from $27,216,000 as a result of the increased screens in operation which were acquired in 1995 and 1996 (see Note C of Notes to Consolidated Financial Statements) combined with the additional screens added through internal construction. This amount has also been reduced from the impact of adopting Statement 121 (see Note B of Notes to Consolidated Financial Statements). As a percentage of total revenues, depreciation and amortization decreased from 7.5% of total revenues to 6.7% of total revenues.

Interest expense increased 26.6% to $20,289,000 from $16,031,000 in 1995. This increase reflects a higher average amount of debt outstanding for 1996. The increase in the Company's debt during 1996 resulted from capital expenditures incurred in connection with theatre acquisitions and expansions.

The Company adopted Statement of Financial Accounting Standards 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed of," as of January 1, 1996 (see Note B of Notes to Consolidated Financial Statements). The initial non-cash charge upon the Company's adoption of Statement 121 was approximately $45,447,000 ($28,177,000 after tax, or $2.50 per share) to reduce the carrying value of 138 theatres, constituting approximately 26% of the Company's theatres. This charge resulted from the evaluation of asset impairment on an individual theatre level rather than on a market level, which had been the Company's previous accounting policy for evaluating and measuring impairment. As noted above, the write-down of assets under Statement 121 resulted in a reduction in depreciation and amortization expense in the year ended December 31, 1996.

The Company grouped its theatres into corporations in 1995 to achieve business and tax efficiencies. As a result of these changes, management cost is more appropriately allocated among the operations and the Company's effective tax rate declined from approximately 40% to approximately 38%.

Comparison of Years Ended December 31, 1995
and December 31, 1994

Total revenues for the year ended December 31, 1995 increased 11.3% to $364,749,000 from $327,619,000. This increase consists of a $21,557,000 increase in admissions and a $15,573,000 increase in concessions and other. Overall attendance increased 8.9% due to the additional screens in operation which were acquired in 1994 and 1995 (see Note C of Notes to Consolidated Financial Statements); however, attendance for 1995 on a same screen comparison decreased 7.9%, reflecting fewer blockbuster type movies in 1995. Average admission prices increased .5% to $3.91 and average concession sales per patron increased 8.2% from $1.46 to $1.58.

Cost of theatre operations (film exhibition costs, concession costs and other theatre operating costs) increased 15.5% to $294,295,000 due to the increased number of screens in operation and the increase in attendance. As a percentage of revenues, cost of theatre operations increased from 77.8% of total revenues to 80.7% of total revenues. This percentage increase is due primarily to a higher level of occupancy expense and to a lesser degree salaries included in this expense category that do not fluctuate proportionately with decreases in attendance levels.

General and administrative costs increased 7.7% from $5,092,000 to $5,482,000 in 1995 reflecting additional general and administrative costs incurred to properly integrate the new screens acquired in 1994 and 1995. As a percentage of total revenues, general and administrative costs decreased from 1.6% of total revenues to 1.5% of total revenues.

Depreciation and amortization increased 20.7% to $27,216,000 from $22,544,000 as a result of the increased screens in operation which were acquired in 1994 and 1995 (see Note C of Notes to Consolidated Financial Statements) combined with the additional screens added through internal construction. As a percentage of total revenues, depreciation and amortization increased from 6.8% of total revenues to 7.5% of total revenues.

Interest expense decreased 5.9% to $16,031,000 from $17,028,000 in 1994. This decrease reflects a lower average amount of debt outstanding for most of 1995.

SEASONALITY AND INFLATION

The major film distributors generally release those films which they anticipate to be the most successful during the summer and holiday seasons. Consequently, the Company has historically generated higher revenues during such periods.

Inflation has not had a significant impact on the operations of the Company in any of the periods discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.


Cash from operating activities was $54.4 million for the year ended December 31, 1996, compared to $42.9 million for the year ended December 31, 1995. The increase in cash flow from operating activities was primarily due to income, before non-cash charges. Net cash used in investing activities was $98.2 million in the year ended December 31, 1996 as compared to $123.4 million in the prior year. The decrease in cash used in investing activities was primarily due to a decrease in purchases of assets from other theatre operators somewhat offset by an increase in purchases of property and equipment. For the years ended December 31, 1996 and 1995, cash provided by financing activities was $38.0 million and $74.0 million, respectively, primarily from additional borrowings under the Company's revolving credit facility.

On April 23, 1996, the Company entered into a credit agreement (the "Credit Agreement") with four banks to provide a revolving line of credit of up to $175 million for working capital, acquisitions and other general corporate purposes. The Credit Agreement has a three year revolving credit period, which can be extended, upon the mutual consent of the Company and the banks, for one year periods, and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at interest rates based on either the bank base rate or LIBOR plus .40% (effective rate of 6.27% at December 31, 1996) and is required to pay annual commitment fees of .20% on the full amount of the facility. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The Credit Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

The Company's capital expenditures arise principally in connection with theatre acquisitions, renovation and expansion of existing theatres and the development of new theatres. During 1996, capital expenditures and acquisitions totaled approximately $94 million. The Company estimates that total capital expenditures for 1997 will aggregate approximately $140 million.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the revolving credit facility, additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow, and, where appropriate, future lease financings. At March 12, 1997, the Company had approximately $8.7 million in cash and short-term investments on hand and approximately $35.5 million was available under the Company's revolving credit facility.

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

*11        Statement re:  Computation of Earnings per share.

*13        1996 Annual Report to Shareholders of Carmike Cinemas, Inc. (with the exception of the information expressly incorporated by reference in Items 5, 6, 7 and 8, this Annual
           Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of
           1934).

*21        List of Subsidiaries.

 23        Consent of Ernst & Young LLP

*27        Financial Data Schedule (for SEC use only)

----------------------
* Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1996.

   (b)  Reports on Form 8-K

     During the fiscal quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

   (c)  Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

   (d)  Financial Statements Schedules

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CARMIKE CINEMAS, INC.

Date:  November 5, 1997                 By: /s/ John O. Barwick, III
                                           -------------------------
                                           John O. Barwick, III
                                           Vice President - Finance

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

*11               Statement re:  Computation of Earnings per share.

*13               1996 Annual Report to Shareholders of Carmike Cinemas,
                  Inc. (with the exception of the information expressly incorporated by reference in Items 5, 6, 7 and 8, this Annual
                  Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of
                  Section 18 of the Securities Exchange Act of 1934).

*21               List of Subsidiaries.

 23               Consent of Ernst & Young LLP

*27               Financial Data Schedule (for SEC use only)

-----------------
* Previously filed.