Form 10-Q
period 1997-09-30
CARMIKE CINEMAS INC
filed 1997-11-12
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.03 par value -- 9,918,587 shares outstanding as of
   November 10, 1997

Class B Common Stock, $.03 par value -- l,420,700 shares outstanding as of November 10, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1997            1996
                                                      -------------   -----------
                                                       (Unaudited)
                                                            (000's omitted)

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                          $    613        $  5,569
     Short-term investments                                3,045           7,726
     Recoverable construction allowances
       under capital leases                                7,005           4,178
     Accounts and notes receivable                         2,600             644
     Inventories                                           3,602           2,631
     Prepaid expenses                                      7,914           5,363
                                                        --------        --------
                  TOTAL CURRENT ASSETS                    24,779          26,111

OTHER ASSETS                                              18,883          12,749

PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization - Notes B and D          480,531         387,915

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED - Notes B and D                              68,542          62,608
                                                        --------        --------

                                                        $592,735        $489,383
                                                        ========        ========

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1997             1996
                                                                -------------    ------------
                                                                 (Unaudited)
                                                                       (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $ 17,402        $ 21,432
     Accrued expenses                                               24,155          17,240
     Current maturities of long-term debt
       and capital lease obligations                                18,859          15,026
                                                                  --------        --------
           TOTAL CURRENT LIABILITIES                                60,416          53,698


LONG-TERM DEBT - less current maturities                           209,808         124,476

SENIOR NOTES                                                        79,870          93,831

CAPITAL LEASE OBLIGATIONS -
     less current maturities                                        38,199          31,351

CONVERTIBLE SUBORDINATED DEBT                                          -0-           3,575

DEFERRED INCOME TAXES                                                3,622           4,522

SHAREHOLDERS' EQUITY - Note D
     Class A Common Stock, $.03 par value, one vote
       per share, authorized 22,500,000 shares,
       issued 9,918,587 and 9,758,601 shares, respectively             298             292
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and
       outstanding 1,420,700 shares                                     43              43
     Paid-in capital                                               104,677          99,927
     Retained earnings                                              95,802          77,668
                                                                  --------        --------

                                                                   200,820         177,930
                                                                  --------        --------

                                                                  $592,735        $489,383
                                                                  ========        ========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                           1997            1996            1997             1996
                                                         --------        --------        --------        ---------
                                                                   (000's omitted except per share data)

REVENUES
     Admissions                                          $ 88,626        $ 83,385        $241,473        $ 219,924
     Concessions and other                                 40,110          37,723         105,794           98,038
                                                         --------        --------        --------        ---------
                                                          128,736         121,108         347,267          317,962

COSTS AND EXPENSES
     Film exhibition costs                                 47,571          43,600         126,166          113,704
     Concession costs                                       5,382           5,137          13,763           13,026
     Other theatre operating costs                         46,532          43,439         132,402          123,586
     General and administrative                             1,485           1,443           4,713            4,446
     Depreciation and amortization                          8,346           7,199          24,183           21,288
     Impairment of long-lived assets (Note B)                 -0-             -0-             -0-           45,447
                                                         --------        --------        --------        ---------
                                                          109,316         100,818         301,227          321,497
                                                         --------        --------        --------        ---------
                           OPERATING INCOME(LOSS)          19,420          20,290          46,040           (3,535)
Interest expense                                            6,148           4,862          16,791           14,933
                                                         --------        --------        --------        ---------
                 INCOME(LOSS) BEFORE INCOME TAXES          13,272          15,428          29,249          (18,468)

Income taxes(benefit)                                       5,044           5,863          11,115           (7,018)


                                NET INCOME (LOSS)        $  8,228        $  9,565        $ 18,134        $ (11,450)
                                                         ========        ========        ========        =========

                       NET INCOME(LOSS) PER SHARE        $    .72        $    .85        $   1.59        $   (1.02)
                                                         ========        ========        ========        =========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    1997              1996
                                                                -----------         ---------
                                                                         (000's omitted)
OPERATING ACTIVITIES
     Net income (loss)                                          $    18,134         $ (11,450)
     Items which did not use cash:
       Depreciation and amortization                                 24,183            21,288
       Impairment of long-lived assets                                  -0-            45,447
       Deferred income taxes                                            -0-           (17,270)
       Gain on sale of property and equipment                        (2,130)             (807)
       Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories             (2,927)            2,368
           Prepaid expenses                                          (2,051)           (2,998)
           Accounts payable                                          (4,531)           (5,059)
           Accrued expenses                                           6,015             1,473
                                                                -----------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            36,693            32,992

INVESTING ACTIVITIES
     Purchases of property and equipment                           (104,770)          (47,332)
     Purchases of assets from other theatre operators               (16,800)          (23,075)
     Disposals of property and equipment                              5,214             1,765
     Decrease (increase) in:
       Short-term investments                                         4,681              (321)
       Other                                                         (6,227)           (4,593)
                                                                -----------         ---------
         NET CASH USED IN INVESTING ACTIVITIES                     (117,902)          (73,556)

FINANCING ACTIVITIES
     Debt and other liabilities:
       Borrowings under revolving credit line                     1,598,500           811,000
       Repayments of revolving credit line                       (1,513,000)         (771,000)
       Payments on long term obligations                            (11,177)          (11,765)
     Issuance of Class A Common Stock                                 4,757               111
     Recoverable construction allowances
       under capital leases                                          (2,827)            2,900
                                                                -----------         ---------
                               NET CASH PROVIDED BY
                               FINANCING ACTIVITIES                  76,253            31,246
                                                                -----------         ---------
                               DECREASE IN CASH AND
                                   CASH EQUIVALENTS                  (4,956)           (9,318)

Cash and cash equivalents at beginning of period                      5,569            11,345
                                                                -----------         ---------
                       CASH AND CASH EQUIVALENTS AT
                                      END OF PERIOD             $       613         $   2,027
                                                                ===========         =========

See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

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

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997


NOTE B -- IMPAIRMENT OF LONG LIVED ASSETS(continued)

The initial non-cash charge upon the Company's adoption of FASB 121, recorded during the period ended March 31, 1996, was approximately $45,447,000 ($28,177,000 after tax or $2.50 per share) to reduce the carrying amount of 138, or 26%, of the Company's theatres at January 1, 1996. This initial charge resulted from evaluating the recoverability of individual theatres, which is at a lower level of cash flow evaluation than under the Company's previous accounting policy for measuring impairment. Under the Company's previous policy, the Company's long-lived assets were evaluated on a market by market basis for impairment.

FASB 121 also requires, among other provisions, that long-lived assets held for disposal and certain identified intangibles be reported at the lower of the asset's carrying amount or its fair value less costs to sell. The impact of adopting FASB 121 on assets held for disposal during the first quarter of 1996 was not material.

The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres.

NOTE C --REVOLVING CREDIT FACILITY

On April 23, 1996, the Company entered into an Amended and Restated Credit Agreement (the "1996 Credit Agreement") with four banks to provide a revolving line of credit of up to $175 million for working capital, acquisitions and other general corporate purposes. The 1996 Credit Agreement has a three year revolving credit period, extended upon the mutual consent of the Company and the banks for one year periods and will convert to a four year term loan at the end of the revolving credit period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank, N.A. or LIBOR + .50% and is required to pay annual fees of .225% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. The 1996 Credit Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

On June 20, 1997 Wachovia Bank, N.A. provided the Company a $30 million loan (the "Loan") (the Loan and the 1996 Credit Agreement are collectively known as the "Agreements") pending an increase in the revolving line of credit under the 1996 Credit Agreement. The Loan matures November 26, 1997 and the Company pays interest under the Loan at the same rates as under the 1996 Credit Agreement.

                              CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997


NOTE C -- REVOLVING CREDIT FACILITY (continued)

Under the terms of the Loan, no payments are due until after April 23, 1999, nor does the Company anticipate reducing the amount outstanding at September 30, 1997. Accordingly, no amounts outstanding under the Loan have been classified as current maturities in the accompanying Condensed Consolidated Financial Statements.

At September 30, 1997, the Company had $207.5 million outstanding under these facilities. Also see Note F - Subsequent Event.

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

Under one agreement, the Company has fixed $50 million of the Company's floating rate debt for seven years. The effective rate at September 30, 1997 was 6.205%, equal to a fixed rate of 5.705% plus the margin of .50% the Company presently pays over LIBOR. Under another agreement, the Company has fixed $20 million of its floating rate debt for five years at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (presently .50%) for a total effective rate of 6.01%.

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

                              CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997


NOTE D -- ACQUISITIONS(continued)

In separate transactions, the Company acquired certain assets and businesses as follows:

                                                            Number of
                                     Approximate            ---------
          Seller                    Purchase Price     Theatres     Screens      Effective Date
          ------                    --------------     --------     -------      --------------
                                    (in thousands)

1997
  First International
    Theatres                           $16,800            19          104        May 23, 1997
                                       -------            --          ---

1996
  Maxi Saver Cinemas                   $ 3,975             2           18        January 5, 1996
  Fox Theatres Corp.                    19,100            12           61        February 16, 1996
                                       -------            --          ---
                                       $23,075            14           79
                                       =======            ==          ===


The First International Theatres acquisition purchase price included 128,986 shares of the Company's Class A Common Stock with a fair market value of approximately $4.25 million.

The excess of purchase prices over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were approximately $7.5 million in 1997 and $17.0 million in 1996.

Pro-forma results have not been presented for those acquisitions which were not significant during the periods presented.


NOTE E - ACCOUNTING POLICIES NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board "FASB" issued Statement No. 128, Earnings per Share, which the Company will adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and September 30, 1996 of $.01 and $.01 per share, respectively and for the year to date periods ended September 30, 1997 and September 30, 1996 of $.02 and $.00 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                              CARMIKE CINEMAS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997


In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement No. 131 generally requires that companies report segment information for operating segments which are revenue producing components and for which separate financial information is produced internally.

The Company plans to adopt Statement No. 130 and Statement No. 131 in 1998, but has not yet completed its analysis of the impact, if any, that Statement No. 130 and Statement No. 131 may have on its financial statements.


NOTE F - SUBSEQUENT EVENT

On October 17, 1997, the Company entered into a Credit Agreement (the "1997 Credit Agreement") with a consortium of twelve banks to provide a revolving line of credit of up to $275 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five year period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank, N.A. or LIBOR +
 .50% and is required to pay annual fees of .225% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of defined funded debt to defined cash flows. The 1997 Credit Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. Upon entering into the 1997 Credit Agreement, the Company repaid the Loan and all amounts outstanding under the 1996 Credit Agreement and terminated the Agreements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended (the "1996 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, those discussed below and other factors such as the financial strength of the motion picture industry, the level of consumer spending, the availability of popular motion pictures and the success of planned advertising, marketing and promotional campaigns, as well as other factors discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1996 Form 10-K.


RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1997 increased 6.3% to $128.7 million from $121.1 million for the quarter ended September 30, 1996. This increase consists of a $5.2 million increase in admissions and a $2.4 million increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation, increases in admission prices and additional revenues from the Company's new family entertainment center, The Hollywood Connection(SM). These increases were partially offset by a 8.4% decline in attendance per average screen. For the quarter ended September 30, 1997, the Company's average admission price was $4.17, its average concession sale per patron was $1.68 and revenue per average screen was $47,609. For the quarter ended September 30, 1996, the Company's average admission price was $3.92, its average concession sale per patron was $1.65 and revenue per average screen was $48,775.

Total revenues for the nine months ended September 30, 1997 increased 9.2% to $347.3 million from $318.0 million for the nine months ended September 30, 1996. This increase consists of a $21.5 million increase in admissions and a $7.8 million increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the number of screens in operation, increases in admission prices, a higher level of gains on sale of assets and additional revenues from the Company's new family entertainment center, The Hollywood Connection(SM). These increases were partially offset by a 4.2% decrease in attendance per average screen.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 7.9% from $92.2 million for the quarter ended September 30, 1996 to $99.5 million for the quarter ended September 30, 1997. This dollar increase is due to the increased number of screens in operation. As a percentage of total revenues, cost of operations increased to 77.3 % of total revenues in the quarter ended September 30, 1997 from 76.1% for the quarter ended September 30, 1996, primarily a result of higher film exhibition costs in the quarter ended September 30, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


Cost of operations for the nine months ended September 30, 1997 increased 8.8% from $250.3 million to $272.3 million also as a result of the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased from 78.7% of total revenues to 78.4% of total revenues in the nine months ended September 30, 1997.

General and administrative costs for the quarters ended September 30, 1997 and September 30, 1996 were the same at 1.2% of total revenues. For the year to date periods ended September 30, 1997 and September 30, 1996, general and administrative costs were 1.4% of total revenues.

Depreciation and amortization increased 15.9% from $7.2 million for the quarter ended September 30, 1996 to $8.3 million for the quarter ended September 30, 1997 due to the additional depreciation and amortization from the acquisitions and expansions in 1996 and 1997.

Depreciation and amortization for the nine months ended September 30, 1997 increased 13.6% from $21.3 million in the nine months ended September 30, 1996 to $24.2 million due to the Company's acquisitions and expansions.

Reference is made to Note B of Notes to Condensed Consolidated Financial Statements with respect to the Company's adoption of FASB 121 effective January 1, 1996.

Interest expense for the quarter ended September 30, 1997 increased 26.5% to $6.1 million from $4.9 million for the quarter ended September 30, 1996 due to the increase in the average amount of outstanding debt incurred as a result of capital expenditures incurred in connection with the Company's theatre construction and the acquisitions completed in early 1996 and June 1997.

Interest expense for the nine months ended September 30, 1997 increased 12.4% to $16.8 million from $14.9 million for the nine months ended September 30, 1996 due to the increase in the average amount of outstanding debt incurred as a result of capital expenditures incurred in connection with the Company's theatre construction and the acquisitions completed in early 1996 and June 1997.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


Through October 17, 1997 the Company had a credit agreement (the "1996 Credit Agreement") (which was recently terminated, as set forth below) with four banks to provide a revolving line of credit of up to $175 million for working capital, acquisitions and other general corporate purposes. The Company had the option to borrow at interest rates based on either the bank base rate or LIBOR plus .50% (effective rate of 6.1563% at September 30, 1997) and was required to pay annual commitment fees of .225% on the full amount of the facility. The interest rate, facility fees and commitment fees were subject to adjustment based upon the Company's ratio of total debt to defined cash flows.

On October 17, 1997, the Company entered into a new credit agreement (the "1997 Credit Agreement") with a consortium of twelve banks to provide a revolving line of credit of up to $275 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five year period. The Company has the option to borrow at interest rates based on either the bank base rate or LIBOR plus .50% and is required to pay annual commitment fees of .225% on the full amount of the facility. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows. Upon entering into the 1997 Credit Agreement, the Company repaid all amounts outstanding under, and terminated, the 1996 Credit Agreement and the loan.

The Company's credit facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

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

The Company's capital expenditures arise principally in connection with theatre acquisitions, renovation and expansion of existing theatres and the development of new theatres. During the first nine months of 1997, such capital expenditures totaled $121.6 million. The Company estimates that total capital expenditures for 1997 will be approximately $140.0 million.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowing under the revolving credit lines (see Notes C and F of the Notes to Condensed Financial Statements (Unaudited) herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings. On November 10, 1997, the Company had approximately $10.2 million in cash and short term investments on hand and approximately $55 million was available under the Company's revolving credit facility.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


Cash from operating activities was $36.7 million for the nine months ended September 30, 1997, compared to $33.0 million for the nine months ended September 30, 1996. The increase in cash flow from operating activities was primarily due to the increase in net income. Net cash used in investing activities was $117.9 million for the nine months ended September 30, 1997 as compared to $73.6 million in the prior year period. The increase in cash used in investing activities was primarily due to the increased level of capital expenditures. For the nine month periods ended September 30, 1997 and 1996, cash provided by financing activities was $76.3 million and $31.2 million, respectively. The increase in cash provided by financing activities was primarily from borrowings under the Company's revolving credit line.

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

               4 - Loan Agreement dated as of October 17, 1997 by and between Wachovia Bank, NA as agent and Carmike Cinemas, Inc.

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


Date:  11/10/97                              By: /s/ Michael W. Patrick
      ----------------                           ------------------------------
                                                 Michael W. Patrick - President
                                                 (Chief Executive Officer)


Date:  11/10/97                              By: /s/ John O. Barwick, III
      ----------------                           ------------------------------
                                                 John O. Barwick, III - Vice
                                                 President Finance
                                                 (Chief Accounting and
                                                 Financial Officer)