Form 10-K
period 1997-12-31
CARMIKE CINEMAS INC
filed 1998-03-31
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from            to
                                                        ----------    ---------

                        Commission File Number 0-14993

                             CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                                58-1469127
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia                                                31901
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

As of March 17, 1998, 9,926,087 shares of Class A Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Class A Common Stock held by non-affiliates of the registrant was approximately $310,000,000.00.

As of March 17, 1998, 1,420,700 shares of Class B Common Stock, par value $.03 per share, were outstanding, all of which shares are held by affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of Carmike Cinemas, Inc.'s Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II and Part IV.

(2) Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

    The following are several of the more significant events which have taken place since December 31, 1996:

    (i) Acquisitions during 1997

    During 1997, the Company acquired First International Theatres, which operated 19 theatres with an aggregate of 104 screens in five states. The total consideration of $16.8 million was a combination of cash and the issuance of an aggregate of 128,986 shares of the Company's Class A Common Stock. The excess of the purchase price over net assets of the business acquired was approximately $6.1 million in 1997 and has been recorded as an intangible asset.

    (ii) New Theatre Openings and Additions to Existing Theatres

         During 1997, the Company opened or expanded the following theatres:



       THEATRE                       LOCATION                          SCREENS
       -------                       --------                          -------

    NEW COMPLEXES
    -------------
      Parkplace 16                Morrisville, NC                          16
      Wynnsong 12                 Birmingham, AL                           12
      Carmike 10                  Lafayette, LA                            10
      Razorback 10                Little Rock, AR                          10
      Wynnsong 10                 Montgomery, AL                           10
      Carmike 12                  Provo, UT                                12
      Carmike 10                  Midlothian, VA                           10
      Carmike 12                  Snellville, GA                           12
      Carmike 12                  Wilmington, NC                           12
      Wynnsong 12                 Winston-Salem, NC                        12
      Hickory 8                   Nashville, TN                             8
      Summitt 16                  Birmingham, AL                           16
                                                                          ---
                                                          Total           140

    HOLLYWOOD CONNECTIONS
    ---------------------

      Hollywood Connection        Columbus, GA                             10
      Hollywood Connection        Goshen, IN                                6
                                                                          ---
                                                          Total            16

    ADDITIONS TO EXISTING COMPLEXES
    -------------------------------

      Midco 9                     Aberdeen, SD                              4
      Starlite 7                  Chubbuck, ID                              4
      Blue Ridge 14               Raleigh, NC                               4
      Cinema 7                    Washington, NC                            4
      Sikes 10                    Wichita Falls, TX                         4
      Oakwood 12                  Eau Claire, WI                            6
      Bordeaux 7                  Fayetteville, NC                          4
                                                                          ---
                                                          Total            30
                                                                          ---
                                              Total New Screens           186
                                                                          ===

    (iii)  Development of Entertainment Complexes

         The Company opened its first "entertainment complex," which offers a broad spectrum of entertainment in addition to movie exhibition, on May 23, 1997. Known as the "Hollywood Connection(R)", this complex encompasses 127,000 square feet on an 11 acre site in Columbus, Georgia. The complex includes a 10-screen theatre equipped with Lucasfilm's THX(R) Digital surround systems and stadium seating, an indoor roller skating rink, an 18-hole themed putting golf course, a bumper car attraction, a state-of-the-art games arcade, a restaurant and a laser tag arena.

         The Company also entered into a joint venture agreement (the "Agreement") with Wal-Mart in 1997 to open additional Hollywood Connections(R) in locations vacated by Wal-Mart. Under the terms of this Agreement, the joint venture will lease the facility from Wal-Mart on the same terms and conditions that Wal-Mart is paying to its landlord. Carmike and Wal-Mart will then each contribute 50% of the capital necessary to convert the location into a Hollywood Connection(R) and Carmike will then manage the operations for a fee, with net pretax profits to be shared equally. At present, one such Hollywood Connection(R) has been opened by the joint venture in Goshen, Indiana and two other locations are currently under construction - one in Valparaiso, Indiana, which is scheduled to open in May, 1998, and the other in DeKalb, Illinois, which is scheduled to open in July, 1998. The Company is currently working with Wal-Mart to identify and construct additional locations.

    (b)  Narrative Description of Business

         (i)  Theatre Operations

                 The Company is currently the largest motion picture exhibitor in the United States in terms of number of theatres and screens operated. As of December 31, 1997, the Company operated 520 theatres with an aggregate of 2,720 screens located in 36 states. See "Competition" herein regarding recent and proposed acquisitions and consolidations in the movie exhibition industry. The Company's screens are located principally in communities where the Company is the sole or leading exhibitor. For the year ended December 31, 1997, aggregate attendance at the Company's theatres was approximately 75.3 million people.

The Company's theatres are located in the following states:

         STATE                              THEATRES                     SCREENS
         -----                              --------                     -------
         Alabama                               29                           188
         Arkansas                              13                            96
         Colorado                              13                            72
         Delaware                               2                            12
         Florida                               28                           146
         Georgia                               38                           226
         Idaho                                 10                            28
         Illinois                               2                             6
         Indiana                                1                             6
         Iowa                                  22                           118
         Kansas                                 3                            13
         Kentucky                              11                            53
         Louisiana                              4                            27
         Maryland                               3                            15
         Michigan                               2                            10
         Minnesota                             13                            54
         Missouri                               1                             8
         Montana                               15                            59
         Nebraska                               9                            32
         New Mexico                             1                             2
         New York                               1                             8
         North Carolina                        68                           357
         North Dakota                           9                            45
         Ohio                                   8                            43
         Oklahoma                              15                            68
         Pennsylvania                          42                           205
         South Carolina                        27                           149
         South Dakota                           8                            50
         Tennessee                             44                           257
         Texas                                 25                           112
         Utah                                  13                            60
         Virginia                              14                            78
         Washington                             2                             2
         West Virginia                          6                            33
         Wisconsin                             11                            60
         Wyoming                                7                            22
                                              ---                         -----
                                              520                         2,720
                                              ===                         =====

    The Company's theatre operations are under the supervision of its Vice President - General Manager and are divided into four geographic divisions, each of which is headed by a division manager. The division managers are responsible for implementing Company operating policies and supervising the Company's eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of the Company's theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at the corporate headquarters of the Company. See "Film Licensing" with respect to the Company's film licensing operations.

    Nearly all of the Company's 2,720 screens are located in multi-screen theatres, with over 93% of the Company's screens being located in theatres having three or more screens. The Company's average number of screens per theatre is 5.2, and the Company intends to increase this ratio through the construction of larger multi-plex theatres. Multi-plex theatres enable the Company to present a variety of films appealing to several segments of the movie-going public while serving patrons from common support facilities (such as the box office, concession areas, restrooms and lobby). This strategy enhances attendance, utilization of theatre capacity and operating efficiencies (relating to theatre staffing, performance scheduling and space and equipment utilization), and thereby enhances revenues and profitability. Staggered scheduling of starting times minimizes staffing requirements for crowd control, box office and concession services while reducing congestion at the concession area. The Company's theatres are housed predominantly in modern facilities equipped with quality projection and sound equipment.

    From time to time, the Company converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Increased attendance at these theatres following these conversions, combined with a lower film rental cost, normally improves such theatres' operating profitability. The Company also operates certain theatres for the exhibition of first-run films at a reduced admission price. These theatres are typically in a smaller market where the Company is the only exhibitor in the market. At present, the Company operates 132 of its theatres (441 screens) as Discount Theatres.

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

    The Company's proprietary computer system, I.Q. Zero, which is presently installed in approximately 100% of its theatres (representing approximately 100% of its screens), allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. I.Q. Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis. The Company's integrated MIS, centered around I.Q. Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. Accordingly, there is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

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

         The Company's business is dependent upon the availability of marketable pictures and its relationships with distributors. While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, the following seven major distributors accounted for approximately 91% of the Company's admission revenues during 1997 - Buena Vista, Warner Brothers, Fox, Paramount, Universal, Sony and New Line. No single distributor dominates the market. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of the Company. The Company licenses films from a number of distributors and believes that its relationships with distributors generally are satisfactory.

    (iii)  Competition

         The Company's operations are subject to varying degrees of competition with respect to licensing films, attracting patrons, obtaining new theatre sites or acquiring theatre circuits. In markets where it is not the sole exhibitor, the Company competes against regional and independent operators as well as the larger theatre circuit operators. A number of significant acquisitions and consolidations in the movie exhibition industry have been announced or proposed in recent months. For example, according to press reports, the proposed merger of Sony's Loews theatres with Cineplex Odeon, which was announced in September 1997, is expected to result in a combined company with over 2,700 screens in 450 locations. In December 1997, the firm of Kohlberg Kravis Roberts & Co. ("KKR") consummated its acquisition of Act III Theatres. In early 1998, KKR and Hicks, Muse, Tate & Furst, Inc. ("Hicks Muse") announced a joint agreement to acquire Regal Cinemas and to subsequently combine Regal Cinemas with Act III and with United Artists, which Hicks Muse had proposed to acquire. Hicks Muse subsequently withdrew its offer to acquire United Artists; however, a combination of Regal Cinemas with Act III Theatres would result in a combined company with approximately 3,175 screens in 390 locations. The Company cannot predict what impact such consolidations may have on the Company's future results of operations.

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

    (v)  Regulatory Environment

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

    (vi) Employees

         At December 31, 1997, the Company had approximately 10,500 employees, of which 71 are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

    (c)  Cautionary Notice Regarding Forward-Looking Statements

    With the exception of historical information, certain statements in this Annual Report on Form 10-K and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements that may predict, forecast, indicate or imply future results, performance or achievements by the Company, and may include words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and words or phrases of similar meaning. Such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks, uncertainties and other factors that may cause actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

    Factors That May Affect Future Performance

    In addition to other factors and matters discussed elsewhere herein, factors that, in the view of the Company, could cause actual results to differ materially from those discussed in forward-looking statements are set forth below.

    (i)  Expansion Plans

         Theatre acquisitions and new theatre openings have greatly expanded the Company's operations in the past, and the Company intends to continue to pursue a strategy of expansion that will involve the development of new theatres, potential acquisitions of existing theatres and theatre circuits, and expansion of existing facilities. There is significant competition for potential site locations and existing theatre and theatre circuit acquisition opportunities. As a result of such competition, the Company may be unable to acquire attractive site locations or existing theatres or theatre circuits on terms the Company considers acceptable. The development of new theatres involves certain risks, including the possibility of construction cost overruns and delays, uncertainty of site acquisition costs and availability, uncertainties as to market potential, zoning and tax law considerations, market deterioration and the emergence of market competition from unexpected sources. Additionally, expansion of the Company's operations, whether through theatre development or acquisitions, involves the risk that the Company might not effectively manage such growth as effectively as it has in the past.

   (ii)  Dependence upon Motion Picture Production and Performance

         The Company's business is dependent both upon the availability of suitable motion pictures for exhibition in its theatres and the performance of such pictures in the Company's markets. Accordingly, the Company's results of operations will vary from period to period based upon the quantity and quality of the motion pictures it exhibits. A disruption in the production of motion pictures or lack of motion pictures could have a material adverse effect on the Company's business.

   (iii) Seasonality

         The Company's revenues have been seasonal, coinciding with the timing of major releases of motion pictures by the major distributors. Generally, the most marketable motion pictures have been released during the summer and the Thanksgiving through year-end holiday season, and motion picture exhibitors have had proportionately higher revenues during such periods. The seasonality of motion picture exhibition revenue has become less pronounced in recent years as studios have begun to release major motion pictures more evenly throughout the year, and the unexpected emergence of a hit film during other periods can also alter the traditional trend. The timing of motion picture releases can have a significant impact on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter. During fiscal year 1997, the percentages of the Company's total box office revenue by quarter were as follows: first quarter 24.2%; second quarter 23.7%; third quarter 27.8%; and fourth quarter 24.3%.

    (iv) Dependence Upon Senior Management

         The Company's success depends in part on the continued contribution of its senior management, including Michael W. Patrick, the Company's President, and John O. Barwick, III, Senior Vice President-Finance. The loss of the services of one or more members of the Company's senior management could have a material adverse effect upon the Company's business and development. The Company has an employment agreement with Michael W. Patrick.

    (v)  Competition

         The Company's operations are subject to varying degrees of competition with respect to licensing films, attracting patrons, obtaining new theatre sites and acquiring theatre circuits. There have been a number of recent consolidations in the movie exhibition industry, and the impact of such consolidations could have an adverse effect on the Company's business. In addition, the Company's theatres face competition from a number of motion picture exhibition delivery systems, such as pay television, pay-per-view and home video systems. While the impact of such delivery systems on the motion picture industry is difficult to determine precisely, there can be no assurance that they will not have an adverse impact on attendance. Movie theatres also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

Item 2.  Properties

    At December 31, 1997, 87 of the Company's 520 theatres were owned by the Company, 366 were leased pursuant to building leases, 60 were leased pursuant to ground leases, and 7 were subject to shared ownership or shared leasehold interests with various unrelated third parties.

    The Company's leases are generally entered into on a long-term basis. See Note E of Notes to Consolidated Financial Statements incorporated by reference in Item 8 herein for information with respect to the Company's lease commitments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1997.

                      Executive Officers of the Registrant

                     [Included pursuant to Regulation S-K,
                          Item 401(b), Instruction 3]

    The following sets forth certain information regarding the executive officers of the Company. For purposes of this section, references to the Company include the Company's predecessor, Martin Theatres, Inc.

    C. L. Patrick, age 79, who has served as Chairman of the Board of Directors of the Company since April 1982, joined the Company in 1945, became its General Manager in 1948 and served as President of the Company from 1969 to 1970. He served as President of Fuqua Industries, Inc. ("Fuqua") from 1970 to 1978, and as Vice Chairman of the Board of Directors of Fuqua from 1978 to 1982. Mr. Patrick is a director emeritus of Columbus Bank & Trust Company.

    Michael W. Patrick, age 47, has served as President of the Company since October 1981, a director of the Company since April 1982 and Chief Executive Officer since March 29, 1989. He joined the Company in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick is the son of Mr. C. L. Patrick. Mr. Patrick is a director of Columbus Bank & Trust Company. He also serves as a director of the Will Rogers Institute.

    John O. Barwick, III, age 48, joined the Company as Controller in July 1977 and was elected Treasurer and Chief Financial Officer in August 1981. In August 1982, he became Vice President - Finance of the Company and in December 1997 was elected Senior Vice President-Finance. Prior to joining the Company, Mr. Barwick was a certified public accountant with Ernst & Ernst, a predecessor of the accounting firm of Ernst & Young LLP, from 1973 to 1977. Mr. Barwick is also a director of First Union National Bank of Columbus and a Trustee of the Columbus State University Athletic Fund.

    Anthony J. Rhead, age 56, joined the Company in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President - Film of the Company and in December 1997 was elected Senior Vice President-Film. Prior to joining the Company, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

    Larry M. Adams, age 54, joined the Company as Data Processing Manager in July 1973. In August 1982, he became Vice President - Informational Systems in August 1988 and in December 1997 he became Senior Vice President-Information Systems.

    Fred W. Van Noy, age 41, joined the Company in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President - General Manager. In December 1997 he was elected to his present position as Senior Vice President-Operations.

    Prentiss Lamar Fields, age 43, joined the Company in January 1983 as Director of Real Estate. He served in this position until 1985 when he became Vice President - Development. In December 1997 he was elected to his present position of Senior Vice President-Real Estate.

    H. Madison Shirley, age 46, joined the Company in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President - Concessions in 1990 and Senior Vice President-Concessions and Assistant Secretary in December 1997.

    Forrest Lee Champion, III, age 47, joined the Company in February 1998 as Senior Vice President and General Counsel. Prior to joining the Company, Mr. Champion practiced law with the firm of Champion and Champion.

    Marilyn Grant, age 50, joined the Company in 1975 as a bookkeeper. She served as Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President - Advertising.

    James R. Davis, age 59, joined the Company in 1990 as Technical Director. He served in this position until December 1995, when he was elected to his present position as Vice President-Technical.

    Phillip A. Smitley, age 38, joined the Company in April 1997 as Controller. In January, 1998 he was elected to his present position of Assistant Vice President and Controller. Prior to joining the Company, Mr. Smitley was Divisional Controller-Transportation of Burnham Service Corporation, a trucking company.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Information regarding the market for the Company's common equity and related stockholder matters is incorporated by reference to the inside back cover of the Company's 1997 Annual Report to Shareholders.

Item 6.  Selected Financial Data

    Selected financial data for the five years ended December 31, 1997 is incorporated by reference to page 27 of the Company's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management's discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 24 through 26 of the Company's 1997 Annual Report to Shareholders.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable

Item 8.  Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference to pages 12 through 23 of the Company's 1997 Annual Report to Shareholders.

    Information as to quarterly results of operations for the year ended December 31, 1997 is incorporated by reference to page 22 of the Company's 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant

    Information regarding the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the Company (hereinafter, the "1998 Proxy Statement").

    Information regarding the executive officers of the Company is set forth in
Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

Item 11.  Executive Compensation

    Information regarding executive compensation is incorporated by reference to the section entitled "Executive Compensation and Other Information" contained in the 1998 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 1998 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in the 1998 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1) and (2)   Financial Statements and Financial Statement Schedules

                 The following consolidated financial statements of Carmike Cinemas, Inc. included in the Company's 1997 Annual Report to Shareholders are incorporated by reference in Item 8:

                     Consolidated balance sheets--December 31, 1997 and 1996

                     Consolidated statements of operations--Years ended December 31, 1997, 1996 and 1995

                     Consolidated statements of shareholders' equity--Years ended December 31, 1997, 1996 and 1995

                     Consolidated statements of cash flows--Years ended December 31, 1997, 1996 and 1995

                     Notes to consolidated financial statements--December 31,
                     1997

                     Report of Independent Auditors

                 Financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(a)(3)  Listing of Exhibits

Exhibit
Number
------
3(a)(i)     Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

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

4(b)        Note Purchase Agreement dated as of March 1, 1992 with respect to 7.90% Senior
            Notes due 2002 (filed as Exhibit 4(c) to the Company's Form 10-K for the year ended
            December 31, 1991, and incorporated herein by reference).

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

4(e)        Credit Agreement dated as of October 17, 1997 among Carmike Cinemas, Inc., various banks and Wachovia Bank, N.A., as Agent (filed as Exhibit 4 to the
            Company's Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10(a)       1986 Carmike Cinemas, Inc. Class A Stock Option Plan, as amended, together with form of Stock Option Agreement (filed as Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

(a)(3)(Continued)
Exhibit
Number
------
10(b)       Downtown Development Authority of Columbus, Georgia $4,500,000 Industrial
            Development Revenue Bonds (Martin Theatres, Inc. Project), Series 1985
            (filed as Exhibit 10(d) to Amendment No. 1 to the Company's Registration
            Statement on Form S-1, No. 33-8007 on October 10, 1986, and incorporated herein by reference).

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

(a)(3)(Continued)
Exhibit
Number
------
10(j)       Equipment Lease Agreement dated July 1, 1986 by and between Michael W. Patrick and the Company (Muskogee and Stillwater, Oklahoma) (filed as Exhibit 10(m) to the
            Company's Registration Statement on Form S-1, No. 33-8007, and incorporated herein by reference).

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

10(p)       Carmike Cinemas, Inc. 1998 Class A Stock Option Plan, together with form of Stock
            Option Agreement.

10(q)       Asset Purchase Agreement dated as of January 25, 1996 by and between Fox Theatres
            Corporation, Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 2(l)
            to the Company's Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

(a)(3)(Continued)
Exhibit
Number
------
10(r)       Stock Purchase Agreement dated as of June 27, 1997 by and between the shareholders of
            Morgan Creek Theatres, Inc.; shareholders of SB Holdings, Inc.; members of RDL
            Consulting Limited Liability Company; Morgan Creek Theaters, Inc.; SB Holdings, Inc.;
            RDL Consulting Limited Liability Company; First International Theatres; Carmike
            Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 2 to the Company's Form
            10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference).

13          Those sections of the 1997 Annual Report to Shareholders of Carmike Cinemas, Inc.
            incorporated by reference in Items 5, 6, 7 and 8 hereof.

21          List of Subsidiaries.

23          Consent of Ernst & Young LLP

27          Financial Data Schedule (for SEC use only).

            (b)  Reports on Form 8-K

                 During the fiscal quarter ended December 31, 1997, the Company did not file any reports on Form 8- K.

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

                                           CARMIKE CINEMAS, INC.

Date:    March 27, 1998                    By:  /s/ Michael W. Patrick
                                                ----------------------
                                                Michael W. Patrick
                                                President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature
         ---------
                                                   Title                             Date
                                                   -----                             ----
/s/ C. L. Patrick                       Chairman of the Board                      March 27, 1998
------------------------------
C. L. Patrick

/s/ Michael W. Patrick                  President and Chief                        March 27, 1998
------------------------------          Executive Officer, Director
Michael W. Patrick

/s/ John O. Barwick, III                Senior Vice President-Finance,             March 27, 1998
------------------------------          Treasurer (Chief Financial Officer,
John O. Barwick, III                    Chief Accounting Officer)


/s/ Carl L. Patrick, Jr.                Director                                   March 27, 1998
------------------------------
Carl L. Patrick, Jr.

/s/ Carl E. Sanders                     Director                                   March 27, 1998
------------------------------
Carl E. Sanders

/s/ John W. Jordan, II                  Director                                   March 27, 1998
------------------------------
John W. Jordan, II

/s/ David W. Zalaznick                  Director                                   March 27, 1998
------------------------------
David W. Zalaznick

                             CARMIKE CINEMAS, INC.

                                 EXHIBIT INDEX


Report on Form 10-K for the fiscal year Ended December 31, 1997

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

4(b)       Note Purchase Agreement dated as of March 1, 1992 with respect to
           7.90% Senior Notes due 2002 (filed as Exhibit 4(c) to the Company's
           Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

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

4(e)     Credit Agreement dated as of October 17, 1997 among Carmike Cinemas,
         Inc., various banks and Wachovia Bank, N.A., as Agent (filed as
         Exhibit 4 to the Company's Form 10-Q for the quarter ended September
         30, 1997, and incorporated herein by reference).

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

10(p) Carmike Cinemas, Inc. 1998 Class A Stock Option Plan, together with form of Stock Option Agreement.

10(q)    Asset Purchase Agreement dated as of January 25, 1996 by and between Fox
         Theaters Corporation, Carmike Cinemas, Inc. and Eastwynn
         Theaters, Inc.(filed as Exhibit 2(l) to the Company's Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

                                                                                   Page Number
Exhibit                                                                            in Manually
Number   Description                                                              Signed Original
------   -----------                                                              ---------------
10(r)    Stock Purchase Agreement dated as of June 27, 1997 by and between the shareholders of Morgan Creek Theatres, Inc.; shareholders of SB
         Holdings, Inc.; members of RDL Consulting Limited Liability Company;
         Morgan Creek Theaters, Inc.; SB Holdings, Inc.; RDL Consulting Limited
         Liability Company; First International Theatres; Carmike Cinemas, Inc.
         and Eastwynn Theatres, Inc. (filed as Exhibit 2 to the Company's Form
         10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference).

13       Those sections of the 1997 Annual Report to Shareholders of Carmike
         Cinemas, Inc. which are incorporated by reference in Items 5, 6, 7 and 8 hereof.

21       List of Subsidiaries.

23       Consent of Ernst & Young LLP

27       Financial Data Schedule (for SEC use only).