Form 10-Q
period 1998-03-31
CARMIKE CINEMAS INC
filed 1998-05-14
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1998

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

Class A Common Stock, $.03 par value --
  9,941,487 shares outstanding as of May 11, 1998

Class B Common Stock, $.03 par value --
  1,420,700 shares outstanding as of May 11, 1998

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                 March 31,   December 31,
                                                   1998          1997
                                                 --------    ------------
                                                 (Unaudited)
                                                     (000's omitted)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                   $  5,264      $ 16,545
     Short-term investments                         8,326         3,042
     Recoverable construction allowances
       under capital leases                         2,100         2,100
     Accounts and notes receivable                  2,395           758
     Inventories                                    3,527         3,082
     Prepaid expenses                               5,811         5,448
                                                 --------      --------
                 TOTAL CURRENT ASSETS              27,423        30,975


OTHER ASSETS                                       21,388        23,817

PROPERTY AND EQUIPMENT - Net of accumulated
   depreciation and amortization -                512,855       497,056

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED                                       67,690        68,149
                                                 --------      --------

                                                 $629,356      $619,997
                                                 ========      ========

                                                                     March 31,   December 31,
                                                                       1998          1997
                                                                     --------    ------------
                                                                   (Unaudited)
                                                                        (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $ 30,553      $ 26,122
     Accrued expenses                                                  17,709        17,833
     Current maturities of long-term debt
       and capital lease obligations                                   19,169        19,077
                                                                     --------      --------
           TOTAL CURRENT LIABILITIES                                   67,431        63,032


LONG-TERM DEBT - less current maturities - Note B                     229,676       222,242

SENIOR NOTES                                                           72,727        79,870

CAPITAL LEASE OBLIGATIONS -
     less current maturities                                           39,290        39,550

DEFERRED INCOME TAXES                                                  13,431        12,431

SHAREHOLDERS' EQUITY
     Class A Common Stock, $.03 par value, one vote per
       share, authorized 22,500,000 shares, issued and
       outstanding 9,941,287 and 9,918,587 shares, respectively           298           298
     Class B Common Stock, $.03 par value, ten votes per share, authorized 5,000,000 shares, issued and outstanding
       1,420,700 shares                                                    43            43
     Paid-in capital                                                  104,812       104,677
     Retained earnings                                                101,648        97,854
                                                                     --------      --------
                                                                      206,801       202,872
                                                                     --------      --------

                                                                     $629,356      $619,997
                                                                     ========      ========




See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1998          1997
                                                                             --------      --------
                                                                              (000's omitted except
                                                                                  per share data)
REVENUES
     Admissions                                                              $ 80,625      $ 77,270
     Concessions and other                                                     36,517        31,187
                                                                             --------      --------
                                                                              117,142       108,457

COSTS AND EXPENSES
     Film exhibition costs                                                     42,666        39,539
     Concession costs                                                           4,674         4,007
     Other theatre operating costs                                             46,650        43,952
     General and administrative                                                 1,731         1,594
     Depreciation and amortization                                              8,986         7,734
                                                                             --------      --------
                                                                              104,707        96,826
                                                                             --------      --------
                                                       OPERATING INCOME        12,435        11,631
Interest expense                                                                6,317         5,237
                                                                             --------      --------
                                             INCOME BEFORE INCOME TAXES         6,118         6,394

Income tax expense                                                              2,324         2,429
                                                                             --------      --------
                                                             NET INCOME      $  3,794      $  3,965
                                                                             ========      ========

                                 NET INCOME PER BASIC AND DILUTED SHARE      $    .33      $    .35
                                                                             ========      ========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                              1998           1997
                                                                           ---------       ---------
                                                                                 (000's omitted)
OPERATING ACTIVITIES
     Net income                                                            $   3,794       $   3,965
     Items which did not use cash:
       Depreciation and amortization                                           8,986           7,734
       Deferred income taxes                                                   1,000             -0-
       Gain on sale of assets                                                   (424)           (144)
       Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                      (2,082)         (1,670)
           Prepaid expenses                                                     (363)         (1,993)
           Accounts payable                                                    3,432           7,892
           Accrued expenses                                                      876             248
                                                                           ---------       ---------
                                                    NET CASH PROVIDED
                                                        BY OPERATIONS         15,219          16,032

INVESTING ACTIVITIES
     Purchases of property and equipment                                     (24,261)        (30,754)
     Disposals of property and equipment                                         -0-           1,357
     Decrease (increase) in:
       Short-term investments                                                 (5,284)           (593)
       Other                                                                   2,788          (2,828)
                                                                           ---------       ---------
                                                     NET CASH USED IN
                                                 INVESTING ACTIVITIES        (26,757)        (32,818)

FINANCING ACTIVITIES
     Debt and other liabilities:
       Borrowings under revolving credit line                                692,500         437,000
       Repayments of revolving credit line                                  (685,000)       (413,000)
       Payments of other long term borrowings                                 (7,377)         (7,337)
     Issuance of Class A Common Stock                                            134             -0-
                                                                           ---------       ---------
                                                 NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES            257          16,663
                                                                           ---------       ---------
                                                     DECREASE IN CASH
                                                 AND CASH EQUIVALENTS        (11,281)           (123)

Cash and cash equivalents at beginning of period                              16,545           5,569
                                                                           ---------       ---------
                                            CASH AND CASH EQUIVALENTS
                                                     AT END OF PERIOD      $   5,264       $   5,446
                                                                           =========       =========

See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B -- REVOLVING CREDIT FACILITY

On October 17, 1997, the Company entered into a credit agreement (the "1997 Credit Agreement") with a consortium of twelve banks to provide a revolving line of credit of up to $275 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five-year period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank, N.A. or LIBOR +
 .50% and is required to pay annual fees of .225% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of defined funded debt to defined cash flows.

At December 31, 1997, the Company had $55.0 million available for borrowings under this facility. The Company has classified all amounts outstanding under the 1997 Credit Agreement as long-term in the accompanying Consolidated Balance Sheets because management intends that at least that amount would remain outstanding during 1998.

INTEREST RATE SWAPS: The Company has entered into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements without an exchange of the notional amounts upon which the payments are based.

The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the 1997 Credit Agreement. Under one interest rate swap agreement, the Company has fixed $50.0 million of its floating rate debt through February 7, 2003. The effective rate at March 31, 1998 was 6.205%, equal to a fixed rate of 5.705% plus the margin of .50% the Company presently pays over LIBOR. Under another interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt through February 7, 2001 at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (.50% at March 31, 1998) for a total effective rate of 6.01%.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1998


The Company is exposed to credit losses in the event of non-performance by counter-parties on interest rate swap agreements. The Company does not believe there is a significant risk of non-performance by any of the counter-parties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

NOTE C -- EARNINGS PER SHARE

                                                                  Three Months Ended
                                                                       March 31,
                                                                   1998         1997
                                                                 -------      -------
Weighted average shares outstanding:
     Basic                                                        11,341       11,180

     Effect of dilutive securities - Employee stock options           84           93
                                                                 -------      -------

     Diluted                                                      11,425       11,273
                                                                 =======      =======

                                      NET INCOME                 $ 3,794      $ 3,965
                                                                 =======      =======

Earnings per common share:
     Basic                                                       $   .33      $   .35
                                                                 =======      =======

     Diluted                                                     $   .33      $   .35
                                                                 =======      =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry and competition with other forms of entertainment, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1997 Form 10-K.

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1998 increased 8.0% to $117.1 million from $108.5 million for the quarter ended March 31, 1997. This increase consists of a $3.4 million increase in admissions and a $5.3 million increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation, increases in admission prices and additional revenues from the Company's new family entertainment center, The Hollywood Connection(R). These increases were partially offset by a 4.2% decline in attendance per average screen. For the quarter ended March 31, 1998, the Company's average admission price was $4.30, its average concession sale per patron was $1.78 and revenue per average screen was $43,210. For the quarter ended March 31, 1997, the Company's average admission price was $4.25, its average concession sale per patron was $1.61 and revenue per average screen was $43,021.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 7.4% to $94.0 million in the quarter ended March 31, 1998 from $87.5 million in the quarter ended March 31, 1997. This dollar increase is due to additional film rentals paid on the increased admissions plus an increase in expenses due to the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased to 80.2% of total revenues from 80.7%. This percentage decrease is due primarily to the level of fixed costs, such as occupancy costs, managers salaries and utilities, included in this cost category that do not vary with changes in revenues and attendance levels.

General and administrative costs increased from $1.6 million to $1.7 million, reflecting additional general and administrative costs incurred in connection with the additional screens added in 1997 and 1998. As a percentage of total revenues, general and administrative costs remained the same at 1.4%.

Depreciation and amortization increased 16.2% from $7.7 million for the quarter ended March 31, 1997 to $9.0 million for the quarter ended March 31, 1998 due to the increased screens in operation.

Interest expense for the quarter ended March 31, 1998 increased 20.6% to $6.3 million from $5.2 million in the comparable quarter of 1997, due to the increase in the average amount of outstanding debt.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

The Company's capital expenditures arise principally in connection with theatre acquisitions, renovation and expansion of existing theatres and the development of new theatres. During the first three months of 1998, such capital expenditures totaled $24.3 million. The Company estimates that total capital expenditures for 1998 will be approximately $150.0 million.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowing under the revolving credit lines (see Note B of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings. On May 11, 1998, the Company had approximately $15.7 million in cash and short term investments on hand and approximately $29.5 million was available under the Company's revolving credit facility.

Cash from operating activities was $15.2 million for the three months ended March 31, 1998, compared to $16.0 million for the three months ended March 31, 1997. The decrease in cash flow from operating activities was primarily due to the decrease in accounts payable. Net cash used in investing activities was $26.8 million for the three months ended March 31, 1998 as compared to $32.8 million in the prior year period. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures. For the three month periods ended March 31, 1998 and 1997, cash provided by financing activities was $.3 million and $16.7 million, respectively. The decrease in cash provided by financing activities was due to a decreased level of borrowings under the Company's revolving credit line.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has initiated an internal review of its systems to ensure that Year 2000 issues do not have a material adverse effect on the Company's core business operations or transactions with customers, suppliers and financial institutions. Based on this review, which was substantially completed at December 31, 1997, the Company has determined that it will need to modify or replace portions of its IQ-Zero software so that it will properly generate reports and manage certain operations properly after December 31, 1999. In connection with its review, the Company will also discuss the Year 2000 issues with its significant suppliers and financial institutions to ensure that their systems are fully Year 2000 compliant relative to how their systems interface with the Company's systems or otherwise impact the Company's operations. The Company will evaluate alternatives should such suppliers and financial institutions fail to remediate their Year 2000 problems. The Company believes that its review is adequate to address its Year 2000 concerns and that the cost of its Year 2000 initiatives has not had, and are not expected to have, a material adverse effect on the Company's operating results or financial condition. However, there can be no assurance that the Company's systems nor the systems of other companies with whom the Company conducts business will be Year 2000 complaint prior to December 31, 1999 or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         27 - Financial Data Schedules (for SEC use only).

     (b) Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CARMIKE CINEMAS, INC.
                                    (Registrant)


Date: March 14, 1998                By: /s/ Michael W. Patrick
                                        ----------------------------------
                                        Michael W. Patrick - President
                                        (Chief Executive Officer)


Date: March 14, 1998                By: /s/ John O. Barwick, III
                                        ----------------------------------
                                        John O. Barwick, III - Senior
                                        President - Finance
                                        (Chief Accounting and
                                        Financial Officer)