Form 10-Q
period 1998-06-30
CARMIKE CINEMAS INC
filed 1998-08-11
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 1998

                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

Commission file number  0-14993
                       --------

                              CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              58-1469127
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1301 FIRST AVENUE, COLUMBUS, GEORGIA                            31901-2109
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

Class A Common Stock, $.03 par value --
  9,942,487 shares outstanding as of August 10, 1998
Class B Common Stock, $.03 par value --
  l,420,700 shares outstanding as of  August 10, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                    June 30,      December 31,
                                                      1998          1997
                                                   -----------    ------------
                                                   Unaudited)
                                                        (000's omitted)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                     $  8,366        $ 16,545
     Short-term investments                             956           3,042
     Recoverable construction allowances
       under capital leases                              -0-          2,100
     Accounts and notes receivable                    2,039             758
     Inventories                                      4,088           3,082
     Prepaid expenses                                 5,885           5,448
                                                   --------        --------
     TOTAL CURRENT ASSETS                            21,334          30,975

OTHER ASSETS                                         20,897          23,817

PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization                     545,621         497,056

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED                                         67,253          68,149
                                                   --------        --------

                                                   $655,105        $619,997
                                                   ========        ========

                                                                              June 30,       December 31,
                                                                                1998               1997
                                                                           ------------      ------------
                                                                           (Unaudited)
                                                                                   (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                      $    35,998         $    26,122
     Accrued expenses                                                           16,930              17,833
     Current maturities of long-term debt
       and capital lease obligations - Note B                                   15,271              19,077
                                                                           -----------          ----------
                   TOTAL CURRENT LIABILITIES                                    68,199              63,032

LONG-TERM DEBT - less current maturities - Note B                              260,604             222,242

SENIOR NOTES - less current maturities                                          65,909              79,870

CAPITAL LEASE OBLIGATIONS -
     less current maturities                                                    39,025              39,550

DEFERRED INCOME TAXES                                                           13,931              12,431

SHAREHOLDERS' EQUITY
     Class A Common Stock, $.03 par value, one vote per share, authorized
       22,500,000 shares, issued and outstanding
       9,941,287 and 9,918,587 shares, respectively                                298                 298
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and outstanding
       1,420,700 shares                                                             43                  43
     Paid-in capital                                                           105,085             104,677
     Retained earnings                                                         102,011              97,854
                                                                           -----------        ------------
                                                                               207,437             202,872
                                                                           -----------         -----------

                                                                           $   655,105         $   619,997
                                                                           ===========         ===========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                           Three Months Ended           Six Months Ended
                                                                                 June 30,                    June 30,
                                                                             1998         1997          1998            1997
                                                                         -----------   ----------    ----------     ----------
                                                                              (000's omitted except per share data)

REVENUES
     Admissions                                                          $    76,026   $   75,577    $   156,651    $   152,847
     Concessions and other                                                    34,672       34,497         71,189         65,684
                                                                         -----------   ----------    -----------    -----------
                                                                             110,698      110,074        227,840        218,531

COSTS AND EXPENSES
     Film exhibition costs                                                    42,435       39,056         85,101         78,595
     Concession costs                                                          4,937        4,374          9,611          8,381
     Other theatre operating costs                                            45,407       41,918         92,057         85,870
     General and administrative                                                1,768        1,634          3,499          3,228
     Depreciation and amortization                                             9,088        8,103         18,074         15,837
                                                                          ----------   ----------    -----------    -----------
                                                                             103,635       95,085        208,342        191,911
                                                                          ----------   ----------    -----------    -----------
                                    OPERATING INCOME                           7,063       14,989         19,498         26,620
Interest expense                                                               6,477        5,406         12,794         10,643
                                                                          ----------   ----------      ---------    -----------
                          INCOME BEFORE INCOME TAXES                             586        9,583          6,704         15,977

Income tax expense                                                               224        3,642          2,548          6,071

                                                                          ----------   ----------    -----------    -----------
                                          NET INCOME                      $      362   $    5,941    $     4,156    $     9,906
                                                                          ==========   ==========    ===========    ===========

NET INCOME PER SHARE

     Basic                                                                $      .03   $      .53    $       .37    $       .88
                                                                          ==========   ==========    ===========    ===========

     Diluted                                                              $      .03   $      .52    $       .36    $       .87
                                                                          ==========   ==========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                    Six Months Ended
                                                                                      June 30,
                                                                             1998                  1997
                                                                          -----------          -----------
                                                                                 (000's omitted)
OPERATING ACTIVITIES
     Net income                                                           $     4,156          $     9,906
     Items which did not use cash:
       Depreciation and amortization                                           18,074               15,837
       Deferred income taxes                                                    1,500                  -0-
     Gain on sale of property and equipment                                      (682)              (1,809)
       Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                       (2,287)              (2,750)
           Prepaid expenses                                                      (437)              (1,509)
           Accounts payable                                                     9,877                 (388)
           Accrued expenses                                                      (903)               2,260
                                                                           ----------           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      29,298               21,547

INVESTING ACTIVITIES
     Purchases of property and equipment                                      (65,612)             (68,609)
     Purchases of assets from other theatre operators                             -0-              (16,800)
     Disposals of property and equipment                                          682                4,207
     Decrease (increase) in:
       Short-term investments                                                   2,086                4,549
       Other                                                                    2,789               (6,969)
                                                                           ----------           ----------
         NET CASH USED IN INVESTING ACTIVITIES                                (60,055)             (83,622)

FINANCING ACTIVITIES Debt and other liabilities:
       Borrowings under revolving credit line                               1,489,000              974,000
       Repayments of revolving credit line                                 (1,450,500)            (902,000)
       Payments on long term obligations                                      (18,430)             (14,349)
     Issuance of Class A Common Stock                                             408                4,713
     Due from lessor under capital leases                                       2,100                2,778
                                                                           ----------           ----------
                            NET CASH PROVIDED BY
                             FINANCING ACTIVITIES                              22,578               65,142
                                                                           ----------           ----------
                 INCREASE (DECREASE) IN CASH AND
                              CASH EQUIVALENTS                                 (8,179)               3,067

Cash and cash equivalents at beginning of period                               16,545                5,569
                                                                          -----------          -----------
                 CASH AND CASH EQUIVALENTS AT
                                END OF PERIOD                             $     8,366          $     8,636
                                                                          ===========          ===========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B -- REVOLVING CREDIT FACILITY

On October 17, 1997, the Company entered into a credit agreement (the "1997 Credit Agreement") with a consortium of twelve banks which provides a revolving line of credit of up to $275 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five-year period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank, N.A. or LIBOR +
 .50% and is required to pay annual fees of .225% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of defined funded debt to defined cash flows.

On August 3, 1998, Wachovia Bank of Georgia, N.A. provided the Company a $50 million loan (the "Loan") (the Loan and the 1997 Credit Agreement are collectively known as the "Agreements"). The Loan matures November 30, 1998 and the Company pays interest under the Loan at the same rates as under the 1997 Credit Agreement. No amounts were outstanding under the Loan at June 30, 1998.


At June 30, 1998, the Company had $66.5 million available for borrowings under the Agreements. The Company has classified all amounts outstanding under the 1997 Credit Agreement as long-term in the accompanying Consolidated Balance Sheets because management intends that at least that amount would remain outstanding during 1998.

INTEREST RATE SWAPS: The Company has entered into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements without an exchange of the notional amounts upon which the payments are based.

The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the 1997 Credit Agreement. Under one interest rate swap agreement, the Company has fixed $50.0 million of its floating rate debt through February 7, 2003. The effective rate at June 30, 1998 was 6.205%, equal to a fixed rate of 5.705% plus the margin the Company pays over LIBOR (.50% at June 30, 1998). Under another interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt through February 7, 2001 at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (.50% at June 30, 1998) for a total effective rate of 6.01%.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998

The Company is exposed to credit losses in the event of non-performance by counter-parties on interest rate swap agreements. The Company does not believe there is a significant risk of non-performance by any of the counter-parties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

NOTE C -- EARNINGS PER SHARE



                                                       Three Months Ended              Six Months Ended
                                                                June 30,                      June 30,
                                                         1998          1997               1998        1997
                                                       ---------    ------------       ----------   ----------

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                               11,360           11,251          11,350        11,215

     Effect of dilutive securities -
       Employee stock options                                74              132              79           120
                                                     ----------      -----------       ---------    ----------

     Diluted                                             11,434           11,383          11,429        11,335
                                                     ==========       ==========       ---------    ----------

NET INCOME                                           $      362      $     5,941       $   4,156    $    9,906
                                                     ==========      ===========       =========    ==========

EARNINGS PER COMMON SHARE
     Basic                                           $      .03      $       .53       $     .37    $      .88
                                                     ==========      ===========       =========    ==========

     Diluted                                         $      .03      $       .52       $     .36    $      .87
                                                     ==========      ===========       =========    ==========

NOTE D - ACCOUNTING POLICIES NOT YET ADOPTED

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. Statement No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the hedge criteria are included in earnings in the period of the change.

In April 1998, AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. Start-up costs, including organizational costs, are expensed as incurred under SOP 98-5. Upon adoption, SOP-98-5 requires the write-off, as a cumulative effect of a change in accounting principle, of any previously capitalized start-up or organizational costs.

The Company plans to adopt Statement No. 133 in 2000 and SOP 98-2 in 1999, but has not yet completed its analysis of the impact, if any, that Statement No. 133 and SOP 98-2 may have on its financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                 COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 1998 AND JUNE 30, 1997

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry and competition with other forms of entertainment, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1997 Form 10-K.

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1998 increased .6% to $110.7 million from $110.1 million for the quarter ended June 30, 1997. This increase consists of a $.4 million increase in admissions and a $.2 million increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation, an increase in the average concession sale per patron and additional income from the Company's family entertainment center, The Hollywood Connection(SM); however, such increases were partially offset by a .6% decrease in the average admission price and a 2.3% decline in attendance per average screen. For the quarter ended June 30, 1998, the Company's average admission price was $4.25, its average concession sale per patron was $1.77 and revenue per average screen was $40,445. For the quarter ended June 30, 1997, the Company's average admission price was $4.27, its average concession sale per patron was $1.73 and revenue per average screen was $41,663.

Total revenues for the six months ended June 30, 1998 increased 4.3% to $227.8 million from $218.5 million for the six months ended June 30, 1997. This increase consists of a $3.8 million increase in admissions and a $5.5 million increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the number of screens in operation, increases in admission prices, an increase in the average concession sale per patron and additional income from the Company's family entertainment center, The Hollywood Connection(SM); however, such increases were offset partially by a 3.2% decrease in attendance per average screen. For the six months ended June 30, 1998, the Company's average admission price was $4.28, its average concession sale per patron was $1.77 and revenue per average screen was $83,642. For the six months ended June 30, 1997, the Company's average admission price was $4.26, its average concession sale per patron was $1.67 and revenue per average screen was $84,636.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 8.7% from $85.3 million for the quarter ended June 30, 1997 to $92.8 million for the quarter ended June 30, 1998. This dollar increase is due to the increased number of screens in operation plus a higher level of film rentals paid on films that did not play for an extended period of time, higher film terms on the picture GODZILLA, a slight increase in concession costs, and the amount of fixed costs included in this cost category that do not vary directly with revenues. As a percentage of total revenues, cost of operations increased to 83.8% of total revenues in the quarter ended June 30, 1998 from 77.5% for the quarter ended June 30, 1997 for the reasons enumerated above.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                 COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 1998 AND JUNE 30, 1997

Cost of operations for the six months ended June 30, 1998 increased 8.1% from $172.8 million for the six months ended June 30, 1997 to $186.8 million, due to the increased number of screens in operation, plus a higher level of film rentals paid due to films that did not play for an extended period of time and higher film terms on the picture GODZILLA, a slight increase in concession costs, and the amount of fixed costs included in this cost category that do not vary directly with revenues. As a percentage of total revenues, cost of operations increased from 79.1% of total revenues to 82.0% of total revenues in the six months ended June 30, 1998 for the reasons enumerated above.

General and administrative costs for the quarter ended June 30, 1998 increased to 1.6% of total revenues from 1.5% of total revenues for the quarter ended June 30, 1997.

General and administrative costs for the six months ended June 30, 1998 remained at 1.5% of total revenues.

Depreciation and amortization increased to $9.1 million for the quarter ended June 30, 1998 from $8.1 million due to additional depreciation and amortization from the Company's acquisitions and expansions in 1997 and 1998.

Depreciation and amortization for the six months ended June 30, 1998 increased from $15.8 million to $18.1 million due to additional depreciation and amortization from the Company's acquisitions and expansions in 1997 and 1998.

Interest expense for the quarter ended June 30, 1998 increased to $6.5 million from $5.4 million due to the increase in the average amount of outstanding debt.

Interest expense for the six months ended June 30, 1998 increased to $12.8 million from $10.6 million for the six months ended June 30, 1997 due to the increase in the average amount of outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations.

On October 17, 1997, the Company entered into a new credit agreement (the "1997 Credit Agreement") with a consortium of twelve banks which provides a revolving line of credit of up to $275 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five-year period. The Company has the option to borrow at interest rates based on either the bank base rate or LIBOR plus .50% and is required to pay annual commitment fees of .225% on the full amount of the facility. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows.

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

The Company's capital expenditures arise principally in connection with theatre acquisitions, renovation and expansion of existing theatres and the development of new theatres. During the first six months of 1998, such capital expenditures totaled $65.6 million. The Company estimates that total capital expenditures for 1998 will be approximately $150.0 million.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the revolving credit lines (see Note B of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings. On August 10, 1998, the Company had approximately $17.9 million in cash and short term investments on hand and approximately $70.0 million was available under the Company's revolving credit lines.

Cash from operating activities was $29.3 million for the six months ended June 30, 1998, compared to $21.5 million for the six months ended June 30, 1997. The increase in cash flow from operating activities was primarily due to the increase in accounts payable. Net cash used in investing activities was $60.1 million for the six months ended June 30, 1998 as compared to $83.6 million in the prior year period. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures. For the six-month periods ended June 30, 1998 and 1997, cash provided by financing activities was $22.6 million and $65.1 million, respectively. The decrease in cash provided by financing activities was due to a decreased level of net borrowings under the Company's revolving credit line.

The Company has initiated an internal review of its systems to ensure that Year 2000 issues do not have a material adverse effect on the Company's core business operations or transactions with customers, suppliers and financial institutions. Based on this review, which was substantially completed at December 31, 1997, the Company has determined that it will need to modify or replace portions of its IQ-Zero software so that it will properly generate reports and manage certain operations properly after December 31, 1999. In connection with its review, the Company will also discuss the Year 2000 issues with its significant suppliers and financial institutions to ensure that their systems are fully Year 2000 compliant relative to how their systems interface with the Company's systems or otherwise impact the Company's operations. The Company will evaluate alternatives should such suppliers and financial institutions fail to remediate their Year 2000 problems. The Company believes that its review is adequate to address its Year 2000 concerns and that the cost of its Year 2000 initiatives has not had, and is not expected to have, a material adverse effect on the Company's operating results or financial condition. However, there can be no assurance that the Company's systems nor the systems of other companies with whom the Company conducts business will be Year 2000 complaint prior to December 31, 1999 or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         The annual meeting of shareholders of the Company was held on May 11, 1998. At the annual meeting, the shareholders voted on the election of six directors and the adoption of the Carmike Cinemas, Inc. 1998 Class A Stock Option Plan. The results of the voting were as follows:

PROPOSAL NO. 1 - ELECTION OF DIRECTORS


                                                        FOR                            VOTE WITHHELD
                                                        ---                            -------------
C. L. Patrick                                        22,007,792                           116,276
Michael W. Patrick                                   22,007.792                           116,276
Carl L. Patrick, Jr.                                 22,007,792                           116,276
Carl E. Sanders                                      21,959,592                           165,476
John W. Jordan, II                                   22,009,492                           114,576
David W. Zalaznick                                   22,009,492                           114,576

PROPOSAL NO. 2 - APPROVAL OF THE CARMIKE CINEMAS, INC. 1998 CLASS A STOCK OPTION PLAN


                  For                                  19,044,534
                  Against                               1,290,452
                  Abstain                                  99,955


ITEM 5.  Other Information

On June 30, 1998, the Company executed a Settlement Agreement with the U.S. Department of Justice under Title III of the Americans with Disabilities Act("ADA"). Under this agreement, Carmike agreed to complete the readily achievable removal of barriers to accessibility, or alternatives to barrier removal, at two theatres operated by Carmike in Des Moines, Iowa. Additionally, as per the Settlement Agreement, Carmike distributed to all of its theatres a questionnaire designed to assist Carmike management in the identification of existing, potential barriers and a threshold determination of what steps might be available for removal of such existing, potential barriers.

The Company constructs new theatres to be accessible to the disabled and believes it is otherwise in substantial compliance with applicable regulations relating to accommodating the needs of the disabled. The Company does not currently anticipate that ongoing compliance with the ADA and the regulations thereunder will require the Company to expand substantial funds.

ITEM 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         10 - Master Lease dated November 20, 1997 between Movieplex Realty Leasing, L.L.C. and the Company (confidential treatment has been applied for with respect to certain provisions of the exhibit).

         27.1 - Financial Data Schedule (for SEC use only)

         27.2 - Restated Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CARMIKE CINEMAS, INC.
                                     (Registrant)


Date: August 11, 1998                By: /s/ Michael W. Patrick
     -----------------                  -----------------------------------
                                        Michael W. Patrick - President
                                        (Chief Executive Officer)


Date: August 11, 1998                By: /s/ John O. Barwick, III
     -----------------                  -----------------------------------
                                        John O. Barwick, III -
                                        Vice President - Finance
                                        (Chief Accounting and
                                        Financial Officer)