Form 10-Q
period 1998-09-30
CARMIKE CINEMAS INC
filed 1998-11-16
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

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

Class A Common Stock, $.03 par value --
  9,942,487 shares outstanding as of November 10, 1998

Class B Common Stock, $.03 par value --
  l,420,700 shares outstanding as of November 10, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              1998                 1997
                                                          -------------         ------------
                                                          (Unaudited)
                                                                 (000's omitted)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $     5,843        $    16,545
     Short-term investments                                         800              3,042
     Recoverable construction allowances
       under capital leases                                         -0-              2,100
     Accounts and notes receivable                                3,174                758
     Inventories                                                  3,761              3,082
     Prepaid expenses                                             5,909              5,448
                                                            -----------         ----------
             TOTAL CURRENT ASSETS                                19,487             30,975

OTHER ASSETS                                                     23,041             23,817


PROPERTY AND EQUIPMENT
     Total cost                                                 751,278            646,161
     Accumulated depreciation & amortization                   (173,003)          (149,105)
                                                            ------------      -------------
                                                                578,275            497,056


EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED                                                     66,760             68,149
                                                            -----------        -----------

                                                            $   687,563        $   619,997
                                                            ===========        ===========

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                1998                1997
                                                                           -------------       ------------
                                                                           (Unaudited)
                                                                                   (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                      $    20,962         $    26,122
     Accrued expenses                                                           22,437              17,833
     Current maturities of long-term debt
       and capital lease obligations - Note B                                   31,787              19,077
                                                                           -----------          ----------
           TOTAL CURRENT LIABILITIES                                            75,186              63,032

LONG TERM LIABILITIES
     Long-term debt, less current maturities-Note B                            277,061             222,242
     Senior notes, less current maturities                                      65,909              79,870
     Capital lease obligations, less current maturities                         38,772              39,550
     Deferred income taxes                                                      14,431              12,431
                                                                           -----------        ------------
                                                                               396,173             354,093
SHAREHOLDERS' EQUITY
     Class A Common Stock, $.03 par value, one vote
       per share, authorized 22,500,000 shares,
       issued 9,942,487 and 9,918,587 shares, respectively                         298                 298
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and
       outstanding 1,420,700 shares                                                 43                  43
     Paid-in capital                                                           105,093             104,677
     Retained earnings                                                         110,770              97,854
                                                                           -----------        ------------

                                                                               216,204             202,872
                                                                           -----------         -----------

                                                                           $   687,563         $   619,997
                                                                           ===========         ===========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                         1998         1997           1998         1997
                                                                       --------      --------      --------      --------
                                                                              (000's omitted except per share data)
     REVENUES
          Admissions                                                   $ 92,126      $ 88,626      $248,777      $241,473
          Concessions and other                                          42,594        40,110       113,783       105,794
                                                                       --------      --------      --------      --------
                                                                        134,720       128,736       362,560       347,267

     COSTS AND EXPENSES
          Film exhibition costs                                          47,027        47,571       132,128       126,166
          Concession costs                                                5,445         5,382        15,056        13,763
          Other theatre operating costs                                  49,738        46,532       141,795       132,402
          General and administrative                                      1,820         1,485         5,319         4,713
          Depreciation and amortization                                   9,769         8,346        27,843        24,183
                                                                       --------      --------      --------      --------
                                                                        113,799       109,316       322,141       301,227
                                                                       --------      --------      --------      --------
                                       OPERATING INCOME                  20,921        19,420        40,419        46,040
     Interest expense                                                     6,792         6,148        19,586        16,791
                                                                       --------      --------      --------      --------
                                       INCOME BEFORE INCOME TAXES        14,129        13,272        20,833        29,249

     Income taxes                                                         5,369         5,044         7,917        11,115
                                                                       --------      --------      --------      --------
                                       NET INCOME                      $  8,760      $  8,228      $ 12,916      $ 18,134
                                                                       ========      ========      ========      ========

     NET INCOME PER SHARE
          Basic                                                        $    .77      $    .73      $   1.14      $   1.61
                                                                       ========      ========      ========      ========

          Diluted                                                      $    .77      $    .72      $   1.13      $   1.59
                                                                       ========      ========      ========      ========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1998              1997
                                                                 -----------        ------------
                                                                        (000's omitted)
     OPERATING ACTIVITIES
          Net income                                             $    12,916       $    18,134
          Items which did not use cash:
            Depreciation and amortization                             27,843            24,183
            Deferred income taxes                                      2,000               -0-
          Gain on sale of property and equipment                      (1,257)           (2,130)
          Changes in operating assets and liabilities:
              Accounts and notes receivable and inventories           (3,095)           (2,927)
              Prepaid expenses                                          (461)           (2,051)
              Accounts payable                                        (5,159)           (4,531)
              Accrued expenses                                         4,604             6,015
                                                                 -----------       -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                        37,391            36,693

     INVESTING ACTIVITIES
          Purchases of property and equipment                       (107,841)         (104,770)
          Purchases of assets from other theatre operators               -0-           (16,800)
          Disposals of property and equipment                          1,682             5,214
          Decrease (increase) in:
            Short-term investments                                     2,242             4,681
            Other                                                        519            (6,227)
                                                                 -----------       -----------
              NET CASH USED IN INVESTING ACTIVITIES                 (103,398)         (117,902)

     FINANCING ACTIVITIES Debt and other liabilities:
            Borrowings under revolving credit line                 2,317,500         1,598,500
            Repayments of revolving credit line                   (2,246,000)       (1,513,000)
            Payments on long term obligations                        (18,710)          (11,177)
          Issuance of Class A Common Stock                               415             4,757
          Recoverable construction allowances
            under capital leases                                       2,100            (2,827)
                                                                 -----------       -----------

                                   NET CASH PROVIDED BY
                                   FINANCING ACTIVITIES               55,305            76,253
                                                                 -----------       -----------
                                   DECREASE IN CASH AND
                                   CASH EQUIVALENTS                  (10,702)           (4,956)

     Cash and cash equivalents at beginning of period                 16,545             5,569
                                                                 -----------       -----------
                   CASH AND CASH EQUIVALENTS AT
                            END OF PERIOD                        $     5,843       $       613
                                                                 ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- REVOLVING CREDIT FACILITY

On October 17, 1997, the Company entered into a credit agreement (the "1997 Credit Agreement") with a consortium of twelve banks which provides a revolving line of credit of up to $275 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five-year period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank, N.A. or LIBOR +
 .875% and is required to pay annual fees of .30% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of defined funded debt to defined cash flows.

On August 3, 1998, Wachovia Bank of Georgia, N.A. provided the Company a $50 million loan (the "Loan") (the Loan and the 1997 Credit Agreement are collectively known as the "Bank Agreements"). The Loan matures December 31, 1998 and the Company pays interest under the Loan at the same rates as under the 1997 Credit Agreement. At September 30, 1998, $16.5 million was outstanding under this facility.

At September 30, 1998, the Company had $33.5 million available for borrowings under the Bank Agreements. The Company has classified all amounts outstanding under the 1997 Credit Agreement as long-term in the accompanying Consolidated Balance Sheets because management intends that at least that amount would remain outstanding during 1998. The Company entered into amendments effective September 29, 1998 with respect to each of the Bank Agreements in order to modify certain of the financial covenants contained therein.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998


NOTE C -- EARNINGS PER SHARE

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                1998         1997         1998         1997
                                               -------      -------      -------      -------
     WEIGHTED AVERAGE SHARES
        OUTSTANDING
          Basic                                 11,362       11,339       11,355       11,257

          Effect of dilutive securities -
            Employee stock options                  53          115           70          118
                                               -------      -------      -------      -------

          Diluted                               11,415       11,454       11,425       11,375
                                               =======      =======      -------      -------

     NET INCOME                                $ 8,760      $ 8,228      $12,916      $18,134
                                               =======      =======      =======      =======

     EARNINGS PER COMMON SHARE
          Basic                                $   .77      $   .73      $  1.14      $  1.61
                                               =======      =======      =======      =======

          Diluted                              $   .77      $   .72      $  1.13      $  1.59
                                               =======      =======      =======      =======

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

In April 1998, AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. Start-up costs, including organizational costs, are expensed as incurred under SOP 98-5. Upon adoption, SOP 98-5 requires the write-off, as a cumulative effect of a change in accounting principle, of any previously capitalized start-up or organizational costs.

The Company plans to adopt Statement No. 133 in 2000 and SOP 98-5 in 1999, but has not yet completed its analysis of the impact, if any, that Statement No. 133 and SOP 98-5 may have on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC").

Except for the historical information contained herein, the following discussion contains forward-looking statements with respect to future events, trends, market conditions and financial performance, among other matters. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek," and similar expressions, when used in this report and in such other statements, are intended to identify forward-looking statements. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry and competition with other forms of entertainment and representations by the Company's vendors and counterparties as to Year 2000 issues, as well as those factors discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1997 Form 10-K.

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1998 increased 4.6% to $134.7 million from $128.7 million for the quarter September 30, 1997. This increase consists of a $3.5 million increase in admissions and a $2.5 million increase in concessions and other. The increases are attributed to additional revenues generated by the increased number of screens in operation, an increase in the average admission sale per patron, and an increase in the average concession sale per patron. For the quarter ended September 30, 1998, the Company's average admission price was $4.21, its average concession sale per patron was $1.79 and revenue per average screen was $48,936. For the quarter ended September 30, 1997, the Company's average admission price was $4.17, its average concession sale per patron was $1.68 and revenue per average screen was $47,609.

Total revenues for the nine months ended September 30, 1998 increased 4.4% to $362.6 million from $347.3 million for the nine months ended September 30, 1997. This increase consists of a $7.3 million increase in admissions and a $8.0 million increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the number of screens in operation, increases in admission prices, and an increase in the average concession sale per patron. For the nine months ended September 30, 1998, the Company's average admission price was $4.25, its average concession sale per patron was $1.78 and revenue per average screen was $132,612. For the nine months ended September 30, 1997, the Company's average admission price was $4.23, its average concession sale per patron was $1.67 and revenue per average screen was $132,444.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) increased 2.7% from $99.5 million for the quarter ended September 30, 1997 to $102.2 million for the quarter ended September 30, 1998. This dollar increase is due to the increased number of screens in operation. As a percentage of total revenues, cost of operations decreased to 75.9% of total revenues in the quarter ended September 30, 1998 from 77.3% for the quarter ended September 30, 1997 due to a lower level of film exhibition costs as a percentage of total revenues combined with a reduction in the cost of concessions.

Cost of operations for the nine months ended September 30, 1998 increased 6.1% from $272.3 million for the nine months ended September 30, 1997 to $289.0 million, due to the increased number of screens in operation, plus a higher level of film exhibition costs paid due to films that did not play for an extended period of time and a slight increase in concession costs. As a percentage of total revenues, cost of operations increased from 78.4% of total revenues to 79.7% of total revenues in the nine months ended September 30, 1998 for the reasons enumerated above.

General and administrative costs for the quarter ended September 30, 1998 increased to 1.4% of total revenues from 1.2% of total revenues for the quarter ended September 30, 1997 primarily due to increased staffing.

General and administrative costs for the nine months ended September 30, 1998 increased to 1.5% of total revenues from 1.4% of total revenues for the quarter ended September 30, 1997.

Depreciation and amortization increased to $9.8 million for the quarter ended September 30, 1998 from $8.3 million due to additional depreciation and amortization from the Company's expansions in 1997 and 1998.

Depreciation and amortization for the nine months ended September 30, 1998 increased from $24.2 million to $27.8 million due to additional depreciation and amortization from the Company's acquisitions and expansions in 1997 and 1998.

Interest expense for the quarter ended September 30, 1998 increased to $6.8 million from $6.1 million due to the increase in the average amount of outstanding debt and increase in the rate the Company is paying under its loan agreements.

Interest expense for the nine months ended September 30, 1998 increased to $19.6 million from $16.8 million for the nine months ended September 30, 1997 due to the increase in the average amount of outstanding debt.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On October 17, 1997, the Company entered into a new credit agreement (the "1997 Credit Agreement") with a consortium of twelve banks which provides a revolving line of credit of up to $275 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five-year period. The Company has the option to borrow at interest rates based on either the bank base rate or LIBOR plus .875% and is required to pay annual commitment fees of .30% on the full amount of the facility. The interest rate, facility fees and commitment fees are subject to adjustment based upon the Company's ratio of total debt to defined cash flows.

     On August 3, 1998, Wachovia Bank of Georgia, N.A. provided the Company a $50 million loan (the "Loan") (the Loan and the 1997 Credit Agreement are collectively referred to herein as the "Bank Agreements"). As amended, the Loan matures December 31, 1998 and bears interest at the same rates as the 1997 Credit Agreement. At September 30, 1998, $16.5 million was outstanding under this facility.

     The Bank Agreements, as well as certain outstanding unsecured notes of the Company held by institutional investors (the "Senior Notes") and a master lease facility with Movieplex Realty Leasing L.L.C. (the "Master Lease," and, together with the Bank Agreements and Senior Notes, the "Financing Arrangements") contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. The Company entered into amendments effective September 29, 1998 or September 30, 1998, as the case may be, with respect to each of the Financing Arrangements in order to gain relief from certain of the financial covenants contained therein. Following these amendments, the Company is in compliance with all of the terms of its Financing Arrangements.

The Company's capital expenditures arise principally in connection with theatre acquisitions, renovation and expansion of existing theatres and the development of new theatres. During the first nine months of 1998, such capital expenditures totaled $107.8 million. The Company estimates that total capital expenditures for 1998 will be approximately $150.0 million.

The Company believes that its presently anticipated capital needs for theatre construction and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the revolving credit lines (see Note B of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings or sale/leasebacks. On November 10, 1998, the Company had approximately $6.2 million in cash and short term investments on hand and approximately $17.0 million was available under the Company's revolving credit lines.

Cash from operating activities was $37.4 million for the nine months ended September 30, 1998, compared to $36.7 million for the nine months ended September 30, 1997. The increase in cash flow from operating activities was primarily due to the increase in accounts payable. Net cash used in investing activities was $103.4 million for the nine months ended September 30, 1998 as compared to $117.9 million in the prior year period. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures. For the nine-month periods ended September 30, 1998 and 1997, cash provided by financing activities was $55.3 million and $76.3 million, respectively. The decrease in cash provided by financing activities was due to a decreased level of net borrowings under the Company's revolving credit line combined with the repayment of a subordinated note that matured in June 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000

The Year 2000 issue refers generally to the data structure problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations. Moreover, even if a company's systems are Year 2000 compliant, a problem may exist to the extent that the data that such systems process is not.

The Company's State of Readiness. The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company's Year 2000 compliance program has three phases: (1) identification, (2) remediation (including modification, upgrading and replacement) and (3) testing. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to a change in response to new developments.

The Company has three material internal IT systems: (1) its accounting system,
(2) its proprietary IQ-Zero point-of-sale system and (3) a film system through which the Company manages the booking of the films shown in its theatres. The Company has completed the identification, remediation and testing phases with respect to its accounting system. Although the Company has completed the identification and remediation phases with respect to its IQ-Zero and film systems, the testing phase will not be completed until first quarter 1999. The Company has conducted a survey of its theatres and has not identified any non-IT systems the failure of which to be Year 2000 compliant would have a material adverse effect on the Company's business, operating results or financial condition. The Company has surveyed its material vendors and suppliers (including concession, technical and film suppliers) and the financial institutions with whom it has material relationships. Based on such survey, the Company is not aware of any material third-party Year 2000 risks.

Costs to Address the Company's Year 2000 Issues. The Company estimates that the cost of remediation of problems related to Year 2000 issues will be less than $50,000. This cost includes the cost of upgrading its film system.

The Company's Contingency Plans. If the Company's internal IT systems are not Year 2000 compliant on a timely basis, the Company plans to operate such systems manually until any Year 2000 issues are remediated. Such remediation may result in loss of data and information and increased costs of operations. In addition, if the IQ-Zero system failed to operate properly due to Year 2000 problems, local management staff may not be able to focus their attention on their customers and theatre needs. The Company expects to maintain close contact with the third parties with whom the Company has material relationships, such as vendors, suppliers and financial institutions, during the period immediately before and after January 1, 1999 to ensure that such third parties' Year 2000 issues do not affect the Company's operations.

The Risks of the Company's Year 2000 Issues. In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on the Company's financial statements. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


system will not have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as vendors, suppliers and financial institutions, the Year 2000 problem could also have a material adverse effect on the Company's business, results of operations and financial condition.

                           PART II. OTHER INFORMATION


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


ITEM 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

         4.1   --   Amendment dated September 29, 1998 of Carmike Cinemas, Inc.
                    $275,000,000 Credit Agreement

         4.2   --   Amendment dated September 29, 1998 of Carmike Cinemas, Inc.
                    Master Lease with Movieplex Realty Leasing, L.L.C.

         4.3   --   Amendment dated September 29, 1998 of Carmike Cinemas, Inc.
                    7.90% Senior Notes due 2002

         4.4   --   Amendment dated September 29, 1998 of Carmike Cinemas, Inc.
                    7.52% Senior Notes due 2003

         4.5   --   Amendment dated September 29, 1998 of Carmike Cinemas, Inc.
                    10.53% Senior Notes due 2005

        27.1   --   Financial Data Schedule (for SEC use only)

        27.2   --   Restated Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARMIKE CINEMAS, INC.
                                       (Registrant)


Date: November 16, 1998                By: /s/ Michael W. Patrick
     -----------------------------        ---------------------------------
                                             Michael W. Patrick - President
                                             (Chief Executive Officer)


Date: November 16, 1998                By: /s/ John O. Barwick, III
     -----------------------------        ---------------------------------
                                             John O. Barwick, III - Vice
                                             President Finance
                                             (Chief Accounting and
                                               Financial Officer)