Form 10-K
period 1998-12-31
CARMIKE CINEMAS INC
filed 1999-03-30
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _______

                         Commission File Number 1-11604

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

                                 (706) 576-3400
              (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                    Title of Each Class                                    Name of Each Exchange on Which Registered
      ----------------------------------------------                       ------------------------------------------
     CLASS A COMMON STOCK, PAR VALUE $.03 PER SHARE                             NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:
                                           NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

         As of March 1, 1999, 9,942,487 shares of Class A Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Class A Common Stock held by non-affiliates of the registrant was approximately $148,473,795. As of March 1, 1999, 1,420,700 shares of Class B Common Stock, par value $.03 per share, were outstanding, all of which shares are held by affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
Part I                                                                                                     ------
         Item 1.    Business..................................................................................3

         Item 2.    Properties...............................................................................18

         Item 3.    Legal Proceedings........................................................................18

         Item 4.    Submission of Matters to a Vote of Security Holders......................................18

         Executive Officers of the Registrant................................................................19

Part II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................21

         Item 6.    Selected Financial and Operating Data....................................................22

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...............................................................................24

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................33

         Item 8.    Financial Statements and Supplementary Data..............................................33

         Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
                    Disclosure...............................................................................34

*Part III

         Item 10.   Directors and Executive Officers of the Registrant.......................................34

         Item 11.   Executive Compensation...................................................................34

         Item 12    Security Ownership of Certain Beneficial Owners and Management...........................34

         Item 13    Certain Relationships and Related Transactions...........................................34



Part IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................35

         *Incorporated by reference from 1999 Proxy Statement.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "slate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Carmike cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth below in "Item 1. Business -- Factors That May Affect Future Performance." By making these forward-looking statements, Carmike does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under the Federal securities laws.


         In this Report, the words "Company," "Carmike," "we," "our," "ours," and "us" refer to Carmike Cinemas, Inc. and its subsidiaries. Information in this Report as to the number of theatres and screens operated by us and average screens per theatre as of December 31, 1998 is net of theatres scheduled to be closed pursuant to our restructuring plan. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Impairments and Restructuring Charge."


                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Carmike is the largest motion picture exhibitor in the United States in terms of number of theatres operated and is the third largest in terms of the number of screens operated. As of December 31, 1998, Carmike operated 468 theatres with an aggregate of 2,658 screens located in 36 states. Carmike's theatres are located in small to mid-sized communities ranging in population size from approximately 7,700 to 456,000. As of December 31, 1998, management believes that Carmike was the sole exhibitor in approximately 65.0% of its film licensing zones and was the leading exhibitor in approximately 83.0% of its film licensing zones.

         Carmike was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of its predecessor, the Martin Theatres circuit, by present management of Carmike. The principal executive offices of Carmike are located at 1301 First Avenue, Columbus, Georgia 31901, and the telephone number is (706) 576-3400.

RECENT DEVELOPMENTS

         Subordinated Debt Placement

         On February 3, 1999, Carmike sold in a private placement (the "Subordinated Debt Placement") $200.0 million in principal amount of its 9 3/8% Senior Subordinated Notes due 2009 (the "Notes") to Goldman, Sachs & Co., First Union Capital Markets, a division of Wheat First Securities, Inc., and ING Baring Furman Selz LLC (collectively, the "Initial Purchasers"). Under the Indenture relating to the Notes, Carmike will pay interest on the Notes on February 1 and August 1 of each year. The first such payment will be made on August 1, 1999. Carmike has the option to redeem all or a portion of the Notes at any time on or after February 1, 2004. Before February 1, 2002, Carmike may redeem up to 35.0% of the aggregate principal amount of the Notes issued under the Indenture with the proceeds of certain offerings of Carmike's equity securities. If Carmike experiences specific kinds of changes in control, Carmike must offer to repurchase the Notes.

         The proceeds from the sale of the Notes were used to redeem three series of Carmike's senior notes held by certain institutional investors (the "Senior Notes"). In connection with the redemption of Senior Notes and the amendment to Carmike's revolving credit facility described below, Carmike expects to recognize an extraordinary charge of approximately $10.2 million ($6.1 million after income taxes) in the first quarter of 1999 to reflect the repayment premiums associated with the retirement of the Senior Notes and the related write-off of deferred financing costs.

         Refinancing Arrangements

         On January 29, 1999, Carmike amended and restated its revolving credit facility (as amended, the "Revolving Credit Facility"). In addition, on February 25, 1999, Carmike entered into a $75.0 million Term Loan B, the proceeds of which were applied to repay revolving credit borrowings. Following application of the proceeds of the Term Loan B, the maximum available borrowings under the Revolving Credit Facility was reduced from $275.0 million to $200.0 million. The Revolving Credit Facility also has an increased interest rate on borrowings and revised and additional financial covenants. In connection with the amendment and restatement of the Revolving Credit Facility, Carmike also amended and restated its Master Lease with Movieplex Realty Leasing, L.L.C. to provide for security interests and guarantees and to amend certain covenants contained therein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

THEATRE OPERATIONS

         Carmike's revenues are generated primarily from admissions and concessions sales. Additional revenues, which are not material, are generated from electronic video games installed in the lobbies of some of its theatres and on-screen advertising. The following table sets forth as of December 31, 1998 (after giving effect to the restructuring plan hereinafter described) certain information regarding the 468 theatres and 2,658 screens operated by Carmike:

STATE               THEATRES        SCREENS                  STATE               THEATRES        SCREENS
-----               --------        -------                  -----               --------        -------
Alabama................24             177                    Nebraska................9              32
Arkansas...............12              93                    New Mexico..............1               2
Colorado...............11              64                    New York................1               8
Delaware................2              12                    North Carolina.........65             373
Florida................16              89                    North Dakota............9              45
Georgia................37             247                    Ohio....................8              43
Idaho...................9              24                    Oklahoma...............14              66
Illinois................3              13                    Pennsylvania...........38             202
Indiana.................2              13                    South Carolina.........26             147
Iowa...................20             130                    South Dakota............8              50
Kansas..................2              12                    Tennessee..............39             229
Kentucky...............11              53                    Texas..................17              80
Louisiana...............3              22                    Utah...................12              72
Maryland................2              12                    Virginia...............15              88
Michigan................2              10                    Washington..............1               1
Minnesota..............13              66                    West Virginia...........5              30
Missouri................1               8                    Wisconsin...............7              46
Montana................16              77                    Wyoming.................7              22

         In accordance with a restructuring plan adopted by Carmike's Board of Directors in December 1998, Carmike will close or dispose of 28 theatres with an aggregate of 116 screens during the next year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Impairments and Restructuring Charge." Theatres scheduled for disposition are not included in the above table.

         From time to time, Carmike converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Carmike also operates certain theatres for the exhibition of first-run films at a reduced admission price. These theatres are typically in a smaller market where Carmike is the only exhibitor in the market. At December 31, 1998, Carmike operated 64 theatres with 250 screens as Discount Theatres.

         As of December 31, 1998, Carmike owned 88 of its theatres, had 322 ground and improvement leases and had 49 ground leases, excluding theatres scheduled to be closed in 1999. An additional nine theatres were operated by Carmike under shared ownership.

         Carmike's theatre operations are under the supervision of its Senior Vice President -- Operations and four division managers. The division managers are responsible for implementing Company operating policies and supervising Carmike's eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of Carmike's theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at the corporate headquarters of Carmike.

         Carmike has implemented an incentive bonus program for theatre level management which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, Carmike evaluates "mystery shopper" reports on the quality of service, cleanliness and film presentation at individual theatres.

         Carmike relies upon advertisements and movie schedules published in newspapers to inform its customers of film selections and show times. Newspaper advertisements are typically displayed in a single group for all Carmike's theatres located in the newspaper's circulation area. In addition, Carmike utilizes radio spots and promotions to further market its films. Major distributors frequently share the cost of newspaper and radio advertising. Carmike also exhibits in its theatres previews of coming attractions and films presently playing on Carmike's other screens in the same market area. In addition, Carmike sells gift certificates and offers a discount ticket plan to attract groups of patrons to its theatres.

THEATRE DEVELOPMENT

         Carmike's growth strategy primarily involves the development of new theatres and the addition of screens and other improvements to existing theatres, and selective acquisitions of theatres as available. During 1998, Carmike opened 16 new theatres with 182 screens, added 16 auditoriums to its existing theatres and retrofit 114 auditoriums at certain of its theatres. At December 31, 1998, Carmike had 152 screens under construction, and intends to develop approximately 382 screens during 1999. Carmike's capital expenditures during 1998 aggregated approximately $146.7 million, net of lease financings, and Carmike estimates that capital expenditures in connection with its development plans will aggregate approximately $129.0 million, net of lease financings, during 1999. Carmike expects that theatre construction, expansion and renovation and capital expenditures will be approximately $75.0 million, net of lease financings, for 2000.

         Carmike has designed a prototype multiplex theatre which can be adapted and sized to a particular location, which management believes results in construction and operating cost savings. Carmike's typical new multiplex is designed for a market with a population of between 100,000 to 250,000, has 12 to 20 screens (with 16 screens being typical), and features digital stereo surround sound, oversized screens, plush seating with cup holders and a spacious lobby. Stadium seating will be included in or added to certain theatres located in Carmike's larger markets, where appropriate. Carmike currently has 303 screens with stadium seating and plans to provide stadium seating in another 465 auditoriums during 1999. Carmike estimates that the average cost of a new 16-screen multiplex will be approximately $9.0 million ($4.0 million if the land and improvements are leased rather than owned).

FILM LICENSING

         Carmike obtains licenses to exhibit films by directly negotiating with or, in rare circumstances, submitting bids to film distributors. Carmike licenses films through its booking office located in Columbus, Georgia. Carmike's Senior Vice President -- Film, in consultation with Carmike's President, directs Carmike's motion picture bookings.

         Prior to negotiating or bidding for a film license, Carmike's Senior Vice President -- Film and film booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected MPAA rating. Successful licensing depends greatly upon the availability of commercially popular motion pictures, knowledge of the tastes of residents in markets served by each theatre and insight into the trends in those tastes. Carmike maintains a database that includes revenue information on films previously exhibited in its markets. This historical information is then utilized by Carmike to match new films with particular markets so as to maximize revenues.

         The major film distributors generally release during the summer and holiday seasons, primarily Thanksgiving and Christmas, those films which they anticipate to be the most successful. Consequently, Carmike has historically generated higher revenues during such periods.

         Film Rental Fees

         Film licenses typically specify rental fees based on the higher of a gross box office receipts formula or an adjusted gross box office receipts formula. Under a gross box office receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the run. Carmike's film rental fees typically begin at 60.0% of admission revenues and gradually decline to as low as 30.0% over a period of four to eight weeks. Under an adjusted gross box office receipts formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90.0%) of the excess of box office receipts over a negotiated amount for house expenses. In addition, Carmike is occasionally required to pay non-refundable guarantees of film rentals, to make advance payments of film rentals, or both, in order to obtain a license for a film. Although not specifically contemplated by the provisions of film licenses, the terms of film licenses generally (with the exception of Universal, Fox, Sony and DreamWorks) are adjusted or re-negotiated subsequent to exhibition of the film in relation to its success.

         Film Licensing Zones

         Film licensing zones are geographic areas (generally encompassing a radius of three to five miles) established by film distributors where any given film is allocated to only one theatre within that area. In film licensing zones where Carmike has little or no competition, Carmike obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive film licensing zones, a distributor will either require the exhibitors in the zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor for the film. Over the past several years, distributors have generally used the allocation rather than the bidding process to license their films. When films are licensed through a bidding process, exhibitors compete for licenses based upon economic terms. Carmike currently does not bid for films in any of its film licensing zones.

         First-Run Films

         Carmike predominantly licenses "first-run" films. If a film has substantial remaining potential following its first-run, Carmike may license it for a subsequent run (a "sub-run"). Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film cost is generally less than first-run film cost. Additionally, sub-runs enable Carmike to exhibit a variety of films during periods in which there are few new releases.

         Relationship with Distributors

         Carmike depends on, among other things, the quality, quantity, availability and acceptance by movie going customers of the motion picture product produced by the motion picture production companies and licensed for exhibition to the motion picture exhibitors by distribution companies. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of Carmike. The motion picture production and distribution industry in the United States is led by a few major movie studios and their distribution operations, but no single distributor dominates the market. See "-- Regulatory Environment." Accordingly, Carmike's business is dependent upon the availability of marketable pictures and its relationships with distributors.

         While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, the following nine major distributors accounted for approximately 92.0% of Carmike's admission revenues during the year ended December 31, 1998: Buena Vista, Warner Brothers, Fox, Paramount, Universal, DreamWorks, MGM/UA, Sony and New Line. Carmike licenses films from a number of distributors and believes that its relationships with distributors generally are satisfactory.

CONCESSIONS

         Concessions sales are Carmike's second largest revenue source after box office admissions, constituting 29.0% of total revenues for 1998. Carmike's strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, Carmike has introduced a limited number of new products, such as bottled water, coffee and ice cream, at certain of its theatre locations. Carmike actively seeks to promote concessions sales through the design and appearance of its concession stands, the introduction of special promotions from time to time, and the training of its employees to cross sell products. In addition, Carmike's management incentive bonus program includes concession results as a component of determining the bonus awards.

         Carmike negotiates prices for its concessions supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates.

MANAGEMENT INFORMATION SYSTEMS

         Carmike has a significant commitment to its major operating systems, some of which have been developed internally. Carmike's proprietary computer system, IQ-Zero, which is installed in all of its theatres, allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. IQ-Zero allows corporate management to monitor ticket and concessions sales and box+office and concession staffing on a daily basis. Carmike's integrated management information system, centered around IQ-Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. Accordingly, there is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

ADDITIONAL REVENUE STREAMS

         Carmike actively engages in efforts to develop revenue streams in addition to admissions and concessions revenues. Certain of Carmike's theatres include electronic video games located adjacent to or in the lobby, and on-screen advertising is provided on a number of Carmike's screens, each of which provides additional revenues to Carmike. Since 1997, Carmike has opened five family entertainment centers under the name Hollywood Connection(R), including three which were developed pursuant to a joint venture with Wal-Mart, and which feature multiplex theatres and other forms of entertainment. Carmike is currently evaluating this concept and is also exploring alternate revenue sources such as advertising and marketing programs on beverage and popcorn containers.

COMPETITION

         The motion picture exhibition industry is fragmented and highly competitive. In markets where it is not the sole exhibitor, Carmike competes against regional and independent operators as well as the larger theatre circuit operators.

         Carmike's operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. Carmike believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity, location and prestige of an exhibitor's theatres, quality of projection and sound at the theatres and the exhibitor's ability and willingness to promote the films. The competition for customers is dependent upon factors such as the availability of popular films, location of the theatres, customer comfort, quality of projection and sound and the ticket prices. Carmike believes that its admission prices are competitive with admission prices of competing theatres. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of Carmike's existing theatres, which may have a material adverse effect on Carmike's theatres. In addition, competitors have built or are planning to build theatres in certain areas in which Carmike operates, which may result in excess capacity in such areas and may adversely affect attendance and pricing at Carmike's theatres in such areas.

         The opening of large multiplexes and theatres with stadium seating by Carmike and certain of its competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by Carmike. In addition, demographic changes and competitive pressures can lead to a theatre location becoming impaired.

         Certain trends in the theatre exhibition industry favor larger better capitalized companies, creating an environment for consolidation. Recently, a number of significant acquisitions and consolidations in the movie exhibition industry have been completed. For example, the combination of the Loews Theatres exhibition business of Sony Pictures Entertainment Inc. with Cineplex Odeon Corporation, which was completed in May 1998, has resulted in a combined company, Loews Cineplex Entertainment Corporation, with approximately 2,900 screens in 458 locations. In December 1997, the investment firm of Kohlberg Kravis Roberts & Co. ("KKR") consummated its acquisition of Act III Cinemas, Inc. ("Act III"). In early 1998, KKR and Hicks, Muse, Tate & Furst, Inc. ("Hicks Muse") announced a joint agreement to acquire Regal Cinemas, Inc. ("Regal Cinemas") and to subsequently combine Regal Cinemas with Act III and with United Artists Theatre Company ("United Artists"), which Hicks Muse had proposed to acquire. Hicks Muse subsequently withdrew its offer to acquire United Artists; however, the combination of Regal Cinemas with Act III has resulted in a combined company with approximately 3,300 screens in 392 locations. Carmike cannot predict what impact such consolidations may have on Carmike's future results of operations.

         In addition to competition with other motion picture exhibitors, Carmike's theatres face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems (such as video on demand) could have a material adverse effect upon Carmike's business and results of operations. Carmike also competes for the public's leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

REGULATORY ENVIRONMENT

         The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Certain consent decrees resulting from such cases bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including Carmike, on a theatre-by-theatre basis. Consequently, exhibitors such as Carmike cannot assure themselves of a supply of motion pictures by entering into long-term arrangements with major distributors but must compete for licenses on a film-by-film and theatre-by-theatre basis.

         The Americans with Disabilities Act (the "ADA"), which became effective in 1992, and certain state statutes and local ordinances, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to patrons with disabilities. The ADA requires that theatres be constructed to permit persons with disabilities full use of a theatre and its facilities and reasonable access to work stations and may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. For example, Carmike is aware of several recent lawsuits that have been filed against other exhibitors by disabled moviegoers alleging that certain stadium seating designs violate the ADA. On June 30, 1998, Carmike executed a Settlement Agreement with the U.S. Department of Justice under Title III of the ADA. Under the Settlement Agreement, Carmike agreed to complete the readily achievable removal of barriers to accessibility, or alternatives to barrier removal, at two theatres operated by Carmike in Des Moines, Iowa and to distribute to all of its theatres a questionnaire designed to assist its management in the identification of existing and potential barriers and a threshold determination of what steps might be available for removal of such existing and potential barriers. Carmike is currently assessing the impact of such questionnaires on its theatres. Carmike constructs new theatres to be accessible to the disabled and believes it is otherwise in substantial compliance with applicable regulations relating to accommodating the needs of the disabled.

         Carmike's theatre operations are also subject to federal, state and local laws governing such matters as construction, renovation and operation of its theatres, as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. Carmike believes that its theatres are in material compliance with such requirements. At December 31, 1998, approximately 71.0% of Carmike's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines Carmike's labor costs for those employees.

         Carmike owns, manages and/or operates theatres and other properties which may be subject to certain U.S. federal, state and local laws and regulations relating to environmental protection, including those governing past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal. These persons include the present or former owner or operator of a contaminated property, and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property. Additionally, in the course of maintaining and renovating its theatres and other properties, Carmike periodically encounters asbestos containing materials ("ACMs") that must be handled and disposed in accordance with federal, state and local laws, regulations and ordinances. Such laws may impose liability for release of ACMs and may entitle third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs.

TRADEMARKS AND TRADENAMES

         Carmike owns or has rights to trademarks or trade names that it uses in conjunction with the operation of its theatres. Carmike owns the Carmike Cinemas(R) and Hollywood Connection(R) trademarks.

EMPLOYEES

         As of December 31, 1998, Carmike had approximately 10,234 employees, of which 54 are covered by collective bargaining agreements. Carmike considers its relations with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

         In addition to other factors and matters discussed elsewhere herein, factors that, in the view of Carmike, could cause actual results to differ materially from those discussed in forward-looking statements are set forth below. All forward-looking statements attributable to Carmike or persons acting on our behalf are expressly qualified in their entirety by the following cautionary statements.

         Seasonality

         Our business is generally seasonal, with higher revenues generated during the summer and holiday seasons. While motion picture distributors have begun to release major motion pictures evenly throughout the year, the most marketable motion pictures are usually released during the summer and the year-end holiday periods. Additionally, the unexpected emergence of a hit film may occur in these or other periods. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter. Moreover, to the extent that certain "event" films are distributed more widely than in the past, our margins may be hurt as a result of the higher film licensing fees payable during the early period of a film's run. For the year ended December 31, 1998, the percentages of our admissions revenue by quarter were as follows: first quarter 24.4%; second quarter 23.0%; third quarter 27.9%; and fourth quarter 24.7%.

         Dependence upon Motion Picture Production and Performance

         Our business depends on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures in our theatre markets. We mainly license first-run motion pictures. Our results of operations will vary from period to period based upon the quantity and quality of the motion pictures we show in our theatres. For example, in the first quarter of 1998, we benefited from the unexpectedly long run and success of "Titanic," while in the second quarter of 1998 our results were adversely impacted by the disappointing performance of certain "event" films. A disruption in the production of motion pictures, lack of motion pictures or poor performance of motion pictures in theatres could adversely affect our business and results of operations.

         Dependence on Relationships with Motion Picture Distributors

         Our business depends to a significant degree on maintaining good relations with the major film distributors that license films to our theatres. While there are numerous motion picture distributors that provide quality first-run movies to the motion picture exhibition industry, the following nine distributors accounted for approximately 92.0% of our admission revenues for the fiscal year ended December 31, 1998 -- Buena Vista, DreamWorks, Fox, New Line Cinema, Paramount, Sony, United Artists, Universal and Warner Brothers. No single distributor dominates the market. A deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.

         Government Regulation

         Like others in our industry, we are subject to certain federal, state and local laws and regulations which limit the manner in which we may conduct our business. The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. As a result of these laws and cases, we cannot ensure a supply of motion pictures by entering into long term arrangements with major distributors. Instead, we must compete for film licenses on a film by film and theatre by theatre basis.

         The ADA and certain state statutes and local ordinances, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to customers with disabilities. The ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed to permit persons with disabilities full use of a theatre and its facilities and reasonable access to work stations. We are aware of several recent lawsuits that have been filed against other exhibitors by disabled moviegoers alleging that certain stadium seating designs violated the ADA. We have established a program to review and evaluate our theatres and to make changes that may be required by law. Although we believe that the cost of complying with the ADA will not adversely affect our business and results of operations, we cannot predict the extent to which the ADA or any future laws or regulations regarding the needs of the disabled will impact our operations.

         Competition

         The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. In addition to competition from other motion picture exhibitors, we face competition from other forms of entertainment. We face varying degrees of competition with respect to licensing films, attracting customers, obtaining new theatre sites and acquiring theatre circuits. There have been a number of recent consolidations in the movie theatre industry, and the impact of such consolidations could have an adverse effect on our business. Even where we are the only exhibitor in a film licensing zone, we may still experience competition for moviegoers from theatres in a neighboring zone. In addition, our theatres compete with a number of other types of motion picture delivery systems, such as pay television, pay-per-view, satellite and home video systems. While the impact of such delivery systems on the motion picture industry is difficult to determine precisely, there is a risk that they will adversely affect attendance at motion pictures shown in theatres. Movie theatres also face competition from a variety of other forms of entertainment competing for the public's leisure time and disposable income, including sporting events, concerts, live theatre and restaurants.

         Expansion Plans

         We have in the past expanded our operations through theatre acquisitions and new theatre openings. We intend to continue pursuing an expansion strategy by:

     -   developing new theatres;

     -   expanding our existing theatres; and

     -   selectively acquiring existing theatres and theatre circuits.

         Developing new theatres poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax law considerations. Desirable sites for new theatres may be unavailable or expensive, and the market locations for new theatres may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to management's expectations. Additionally, there is a risk that we may not be able to manage growth as effectively as we have in the past if we expand our existing operations.

         We face significant competition for potential theatre locations and for opportunities to acquire existing theatres and theatre circuits. Because of this competition, we may be unable to make acquisitions on terms we consider acceptable.

         Future Capital Requirements

         Our industry is undergoing a transition as newer theatres with stadium seating are attracting moviegoers away from older theatres. As of December 31, 1998, we have 152 screens under construction, and we expect to add an aggregate of 382 screens during 1999. We anticipate that all of the theatres scheduled to be added in 1999 will provide stadium seating. We anticipate that our construction, expansion and renovation program will require capital expenditures of approximately $129.0 million, net of lease financings, in 1999, and approximately $75.0 million, net of lease financings, in 2000.

         Like others in our industry, we have been required to recognize charges associated with the write-down and closing of underperforming theatres primarily as a result of the emergence of new competition in the marketplace. The opening of large multiplexes by our competitors and the opening of newer theatres with stadium seating in certain of our markets have led us to reassess a number of our theatre locations to determine whether to renovate or to dispose of underperforming locations. In accordance with our restructuring plan, we will close 28 theatres in 1999 having an aggregate of 116 screens. The opening of new multiplexes by our competitors will likely continue to draw audiences away from our older theatres unless we continue to make significant capital expenditures. We have budgeted for 1999 approximately $6.2 million to retrofit approximately 83 screens to strengthen our market position in certain markets. We will lose revenue from those theatres while they are being renovated. As of December 31, 1998, after giving effect to our construction, expansion and renovation program, approximately 25.4% of our auditoriums featured stadium seating. Further advances in theatre design may also require us to make substantial capital expenditures in the future, or to close older theatres that cannot be economically renovated, to compete with new developments in theatre design.

         We believe that we will be able to satisfy our currently anticipated capital needs for theatre construction, expansion and renovation and possible acquisitions for at least the next two years by cash flow from operations and available cash, together with borrowings under our Revolving Credit Facility, additional sales of debt or equity securities, and additional bank financings and other forms of long-term debt. We may also enter into sales and leasebacks of theatre properties to supplement our current sources of capital. However, we cannot assure you that our business will generate sufficient cash flow from operations, that we will satisfy the requirements for borrowing under the Revolving Credit Facility, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to us to enable us to fund our capital expenditure needs.

         Impairment of Assets

         The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. We review for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We also periodically review and monitor our internal management reports and the competition in our markets for indicators of impairment of individual theatres. In the fourth quarter of 1998, we identified impairments of asset values for certain of our theatres. As a result, we recognized a non-cash impairment charge of approximately $38.3 million in the fourth quarter of 1998 to reduce the carrying value of approximately 145 theatres with approximately 610 screens. We also recorded an impairment charge, effective January 1, 1996, upon our adoption of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. There can be no assurance that we will not take additional charges in the future related to the impairment of assets.

         Substantial Leverage

         We have now and will continue to have a significant amount of indebtedness. Our substantial indebtedness could have important consequences. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our indebtedness;

     - increase our vulnerability to general adverse economic and industry conditions;

     - limit our ability to fund future working capital, capital expenditures for theatre construction, expansion, renovation or acquisition, and other general corporate requirements;

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - place us at a competitive disadvantage compared to our competitors that have less debt; and

     - limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. And, failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

         Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above. The terms of the agreements governing our indebtedness do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

         Ability to Service Debt

         To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures for theatre construction, expansion and renovation or theatre acquisition will depend on our future performance. Our future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated increases in revenues and cash flow as a result of our theatre construction, expansion and renovation program, and the scheduled closing of certain underperforming theatres, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Facility and cash that could be generated from lease financing arrangements and/or sales of additional debt or equity securities, will be adequate to meet our future liquidity needs for at least the next two years.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to us from the sale of debt or equity securities, additional bank financings, other long-term debt or lease financings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or raise additional capital through other means, on commercially reasonable terms or at all.

         Dependence upon Senior Management

         We believe that our success is due to our experienced management team. We depend in large part on the continued contribution of our senior management, including Michael W. Patrick, Carmike's President. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. We have an employment agreement with Michael W. Patrick which is automatically renewed each year and we maintain key man life insurance covering him.

         Risks Associated with the Year 2000

         The Year 2000 issue refers generally to the data structure problems that will prevent systems from properly recognizing dates after the year 1999. We have implemented a Year 2000 compliance program designed to ensure that our computer systems and applications will function properly beyond 1999. In light of our compliance efforts, we do not believe that the Year 2000 issue will adversely affect our business and results of operations. However, we cannot assure you that our systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not adversely affect our business and results of operations. To the extent the Year 2000 problem adversely affects the business and results of operations of third parties with whom we have important relationships, such as vendors, suppliers and financial institutions, the Year 2000 problem could also adversely affect our business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

ITEM 2.  PROPERTIES.

         As of December 31, 1998, Carmike owned 88 of its theatres, had 322 ground and improvement leases and had 49 ground leases, excluding theatres scheduled to be closed in 1999. An additional nine theatres were operated by Carmike under shared ownership.

         Carmike's leases are generally entered into on a long-term basis. The theatre leases generally provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount, and the payment of property taxes, common area maintenance, insurance and repairs. Carmike, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate for various periods with the maximum renewal period totaling 40 years.

         Carmike owns its headquarters building, which has approximately 48,500 square feet, in Columbus, Georgia. Pursuant to the terms of industrial revenue bonds which were issued in connection with the construction of the corporate offices, Carmike's interest in the building is encumbered by a Deed to Secure Debt and Security Agreement in favor of the Downtown Development Authority of Columbus, Georgia.



ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, Carmike is involved in routine litigation and legal proceedings in the ordinary course of its business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. Currently, Carmike does not have pending any litigation or proceedings that management believes will have a material adverse effect, either individually or in the aggregate, upon Carmike.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information as of March 15, 1999 regarding the executive officers of Carmike. For purposes of this section, references to Carmike include Carmike's predecessor, Martin Theatres, Inc.

NAME                                 AGE    TITLE
----                                 ---    -----
C.L. Patrick.........................80     Chairman of the Board of Directors

Michael W. Patrick...................48     President, Chief Executive Officer and Director

F. Lee Champion, III.................48     Senior Vice President, General Counsel, Secretary and Director

Larry M. Adams.......................55     Senior Vice President -- Information Systems

P. Lamar Fields......................44     Senior Vice President -- Real Estate

Anthony J. Rhead.....................57     Senior Vice President -- Film

H. Madison Shirley...................47     Senior Vice President-- Concessions and Assistant Secretary

Fred W. Van Noy......................42     Senior Vice President -- Operations

James R. Davis.......................60     Vice President -- Technical

Marilyn B. Grant.....................51     Vice President -- Advertising

Philip A. Smitley....................40     Assistant Vice President and Controller

         C.L. PATRICK, who has served as Chairman of the Board of Directors of Carmike since April 1982, joined Carmike in 1945, became its General Manager in 1948 and served as President of Carmike from 1969 to 1970. He served as President of Fuqua Industries, Inc. from 1970 to 1978 and as Vice Chairman of the Board of Directors of Fuqua Industries, Inc. from 1978 to 1982. Mr. Patrick is a director emeritus of Columbus Bank & Trust Company. Messrs. Michael W. Patrick and Carl L. Patrick, Jr., a director of Carmike, are the sons of Mr. C.L. Patrick.

         MICHAEL W. PATRICK has served as President of Carmike since October 1981, as a director of Carmike since April 1982 and as Chief Executive Officer since March 29, 1989. He joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of Columbus Bank & Trust Company and the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.

         F. LEE CHAMPION, III joined Carmike in January 1998 as Senior Vice President, General Counsel and Secretary. In December 1998, he was elected a director of Carmike. Prior to joining Carmike, Mr. Champion practiced law with the firm of Champion and Champion.

         LARRY M. ADAMS joined Carmike as Data Processing Manager in July 1973. In August, 1982, he became Vice President -- Informational Systems and in December 1997 he became Senior Vice President -- Information Systems. In March 1999, Mr. Adams assumed the duties of interim chief accounting officer.

         P. LAMAR FIELDS joined Carmike in January 1983 as Director of Real Estate. He served in this position until 1985 when he became Vice President -- Development. In December 1997 he was elected to his present position of Senior Vice President -- Real Estate.

         ANTHONY J. RHEAD joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President -- Film of Carmike and in December 1997 was elected Senior Vice President -- Film. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

         H. MADISON SHIRLEY joined Carmike in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President -- Concessions in 1990 and Senior Vice President -- Concessions and Assistant Secretary in December 1997.

         FRED W. VAN NOY joined Carmike in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President -- General Manager. In December 1997, he was elected to his present position as Senior Vice President -- Operations.

         JAMES R. DAVIS joined Carmike in 1990 as Technical Director. He served in this position until December 1995, when he was elected to his present position as Vice President -- Technical.

         MARILYN B. GRANT joined Carmike in 1975 as a bookkeeper. She served as Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President -- Advertising.

         PHILIP A. SMITLEY joined Carmike in April 1997 as Controller. In January 1998, he was elected to his present position of Assistant Vice President and Controller. In March 1999, he assumed the duties of interim chief financial officer. Prior to joining Carmike, Mr. Smitley was Divisional Controller -- Transportation of Burnham Service Corporation, a trucking company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Carmike's Class A Common Stock, par value $.03 per share (the "Class A Common Stock"), is traded on the New York Stock Exchange under the symbol "CKE." The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the New York Stock Exchange for the periods indicated.

                                                                                 HIGH                 LOW
                                                                            -------------          ----------
         1997
              First Quarter.............................................    $     29               $  23 1/8
              Second Quarter............................................          35 1/8              28 1/2
              Third Quarter.............................................          32 3/4              27 3/16
              Fourth Quarter............................................          33 3/8              28 3/16

         1998
              First Quarter.............................................    $     32 1/2           $  27 1/8
              Second Quarter............................................          33 1/16             25 11/16
              Third Quarter.............................................          27 11/16            17 5/8
              Fourth Quarter............................................          21 11/16            15 1/16

         On March 1, 1999, the last reported sale price of the Class A Common Stock on the New York Stock Exchange was $15.875 per share. As of March 1, 1999, there were approximately 741 and three holders of record of Carmike's Class A Common Stock and Class B Common Stock, par value $.03 per share (the "Class B Common Stock"), respectively.

         Carmike has never declared or paid any cash dividends on its Class A Common Stock or Class B Common Stock. Carmike currently intends to retain future earnings for use in the expansion and operation of its business and, therefore, does not anticipate paying dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of Carmike's board of directors and will depend on Carmike's earnings, capital requirements, financial condition and other relevant factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note E of Notes to Consolidated Financial Statements regarding restrictions in Carmike's debt instruments on Carmike's ability to pay dividends.

         On November 22, 1998, GS Capital Partners III, L.P. and certain other affiliates of Goldman, Sachs & Co. purchased an aggregate of 550,000 shares of Carmike's 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $55.0 million. This preferred stock placement was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. In addition, the purchasers of the Series A Preferred Stock are sophisticated and had access to information about Carmike.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

         The selected consolidated Statement of Income and Balance Sheet data set forth below were derived from the consolidated financial statements of Carmike. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Carmike's Consolidated Financial Statements and related Notes thereto.



                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------
                                                    1994         1995 (1)        1996 (2)          1997 (2)       1998 (3)
                                                 ----------     ----------      ----------       ----------      -----------
                                                            (IN MILLIONS EXCEPT PERCENTAGES, RATIOS AND OPERATING DATA)
STATEMENT OF INCOME DATA:
     Revenues:
         Admissions .......................      $    232.1     $    253.7      $    296.6       $    319.2      $    330.5
         Concessions and other ............            95.5          111.0           130.1            139.4           151.1
                                                 ----------     ----------      ----------       ----------      ----------
              Total revenues ..............           327.6          364.7           426.7            458.6           481.6
     Costs and expenses:
         Film exhibition costs ............           123.6          135.6           157.0            169.7           177.8
         Concession costs .................            12.2           15.0            17.3             18.3            19.9
         Other theatre operating costs ....           119.0          143.7           164.1            175.1           187.9
         General and administrative .......             5.1            5.5             6.0              6.4             7.1
         Depreciation and amortization ....            22.5           27.2            28.4             33.4            37.5
         Impairment of long-lived assets ..              --             --            45.4               --            38.3
         Restructuring charge .............              --             --              --               --            34.7
                                                 ----------     ----------      ----------       ----------      ----------
                                                      282.4          327.0           418.2            402.9           503.2
                                                 ----------     ----------      ----------       ----------      ----------
              Operating income (loss) .....            45.2           37.7             8.5             55.7           (21.6)
     Interest expense .....................            17.0           16.0            20.3             23.1            27.2
                                                 ----------     ----------      ----------       ----------      ----------
     Income (loss) before income taxes ....            28.2           21.7           (11.8)            32.6           (48.8)
     Income tax expense (benefit) .........            11.2            8.7            (4.5)            12.4           (18.2)
                                                 ----------     ----------      ----------       ----------      ----------
     Net income (loss) ....................      $     17.0     $     13.0      $     (7.3)      $     20.2      $    (30.6)
                                                 ----------     ----------      ----------       ----------      ----------

Weighted average common shares outstanding:
     Basic ................................           8,312         11,161          11,174           11,277          11,356
                                                 ----------     ----------      ----------       ----------      ----------
     Diluted ..............................           8,477         11,260          11,174           11,366          11,356
                                                 ----------     ----------      ----------       ----------      ----------

Earnings (loss) per common share:
     Basic ................................      $     2.04     $     1.17      $    (0.65)      $     1.79      $    (2.73)
                                                 ----------     ----------      ----------       ----------      ----------
     Diluted ..............................      $     2.00     $     1.16      $    (0.65)      $     1.78      $    (2.73)
                                                 ----------     ----------      ----------       ----------      ----------

                                                                            AS OF DECEMBER 31,
                                                 ---------------------------------------------------------------------------
                                                     1994             1995           1996          1997              1998
                                                 ---------------------------------------------------------------------------
                                                                   (in millions, except operating data)
BALANCE SHEET DATA:
     Cash and cash equivalents ............      $     17.9      $     11.3      $      5.6      $     16.5      $     17.8
     Property and equipment, net ..........           294.0           371.9           388.0           497.1           573.6
     Total assets .........................           377.6           478.0           489.4           620.0           697.5
     Total long-term obligations, including
         current maturities (4) ...........           153.3           230.5           268.3           360.7           351.8
     Total shareholders' equity ...........           172.0           185.1           178.0           202.9           226.3

OPERATING DATA:
     Theatre locations (5) ................             445             519             519             520             468
     Screens (5) ..........................           1,942           2,383           2,518           2,720           2,658
     Average screens per location .........             4.4             4.6             4.9             5.2             5.7
     Total attendance (in thousands) ......          59,660          64,496          74,213          75,336          77,763
     Total average screens in operation ...           1,852           2,151           2,476           2,644           2,733
     Average ticket price .................      $     3.89      $     3.93      $     4.00      $     4.24      $     4.25
     Average concession per patron ........      $     1.46      $     1.59      $     1.62      $     1.68      $     1.79


------------------------

(1) During the year ended December 31, 1995, Carmike acquired, in various acquisitions, 83 theatres with 377 screens.

(2) See Note D of Notes to Consolidated Financial Statements with respect to acquisitions.

(3) Preferred stock dividends on the Series A Preferred Stock totaled $332,000. See Note H of Notes to Consolidated Financial Statements.

(4) Excludes long-term reserves and deferred income tax liabilities; includes current maturities of long-term indebtedness and capital lease obligations.

(5) Excludes 28 theatres with 116 screens at December 31, 1998, which will be closed by Carmike in accordance with its restructuring plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of Carmike's financial condition and operating results should be read in conjunction with "Item 6. Selected Financial and Operating Data" and Carmike's Consolidated Financial Statements and Notes thereto.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause Carmike's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in Carmike's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry and competition with other forms of entertainment and the factors set forth in "Item 1. Business -- Factors That May Affect Future Performance," as well as other factors discussed or identified from time to time in Carmike's filings with the Commission.

ASSET IMPAIRMENTS AND RESTRUCTURING CHARGE

         Asset Impairments

         The opening of large multiplexes and theatres with stadium seating by Carmike and certain of its competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by Carmike. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Carmike reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. Carmike also periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres. In the fourth quarter of 1998, Carmike identified impairments of asset values for 145 theatres with 610 screens. The 145 theatres included a further impairment for 46 theatres that were part of the 1996 impairment charge (see discussion below). There can be no assurance that Carmike will not take additional charges in the future related to the impairment of assets.

         The 1998 impairment charge of approximately $38.3 million (approximately $24.1 million after income taxes or $2.12 per diluted share) is a non-cash charge which reduced the carrying value of property and equipment by $29.4 million (costs of $49.0 million less accumulated depreciation and amortization of $19.6 million) and the excess of purchase price over net assets of businesses acquired by $8.9 million.

         The 1998 impairment was primarily caused by reductions in estimated theatre cash flows due to (i) the impact of new or increased competition on certain of Carmike's older, auditorium-style theatres, (ii) Carmike's negative evaluation of the operating results produced from theatres previously converted to discount houses or (iii) Carmike's inability to improve a marginal theatre's operating results.

         Carmike accounts for its long-lived assets in accordance with the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The initial non-cash charge upon Carmike's adoption of Statement No. 121 during 1996 was approximately $45.4 million (approximately $28.2 million after income taxes or $2.52 per diluted share) to reduce the carrying amount of certain of Carmike's theatres. The 1996 impairment resulted from management's evaluation of recoverability of asset values of individual theatres. Prior to 1996, Carmike's long-lived assets were evaluated on a market by market basis for impairment. The 1996 impairment included a reduction in the carrying value of property and equipment by $34.3 million (costs of $52.6 million less accumulated depreciation and amortization of $18.3 million) and in the excess of purchase price over net assets of businesses acquired by $11.1 million.

         As a result of the reduced carrying amount of the impaired assets due to the 1996 impairment charge, depreciation and amortization expense for 1998, 1997 and 1996 was reduced by approximately $3.5 million, $3.8 million and $4.2 million, respectively (1998 -- $2.2 million after income taxes or $.19 per diluted share; 1997 -- $2.4 million after income taxes or $.21 per diluted share; 1996 -- $2.6 million after income taxes or $.23 per diluted share). Depreciation and amortization for 1999 will be reduced by approximately $6.7 million as a result of the 1998 and 1996 impairment charges.

         The 1998 and 1996 impairment charges are reflected as operating expenses in Carmike's Consolidated Financial Statements.

         Restructuring Charge

         In December 1998, Carmike's Board of Directors approved a restructuring plan involving the closure or disposition of 28 theatres (116 screens) in certain markets that did not fit Carmike's operating and growth strategies (the "Restructuring Plan"). In accordance with the Restructuring Plan, the theatres are scheduled to be closed during 1999. Carmike has recognized a charge of approximately $34.7 million (approximately $21.5 million after income taxes or $1.89 per diluted share) to establish reserves for the future cash expenditures related to these theatres. The established reserves are primarily for future lease payments payable in accordance with the terms of the lease agreements and for certain lease related costs. There are no material employee termination costs as a result of the closure of these theatres. Disbursements of the restructuring reserves for 1999 are estimated to total approximately $4.6 million.

         Revenues during the years ended December 31, 1998, 1997 and 1996 for the theatres identified for closure under the Restructuring Plan were approximately $8.7 million, $14.6 million and $17.3 million, respectively. Operating income (losses) during the years ended December 31, 1998, 1997 and 1996 for the theatres included in the Restructuring Plan were approximately $(3.6) million, $(.5) million and $1.1 million, respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated the percentage of total revenues represented by certain items reflected in Carmike's Consolidated Statements of Operations:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------
                                                    1994     1995         1996       1997        1998
                                                  ------------------------------------------------------
Revenues:
   Admissions ...............................       70.9%     69.6%       69.5%        69.6%       68.6%
   Concessions and other ....................       29.1      30.4        30.5         30.4        31.4
                                                   -----     -----       -----        -----       -----
     Total revenues .........................      100.0     100.0       100.0        100.0       100.0

Costs and expenses:
   Film exhibition costs (1) ................       37.7      37.2        36.8         37.0        36.9
   Concession costs .........................        3.7       4.1         4.0          4.0         4.1
   Other theatre operating costs ............       36.3      39.4        38.4         38.2        39.0
   General and administrative ...............        1.6       1.5         1.4          1.4         1.5
   Depreciation and amortization ............        6.9       7.5         6.7          7.3         7.8
   Impairment of long-lived assets ..........         --        --        10.7           --         8.0
   Restructuring charge .....................         --        --          --           --         7.2
                                                   -----     -----       -----        -----       -----
                                                    86.2      89.7        98.0         87.9       104.5
                                                   -----     -----       -----        -----       -----

     Operating income (loss) ................       13.8      10.3         2.0         12.1        (4.5)

Interest expense ............................        5.2       4.4         4.7          5.0         5.6
Income (loss) before income taxes ...........        8.6       5.9        (2.7)         7.1       (10.1)
Income tax expense (benefit) ................        3.4       2.4        (1.0)         2.7        (3.8)
                                                   -----     -----       -----        -----       -----

Net income (loss) ...........................        5.2%      3.5%       (1.7)%        4.4%       (6.3)%
                                                   =====     =====       =====        =====       =====
Other Information:
   Film exhibition costs as % of
     admissions revenue (1) .................       53.2%     53.5%       52.9%        53.1%       53.8%
   Concession costs as a % of concessions ...       13.8%     14.4%       14.2%        14.4%       14.3%

-------------------

(1) Film exhibition costs include advertising expenses net of co-op reimbursements.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total revenues for the year ended December 31, 1998 increased 5.0% to $481.6 million from $458.6 million. This increase consists of an $11.3 million increase in admissions and an $11.7 million increase in concessions and other. These increases are due primarily to the additional revenues generated by the increase in the average number of screens in operation and an increase in the average concessions sale per patron, partially offset by the loss in revenues at theatres closed during the period for renovation. Attendance per average screen was 28,453 for 1998 compared to 28,493 for 1997. Revenue per average screen was $176,205 for 1998 compared to $173,449 for 1997. Average admission prices were relatively unchanged at $4.25 for 1998 compared to $4.24 the previous year with the average concessions sale per patron increasing 6.5% to $1.79 for 1998 from $1.68 for 1997.

         Cost of theatre operations (film exhibition costs, concession costs and other theatre operating costs) increased 6.2% to $385.6 million from $363.1 million due to films that did not play for an extended period of time, which provides greater percentage payments to the distributors, more screens in operation and higher attendance numbers. As a percentage of revenue, cost of operations increased from 79.2% of total revenues in 1997 to 80.1% of total revenues in 1998.

         General and administrative costs increased 10.9% to $7.1 million from $6.4 million reflecting additional general and administrative costs incurred in connection with the additional screens added in 1997 and 1998. As a percentage of total revenues, general and administrative costs increased only slightly to 1.47% from 1.40% in 1997.

         Depreciation and amortization increased 12.3% to $37.5 million from $33.4 million as a result of the increased screens in operation from the Company's acquisitions and expansions in 1997 and 1998. These amounts have also been reduced due to the 1996 impairment charge from the Company's adopting Statement No. 121 (see Note B of Notes to Consolidated Financial Statements).

         Interest expense increased to $27.2 million from $23.1 million due to the increase in the average amount of outstanding debt.

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Total revenues for the year ended December 31, 1997 increased 7.5% to $458.6 million from $426.7 million. This increase consists of a $22.6 million increase in admissions and a $9.3 million increase in concessions and other. Overall attendance increased 1.5% due to the additional screens in operation acquired in 1997 and 1996 (see Note D of Notes to Consolidated Financial Statements). Attendance per average screen declined 5.0% during the year ended December 31, 1997 compared to the year ended December 31, 1996. Revenue per average screen was $173,449 for 1997 compared to $172,345 for 1996. Average admission prices increased 6.0% to $4.24 from $4.00 and the average concessions sales per patron increased 3.7% to $1.68 from $1.62. Also included in concessions and other were a higher level of gains on sales of assets and additional income from Carmike's new family entertainment center, The Hollywood Connection(R).

         Cost of theatre operations increased 7.3% to $363.1 million from $338.4 million due to the increased number of screens in operation and the increase in attendance. As a percentage of revenues, cost of theatre operations decreased from 79.3% to 79.2%.

         General and administrative costs increased 6.6% to $6.4 million from $6.0 million reflecting additional general and administrative costs incurred in connection with the additional screens added in 1996 and 1997. As a percentage of total revenues, general and administrative costs remained the same at 1.4%.

         Depreciation and amortization increased 17.7% to $33.4 million from $28.4 million as a result of the increased screens in operation. This amount has also been reduced due to the 1996 impairment charge from adopting Statement No. 121 (see Note B of Notes to Consolidated Financial Statements).

         Interest expense increased 14.1% to $23.1 million from $20.3 million for the year ended December 31, 1996. This increase reflects a higher average amount of debt outstanding for the year ended December 31, 1997. The increase in Carmike's debt during 1997 resulted from capital expenditures incurred in connection with theatre acquisitions and expansions. Carmike's average cost of debt in 1997 declined to 7.0% from 7.9% in 1996.

 LIQUIDITY AND CAPITAL RESOURCES

         Carmike's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash and cash equivalents prior to the payment of related expenses, Carmike has an operating "float" which partially finances its operations.

         Carmike entered into a revolving credit facility on October 17, 1997, and amended and restated this facility on January 29, 1999. The Revolving Credit Facility matures November 10, 2002 and bears interest at LIBOR plus 2.25%. Carmike is obligated to pay a commitment fee of .5% on the unused portion of the facility. In addition, on February 25, 1999 Carmike entered into a $75.0 million Term Loan B, the proceeds of which were applied to repay revolving credit borrowings. The Term Loan B matures March 30, 2005 and bears interest at LIBOR plus 2.75%. Following application of the proceeds of the Term Loan B, the maximum available borrowings under the Revolving Credit Facility was reduced from $275.0 million to $200.0 million. At March 15, 1999, Carmike had $108.9 million available for borrowings under the Revolving Credit Facility.

         Carmike also obtains liquidity through its theatre leasing arrangements. The cost of constructing a new theatre is reduced substantially if Carmike leases the real estate and improvements rather than purchasing them. As of December 31, 1998, Carmike had 49 ground leases and 322 ground and improvement leases, excluding theatres scheduled to be closed in 1999. Minimum annual rent payments on these theatres totaled $53.1 million in 1998 and are expected to increase in 1999. Carmike is a party to a master lease facility (the "Master Lease") with Movieplex Realty Leasing, L.L.C., which provides up to $75.0 million for financing the development of multiplex theatres, of which approximately $52.8 million was available as of December 31, 1998. Theatres leased pursuant to the Master Lease have lease terms of 16 years. In connection with the amendment and restatement of the Revolving Credit Facility on January 29, 1999, Carmike also amended and restated its Master Lease to provide for security interests and guarantees and to amend certain covenants contained therein.

         The Revolving Credit Facility, the Term Loan B and the Master Lease contain certain restrictive provisions which, among other things, limit additional indebtedness of Carmike, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

         Carmike's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During 1998, such capital expenditures totaled $146.7 million, net of lease financings. Carmike estimates that capital expenditures for 1999 will be approximately $129.0 million, net of any lease financings. Carmike expects to build 22 new theatres having an aggregate of 334 screens, add 48 stadium seating auditoriums to existing theatres, and retrofit approximately 83 existing auditoriums in 1999. Carmike estimates that the average cost of a new 16-screen multiplex will be approximately $9.0 million ($4.0 million if the land and improvements are leased rather than owned). Carmike intends to enter into leasing arrangements whenever possible in order to minimize capital requirements. Carmike expects that capital expenditures for theatre construction, expansion and renovation will be approximately $75.0 million, net of lease financings for 2000. Carmike believes that its currently anticipated capital needs for theatre construction, expansion and renovation and possible acquisitions for at least the next two years will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the Revolving Credit Facility, additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt and internally generated cash flow. Additionally, Carmike may supplement its current sources of capital through sales and leasebacks of theatre properties where market conditions for such transactions are favorable.

         Cash from operating activities was $92.0 million for the year ended December 31, 1998, compared to $63.1 million for the year ended December 31, 1997. Net cash used in investing activities was $138.3 million for the year ended December 31, 1998 as compared to $135.6 million for the year ended December 31, 1997. This increase in cash used in investing activities was primarily due to increased capital expenditures for Carmike's theatres. For the years ended December 31, 1998 and 1997, cash provided by financing activities was $47.5 million and $83.5 million, respectively. This decrease in cash provided by financing activities was due to net repayments of indebtedness of approximately $9.0 million in 1998, net of proceeds of $54.0 million from the 1998 issuance of preferred stock as compared to net borrowings of approximately $80.0 million in 1997.

         Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures for theatre construction, expansion, renovation or acquisition will depend on our future performance. Our future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated increases in revenues and cash flow as a result of our theatre construction, expansion and renovation program, and the scheduled closing of certain underperforming theatres, we believe that cash flow from operations and available cash, together with available borrowings under the Revolving Credit Facility, lease financing arrangements and/or sales of additional debt or equity securities, will be adequate to meet our future liquidity needs for at least the next two years.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to us from the sale of debt or equity securities, additional bank financings, other long-term debt or lease financings in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. See "Item 1. Business -- Factors That May Affect Future Performance -- Future Capital Requirements," "-- Substantial Leverage" and "-- Ability to Service Debt."

SEASONALITY AND INFLATION

         The major film distributors generally release those films which they anticipate to be the most successful during the summer and holiday seasons. Consequently, Carmike has historically generated higher revenues during such periods.

         Carmike adjusts its prices periodically and will continue to do so as competitive conditions permit. In general, management believes that inflation has not had a significant impact on the operations of Carmike in any of the periods discussed above.

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

         Carmike's State of Readiness

         Carmike has implemented a Year 2000 compliance program designed to ensure that Carmike's computer systems and applications will function properly beyond 1999. Carmike's Year 2000 compliance program has three phases: (1) identification, (2) remediation (including modification, upgrading and replacement) and (3) testing. Carmike's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to a change in response to new developments.

         Carmike has three material internal IT systems: (1) its accounting system, (2) its proprietary IQ-Zero point-of-sale system and (3) a film system through which Carmike manages the booking of the films shown in its theatres. Carmike has completed the identification, remediation and testing phases with respect to its accounting system. Although Carmike has completed the identification and remediation phases with respect to its IQ-Zero and film systems, the testing phase will not be completed until after the first quarter of 1999. Carmike has conducted a survey of its theatres and has not identified any non-IT systems the failure of which to be Year 2000 compliant would have a material adverse effect on Carmike's business, operating results or financial condition. Carmike has surveyed its material vendors and suppliers (including concession, technical and film suppliers) and the financial institutions with whom it has material relationships. Based on such survey, Carmike is not aware of any material third-party Year 2000 risks.

         Costs to Address Carmike's Year 2000 Issues

         Carmike estimates that the cost of remediation of problems related to Year 2000 issues will be less than $50,000. This cost includes the cost of upgrading its film system.

         Carmike's Contingency Plan

         If Carmike's internal IT systems are not Year 2000 compliant on a timely basis, Carmike plans to operate such systems manually until any Year 2000 issues are remediated. Such remediation may result in loss of data and information and increased costs of operations. In addition, if the IQ-Zero system failed to operate properly due to Year 2000 problems, local management staff may not be able to focus their attention on their customers and theatre needs. Carmike expects to maintain close contact with the third parties with whom Carmike has material relationships, such as vendors, suppliers and financial institutions, to ensure that such third parties' Year 2000 issues do not affect Carmike's operations.

         The Risks of Carmike's Year 2000 Issues

         In light of its compliance efforts, Carmike does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on Carmike's financial statements. However, there can be no assurance that Carmike's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on Carmike's business, operating results and financial condition. To the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom Carmike has material relationships, such as vendors, suppliers and financial institutions, the Year 2000 problem could also have a material adverse effect on Carmike's business, results of operations and financial condition.

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS

         Carmike is exposed to various market risks. These exposures primarily relate to changes in interest rates.

         Floating Interest Rate Risk: Based on Carmike's floating rate debt outstanding at December 31, 1998, a 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $2.3 million. The amount was determined by calculating the effect of the hypothetical interest rate on Carmike's floating rate debt outstanding at December 31, 1998.

         Fixed Interest Rate Risk: The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of Carmike's total long-term fixed rate debt at December 31, 1998, after adjustment for the restructuring of Carmike's indebtedness in the first quarter of 1999, was approximately $200.0 million which equaled its value at the February 3, 1999 date of issuance. (See Note E of Notes to Consolidated Financial Statements.) A hypothetical 100 basis point decrease in the prevailing interest rates at the date of issuance in 1999 would result in an increase in fair value of total long-term debt by approximately $12.8 million. Fair market values are based on estimates made by investment bankers.

         Interest Rate Swaps: Carmike enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 1998, Carmike had outstanding interest rate swap agreements, maturing at various dates through 2003, with an aggregate notional principal amount of $70.0 million. Under these agreements, Carmike pays a fixed rate based on LIBOR and receives a floating interest rate. These swaps effectively change Carmike's payment of interest on $70.0 million of variable rate debt to fixed rate debt.

         The fair values of these interest rate swap agreements represent the estimated receipts or payments that would be made to terminate the agreements. At December 31, 1998, Carmike would have paid approximately $1.3 million to terminate the agreements. A 1.0% decrease in LIBOR would increase the amount paid by approximately $.7 million. The fair value is based on counterparty quotes, considering current interest rates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Carmike expects to adopt Statement No. 133 effective January 1, 2000. The Statement will require Carmike to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Carmike does not anticipate that the adoption of Statement No. 133 will have a significant effect on its results of operations or financial position.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management and Market Sensitive Instruments."





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996

     Report of Ernst & Young LLP, Independent Auditors...............................................F-1
     Consolidated Balance Sheets.....................................................................F-2
     Consolidated Statements of Operations...........................................................F-4
     Consolidated Statements of Cash Flows...........................................................F-5
     Consolidated Statements of Shareholders' Equity.................................................F-6
     Notes to Consolidated Financial Statements......................................................F-8

                         Report Of Independent Auditors


      Board of Directors and Shareholders
      Carmike Cinemas, Inc.


      We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmike Cinemas, Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/      Ernst & Young LLP


      Columbus, Georgia
      February 25, 1999

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                                    DECEMBER 31
                                                                                             1998             1997
                                                                                          ---------       ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                              $  17,771       $  16,545
   Short-term investments                                                                       801           3,042
   Accounts and notes receivable                                                                522             758
   Inventories                                                                                3,851           3,082
   Prepaid expenses                                                                           5,886           5,448
   Recoverable construction allowances under capital
     leases                                                                                     -0-           2,100
                                                                                          ---------       ---------
                                              TOTAL CURRENT ASSETS                           28,831          30,975

OTHER ASSETS
   Investments in and advances to partnerships                                               20,334          14,148
   Deferred income taxes-- Note I                                                            14,059             -0-
   Other                                                                                      3,753           9,669
                                                                                          ---------       ---------
                                                                                             38,146          23,817

PROPERTY AND EQUIPMENT -- Notes B, D, E and F
   Land                                                                                      60,846          59,546
   Buildings and improvements                                                               261,887         184,769
   Leasehold improvements                                                                   176,004         177,970
   Leasehold interests                                                                       22,221          37,921
   Equipment                                                                                212,976         185,955
                                                                                          ---------       ---------
                                                                                            733,934         646,161

   Accumulated depreciation and amortization                                               (160,322)       (149,105)
                                                                                          ---------       ---------
                                                                                            573,612         497,056

EXCESS OF PURCHASE PRICE OVER NET
 ASSETS OF BUSINESSES ACQUIRED --
   Notes B and D                                                                             56,954          68,149
                                                                                          ---------       ---------


                                                                                          $ 697,543       $ 619,997
                                                                                          =========       =========


                                                                                         DECEMBER 31
                                                                                       1998          1997
                                                                                     --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $ 45,533      $ 26,122
   Accrued expenses-- Notes A and C                                                    37,842        17,833
   Current maturities of long-term indebtedness and capital lease
     obligations                                                                        1,290        19,077
                                                                                     --------      --------
                                          TOTAL CURRENT LIABILITIES                    84,665        63,032

LONG-TERM LIABILITIES
   Long-term debt, less current maturities-- Note E                                   232,013       222,242
   Senior Notes-- Note E                                                               79,870        79,870
   Capital lease obligations, less current maturities -- Note F
                                                                                       38,587        39,550
   Restructuring reserve, less current portion -- Note C                               30,099           -0-
   Other                                                                                6,000           -0-
   Deferred income taxes -- Note I                                                        -0-        12,431
                                                                                     --------      --------
                                                                                      386,569       354,093

Commitments and contingencies -- Notes C, E, F and J

SHAREHOLDERS' EQUITY -- Notes D, E, G, and H
     5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock,
       $1.00 par value, authorized 1,000,000 shares, issued and outstanding
       550,000 shares; involuntary liquidation value of $ 55,000,000                      550           -0-
     Class A Common Stock, $.03 par value, one vote per share, authorized
       22,500,000 shares, issued and outstanding 9,942,487 and 9,918,587 shares,
       respectively                                                                       298           298
     Class B Common Stock, $.03 par value, ten votes per share, authorized
       5,000,000 shares, issued and outstanding
       1,420,700 shares                                                                    43            43
     Paid-in capital                                                                  158,543       104,677
     Retained earnings                                                                 66,875        97,854
                                                                                     --------      --------
                                                                                      226,309       202,872
                                                                                     --------      --------
                                                                                      697,543       619,997
                                                                                     ========      ========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                    1998           1997         1996
                                                                                 ---------      ---------    -----------
Revenues:
   Admissions                                                                    $ 330,534      $ 319,235    $   296,629
   Concessions and other                                                           151,034        139,363        130,097
                                                                                 ---------      ---------    -----------
                                                                                   481,568        458,598        426,726

Costs and expenses:
  Film exhibition costs                                                            177,754        169,672        156,968
  Concession costs                                                                  19,911         18,334         17,252
  Other theatre operating costs                                                    187,870        175,103        164,149
  General and administrative expenses                                                7,115          6,352          5,959
  Depreciation and amortization expenses                                            37,502         33,443         28,408
  Impairments of long-lived assets-- Note B                                         38,300            -0-         45,447
  Restructuring charge-- Note C                                                     34,699            -0-            -0-
                                                                                 ---------      ---------    -----------
                                                                                   503,151        402,904        418,183
                                                                                 ---------      ---------    -----------
                                   OPERATING INCOME (LOSS)                         (21,583)        55,694          8,543

Interest expense                                                                    27,230         23,142         20,289
                                                                                 ---------      ---------    -----------
                         INCOME (LOSS) BEFORE INCOME TAXES                         (48,813)        32,552        (11,746)

Income tax expense (benefit)-- Note I                                              (18,166)        12,366         (4,469)
                                                                                 ---------      ---------    -----------

                                         NET INCOME (LOSS)                         (30,647)        20,186         (7,277)

Preferred stock dividends                                                             (332)           -0-            -0-
                                                                                 ---------      ---------    -----------

              NET INCOME (LOSS) AVAILABLE FOR
                                    COMMON STOCK                                 $ (30,979)        20,186         (7,277)
                                                                                 =========      =========    ===========

Weighted average shares outstanding:
   Basic                                                                            11,356         11,277         11,174
   Effect of dilutive securities - employee stock
     options                                                                           -0-             89            -0-
                                                                                 ---------      ---------    -----------
   Diluted                                                                          11,356         11,366         11,174
                                                                                 =========      =========    ===========

Earnings (loss) per common share:
   Basic                                                                         $   (2.73)     $    1.79    $      (.65)
                                                                                 =========      =========    ===========
   Diluted                                                                       $   (2.73)     $    1.78    $      (.65)
                                                                                 =========      =========    ===========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                YEARS ENDED DECEMBER 31
                                                                       1998              1997               1996
                                                                   -----------       -----------       -----------
OPERATING ACTIVITIES
   Net income (loss)                                               $   (30,647)      $    20,186       $    (7,277)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                   37,502            33,443            28,408
        Impairment charges                                              38,300               -0-            45,447
        Restructuring charge                                            34,699               -0-               -0-
        Deferred income taxes                                          (26,490)            7,011           (14,811)
        Gain on sales of property and equipment                           (282)           (2,202)             (767)
        Other gains                                                       (898)              -0-               -0-
        Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories
                                                                          (533)             (565)            7,572
           Prepaid expenses                                               (438)              (85)             (231)
           Accounts payable                                             19,411             4,690            (2,941)
           Accrued expenses and other liabilities                       21,409               593              (962)
                                                                   -----------       -----------       -----------
                    NET CASH PROVIDED BY OPERATING
                                         ACTIVITIES                     92,033            63,071            54,438

INVESTING ACTIVITIES
   Purchases of property and equipment                                (146,713)         (126,144)          (70,926)
   Purchases of assets from other theatre operators                        -0-           (11,647)          (23,075)
   Proceeds from sales of property and equipment                         6,007             8,729             1,808
   Decrease (increase) in:
     Short-term investments                                              2,241             4,684              (224)
     Other                                                                 121           (11,216)           (5,781)
                                                                   -----------       -----------       -----------
                        NET CASH USED IN INVESTING ACTIVITIES         (138,344)         (135,594)          (98,198)

FINANCING ACTIVITIES
   Debt:
     Additional borrowings                                           3,215,000         2,354,594         1,205,678
     Repayments                                                     (3,223,979)       (2,273,674)       (1,167,929)
   Issuance of Preferred Stock, net                                     54,000               -0-               -0-
   Issuance of Class A Common Stock                                        416               501               113
   Recoverable construction allowances under capital
     leases                                                              2,100             2,078               122
                                                                   -----------       -----------       -----------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                        47,537            83,499            37,984
                                                                   -----------       -----------       -----------

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         1,226            10,976            (5,776)

Cash and cash equivalents at beginning of year                          16,545             5,569            11,345
                                                                   -----------       -----------       -----------
                     CASH AND CASH EQUIVALENTS AT END
                                              OF YEAR              $    17,771       $    16,545       $     5,569
                                                                   ===========       ===========       ===========

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS)



                                                       SERIES A SENIOR CUMULATIVE
                                                       CONVERTIBLE EXCHANGEABLE           CLASS A
                                                           PREFERRED STOCK              COMMON STOCK
                                                      --------------------------------------------------
                                                        SHARES         AMOUNT        SHARES      AMOUNT
                                                      ----------      ----------    ---------  ---------

BALANCES AT DECEMBER 31, 1995                                 -0-     $ -0-             9,745  $     292

   Issuance of Class A Common Stock on
     exercise of stock options                                -0-       -0-                14        -0-
   Net loss                                                   -0-       -0-               -0-        -0-
                                                        ---------     -----         ---------  ---------
BALANCES AT DECEMBER 31, 1996                                 -0-       -0-             9,759        292

   Issuance of Class A Common Stock:
     Exercise of stock options                                -0-       -0-                31          1
     Purchase of business-- Note D                            -0-       -0-               129          5
   Net income                                                 -0-       -0-               -0-        -0-
                                                        ---------     -----         ---------  ---------
BALANCES AT DECEMBER 31, 1997                                 -0-       -0-             9,919        298

   ISSUANCE OF CLASS A COMMON STOCK ON
     EXERCISE OF STOCK OPTIONS                                -0-       -0-                23        -0-
   ISSUANCE OF PREFERRED STOCK                                550       550               -0-        -0-
   DIVIDENDS ON PREFERRED STOCK                               -0-       -0-               -0-        -0-
   NET LOSS                                                   -0-       -0-               -0-        -0-
                                                        ---------     -----         =========  =========
BALANCES AT DECEMBER 31, 1998                                 550     $ 550             9,942  $     298
                                                        =========     =====         =========  =========



See accompanying notes.


                   CLASS B
                 COMMON STOCK                           PAID-IN          RETAINED
     SHARES                        AMOUNT               CAPITAL          EARNINGS             TOTAL
-------------------          ----------------          --------          --------           ----------
              1,421          $             43          $ 99,814          $ 84,945           $ 185,094


                -0-                       -0-               113               -0-                 113
                -0-                       -0-               -0-            (7,277)             (7,277)
-------------------          ----------------          --------          --------           ---------
              1,421                        43            99,927            77,668             177,930


                -0-                       -0-               500               -0-                 501
                -0-                       -0-             4,250               -0-               4,255
                -0-                       -0-               -0-            20,186              20,186
-------------------          ----------------          --------          --------           ---------
              1,421                        43           104,677            97,854             202,872


                -0-                       -0-               416               -0-                 416
                -0-                       -0-            53,450               -0-              54,000
                -0-                       -0-               -0-              (332)               (332)
                -0-                       -0-               -0-           (30,647)            (30,647)
-------------------          ----------------          --------          --------           ---------
              1,421          $             43          $158,543          $ 66,875           $ 226,309
===================          ================          ========          ========           =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
DECEMBER 31, 1998



NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The primary business of the Company is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. Such revenues are primarily received in cash at the point of sale. Nine major distributors in the motion picture industry produced films which accounted for approximately 92.0%, 94.0% and 98.0% of the Company's admission revenues in 1998, 1997 and 1996, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

OPERATING AGREEMENTS: The Company jointly owns or leases certain theatres which it operates under the terms of operating agreements related to the other participants' undivided interest in such theatres. The Company consolidates the results of operations of these theatres in the accompanying Consolidated Statements of Operations.

CASH EQUIVALENTS: Cash equivalents are highly liquid investments consisting primarily of money market accounts and investment grade, short-term debt instruments and have maturities at the date of purchase of less than three months. The Company limits the amount of its credit exposure to any one commercial issue of debt instruments. Cash equivalents are stated at cost which represents the deposit amount plus interest credited to the account.
Deposits with banks are federally insured in limited amounts.

SHORT-TERM INVESTMENTS: Short-term investments consist principally of U.S. Government securities with maturity dates less than one year from date of purchase and are stated at cost which approximates market.

INVENTORIES: Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.

INVESTMENT IN PARTNERSHIPS: The Company is a partner in three partnerships which operate motion picture theatres. The investments in these partnerships are accounted for by the equity method whereby the cost of the investment is adjusted to reflect the Company's equity in the earnings or losses of the partnership less withdrawals made by the Company. The Company's equity in the earnings (losses) of these partnerships was approximately $(616,000), $243,000 and $399,000 in 1998, 1997 and 1996, respectively.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost. Depreciation is computed by the straight-line method for financial reporting purposes as follows: 20 to 30 years for buildings and building improvements; one to 30 years for leasehold interests and leasehold improvements; and five to 15 years for equipment. The Company uses accelerated methods of depreciation for income tax purposes. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying Consolidated Statements of Operations.

ACCRUED EXPENSES:  Accrued expenses include the following (in thousands):

                                               DECEMBER 31
                                         1998                1997
                                      ------------------------------
Deferred revenues                     $     10,609        $     5,290
Deferred and other accrued rents             8,428              6,529
Restructuring reserves                       4,600                -0-
Property taxes                               4,303              2,472
Other accruals                               9,902              3,542
                                      -------------------------------
                                      $     37,842        $    17,833
                                      ===============================

ADVERTISING:  The Company expenses advertising costs when incurred.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED: The excess of the purchase price over the net assets of businesses acquired is amortized on a straight-line basis over a 40 year period. Accumulated amortization was $5.5 million and $4.6 million at December 31, 1998 and 1997, respectively.

In the event that facts and circumstances indicate that the excess of the purchase price over the net assets of businesses acquired may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with this asset would be compared to its carrying amount to determine if a write down to market value or discounted cash flow value is required (See Note B -- Impairments of Long-Lived Assets).

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BENEFIT PLANS: The Company has a non-qualified deferred compensation plan for certain of its executive officers. Under this plan, the Company contributes 10.0% of the employee's taxable compensation to a secular trust designated for the employee. The Company also has a discretionary benefit plan for certain non-executive employees. Contributions to the plans are at the discretion of the Company's executive management.

Expenses related to these plans are not material to the Company's operations.

STOCK BASED COMPENSATION: The Company has granted stock options to certain employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock Based Compensation, requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the stock option grants.

ACCOUNTING POLICIES NOT YET ADOPTED: In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS: Certain 1997 and 1996 amounts in the accompanying consolidated financial statements have been restated to conform to the current year's presentation.

NOTE B -- IMPAIRMENTS OF LONG-LIVED ASSETS

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), the Company reviews for impairment of long-lived assets, and goodwill related to those assets, to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres. The Company considers a trend of unsatisfactory operating results that are not in line with management's expectations to be its primary indicator of potential impairment. An additional indicator of possible impairment used by management is the existence of significant competition in a market, either from third parties or from the Company's own expansion, where the Company currently operates theatres. For purposes of Statement 121, assets are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including estimated disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired theatres was a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE B -- IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)

Statement 121 also requires, among other provisions, that long-lived assets held for disposal and certain identified intangibles be reported at the lower of the asset's carrying amount or its fair value less costs to sell.

Recoverability of other long-lived assets, primarily investments in unconsolidated affiliates and goodwill not identified with impaired theatres covered by the above paragraph, will continue to be evaluated on a recurring basis. The primary indicator of recoverability is the current or forecasted profitability over the estimated remaining life of these assets. If recoverability is unlikely based on the evaluation, the carrying amount is written down to the fair value. In the future, additional adjustments could be required.

In the fourth quarter of 1998, the Company identified asset impairments for certain of its theatres (the "1998 Impairment"). The 1998 Impairment charge of approximately $38.3 million (approximately $24.1 million after income taxes or $2.12 per diluted share) is a non-cash charge which reduced the carrying value of property and equipment by $29.4 million (costs of $49.0 million less accumulated depreciation and amortization of $19.6 million) and the excess of purchase price over net assets of businesses acquired by $8.9 million.

The 1998 Impairment was primarily caused by reductions in estimated theatre cash flows due to (i) the impact of new or increased competition on certain of the Company's older, auditorium-style theatres, (ii) the Company's negative evaluation of the operating results produced from theatres previously converted to discount houses or (ii) the Company's inability to improve a marginal theatre's operating results.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE B -- IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)

The initial non-cash charge upon the Company's adoption of Statement 121 during 1996 (the "1996 Impairment") was approximately $45.4 million (approximately $28.2 million after income taxes or $2.52 per diluted share) to reduce the carrying amount of certain of the Company's theatres. The 1996 Impairment resulted from management's evaluation of recoverability of asset values of individual theatres. Prior to 1996, the Company's long-lived assets were evaluated on a market by market basis for impairment. The 1996 Impairment included a reduction in the carrying value of property and equipment by $34.3 million (costs of $52.6 million less accumulated depreciation and amortization of $18.3 million) and the excess of purchase price over net assets of businesses acquired by $11.1 million.

As a result of the reduced carrying amount of the impaired assets due to the 1996 Impairment charge, depreciation and amortization expense for 1998, 1997 and 1996 was reduced by approximately $3.5 million, $3.8 million and $4.2 million, respectively (1998 - $2.2 million after income taxes or $.19 per diluted share; 1997 - $2.4 million after income taxes or $.21 per diluted share; 1996 - $2.6 million after income taxes or $.23 per diluted share).


NOTE C -- RESTRUCTURING CHARGE

In December 1998, the Company's Board of Directors approved a restructuring plan involving the closure or disposition of a group of theatres in certain markets that did not fit the Company's operating and growth strategies (the "Restructuring Plan"). In accordance with the Restructuring Plan, such theatres are scheduled to be closed during 1999. The Company has recognized a charge of approximately $34.7 million (approximately $21.5 million after income taxes or $1.89 per diluted share) to establish reserves for the future cash expenditures related to these theatres. The established reserves are primarily for future lease payments payable in accordance with the terms of the lease agreements and for certain lease related costs. Disbursements are estimated to occur as follows (in thousands):

                  1999                               $     4,600
                  2000                                     3,804
                  2001                                     3,463
                  2002                                     3,016
                  2003 and thereafter                     19,816
                                                     -----------
                                                     $    34,699
                                                     ===========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE C -- RESTRUCTURING CHARGE (CONTINUED)

Revenues during the years ended December 31, 1998, 1997 and 1996 for the theatres included in the Restructuring Plan were approximately $8.7 million, $14.6 million and $17.3 million, respectively. Operating income (losses) during the years ended December 31, 1998, 1997 and 1996 for the theatres included in the Restructuring Plan were approximately $(3.6) million, $(.5) million and $1.1 million, respectively.


NOTE D -- ACQUISITIONS

The Company's acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase prices.

In separate transactions, the Company has acquired certain assets and businesses as follows:


                                                                           NUMBER OF
                                                 APPROXIMATE        ------------------------
SELLER                                          PURCHASE PRICE       THEATRES        SCREENS       EFFECTIVE DATE
------                                          --------------      ---------        -------       --------------
                                                (IN THOUSANDS)
1997
   First International Theatres                $     16,800               19           104           MAY 23, 1997
                                               ============            =====          ====

1996
  Maxi Saver Cinemas                           $      3,975                2            18          Jan. 5, 1996
  Fox Theaters Corp.                                 19,100               12            61          Feb. 16, 1996
                                               ------------            -----            --
                                               $     23,075               14            79
                                               ============            =====           ===

The First International Theatres acquisition purchase price included 128,986 shares of the Company's Class A Common Stock with a fair market value of approximately $4.25 million at the date of acquisition.

The excess of purchase price over net assets of businesses acquired has been recorded as an intangible asset. Amounts recorded were approximately $6.1 million and $17.0 million in 1997 and 1996, respectively.

Pro-forma results have not been presented as they are not significantly different than reported amounts.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE E -- INDEBTEDNESS

Long-term debt consists of the following (in thousands):

                                                                           DECEMBER 31
                                                                    1998               1997
                                                                 ---------           ---------
Revolving credit facility                                        $ 230,000           $ 220,000
Industrial Revenue Bonds; payable in equal installments
   through May 2006, with interest rates ranging from
   3.90% to 5.98%                                                    2,285               2,500
Convertible Note                                                       -0-               3,855
                                                                 ---------           ---------
                                                                   232,285             226,355
Less current maturities                                               (272)             (4,113)
                                                                 ---------           ---------
                                                                 $ 232,013           $ 222,242
                                                                 =========           =========

RESTRUCTURING OF INDEBTEDNESS: In February 1999, the Company completed its offering of $200.0 million of 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). The Company's wholly-owned subsidiaries have fully, unconditionally, jointly and severally guaranteed the Subordinated Notes. (See Note L -- Condensed Financial Data.) Additionally, on January 29, 1999 the Company amended and restated its 1997 Credit Agreement (as amended, the "Revolving Credit Facility"). The Revolving Credit Facility provides for revolving credit availability of $200.0 million, matures November 10, 2002 and bears interest at LIBOR plus 2.25%. The Company will pay a commitment fee of .5% on the unused portion of the facility. The Revolving Credit Facility allowed for the February 25, 1999 issuance of a separate $75.0 million Term Loan B Facility (the "Term Loan B"). The Term Loan B will mature March 30, 2005 and bears interest at LIBOR plus 2.75%.

The Company used the net proceeds from the issuance of the Subordinated Notes, approximately $193.7 million, to redeem its then outstanding Senior Notes (see discussion below) and to reduce the amounts outstanding under the Revolving Credit Facility.

The Company will recognize an extraordinary charge in the first quarter of 1999 of approximately $10.2 million ($6.1 million after income taxes) for a make whole premium of approximately $9.2 million paid in connection with the retirement of the Senior Notes and the write-off of deferred loan fees of approximately $1.0 million.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE E -- INDEBTEDNESS (CONTINUED)

REVOLVING CREDIT FACILITY: On October 17, 1997, the Company entered into a credit agreement (the "1997 Credit Agreement") with a consortium of twelve banks to provide a revolving line of credit of up to $275.0 million for working capital, acquisitions and other general corporate purposes. The revolving line of credit under the 1997 Credit Agreement is available for a five year period. The Company has the option to borrow at rates based on either the base rate of Wachovia Bank, N.A. or LIBOR plus .875% and is required to pay annual fees of
 .30% on the full amount of the facility. The interest rate and facility fees are subject to adjustment based upon the Company's ratio of defined funded debt to defined cash flows. The 1997 Credit Agreement contains certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

INTEREST RATE SWAPS: The Company has entered into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements without an exchange of the notional amounts upon which the payments are based. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the 1997 Credit Agreement. Under one interest rate swap agreement, the Company has fixed $50.0 million of its floating rate debt through February 7, 2003. The effective rate at December 31, 1998 was 6.58%, equal to a fixed rate of 5.705% plus the margin of .875% the Company presently pays over LIBOR. Under another interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt through February 7, 2001 at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (.875% at December 31, 1998) for a total effective rate of 6.385%.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE E -- INDEBTEDNESS (CONTINUED)

The Company is exposed to credit losses in the event of nonperformance by counter-parties on interest rate swap agreements. The Company does not believe there is a significant risk of nonperformance by any of the counter-parties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

BANK LOAN: During August 1998, the Company entered into a $50.0 million loan agreement with a bank, which was subsequently amended to reduce availability to $25.0 million (the "Bank Loan"). The Bank Loan matured on January 31, 1999 and was terminated at that date. No amounts were outstanding under this facility at December 31, 1998.

SENIOR NOTES: The Company has outstanding various unsecured notes payable to institutional investors (collectively the "Senior Notes") as follows (in thousands):

                                                               DECEMBER 31
                                                            1998           1997
                                                        -----------     ----------
       10.53% Senior Notes, due 2005                    $    47,727     $   54,545
       7.90% Senior Notes, due 2002                          14,286         17,857
       7.52% Senior Notes, due 2003                          17,857         21,429
                                                        -----------     ----------
                                                        $    79,870     $   93,831
                                                        ===========     ==========

As discussed in Restructuring of Indebtedness above, in February 1999 the Company redeemed all of its then outstanding Senior Notes.

OTHER: On December 31, 1998, the Company had approximately $4.0 million of unrestricted retained earnings available for common stock dividends under its most restrictive debt agreement.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE E -- INDEBTEDNESS (CONTINUED)

Interest paid and interest capitalized were as follows (in thousands):


                                                                             INTEREST
            YEARS ENDED DECEMBER 31                INTEREST PAID           CAPITALIZED
            -----------------------                -------------           -----------
                      1998                           $   26,068              $  4,537
                      1997                               24,856                 2,914
                      1996                               21,055                 1,115

All amounts outstanding at December 31, 1998 under the 1997 Credit Agreement and the Senior Notes have been classified as long-term in the accompanying Consolidated Balance Sheets based on the revised maturities resulting from the February 1999 transactions discussed above. Aggregate principal payments on the Industrial Revenue Bonds as of December 31, 1998 are as follows (in thousands):

                  1999                         $    272
                  2000                              288
                  2001                              305
                  2002                              323
                  2003 and thereafter             1,097
                                               ========
                                               $  2,285
                                               ========


NOTE F -- LEASES

Certain of the Company's theatres and equipment are leased under non-cancelable leases expiring in various years through 2023. The theatre leases generally provide, among other things, for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount, and the payment of property taxes, common area maintenance, insurance and repairs. The Company, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate, for various periods with the maximum renewal period totaling 40 years.

Property and equipment includes the following amounts related to capital lease assets (in thousands):

                                                DECEMBER 31
                                          1998               1997
                                       --------           --------
Buildings and improvements             $ 43,443           $ 43,443
Equipment                                 2,877              2,877
                                       --------           --------
                                         46,320             46,320

Less accumulated amortization           (12,565)           (10,963)
                                       --------           --------
                                       $ 33,755           $ 35,357
                                       ========           ========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE F -- LEASES (CONTINUED)

Future minimum payments, by year and in the aggregate, under capital leases and non-cancelable operating leases with terms over one year as of December 31, 1998 are as follows (in thousands):

                                                        OPERATING            CAPITAL
                                                         LEASES               LEASES
                                                        ----------         -----------
                           1999                         $   48,178         $     5,817
                           2000                             45,917               5,668
                           2001                             43,037               5,628
                           2002                             40,271               5,689
                           2003                             38,019               5,615
                           Thereafter                      267,117              75,572
                                                        ----------         -----------
Total minimum lease payments                            $  482,539             103,989
                                                        ==========

Less amounts representing interest                                             (64,384)
                                                                           -----------
Present value of future minimum lease
   payments                                                                     39,605
Less current maturities                                                         (1,018)
                                                                           -----------
                                                                           $    38,587
                                                                           ===========

Rent expense was approximately $66.8 million, $57.6 million and $54.8 million for 1998, 1997 and 1996, respectively.

The Company is a party to a master lease facility which provides up to $75.0 million for financing the development of new theatres. Approximately $52.8 million is available under this facility at December 31, 1998. The facility, as amended in February 1999, has, among other things, financial and operating covenants which are substantially the same as the Company's covenants under its 1999 Credit Agreement. Lease payments under this facility will start in November 1999 and extend for a period of 16 years. Lease payments under the facility are also secured by a pledge of the Company's stock in its subsidiaries.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE G -- STOCK OPTION PLAN

The Company has stock option plans for shares of its Class A Common Stock. Key employees were granted options at terms (purchase price, expiration date and vesting schedule) established at the date of grant by a committee of the Company's Board of Directors. Options granted through December 31, 1998, have been at a price which approximated fair market value on the date of the grant.

During 1998, the Board of Directors and stockholders approved a new stock option plan (the "1998 Plan") covering 750,000 shares of Class A Common Stock and approved the grant of non-qualified stock options for 335,000 shares of Class A Common Stock at $27.125 per share, a price which approximated fair market value on the date of the grant. At December 31, 1998, 415,000 shares were available for grant under the 1998 Plan. The Company has also issued options under a plan (the "1986 Plan") which covered 700,000 shares of Class A Common Stock. There are no remaining shares available for grant under the 1986 Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 5.39%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .226; and a weighted-average expected life of the option of 5.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE G -- STOCK OPTION PLAN (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options granted during 1998, $8.53 per share, is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in a 1998 pro forma loss of $31.5 million (or pro forma diluted net loss per share of $2.78).

 Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):

                                                          EXERCISE PRICE PER SHARE
                                      ----------------------------------------------------------------------
                                      $6.00-
                                       8.50          $  9.00          $18.00         $27.125          Total
                                      -----          -------          ------         -------          -----
Stock options outstanding at
   December 31, 1995                    94                21           143               -0-           258
   Exercised                           (14)              -0-           -0-               -0-           (14)
   Forfeited                            (1)               (1)           (8)              -0-           (10)
                                      ----           -------          ----           -------          ----
Stock options outstanding
   at December 31, 1996                 79                20           135               -0-           234
   Exercised                            (6)              -0-           (25)              -0-           (31)
                                       ---           -------          ----           -------          ----
Stock options outstanding
   at December 31, 1997                 73                20           110               -0-           203
   Issued                              -0-               -0-           -0-               335           335
   Exercised                            (1)              -0-           (22)              -0-           (23)
                                       ===           =======          ====           =======          ====
 Stock options outstanding at
   December 31, 1998                    72                20            88               335           515
                                       ===           =======          ====           =======          ====


At December 31, 1998, approximately 188,000 of the above options were exercisable.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE H -- SHAREHOLDERS' EQUITY

The Company's authorized capital consists of 22.5 million shares of Class A Common Stock, $.03 par value, 5.0 million shares of Class B Common Stock, $.03 par value, and one million shares of Preferred Stock, $1.00 par value. Each share of Class A Common Stock entitles the holder to one vote per share, whereas a share of Class B Common Stock entitles the holder to ten votes per share. Each share of Class B Common Stock is entitled to cash dividends, when declared, in an amount equal to 85.0% of the cash dividends payable on each share of Class A Common Stock. Additionally, Class B Common Stock is convertible at any time by the holder into an equal number of shares of Class A Common Stock.

On November 22, 1998, the Company sold an aggregate of 550,000 shares of its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $55.0 million, approximately $54.0 million net of expenses. The Series A Preferred Stock pays quarterly cash dividends at an annual rate of 5.5% and is convertible any time after November 30, 1999, at the option of the holder, into the Company's Class A Common Stock at $25.00 per share (subject to anti-dilution adjustments). The Series A Preferred Stock is not subject to mandatory redemption or sinking fund provisions. The Series A Preferred Stock is also exchangeable into subordinated debt of the Company in certain instances at the option of the Company.

The Company has shares of Class A Common Stock reserved for future issuance as follows (in thousands):

                                                             DECEMBER 31
                                                        1998            1997
                                                       -----          ------
Stock option plan                                        930            203
Conversion rights of Series A Preferred
  Stock                                                2,200            -0-
Conversion rights of Class B Common
  Stock                                                1,421          1,421
Convertible Note                                         -0-            100
                                                       -----          -----
                                                       4,551          1,724
                                                       =====          =====

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE I -- INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

The provision for income tax expense (benefit) is summarized as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31
                                           1998            1997           1996
                                       -----------      ---------      -----------
Current:
   Federal                             $     6,926      $   4,037      $     8,492
   State                                     1,398          1,318            1,850
Deferred                                   (26,490)         7,011          (14,811)
                                       -----------      ---------      -----------
                                       $   (18,166)     $  12,366      $    (4,469)
                                       ===========      =========      ===========

Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

                                                                  DECEMBER 31
                                                            1998               1997
                                                         -----------        -----------
Financial statement bases of property and
   equipment over (under) tax bases                      $    (1,239)       $   12,091
Restructuring reserve                                        (13,186)              -0-
Deferred rent                                                 (2,431)           (2,025)
Income taxes payable for prior years                           2,359             1,943
Other                                                            438               422
                                                         -----------        ----------
                                                         $   (14,059)       $   12,431
                                                         ===========        ==========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE I -- INCOME TAXES (CONTINUED)

A reconciliation of income tax expense (benefit) at the federal income tax rate and income tax expense (benefit) as reflected in the consolidated financial statements follows (in thousands):

                                                                        YEARS ENDED DECEMBER 31
                                                                   1998              1997            1996
                                                              ------------      -----------     -----------
Income tax expense (benefit) at statutory rates               $    (17,084)     $    11,393     $   (4,111)
State income taxes, net of federal tax
  benefit/provision                                                 (1,444)           1,375           (501)
Amortization of excess of purchase price over net
   assets of business acquired                                         430              106             79
Other items, net                                                       (68)            (508)            64
                                                              ------------     ------------     ----------
                                                              $    (18,166)     $    12,366     $   (4,469)
                                                              ============     ============     ==========

Income taxes paid in 1998, 1997 and 1996 were approximately $3.7 million, $8.1 million and $9.2 million, respectively.

NOTE J -- COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

The Company has commitments at December 31, 1998 totaling approximately $47.9 million to build new theatres or to expand existing theatres, including commitments of approximately $11.0 million for theatres to be constructed under the Company's master lease facility. The Company plans to fund the expenditures for such capital improvements through (i) the Revolving Credit Facility (see Note E), (ii) executing operating leases (see Note F) or (iii) cash flows from operations.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE K -- FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and short-term investments.

The Company maintains cash and cash equivalents and short-term investments and certain other financial instruments with various financial institutions. These financial institutions are located in the southeast and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value.

SHORT-TERM INVESTMENTS: The Company's short-term investments consist of U.S. Treasury Notes with maturities of less than one year. The carrying value approximates market at December 31, 1998 and 1997.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximated their fair value.

LONG-TERM DEBT: The carrying amounts of the Company's long-term debt borrowings approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

INTEREST RATE SWAP AGREEMENTS: The unrealized loss for the interest rate swap agreements was approximately $1.3 million at December 31, 1998 based on evaluations made by the counter-parties to the interest rate swap agreements. The Company does not anticipate realization of this loss as the Company intends to hold the interest rate swap agreements to maturity.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE L - CONDENSED FINANCIAL DATA

The Company and its wholly-owned subsidiaries have fully, unconditionally, jointly and severally guaranteed the Company's obligations under the Subordinated Notes (see Note E - Indebtedness). The Company has one subsidiary and several unconsolidated affiliates which are not guarantors of the Subordinated Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because management has determined that they would not be material to investors. Consolidating separate financial data for the guarantor subsidiaries is as follows:




                                                      1998                1997                  1996
                                                  -----------         ------------         --------------
Year Ended December 31,
     Revenues                                    $    388,005         $    370,408         $      345,659
     Operating income (loss)(1)                       (35,328)              23,987                 (3,769)
     Net income (loss)                                (32,783)              12,503                 (3,930)

At December 31,
     Assets
        Current assets                           $      7,800         $     16,790         $       12,670
        Other assets                                   10,697                1,288                  1,153
        Property and equipment                        433,462              385,038                298,921
        Goodwill                                       37,641                4,778                      0
                                                 ------------         ------------         --------------
                                                 $    489,600         $    407,894         $      312,744
                                                 ============         ============         ==============

     Liabilities and Equity
        Current liabilities                      $     15,763         $     14,775         $       11,525
        Intercompany notes and
          advances                                    213,830              112,426                 40,228
        Long-term liabilities                          54,200               37,178                 29,979
        Equity                                        205,807              243,515                231,012
                                                 ------------         ------------         --------------
                                                 $    489,600         $    407,894         $      312,744
                                                 ============         ============         ==============


(1) Net of parent company management and license fees of approximately $30.3 million, $29.3 million and $27.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE M -- QUARTERLY RESULTS (UNAUDITED)

 (In thousands, except for per share data)

YEAR ENDED DECEMBER 31, 1998             1ST QUARTER     2ND QUARTER      3RD QUARTER        4TH QUARTER         TOTALS
----------------------------             -----------     -----------      -----------        -----------         ------
TOTAL REVENUES                           $   117,142     $   110,698      $   134,720        $   119,008       $  481,568
OPERATING INCOME (LOSS)                       12,435           7,063           20,921            (62,002)         (21,583)
NET INCOME (LOSS)                              3,794             362            8,760            (43,563)         (30,647)
BASIC INCOME (LOSS) PER COMMON SHARE
                                                 .33             .03              .77              (3.86)           (2.73)
DILUTED INCOME (LOSS)  PER COMMON
   SHARE                                         .33             .03              .77              (3.86)           (2.73)

Year Ended December 31, 1997

Total revenues                           $   108,457     $   110,074      $   128,736        $   111,331       $  458,598
Operating income                              11,631          14,989           19,420              9,654           55,694
Net income                                     3,965           5,941            8,228              2,052           20,186
Basic income per common share                    .35             .53              .73                .18             1.79
Diluted income per common share                  .35             .53              .72                .18             1.78

Net income (loss) per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income (loss) per common share amount for the year.

The fourth quarter of 1998 includes a charge for the impairment of long-lived assets and a restructuring charge. See Notes B and C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the directors of Carmike is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement relating to the 1999 Annual Meeting of Stockholders of Carmike (hereinafter, the "1999 Proxy Statement").

         Information regarding the executive officers of Carmike is set forth in
Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.



ITEM 11.     EXECUTIVE COMPENSATION.

         Information regarding executive compensation is incorporated by reference from the section entitled "Executive Compensation and Other Information" contained in the 1999 Proxy Statement.



ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 1999 Proxy Statement.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the 1999 Proxy Statement.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) and (2)  Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Carmike Cinemas, Inc. are included in "Item 8. Financial Statements And Supplementary Data."

         Financial Statements:

                  Report of Independent Auditors

                  Consolidated balance sheets -- December 31, 1998 and 1997

                  Consolidated statements of operations -- Years ended
                    December 31, 1998, 1997 and 1996

                  Consolidated statements of cash flows -- Years ended December
                    31, 1998, 1997 and 1996

                  Consolidated statements of shareholders' equity -- Years ended
                    December 31, 1998, 1997 and 1996

                  Notes to consolidated financial statements -- December 31,
                     1998

         This report also includes the following Financial Statement Schedule:
                  Schedule II -- Valuation and Qualifying Accounts

         All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

         (a)(3)   Listing of Exhibits

         Periodic reports, proxy statements and other information filed by Carmike with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549, and at the following Regional Offices of the
Commission: Midwest Regional Office, Citicorp Center, Suite 1400, 14th Floor, 500 West Madison Street, Chicago, Illinois 60661-2511; and Northeast Regional Office, Suite 1300, 13th Floor, 7 World Trade Center, New York, New York 10048. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549. The Commission also maintains a Web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Carmike. Carmike's SEC file number reference is Commission File No.1-11604.


EXHIBIT
NUMBER        DESCRIPTION
------        -----------
3.1      Amended and Restated Certificate of Incorporation of Carmike.

3.2      Certificate of Designations, Preferences and Relative, Participating,
         Optional and Other Special Rights of 5.5% Series A Senior Cumulative
         Convertible Exchangeable Preferred Stock.

3.3 By-laws of Carmike (filed as Exhibit 3(b) to Carmike's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-11604), and incorporated herein by reference).

4.1      Indenture dated February 3, 1999 between Carmike and The Bank of New
         York.

4.2 Exchange and Registration Rights Agreement dated February 3, 1999 between Carmike, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and the Purchasers (as defined).

10.1     Stock Purchase Agreement dated November 22, 1998 between Carmike and GS
         Capital Partners III, L.P. and certain of its affiliates.

10.2     $275,000,000 Amended and Restated Credit Agreement dated January 29,
         1999 between Carmike, the Banks (as defined therein) and Wachovia Bank,
         N.A.

10.3     $75,000,000 Term Loan Credit Agreement dated February 25, 1999 between
         Carmike, the Lenders listed therein, Wachovia Bank, N.A., Goldman Sachs
         Credit Partners L.P and First Union National Bank.

10.4 Stock Purchase Agreement dated as of June 27, 1997 by and between the shareholders of Morgan Creek Theatres, Inc.; shareholders of SB
         Holdings, Inc.; members of RDL Consulting Limited Liability Company;
         Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited
         Liability Company; First International Theatres; Carmike and Eastwynn
         Theatres, Inc. (filed as Exhibit 2 to Carmike's Form 10-Q for the fiscal quarter ended June 30, 1997 (Commission File No. 1-11604), and incorporated herein by reference).

10.5*    Carmike 1998 Class A Stock Option Plan, together with form of Employee
         Nonqualified Stock Option Agreement (filed as Exhibit 10(p) to
         Carmike's Form 10-K for the year ended December 31, 1997 (Commission
         File No. 1-11604), and incorporated herein by reference).

10.6*    Carmike Class A Stock Option Plan, as amended, together with form of
         Stock Option Agreement (filed as Exhibit 10(a) to Carmike's Form 10-K for the year ended December 31, 1990 (Commission File No. 1-11604), and incorporated herein by reference).

10.7*    Carmike Deferred Compensation Agreement and Trust Agreement dated as of
         January 1, 1990 (filed as Exhibit 10(u) to Carmike's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10.8*    Employment Agreement dated August 10, 1998 between C. L. Patrick and
         Carmike.

10.9* Employment Agreement dated August 10, 1998 between Michael W. Patrick and Carmike.

10.10 Aircraft Lease dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike (filed as Exhibit 10(h) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.11    Equipment Lease Agreement dated December 17, 1982 by and between
         Michael W. Patrick and Carmike (Kingsport, Tennessee) (filed as Exhibit
         10(i) to Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.12    Equipment Lease Agreement dated January 29, 1983 by and between Michael
         W. Patrick and Carmike (Valdosta, Georgia) (filed as Exhibit 10(j) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.13    Equipment Lease Agreement dated November 23, 1983 by and between
         Michael W. Patrick and Carmike (Nashville (Belle Meade), Tennessee)
         (filed as Exhibit 10(k) to Carmike's Registration Statement on Form S-1
         (Registration No. 33-8007), and incorporated herein by reference).

10.14    Equipment Lease Agreement dated December 17, 1982 by and between
         Michael W. Patrick and Carmike (Opelika, Alabama) (filed as Exhibit
         10(l) to Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.15    Equipment Lease Agreement dated July 1, 1986 by and between Michael W.
         Patrick and Carmike (Muskogee and Stillwater, Oklahoma) (filed as
         Exhibit 10(m) to Carmike's Registration Statement on Form S-1
         (Registration No. 33-8007), and incorporated herein by reference).

10.16    Equipment Lease Agreement dated December 17, 1982 by and between C. L.
         Patrick and Carmike (Eastridge, Tennessee) (filed as Exhibit 10(n) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.17    Summary of Extensions of Equipment Lease Agreements, which are Exhibits
         10(f), 10(g), 10(h), 10(i), and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the fiscal year ended December 31, 1987
         (Commission File No. 1-11604), and incorporated herein by reference).

10.18    Summary of Extensions of the Equipment Lease Agreements, which are
         Exhibits 10(f), 10(g), 10(h), 10(i), and 10(k) as extended as shown in
         Exhibit 10(m) (filed as Exhibit 10(n) to Carmike's Form 10-K for the year ended December 31, 1991 (Commission File No. 1-11604), and incorporated herein by reference).

10.19    Summary of Extensions of Aircraft Lease Agreement and Equipment Lease
         Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the year ended December 31, 1991 (Commission
         File No. 1-11604), and incorporated herein by reference).

21       List of Subsidiaries.

23       Consent of Ernst & Young LLP.

27 Financial Data Schedule (for Securities and Exchange Commission use only).

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (b)      Reports on Form 8-K

         During the fiscal quarter ended December 31, 1998, Carmike filed a Current Report on Form 8-K dated November 23, 1998 reporting information under Items 5 and 7.

         (c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)      Financial Statements Schedules

         See Item 14(a) (1) and (2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CARMIKE CINEMAS, INC.



Date     March 25, 1999            By:  /s/ Michael W. Patrick
                                        --------------------------------------
                                        Michael W. Patrick
                                        President and Chief Executive Officer

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


         Signature                                   Title                              Date
         ---------                                   -----                              ----

/s/ C. L. Patrick                          Chairman of the Board                      March 25, 1999
--------------------------------------
C. L. Patrick



/s/ Michael W. Patrick                     President, Chief Executive                 March 25, 1999
--------------------------------------     Officer and Director
Michael W. Patrick



/s/ Larry M. Adams                         Senior Vice President--                    March 25, 1999
--------------------------------------     Information Systems
Larry M. Adams                             (Chief Accounting Officer)




/s/ Philip A. Smitley                      Assistant Vice President and               March 25, 1999
--------------------------------------     Controller (Chief Financial Officer)
Philip A. Smitley



/s/ F. Lee Champion, III                   Director                                   March 25, 1999
--------------------------------------
F. Lee Champion, III


/s/ Elizabeth Cogan Fascitelli            Director                                      March 25, 1999
-------------------------------
Elizabeth Cogan Fascitelli



/s/ Richard A. Friedman                    Director                                     March 25, 1999
--------------------------------------
Richard A. Friedman



/s/ John W. Jordan                         Director                                     March 25, 1999
--------------------------------------
John W. Jordan, II



/s/ Carl L. Patrick, Jr.                   Director                                     March 25, 1999
--------------------------------------
Carl L. Patrick, Jr.



/s/ Carl E. Sanders                        Director                                     March 25, 1999
--------------------------------------
Carl E. Sanders



/s/ David W. Zalaznick                     Director                                     March 25, 1999
--------------------------------------
David W. Zalaznick

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     CARMIKE CINEMAS, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1998
                            (IN THOUSANDS OF DOLLARS)

          COL. A                            COL. B                         COL. C                      COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                          ----------------------------------------
                                         BALANCE AT         CHARGED TO COSTS   CHARGED TO OTHER      DEDUCTIONS-  BALANCE AT END
      DESCRIPTION                    BEGINNING  OF PERIOD     AND EXPENSES     ACCOUNTS - DESCRIBE     DESCRIBE     OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
   Reserve for restructuring charge      $     -0-          $   34,699 (1)      $    -0-              $   -0-      $   34,699


(1) Charge recorded in December 1998. See Note C of Notes to Consolidated Financial Statements.

Note: Prior to December 1998, there were no accounts meeting the requirements for disclosure on this schedule.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

3.1      Amended and Restated Certificate of Incorporation of Carmike.

3.2      Certificate of Designations, Preferences and Relative, Participating,
         Optional and Other Special Rights of 5.5% Series A Senior Cumulative
         Convertible Exchangeable Preferred Stock.

3.3 By-laws of Carmike (filed as Exhibit 3(b) to Carmike's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-11604), and incorporated herein by reference).

4.1      Indenture dated February 3, 1999 between Carmike and The Bank of New
         York.

4.2 Exchange and Registration Rights Agreement dated February 3, 1999 between Carmike, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and the Purchasers (as defined).

10.1     Stock Purchase Agreement dated November 22, 1998 between Carmike and GS
         Capital Partners III, L.P. and certain of its affiliates.

10.2     $275,000,000 Amended and Restated Credit Agreement dated January 29,
         1999 between Carmike, the Banks (as defined therein) and Wachovia Bank,
         N.A.

10.3     $75,000,000 Term Loan Credit Agreement dated February 25, 1999 between
         Carmike, the Lenders listed therein, Wachovia Bank, N.A., Goldman Sachs
         Credit Partners L.P and First Union National Bank.

10.4 Stock Purchase Agreement dated as of June 27, 1997 by and between the shareholders of Morgan Creek Theatres, Inc.; shareholders of SB
         Holdings, Inc.; members of RDL Consulting Limited Liability Company;
         Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited
         Liability Company; First International Theatres; Carmike and Eastwynn
         Theatres, Inc. (filed as Exhibit 2 to Carmike's Form 10-Q for the fiscal quarter ended June 30, 1997 (Commission File No. 1-11604), and incorporated herein by reference).

10.5*    Carmike 1998 Class A Stock Option Plan, together with form of Employee
         Nonqualified Stock Option Agreement (filed as Exhibit 10(p) to
         Carmike's Form 10-K for the year ended December 31, 1997 (Commission
         File No. 1-11604), and incorporated herein by reference).

10.6*    Carmike Class A Stock Option Plan, as amended, together with form of
         Stock Option Agreement (filed as Exhibit 10(a) to Carmike's Form 10-K for the year ended December 31, 1990 (Commission File No. 1-11604), and incorporated herein by reference).

10.7*    Carmike Deferred Compensation Agreement and Trust Agreement dated as of
         January 1, 1990 (filed as Exhibit 10(u) to Carmike's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).


10.8*    Employment Agreement dated August 10, 1998 between C. L. Patrick and
         Carmike.

10.9* Employment Agreement dated August 10, 1998 between Michael W. Patrick and Carmike.

10.10 Aircraft Lease dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike (filed as Exhibit 10(h) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.11    Equipment Lease Agreement dated December 17, 1982 by and between
         Michael W. Patrick and Carmike (Kingsport, Tennessee) (filed as Exhibit
         10(i) to Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.12    Equipment Lease Agreement dated January 29, 1983 by and between Michael
         W. Patrick and Carmike (Valdosta, Georgia) (filed as Exhibit 10(j) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.13    Equipment Lease Agreement dated November 23, 1983 by and between
         Michael W. Patrick and Carmike (Nashville (Belle Meade), Tennessee)
         (filed as Exhibit 10(k) to Carmike's Registration Statement on Form S-1
         (Registration No. 33-8007), and incorporated herein by reference).

10.14    Equipment Lease Agreement dated December 17, 1982 by and between
         Michael W. Patrick and Carmike (Opelika, Alabama) (filed as Exhibit
         10(l) to Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.15    Equipment Lease Agreement dated July 1, 1986 by and between Michael W.
         Patrick and Carmike (Muskogee and Stillwater, Oklahoma) (filed as
         Exhibit 10(m) to Carmike's Registration Statement on Form S-1
         (Registration No. 33-8007), and incorporated herein by reference).

10.16    Equipment Lease Agreement dated December 17, 1982 by and between C. L.
         Patrick and Carmike (Eastridge, Tennessee) (filed as Exhibit 10(n) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.17    Summary of Extensions of Equipment Lease Agreements, which are Exhibits
         10(f), 10(g), 10(h), 10(i), and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the fiscal year ended December 31, 1987
         (Commission File No. 1-11604), and incorporated herein by reference).

10.18    Summary of Extensions of the Equipment Lease Agreements, which are
         Exhibits 10(f), 10(g), 10(h), 10(i), and 10(k) as extended as shown in
         Exhibit 10(m) (filed as Exhibit 10(n) to Carmike's Form 10-K for the year ended December 31, 1991 (Commission File No. 1-11604), and incorporated herein by reference).

10.19    Summary of Extensions of Aircraft Lease Agreement and Equipment Lease
         Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the year ended December 31, 1991 (Commission
         File No. 1-11604), and incorporated herein by reference).


21       List of Subsidiaries.

23       Consent of Ernst & Young LLP.

27 Financial Data Schedule (for Securities and Exchange Commission use only).

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.