Form 10-Q
period 1999-03-31
CARMIKE CINEMAS INC
filed 1999-05-12
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1999
                                       OR

 __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE
ACT OF 1934 For the transition period from ________ to _________

Commission file number  1-11604
                        -------

                              CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                             58-1469127
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

1301 FIRST AVENUE, COLUMBUS, GEORGIA                                                       31901-2109
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

Class A Common Stock, $.03 par value -- 9,986,387 shares outstanding as of May 1, 1999

Class B Common Stock, $.03 par value -- 1,420,700 shares outstanding as of May 1, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               March 31,        December 31,
                                                 1999               1998
                                               --------         -----------
                                              (Unaudited)
                                                     (000's omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $  2,877          $ 17,771
   Short-term investments                          822               801
   Accounts and notes receivable                 4,517               522
   Inventories                                   3,654             3,851
   Prepaid expenses                              8,570             5,886
   Recoverable construction allowances
    under capital leases                         1,000               -0-
                                              --------          --------
TOTAL CURRENT ASSETS                            21,440            28,831


OTHER ASSETS                                    50,237            38,146

PROPERTY AND EQUIPMENT - Net of accumulated
 depreciation and amortization                 616,631           573,612

EXCESS OF COST OVER FAIR
 VALUE OF TANGIBLE ASSETS
 ACQUIRED                                       56,529            56,954
                                              --------          --------

                                              $744,837          $697,543
                                              ========          ========

                                                                            March 31,      December 31,
                                                                              1999             1998
                                                                            --------       -----------
                                                                            (Unaudited)
                                                                                  (000's omitted)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                        $ 52,114       $ 45,533
    Accrued expenses                                                          33,861         37,842
    Current maturities of long-term debt
     and capital lease obligations                                             2,097          1,290
                                                                            --------       --------
TOTAL CURRENT LIABILITIES                                                     88,072         84,665

LONG-TERM DEBT
    Long-term debt - less current maturities - Note B                        360,469        232,013
    Senior notes                                                                 -0-         79,870
    Capital lease obligations - less current maturities                       45,179         38,587
    Restructuring reserve - less current portion                              29,088         30,099
    Other                                                                      5,111          6,000
                                                                            --------       --------
TOTAL LONG-TERM DEBT                                                         439,847        386,569

SHAREHOLDERS' EQUITY
    5.5% Series A Senior Cumulative Convertible Exchangeable
    Preferred Stock, $1.00 par value, four votes per share, authorized
    1,000,000 shares,  issued and outstanding 550,000
    shares; involuntary liquidation value of $55,000,000                         550            550
Class A Common Stock, $.03 par value, one vote per
    share, authorized 22,500,000 shares, issued and
    outstanding 9,942,487 shares                                                 298            298
Class B Common Stock, $.03 par value, ten votes per share,
    authorized 5,000,000 shares, issued and outstanding
    1,420,700 shares                                                              43             43
Paid-in capital                                                              158,543        158,543
Retained earnings                                                             57,484         66,875
                                                                            --------       --------
                                                                             216,918        226,309
                                                                            --------       --------

                                                                            $744,837       $697,543
                                                                            ========       ========


See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended
                                                      March 31,
                                                ---------------------
                                                   1999        1998
                                                ---------     -------
                                                (000's omitted except
                                                    per share data)
REVENUES
    Admissions                                  $  67,022    $ 80,625
    Concessions and other                          30,694      36,517
                                                ---------    --------
                                                   97,716     117,142

COSTS AND EXPENSES
    Film exhibition costs                          35,218      42,666
    Concession costs                                3,719       4,674
    Other theatre operating costs                  43,883      46,650
    General and administrative                      1,865       1,731
    Depreciation and amortization                   9,506       8,986
                                                ---------    --------
                                                   94,191     104,707
                                                ---------    --------
OPERATING INCOME                                    3,525      12,435

Interest expense                                    7,306       6,317
                                                ---------    --------
INCOME (LOSS) BEFORE INCOME TAXES                  (3,781)      6,118
Income tax expense (benefit)                       (1,437)      2,324
                                                ---------    --------
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                                 (2,344)      3,794

Extraordinary item (net of income tax benefit
    of $3,856) - Note C                            (6,291)        -0-
                                                ---------    --------
NET INCOME (LOSS)                                  (8,635)      3,794

Preferred stock dividends                            (756)        -0-
                                                ---------    --------
NET INCOME (LOSS) AVAILABLE
FOR COMMON SHARES                               $  (9,391)   $  3,794
                                                =========    ========

NET INCOME (LOSS) PER BASIC AND DILUTED
SHARE BEFORE EXTRAORDINARY ITEM                 $    (.27)   $    .33
                                                =========    ========

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE   $    (.83)   $    .33
                                                =========    ========


See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                         March 31,
                                                   ----------------------
                                                     1999           1998
                                                   -------        -------
                                                      (000's omitted)
OPERATING ACTIVITIES
  Net income (loss)                                $  (8,635)   $   3,794
  Items which did not use cash:
    Depreciation and amortization                      9,506        8,986
    Deferred income taxes                             (5,293)       1,000
    Gain on sale of assets                               -0-         (424)
    Changes in other assets and liabilities             (838)         -0-
    Changes in operating assets and liabilities:
      Accounts and notes receivable and inventories   (3,798)      (2,082)
      Prepaid expenses                                (2,684)        (363)
      Accounts payable                                 5,825        3,432
      Accrued expenses                                (3,981)         876
      Other                                           (1,000)         -0-
                                                   ---------    ---------
NET CASH PROVIDED BY(USED IN)
OPERATING ACTIVITIES                                 (10,898)      15,219

INVESTING ACTIVITIES
  Purchases of property and equipment                (52,100)     (24,261)
  Decrease (increase) in:
    Short-term investments                               (21)      (5,284)
    Other                                              1,045        2,788
                                                   ---------    ---------
      NET CASH USED IN INVESTING ACTIVITIES          (51,076)     (26,757)

FINANCING ACTIVITIES
  Debt and other liabilities:
    Borrowings under revolving credit line            88,800      692,500
    Repayments of revolving credit line             (234,500)    (685,000)
    Borrowings under other long-term agreements      281,645          -0-
    Payments of other long term borrowings           (79,960)      (7,377)
    Debt issuance cost                                (8,905)         -0-
    Issuance of Class A Common Stock                     -0-          134
                                                   ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             47,080          257
                                                   ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                (14,894)     (11,281)

Cash and cash equivalents at beginning of period      17,771       16,545
                                                   ---------    ---------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                   $   2,877    $   5,264
                                                   =========    =========



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Carmike Cinemas, Inc.("Carmike" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INDEBTEDNESS

Long-term debt and senior notes consists of the following (in thousands):

                                                   March 31,    December 31,
                                                     1999          1998
                                                   --------     -----------
Revolving credit facility                          $ 84,300     $230,000
9 3/8% Senior Subordinated Notes due 2009           200,000          -0-
Term Loan B which matures March 31, 2005             75,000          -0-
Industrial Revenue Bonds; payable in equal
installments through May 2006, with
interest rates ranging from 3.90% to 5.98%            2,195        2,285
Senior notes                                            -0-       79,870
                                                   --------     --------
                                                    361,495      312,155
Less current maturities                              (1,026)        (272)
                                                   --------     --------
                                                   $360,469     $311,883
                                                   ========     ========


RESTRUCTURING OF INDEBTEDNESS: During February 1999, the Company completed a private placement offering of $200.0 million of 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). The Company's wholly-owned subsidiaries have fully, unconditionally, jointly and severally guaranteed the Subordinated Notes. Additionally, on January 29, 1999, the Company amended and restated its 1997 credit agreement (as amended, the "Revolving Credit Facility"). The Revolving Credit Facility provides for revolving credit availability of $200.0 million, matures November 10, 2002 and bears interest at LIBOR plus 2.25%. The Company will pay a commitment fee of .5% on the unused portion of the facility of which approximately $115.7 million was unused as of March 31, 1999. On February 25, 1999, the Company entered into a $75.0 million Term Loan B Facility (the "Term Loan B"). The Term Loan B requires scheduled payments of $187,500 on a quarterly basis graduating to a final payment of $17.2 million on March 31, 2005 and bears interest at LIBOR plus 2.75%.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES

The initial interest rate on the Revolving Credit Facility was LIBOR plus 2.25%. The interest rate and commitment fees of the Revolving Credit Facility are adjusted based on certain financial ratios set forth in the agreement. The aggregate effective interest rate on the Revolving Credit Facility was 8.2% at March 31, 1999.

Interest accrues on the Term Loan B at a floating rate per annum initially equal to, at Carmike's option, either: (1) the Base Rate, as defined, plus 1.75%, or
(2) the Adjusted LIBOR Rate plus 2.75%. The applicable margins over the index used to determine the interest rate are adjustable from time to time following the fiscal quarter ended March 31, 1999 based upon certain financial ratios as set forth in the agreement. The aggregate effective interest rate on the Term Loan B was 8.1% at March 31, 1999.

The net proceeds from the issuance of the Subordinated Notes and the Term Loan B, which aggregated approximately $267.7 million, were used to redeem outstanding senior notes (see Note C - Extraordinary Charge) and reduce the amounts outstanding under the Revolving Credit Facility.

Concurrent with the amendment and restatement of the Revolving Credit Facility, Carmike also amended and restated its master lease with Movieplex Realty Leasing, L.L.C. to provide for security interests and guarantees and to amend certain covenants contained therein. The obligations under the Revolving Credit Facility, Term Loan B and the master lease are secured by:

     - a first priority lien upon all of the personal property of Carmike and Eastwynn Theatres, Inc. ("Eastwynn"), including without limitation, a first priority lien on all equipment, inventory, intellectual property, accounts receivable and other intangibles;
     - a negative pledge on all other assets, including all real estate of Carmike and its subsidiaries;
     -    a pledge of all of the capital stock Carmike owns in Eastwynn; and
     - guarantees by substantially all of Carmike's current and future subsidiaries.

The parties to each agreement have entered into an intercreditor agreement under which Wachovia Bank, N.A. acts as collateral agent.

In addition, the Revolving Credit Facility and Term Loan B contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividends and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

Carmike is required to make prepayments of the Revolving Credit Facility and Term Loan B, on a pro rata basis, with the net cash proceeds of asset sales, excess cash flows, as defined, or the sale of any new equity securities. The maximum available borrowings under the Revolving Credit Facility will be reduced by the amount of any such prepayments, but in no event below $150.0 million. The Revolving Credit Facility and the Term Loan B rank pari passu.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES

NOTE B - INDEBTEDNESS (CONTINUED)

INTEREST RATE SWAPS: The Company has entered into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements without an exchange of the notional amounts upon which the payments are based. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedge debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the Revolving Credit Facility. Under one interest rate swap agreement, the Company has fixed $50.0 million of its floating rate debt through February 7, 2003. The effective rate at March 31, 1999 was 7.95%, equal to a fixed rate of 5.7% plus the margin of 2.25% the Company presently pays over LIBOR. Under another interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt through February 7, 2001 at a fixed rate of 5.51% plus the margin the Company pays over LIBOR (2.25% at March 31, 1999) for a total effective rate of 7.76%.

The Company is exposed to credit losses in the event of non-performance by counter-parties on interest rate swap agreements. The Company does not believe there is a significant risk of non-performance by any of the counter-parties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

NOTE C - EXTRAORDINARY CHARGE

In connection with the restructuring of indebtedness discussed in Note B - Indebtedness, the Company retired its then outstanding senior notes totaling $79.9 million. The Company recognized an extraordinary charge of $6.3 million ($10.1 million less applicable income taxes) for (a) a prepayment premium ($9.2 million) paid in connection with the redemption of the senior notes, and (b) the elimination of deferred debt costs ($.9 million) on retired indebtedness.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES

NOTE D -- EARNINGS PER SHARE

                                                                    Three Months Ended
                                                                          March 31
                                                                  ----------------------
                                                                     1999         1998
                                                                  --------      --------
Weighted average shares outstanding:
  Basic                                                             11,363        11,341
  Effect of dilutive securities - Employee stock options               -0-            84
                                                                  --------      --------

  Diluted                                                           11,363        11,425
                                                                  ========      ========

Basic and diluted earnings(loss) per share:
  Before extraordinary item                                       $   (.27)     $    .33
  Extraordinary item                                                  (.55)          -0-
                                                                  --------      --------
  Net income(loss)                                                $   (.83)     $    .33
                                                                  ========      ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K") as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry and competition with other forms of entertainment, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1998 Form 10-K.

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1999 decreased 16.6% to $97.7 million from $117.1 million for the quarter ended March 31, 1998. This decrease consists of a $13.6 million decrease in admissions and a $5.8 million decrease in concessions and other. These decreases are attributed to a reduction in attendance (16.0 million patrons for the quarter ended March 31, 1999 versus
18.7 million patrons during the same period in 1998) due to the absence in 1999 of a blockbuster film such as TITANIC which favorably impacted the quarter ended March 31, 1998. The reduction in attendance impacted both admissions revenue and concessions sales. These decreases were partially offset by price increases made effective in July, 1998. For the quarter ended March 31, 1999, the average admission price was $4.20 while the average concession sale per patron was $1.70 and revenue per average screen was $36,150. For the quarter ended March 31, 1998, the average admission price was $4.30, the average concession sale per patron was $1.78 and the revenue per average screen was $43,210.

Cost of operations (film exhibition costs, concession costs and other theatre operating costs) decreased 11.9% to $82.8 million in the quarter ended March 31, 1999 from $94.0 million in the quarter ended March 31, 1998. Film exhibition costs decreased $7.4 million in the first quarter of 1999 as compared to the same period of 1998 as a result of the decrease in attendance and related decrease in admissions revenue of $13.6 million. Concession costs decreased $1.0 million during the same period. This decrease also resulted from the reduction in attendance. Other theatre costs for the first quarter of 1999 decreased $2.8 million as compared to the first quarter of 1998. This decrease was the result of individually immaterial decreases in salaries, supplies and utilities, net of an increase in expenses due to the increased number of screens in operation. As a percentage of total revenues, cost of operations increased to 84.8% of total revenues from 80.2% of total revenues for the same period in the prior year. This percentage increase is due primarily to the level of fixed costs, such as occupancy costs and managers' salaries that do not vary with changes in revenues and attendance levels.

Depreciation and amortization increased 5.8% from $9.0 million for the quarter ended March 31, 1998 to $9.5 million for the quarter ended March 31, 1999 due to the increased screens in operation, partially offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized in 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense for the quarter ended March 31, 1999 increased 15.7% to $7.3 million from $6.3 million in the comparable quarter of 1998, due to the increase in the average amount of outstanding debt and an increase in the effective interest rates as a result of the restructuring of the Company's indebtedness (See Note B of the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)).

During the period ended March 31, 1999, the Company recognized an extraordinary charge of $10.1 million ($6.3 million net of income tax benefit, or $.55 per diluted share) for the prepayment premiums paid in connection with the redemption of senior notes and the elimination of certain deferred debt costs related to indebtedness which was retired in February 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital deficits of $66.6 million and $55.8 million at March 31, 1999 and 1998, respectively. These deficits are financed through the operating "float" and through borrowing availability under the Revolving Credit Facility. At March 31, 1999, the Company had approximately $3.7 million in cash and short term investments on hand and approximately $115.7 million was available under the Company's Revolving Credit Facility.

The Company completed a restructuring of its indebtedness during the first quarter of 1999. On January 29, 1999, Carmike amended and restated its Revolving Credit Facility. On February 3, 1999, the Company completed a private placement offering of $200.0 million of 9 3/8% Senior Subordinated Notes due 2009 and redeemed its outstanding senior notes. On February 25, 1999, the Company entered into a $75.0 million Term Loan B Facility. See Note B of the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) for further explanation of the debt restructuring. Upon completion of this restructuring, the total availability under the Revolving Credit Facility was reduced from $275 million to $200 million. Under the Revolving Credit Facility and Term Loan B, the Company has the option to borrow at interest rates on either the bank base rate or LIBOR plus an interest spread, as defined, subject to certain financial covenants and ratios. As of May 1, 1999, the applicable interest rates for the Revolving Credit Facility and Term Loan B were 8.2% and 8.1%, respectively.

The Company's credit facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the first three months of 1999, such capital expenditures totaled $52.1 million. The Company estimates that total capital expenditures for 1999 will be approximately $145.0 million. The Company's expansion plans for 1999 continue to focus on small to mid-sized communities ranging in population size from 75,000 to 250,000, which can support the development of multiplex theatres. The Company's prototype multiplex theatre can be adapted and sized to fit varying populations and is designed to support a community base of 40,000 people per screen.

Cash used in operating activities was $10.9 million for the three months ended March 31, 1999, compared to cash provided by operating activities of $15.2 million for the three months ended March 31, 1998. The decrease in cash flow from operating activities was primarily due to the loss from operations, an increase in accounts receivable and prepaid expenses and accrued expenses which was partially offset by an increase in accounts payable. Net cash used in investing activities was $51.1 million for the three months ended March 31, 1999 as compared to $26.8 million in the prior year period. This increase in cash used in investing activities was primarily due to the increased level of capital expenditures. For the three month periods ended March 31, 1999 and 1998, cash provided by financing activities was $47.1 million and $.3 million, respectively. The increase in cash provided by financing activities was primarily due to the sale of $200.0 million aggregate principal amount of the Company's 9 3/8% Senior Subordinated Notes and borrowings of $75.0 million under the new Term Loan B facility, net of repayments of the Revolving Credit Facility.

The Company believes that its presently anticipated capital needs for theatre construction, expansion and renovation and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowing under the revolving credit line (see Note B of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings. No assurance can be given, however, that the Company's business will generate sufficient cash flows from operations, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to the Company in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

The Year 2000 issue refers generally to the data structure problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process the date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations. Moreover, even if a company's systems are Year 2000 compliant, a problem may exist to the extent that the data that such systems process is not.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's fixed interest rate risk for long-term debt is limited to the Company's $200 million 9 3/8% senior subordinated notes. There has been no material change in the market value of these notes since their date of issuance.

There has been no material changes in the interest rates for the Company's floating rate debt from those rates effective when the Company restructured its outstanding indebtedness (See Note B of the Condensed Consolidated Financial Statements (Unaudited)).

                           PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.

        (a) Exhibits

            10 - Amended and Restated Master Lease dated January 29, 1999 between Movieplex Realty Leasing, L.L.C. and Carmike (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The redacted material was filed separately with the SEC.).

            27 - Financial Data Schedule (for SEC purposes only).

        (b) Reports on Form 8-K

                On January 7, 1999, the Company filed a report on Form 8-K, reporting under Item 5 thereof the issuance of a press release regarding certain financial matters.

                On January 13, 1999, the Company filed a report on Form 8-K, reporting under Item 5 thereof certain updating information regarding the Company.

                On February 8, 1999, the Company filed a report on Form 8-K/A, reporting under Item 5 thereof certain updating information regarding the Company which had previously been reflected in the Company's Form 8-K filed on January 13, 1999.

                On March 22, 1999, the Company filed a report on Form 8-K, reporting under Item 5 thereof the resignation of its Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CARMIKE CINEMAS, INC.
                                 (Registrant)

Date: May 12, 1999               By:  /s/ Michael W. Patrick
                                    --------------------------
                                    Michael W. Patrick - President
                                    (Chief Executive Officer)

Date: May 12, 1999               By:  /s/ Philip A. Smitley
                                    --------------------------
                                    Philip A. Smitley - Assistant Vice President
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

10 Amended and Restated Master Lease dated January 29, 1999 between Movieplex Realty Leasing, L.L.C. and Carmike (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The redacted material was filed separately with the SEC.).

27                Financial Data Schedule (for SEC purposes only).