Form 10-Q
period 1999-06-30
CARMIKE CINEMAS INC
filed 1999-08-11
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 1999
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

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

Class A Common Stock, $.03 par value --
9,968,287 shares outstanding as of August 4, 1999
Class B Common Stock, $.03 par value --
l,420,700 shares outstanding as of August 4, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  June 30,    December 31,
                                                   1999           1998
                                                 --------     ------------
                                                 (Unaudited)
                                                     (000's omitted)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                   $  3,051      $ 17,771
     Short-term investments                           819           801
     Accounts and notes receivable                 10,134           522
     Inventories                                    3,550         3,851
     Prepaid expenses                              11,731         5,886
                                                 --------      --------
TOTAL CURRENT ASSETS                               29,285        28,831

OTHER ASSETS                                       47,777        38,146

PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization                   635,969       573,612

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED                                       56,063        56,954
                                                 --------      --------

                                                 $769,094      $697,543
                                                 ========      ========

                                                                          June 30,    December 31,
                                                                            1999          1998
                                                                          --------    ------------
                                                                          (Unaudited)
                                                                             (000's omitted)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $ 44,609      $ 45,533
     Accrued expenses                                                       42,222        37,842
     Current maturities of long-term debt
       and capital lease obligations -                                       2,077         1,290
                                                                          --------      --------
                   TOTAL CURRENT LIABILITIES                                88,908        84,665

LONG-TERM DEBT
     Long-term debt - less current maturities - Note B                     385,409       232,013
     Senior notes                                                                0        79,870
     Capital lease obligations - less current maturities                    44,928        38,587
     Restructuring reserve - less current portion                           25,270        30,099
     Other                                                                   4,283         6,000
                                                                          --------      --------
                   TOTAL LONG-TERM DEBT                                    459,890       386,569

SHAREHOLDERS' EQUITY
     5.5% Series A Senior Cumulative Convertible Exchangeable
       Preferred Stock, $1.00 par value, four votes per share,
       authorized 1,000,000 shares, issued and outstanding 550,000
       shares; involuntary liquidation value of $55,000,000                    550           550
     Class A Common Stock, $.03 par value, one vote per
       share, authorized 22,500,000 shares, issued and outstanding
       9,968,287 and 9,942,487 shares, respectively                            299           298
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and outstanding
       1,420,700 shares                                                         43            43
     Paid-in capital                                                       158,771       158,543
     Retained earnings                                                      60,633        66,875
                                                                          --------      --------
                                                                           220,296       226,309
                                                                          --------      --------
                                                                          $769,094      $697,543
                                                                          ========      ========


See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                              Three Months Ended             Six Months Ended
                                                                                    June 30,                      June 30,
                                                                             1999            1998          1999            1998
                                                                           ---------       --------      ---------       --------
                                                                                    (000's omitted except per share data)
REVENUES
     Admissions                                                            $  87,046       $ 76,026      $ 154,068       $156,651
     Concessions and other                                                    38,227         34,672         68,921         71,189
                                                                           ---------       --------      ---------       --------
                                                                             125,273        110,698        222,989        227,840

COSTS AND EXPENSES
     Film exhibition costs                                                    48,897         42,435         84,115         85,101
     Concession costs                                                          4,984          4,937          8,703          9,611
     Cost of operations                                                       46,736         45,407         90,619         92,057
     General and administrative                                                1,788          1,768          3,653          3,499
     Depreciation and amortization                                            10,046          9,088         19,552         18,074
     Change in estimated restructuring costs (Note C)                         (2,671)             0         (2,671)             0
                                                                           ---------       --------      ---------       --------
                                                                             109,780        103,635        203,971        208,342
                                                                           ---------       --------      ---------       --------
                                                     OPERATING INCOME         15,493          7,063         19,018         19,498

Interest expense                                                               9,195          6,477         16,501         12,794
                                                                           ---------       --------      ---------       --------
                                           INCOME BEFORE INCOME TAXES
                                               AND EXTRAORDINARY ITEM          6,298            586          2,517          6,704

Income tax expense                                                             2,393            224            956          2,548
                                                                           ---------       --------      ---------       --------
                                 NET INCOME BEFORE EXTRAORDINARY ITEM          3,905            362          1,561          4,156

Extraordinary item (net of income tax benefit
 Of $3,856) - (Note D)                                                             0              0         (6,291)             0
                                                                           ---------       --------      ---------       --------
                                                    NET INCOME (LOSS)      $   3,905       $    362      $  (4,730)      $  4,156
                                                                           =========       ========      =========       ========

Preferred stock dividends                                                        756              0          1,512              0
                                                                           ---------       --------      ---------       --------
                                      NET INCOME (LOSS) AVAILABLE FOR
                                                        COMMON SHARES      $   3,149       $    362      $  (6,242)      $  4,156
                                                                           =========       ========      =========       ========

Earnings (loss) per common share before
 Extraordinary item
     Basic                                                                 $     .28       $    .03      $     .00       $    .37
     Diluted                                                               $     .28       $    .03      $     .00       $    .36

Earnings (loss) per common share
     Basic                                                                 $     .28       $    .03      $    (.55)      $    .37
     Diluted                                                               $     .28       $    .03      $    (.55)      $    .36

See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             1999             1998
                                                                           ---------       -----------
                                                                                 (000's omitted)
OPERATING ACTIVITIES
     Net income (loss)                                                     $  (4,730)      $     4,156
     Items which did not use cash:
       Depreciation and amortization                                          19,552            18,074
       Deferred income taxes                                                     956             1,500
     Gain on sale of assets                                                     (794)             (682)
     Changes in other assets and liabilities                                  (9,631)                0
     Changes in operating assets and liabilities:
       Accounts and notes receivable and inventories                          (9,311)           (2,287)
       Prepaid expenses                                                       (5,845)             (437)
       Accounts payable                                                       (2,436)            9,877
       Accrued expenses                                                        4,382              (903)
                                                                           ---------       -----------
                                       NET CASH PROVIDED BY (USED IN)
                                                 OPERATING ACTIVITIES         (7,857)           29,298

INVESTING ACTIVITIES
     Purchases of property and equipment                                     (81,696)          (65,612)
     Disposals of property and equipment                                       1,472               682
     Decrease (increase) in:
       Short-term investments                                                    (18)            2,086
       Other                                                                   1,629             2,789
                                                                           ---------       -----------
                                NET CASH USED IN INVESTING ACTIVITIES        (78,613)          (60,055)

FINANCING ACTIVITIES
     Debt and other liabilities:
       Borrowings under revolving credit line                                201,600         1,489,000
       Repayments of revolving credit line                                  (322,100)       (1,450,500)
       Borrowings under other long-term agreements                           281,645                 0
       Payments of other long term borrowings                                (80,491)          (18,430)
       Debt issuance cost                                                     (8,905)                0
     Issuance of Class A Common Stock                                              1               408
     Due from lessor under capital leases                                          0             2,100
                                                                           ---------       -----------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES         71,750            22,578
                                                                           ---------       -----------
                                DECREASE IN CASH AND CASH EQUIVALENTS        (14,720)           (8,179)

Cash and cash equivalents at beginning of period                              17,771            16,545
                                                                           ---------       -----------
                                         CASH AND CASH EQUIVALENTS AT
                                                        END OF PERIOD      $   3,051       $     8,366
                                                                           =========       ===========


See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Carmike Cinemas, Inc. ("Carmike" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- INDEBTEDNESS

Long-term debt and senior notes consists of the following (in thousands):

                                                     June 30,      December 31,
                                                       1999            1998
                                                     --------      ------------
Revolving Credit Facility                            $109,500        $230,000
9 3/8% Senior Subordinated Notes due 2009             200,000               0
Term Loan B which matures March 31, 2005               74,813               0
Industrial Revenue Bonds; payable in equal
     installments through May 2006, with
     interest rates ranging from 3.90% to 5.98%         2,126           2,285
Senior notes                                                0          79,870
                                                     --------        --------
                                                      386,439         312,155
Less current maturities                                (1,030)           (272)
                                                     --------        --------
                                                     $385,409        $311,883
                                                     ========        ========


In February 1999, the Company completed an offering of $200.0 million of 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). The Company's wholly-owned subsidiaries have fully, unconditionally, jointly and severally guaranteed the Subordinated Notes. Additionally, on January 29, 1999 the Company amended and restated its 1997 credit agreement (as amended and restated, the "Revolving Credit Facility"). The Revolving Credit Facility provides for revolving credit availability of $200.0 million and matures November 10, 2002. The interest rate and commitment fees on the Revolving Credit Facility vary based on certain financial ratios as set forth in the Revolving Credit Facility Agreement. The aggregate effective interest rate on the Revolving Credit Facility was 8.2% at June 30, 1999.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE B - INDEBTEDNESS (CONTINUED)

The Revolving Credit Facility allowed for the February 25, 1999 issuance of a separate $75.0 million Term Loan B Facility (the "Term Loan B"). The Term Loan B will mature March 30, 2005 and bears interest at LIBOR plus 2.75%. The Company used the net proceeds from the issuance of the Subordinated Notes, approximately $193.7 million, to redeem its then outstanding Senior Notes and to reduce the amounts outstanding under the Revolving Credit Facility. Interest accrues on the Term Loan B at a floating rate per annum initially equal to, at Carmike's option, either: (1) the Base Rate, as defined, plus 1.75%, or (2) the Adjusted LIBOR Rate plus 2.75%. The applicable margins over the index used to determine the interest rate are adjustable from time to time following the fiscal quarter ended June 30, 1999 based upon certain financial ratios as set forth in the Term Loan B Agreement. The aggregate effective interest rate on the Term Loan B was 8.1% at June 30, 1999.

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

The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the Revolving Credit Facility. Under one interest rate swap agreement, the Company has fixed $50.0 million of its floating rate debt through February 7, 2003. The effective rate at June 30, 1999 was 7.955%, equal to a fixed rate of 5.705% plus the margin the Company pays over LIBOR (2.25% at June 30, 1999). Under another interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt through February 7, 2001 at a fixed rate of 5.503% plus the margin the Company pays over LIBOR (2.25% at June 30, 1999) for a total effective rate of 7.753%.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE B - INDEBTEDNESS (CONTINUED)

The Company is exposed to credit losses in the event of non-performance by counter-parties on interest rate swap agreements. The Company does not believe there is a significant risk of non-performance by any of the counter-parties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

NOTE C - RESTRUCTURING COSTS

During June 1999, the Company revised its estimate of the total costs to be incurred for its restructuring plan approved in December 1998. The $2.7 million decrease in estimated costs (approximately $1.7 million after income taxes or $.15 per diluted share) was the result of a lessor initiated early buyout of a lease included in the restructuring plan. The early lease termination provides savings for the lease payments, utilities and other associated lease costs which were expected to be incurred over the remaining lease period at December 31, 1998.

NOTE D - EXTRAORDINARY CHARGE

In connection with the indebtedness discussed in Note B - Indebtedness, the Company retired its then outstanding senior notes totaling $79.9 million. The Company recognized an extraordinary charge of $6.3 million ($10.1 million less applicable income taxes) for (a) a prepayment premium ($9.2 million) paid in connection with the redemption of the senior notes, and (b) the elimination of deferred debt costs ($.9 million) on retired indebtedness.

NOTE E - EARNINGS PER SHARE

                                             Three Months Ended              Six Months Ended
                                                  June 30,                        June 30,
                                            1999            1998            1999             1998
                                          -------         -------         -------          -------
WEIGHTED AVERAGE SHARES
  OUTSTANDING
     Basic                                 11,382          11,360          11,373           11,350

     Effect of dilutive securities -
       Employee stock options                  34              74              32               79
                                          -------         -------         -------          -------

     Diluted                               11,416          11,434          11,405           11,429
                                          =======         =======         =======          =======

Earnings (loss) per common share
  before extraordinary item
     Basic                                $   .28         $   .03         $   .00          $   .37
     Diluted                              $   .28         $   .03         $   .00          $   .36

Earnings (loss) per common share
     Basic                                $   .28         $   .03         $  (.55)         $   .37
     Diluted                              $   .28         $   .03         $  (.55)         $   .36

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE F - CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

The Company's principal operating subsidiaries fully, unconditionally, jointly and severally guarantee the Company's $200 million 9 3/8% Senior Subordinated Notes (see Note B - Indebtedness).

The guarantor subsidiaries are direct, wholly owned U.S. subsidiaries of the Company. The Company and the guarantor subsidiaries conduct substantially all of the operations of the Company and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. The Company also has a partially owned subsidiary and several unconsolidated affiliates which are not guarantors and are inconsequential to the Company on a consolidated basis.

Following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at June 30, 1999 and for the six month period then ended for the guarantor subsidiaries of the Company (in thousands):


                                                         JUNE 30, 1999
                                                         -------------
Current assets                                             $ 18,307
Current liabilities                                          16,473
Noncurrent assets                                           524,627
Noncurrent liabilities                                      326,424

                                                         SIX MONTHS ENDED JUNE 30
                                                            1999          1998
                                                          --------      --------
Revenues                                                  $175,661      $181,596
Operating income (loss)                                      2,169         2,779
Net income (loss)                                           (5,770)       (3,125)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC"). Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, and the performance of films licensed by the Company; competitive pressures in the motion picture exhibition industry, including the increasing development of megaplexes and stadium-style theatres by some exhibitors; the availability of opportunities for expansion; the Company's substantial leverage, and the availability of financial resources and financing programs; demographic changes; and general economic conditions, including adverse changes in inflation and prevailing interest rates; as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1998 Form 10-K.

                 COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1999 increased 13.2% to $125.3 million from $110.7 million for the quarter ended June 30, 1998. This increase consists of an $11.0 million increase in admissions and a $3.6 million increase in concessions and other. For the quarter ended June 30, 1999, the Company's average admission price was $4.55, its average concession sale per patron was $1.83 and the attendance per average screen increased 8.6% to 7,101 from 6,541 for the quarter ended June 30, 1998. These factors contributed to increasing revenue per average screen by 15.1% to $46,535. For the quarter ended June 30, 1998, the Company's average admission price was $4.25, its average concession sale per patron was $1.77 and the revenue per average screen was $40,445. The increases are attributed to additional revenues generated from increased ticket and concession sales per patron and increased attendance due to improved film product and improved facilities resulting from the Company's expansion and re-screening projects.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) increased 8.4% from $92.8 million for the quarter ended June 30, 1998 to $100.6 million for the quarter ended June 30, 1999. This dollar increase is primarily due to the popularity of Star Wars: The Phantom Menace, which had higher film rental costs. Concessions costs were relatively flat at $5.0 million. Other theatre costs for the quarter ended June 30, 1999 increased 2.9% to $46.7 million from $45.4 million for the same period in 1998. This increase was the result of individually immaterial increases in salaries, supplies and utilities related to higher attendance. As a percentage of total revenues, cost of operations decreased to 80.3% of total revenues in the quarter ended June 30, 1999 from 83.8% for the quarter ended June 30, 1998, largely due to the amount of fixed costs which do not fluctuate with changes in revenues or attendance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998


Total revenues for the six months ended June 30, 1999 decreased 2.1% to $223.0 million from $227.8 million for the six months ended June 30, 1998. This decrease consists of a $2.6 million decrease in admissions and a $2.3 million decrease in concessions and other. These decreases are primarily attributable to a reduction in attendance to 35.1 million patrons for the six months ended June 30, 1999 versus 36.6 million patrons during the same period in 1998. The major declines in attendance occurred in the first four months of 1999, when attendance was down 12.5% over 1998 levels. Attendance in May and June 1999 began strengthening the quarter with attendance increases of 11.2% over the comparable two month period in 1998. For the six months ended June 30, 1999, the Company's average admission price was $4.39, its average concession sale per patron was $1.77 and revenue per average screen of $81,323. For the six months ended June 30, 1998, the Company's average admission price was $4.28, its average concession sale per patron was $1.77 and revenue per average screen was $83,642.

Costs of operations for the six months ended June 30, 1999 decreased 1.8% from $186.8 million for the six months ended June 30, 1998 to $183.4 million, due to the depressed activity of the first four months of the period. Film costs as a percentage of admissions revenue increased slightly to 54.6% from 54.3% in 1998. This increase was due to the shorter run of product in the first quarter and higher film rental rates on Star Wars: The Phantom Menace in the second quarter. Concession costs decreased to $8.7 million for the six months ended June 30, 1999 from $9.6 million for the same period in 1998. This decrease is due, again, to the lower attendance during the first four months of 1999. Other theatre costs for the six months ended June 30, 1999 decreased 1.6% to $90.6 million from $92.1 million for the six months ended June 30, 1998. This decrease was the result of individually immaterial decreases in salaries, supplies and utilities, net of an increase in expenses due to new theatres being opened within the period. As a percentage of total revenues, cost of operations increased to 82.3% in the first six months of 1999 from 82.0% in the first six months of 1998.

Depreciation and amortization increased 10.5% from $9.1 million for the quarter ended June 30, 1998 to $10.0 million for the quarter ended June 30, 1999. This increase is due to the newer theatres brought on line through the period, partially offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized in 1998. Depreciation and amortization for the six months ended June 30, 1999 increased 8.2% to $19.6 million from $18.1 million for the six months ended June 30, 1998. This increase is also due to the reasons enumerated above.

Interest expense for the quarter ended June 30, 1999 increased 42.0% to $9.2 million from $6.5 million for the quarter ended June 30, 1998. This increase is due to higher levels of average indebtedness outstanding and to a higher aggregate cost of debt of 8.5% versus the aggregate cost of debt of 6.8% in the quarter ended June 30, 1998. Interest expense for the six months ended June 30, 1999 increased 29.0% to $16.5 million from $12.8 million for the six months ended June 30, 1998 for the reasons stated above.

During the quarter ended June 30, 1999, the Company recorded a decrease in the estimated restructuring costs reported in the fourth quarter of 1998 (see the Company's 1998 Annual Report and the 1998 Form 10-K). This credit was the result of a lessor initiated early buyout of a lease on one of the properties included in the restructuring plan. The amount of this credit was $2.7 million, or $1.7 million net of income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital deficits of $59.6 million and $55.8 million at June 30, 1999 and December 31, 1998, respectively. These deficits are financed through the operating "float" and through borrowing availability under the Revolving Credit Facility. At June 30, 1999, the Company had approximately $3.9 million in cash and short-term investments on hand and approximately $90.5 million was available under the Company's Revolving Credit Facility.

The Company's credit facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

The Company's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the first six months of 1999, such capital expenditures totaled $81.7 million. The Company estimates that total capital expenditures for 1999 will be approximately $145.0 million. The Company's expansion plans for 1999 continue to focus on small to mid-sized communities ranging in population size from 75,000 to 250,000 which can support the development of multiplex theatres. The Company's prototype multiplex theatre can be adapted and sized to fit varying populations and is designed to support a community base of 40,000 people per screen.

Cash used in operating activities was $7.9 million for the six months ended June 30, 1999, compared to cash provided by operating activities of $29.3 million for the six months ended June 30, 1998. The decrease in cash flow from operating activities was primarily due to an increase in accounts receivable and prepaid expenses and accrued expenses which was partially offset by a decrease in accounts payable. Net cash used in investing activities was $78.6 million for the six months ended June 30, 1999 as compared to $60.1 million in the prior year period. This increase in cash used in investing activities was primarily due to the increased level of capital expenditures. For the six month periods ended June 30, 1999 and 1998, cash provided by financing activities was $71.8 million and $22.6 million, respectively. The increase in cash provided by financing activities was primarily due to the sale of $200.0 million aggregate principal amount of the Company's 9 3/8% Senior Subordinated Notes and borrowings of $75.0 million under the new Term Loan B facility, net of repayments on the Revolving Credit Facility.

The Company believes that its presently anticipated capital needs for theatre construction, renovation and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the revolving credit line (see Note B of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings or sale/leasebacks of theatre properties. On July 31, 1999, the Company had approximately $9.4 million in cash

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and short term investments on hand and approximately $85.0 million was available under the Company's revolving credit line. No assurance can be given that the Company's business will generate sufficient cash flows from operations, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to the Company in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.

YEAR 2000

The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process the date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations. Moreover, even if a company's systems are Year 2000 compliant, a problem may exist to the extent that the data that such systems process is not.

Carmike implemented a Year 2000 compliance program designed to ensure that Carmike's computer systems and applications will function properly beyond 1999. Carmike's Year 2000 compliance program has three phases: (1) identification, (2) remediation (including modification, upgrading and replacement) and (3) testing. Carmike's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to a change in response to new developments.

Carmike has three material internal IT systems: (1) its accounting system, (2) its proprietary IQ-Zero point-of-sale system and (3) a film system through which Carmike manages the booking of the films shown in its theatres. Carmike has completed the identification, remediation and testing phases with respect to all three of these systems. Carmike has conducted a survey of its theatres and has not identified any non-IT systems the failure of which to be Year 2000 compliant would have a material adverse effect on Carmike's business, operating results or financial condition. Carmike has surveyed its material vendors and suppliers (including concession, technical and film suppliers) and the financial institutions with whom it has material relationships. Based on such survey, Carmike is not aware of any material third-party Year 2000 risks.

The cost of remediation of problems related to Year 2000 issues was less than $50,000. This cost includes the cost of upgrading the Company's film system. As of June 30, 1999, this plan has been completed and all components are in compliance with Year 2000 issues.

If Carmike's internal IT systems do not function properly beyond 1999, Carmike plans to operate such systems manually until any Year 2000 issues are remediated. Such remediation may result in loss of data and information and increased costs of operations. In addition, if the IQ-Zero system failed to operate properly due to Year 2000 problems, local management staff may not be able to focus their attention on their customers and theatre needs. Carmike expects to maintain close contact with the third parties with whom Carmike has material relationships, such as vendors, suppliers and financial institutions, to ensure that such third parties' Year 2000 issues do not affect Carmike's operations.

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

                           PART II. OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security-Holders.

         The annual meeting of shareholders of the Company was held on May 13, 1999. At the annual meeting, the shareholders voted on the election of nine directors. The results of the voting were as follows:

PROPOSAL NO. 1 - ELECTION OF DIRECTORS

                                                 FOR             VOTE WITHHELD
                                                 ---             -------------
C. L. Patrick                                 25,207,678             48,669
Michael W. Patrick                            25,208,107             48,240
F. Lee Champion, III                          25,173,187             53,160
Elizabeth C. Fascitelli                       25,159,607             96,740
Richard A. Friedman                           25,159,517             96,830
Carl L. Patrick, Jr.                          25,208,607             47,740
Carl E. Sanders                               25,168,078             88,269
John W. Jordan, II                            25,217,707             38,640
David W. Zalaznick                            25,217,707             38,640


ITEM 5.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27  - Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CARMIKE CINEMAS, INC.
                                    (Registrant)


Date: August 11, 1999               By: /s/ Michael W. Patrick
     ------------------------          -----------------------------------------
                                       Michael W. Patrick - President
                                       (Chief Executive Officer)


Date: August 11, 1999               By: /s/ Martin A. Durant
     ------------------------          -----------------------------------------
                                       Martin A. Durant - Senior Vice
                                       President-Finance
                                       Treasurer (Chief Financial Officer)