Form 10-Q
period 1999-09-30
CARMIKE CINEMAS INC
filed 1999-11-12
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended SEPTEMBER 30, 1999

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

Class A Common Stock, $.03 par value --
   9,948,487 shares outstanding as of November 1, 1999
Class B Common Stock, $.03 par value --
   l,420,700 shares outstanding as of November 1, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CARMIKE CINEMAS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                 September 30,      December 31,
                                                      1999              1998
                                                 -------------      ------------
                                                  (Unaudited)
                                                         (000's omitted)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                   $       5,180      $     17,771
     Short-term investments                                936               801
     Accounts and notes receivable                       4,691               522
     Inventories                                         4,257             3,851
     Prepaid expenses                                   17,027             5,886
                                                 -------------      ------------
TOTAL CURRENT ASSETS                                    32,091            28,831

OTHER ASSETS                                            40,129            38,146

PROPERTY AND EQUIPMENT - Net of accumulated
  depreciation and amortization                        684,752           573,612

EXCESS OF COST OVER FAIR
  VALUE OF TANGIBLE ASSETS
    ACQUIRED                                            55,598            56,954
                                                 -------------      ------------

                                                 $     812,570      $    697,543
                                                 =============      ============




                                                                                    September 30,      December 31,
                                                                                         1999              1998
                                                                                    --------------     -------------
                                                                                     (Unaudited)
                                                                                            (000's omitted)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $       70,033     $      45,533
     Accrued expenses                                                                       34,222            37,842
     Current maturities of long-term debt
       and capital lease obligations                                                         2,033             1,290
                                                                                    --------------     -------------
                                     TOTAL CURRENT LIABILITIES                             106,288            84,665

LONG-TERM LIABILITIES
     Long-term debt - less current maturities - Note B                                     397,476           232,013
     Senior notes                                                                                0            79,870
     Capital lease obligations - less current maturities                                    53,024            38,587
     Restructuring reserve - less current portion                                           24,933            30,099
     Other                                                                                   2,969             6,000
                                                                                    --------------     -------------
                                   TOTAL LONG-TERM LIABILITIES                             478,402           386,569

SHAREHOLDERS' EQUITY
     5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock,
       $1.00 par value, four votes per share, authorized 1,000,000 shares, issued and outstanding 550,000
       shares; involuntary liquidation value of $55,000,000                                    550               550
     Class A Common Stock, $.03 par value, one vote per
       share, authorized 22,500,000 shares, issued and outstanding
       9,956,487 and 9,942,487 shares, respectively                                            299               298
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and outstanding
       1,420,700 shares                                                                         43                43
     Treasury Stock, 11,800 shares at cost                                                    (154)                0
     Paid-in capital                                                                       158,772           158,543
     Retained earnings                                                                      68,370            66,875
                                                                                    --------------     -------------
                                                                                           227,880           226,309
                                                                                    --------------     -------------

                                                                                    $      812,570     $     697,543
                                                                                    ==============     =============



See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                            Three Months Ended           Nine Months Ended
                                                                                September 30,                September 30,
                                                                             1999          1998           1999           1998
                                                                           --------      --------      ---------       --------
                                                                                  (000's omitted except per share data)

REVENUES
     Admissions                                                            $101,159      $ 92,126      $ 255,227       $248,777
     Concessions and other                                                   43,671        42,594        112,592        113,783
                                                                           --------      --------      ---------       --------
                                                                            144,830       134,720        367,819        362,560

COSTS AND EXPENSES
     Film exhibition costs                                                   50,910        47,027        135,025        132,128
     Concession costs                                                         6,027         5,445         14,730         15,056
     Cost of operations                                                      51,913        49,738        142,532        141,795
     General and administrative                                               1,877         1,820          5,530          5,319
     Depreciation and amortization                                           10,735         9,769         30,287         27,843
     Change in estimated restructuring costs (Note C)                             0             0         (2,671)             0
                                                                           --------      --------      ---------       --------
                                                                            121,462       113,799        325,433        322,141
                                                                           --------      --------      ---------       --------
                                                     OPERATING INCOME        23,368        20,921         42,386         40,419

Interest expense                                                              9,665         6,792         26,166         19,586
                                                                           --------      --------      ---------       --------
                                           INCOME BEFORE INCOME TAXES
                                               AND EXTRAORDINARY ITEM        13,703        14,129         16,220         20,833

Income tax expense                                                            5,207         5,369          6,164          7,917
                                                                           --------      --------      ---------       --------
     NET INCOME BEFORE EXTRAORDINARY ITEM                                     8,496         8,760         10,056         12,916

Extraordinary item (net of income tax benefit
 of $3,856) - (Note D)                                                            0             0         (6,291)             0
                                                                           --------      --------      ---------       --------
                                                           NET INCOME         8,496         8,760          3,765         12,916

Preferred stock dividends                                                       757             0          2,269              0
                                                                           --------      --------      ---------       --------
                                             NET INCOME AVAILABLE FOR
                                                        COMMON SHARES      $  7,739      $  8,760      $   1,496       $ 12,916
                                                                           ========      ========      =========       ========


Earnings per common share before
 Extraordinary item
     Basic                                                                 $    .68      $    .77      $     .68       $   1.14
     Diluted                                                               $    .68      $    .77      $     .68       $   1.13

Earnings per common share
     Basic                                                                 $    .68      $    .77      $     .13       $   1.14
     Diluted                                                               $    .68      $    .77      $     .13       $   1.13


See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                               Nine Months Ended
                                                                                  September 30,
                                                                              1999              1998
                                                                           ---------       -----------
                                                                                  (000's omitted)
OPERATING ACTIVITIES

     Net income                                                            $   3,765       $    12,916
     Items which did not use cash:
       Depreciation and amortization                                          30,287            27,843
       Deferred income taxes                                                   3,400             2,000
     Gain on sale of assets                                                   (2,019)           (1,257)
     Changes in other assets and liabilities                                 (10,179)                0
     Changes in operating assets and liabilities:
       Accounts and notes receivable and inventories                          (4,575)           (3,095)
       Prepaid expenses                                                      (11,141)             (461)
       Accounts payable                                                       24,500            (5,159)
       Accrued expenses                                                         (856)            4,604
                                                                           ---------       -----------
                                                 NET CASH PROVIDED BY
                                                 OPERATING ACTIVITIES         33,182            37,391

INVESTING ACTIVITIES
     Purchases of property and equipment                                    (141,920)         (107,841)
     Disposals of property and equipment                                       3,867             1,682
     Decrease (increase) in:
       Short-term investments                                                   (135)            2,242
       Other                                                                     700               519
                                                                           ---------       -----------
         NET CASH USED IN INVESTING ACTIVITIES                              (137,488)         (103,398)

FINANCING ACTIVITIES
       Debt and other liabilities:
       Borrowings under revolving credit line                                322,300         2,317,500
       Repayments of revolving credit line                                  (430,500)       (2,246,000)
       Borrowings under other long-term agreements                           289,995                 0
       Payments of other long term borrowings                                (81,022)          (18,710)
       Debt issuance cost                                                     (8,905)                0
     Issuance of Class A Common Stock                                              1               415
     Purchase of Treasury Stock                                                 (154)                0
     Due from lessor under capital leases                                          0             2,100
                                                                           ---------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     91,715            55,305
                                                                           ---------       -----------
     DECREASE IN CASH AND CASH EQUIVALENTS                                   (12,591)          (10,702)

Cash and cash equivalents at beginning of period                              17,771            16,545
                                                                           ---------       -----------
                                         CASH AND CASH EQUIVALENTS AT
                                                        END OF PERIOD      $   5,180       $     5,843
                                                                           =========       ===========

See accompanying notes to condensed consolidated financial statements.

                              CARMIKE CINEMAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Carmike Cinemas, Inc. ("Carmike" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- INDEBTEDNESS

Long-term debt and senior notes consists of the following (in thousands):


                                                               September 30,      December 31,
                                                                    1999              1998
                                                              --------------     -------------
Revolving Credit Facility                                     $      121,800     $     230,000
9 3/8% Senior Subordinated Notes due 2009                            200,000                 0
Term Loan B which matures March 31, 2005                              74,625                 0
Industrial Revenue Bonds; payable in equal
     installments through May 2006, with
     interest rates ranging from 3.90% to 5.98%                        2,080             2,285
Senior notes                                                               0            79,870
                                                              --------------     -------------
                                                                     398,505           312,155
Less current maturities                                               (1,029)             (272)
                                                              --------------     -------------
                                                              $      397,476     $     311,883
                                                              ==============     =============


In February 1999, the Company completed a private offering of $200.0 million of 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). The unregistered Subordinated Notes were subsequently exchanged for registered Subordinated Notes in July, 1999. The Company's wholly-owned subsidiaries have fully, unconditionally, jointly and severally guaranteed the Subordinated Notes. Additionally, on January 29, 1999 the Company amended and restated its 1997 credit agreement (as amended and restated, the "Revolving Credit Facility"). The Revolving Credit Facility provides for revolving credit availability of $200.0 million and matures November 10, 2002. The interest rate and commitment fees on the Revolving Credit Facility vary based on certain financial ratios as set forth in the Revolving Credit Facility Agreement. The aggregate effective interest rate on the Revolving Credit Facility was 7.6% at September 30, 1999.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE B - INDEBTEDNESS (CONTINUED)

The Revolving Credit Facility allowed for the February 25, 1999 issuance of a separate $75.0 million Term Loan B Facility (the "Term Loan B"). The Term Loan B will mature March 30, 2005 and bears interest at LIBOR plus 2.75%. The Company used the net proceeds from the issuance of the Subordinated Notes, approximately $193.7 million, to redeem its then outstanding Senior Notes and to reduce the amounts outstanding under the Revolving Credit Facility. Interest accrues on the Term Loan B at a floating rate per annum initially equal to, at Carmike's option, either: (1) the Base Rate, as defined, plus 1.75%, or (2) the Adjusted LIBOR Rate plus 2.75%. The applicable margins over the index used to determine the interest rate are adjustable from time to time following the fiscal quarter ended June 30, 1999 based upon certain financial ratios as set forth in the Term Loan B Agreement. The aggregate effective interest rate on the Term Loan B was 8.1% at September 30, 1999.

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

The interest rate swap agreements changed floating interest rate expense on amounts outstanding under the Revolving Credit Facility. Under one interest rate swap agreement, the Company has fixed $50.0 million of its floating rate debt through February 7, 2003. This swap agreement was amended effective August 9, 1999. Under the amended agreement the effective rate at September 30, 1999 was 7.455%, equal to a fixed rate of 5.205% plus the margin the Company pays over LIBOR (2.25% at September 30, 1999). Under another interest rate swap agreement, the Company has fixed $20.0 million of its floating rate debt through February 7, 2001 at a fixed rate of 5.503% plus the margin the Company pays over LIBOR (2.25% at September 30, 1999) for a total effective rate of 7.753%.

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

NOTE E -- EARNINGS PER SHARE


                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                              1999            1998            1999            1998
                                          ----------      ----------      ----------      ----------
Weighted average shares
  outstanding
     Basic                                    11,389          11,362          11,378          11,355

     Effect of dilutive securities -
       Employee stock options                     14              53              25              70
                                          ----------      ----------      ----------      ----------

     Diluted                                  11,403          11,415          11,403          11,425
                                          ==========      ==========      ==========      ==========

Earnings per common share
  before extraordinary item
     Basic                                $      .68      $      .77      $      .68      $     1.14
     Diluted                              $      .68      $      .77      $      .68      $     1.13

Earnings per common share
     Basic                                $      .68      $      .77      $      .13      $     1.14
     Diluted                              $      .68      $      .77      $      .13      $     1.13

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

Following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at September 30, 1999 and for the nine month period then ended for the guarantor subsidiaries of the Company (in thousands):

                                                    September 30, 1999
                                                    ------------------

Current assets                                           $ 13,829
Current liabilities                                        14,713
Noncurrent assets                                         566,154
Noncurrent liabilities                                    361,722



                                                                                          Nine months ended
                                                                                              September 30
                                                                                          1999              1998
                                                                                    --------------     -------------
Revenues                                                                            $      292,996     $     291,825
Operating income                                                                            15,680            13,487
Net income (loss)                                                                           (1,437)              471

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

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1999 increased 7.5% to $144.8 million from $134.7 million for the quarter ended September 30, 1998. This increase consists of a $9.0 million increase in admissions and a $1.1 million increase in concessions and other. For the quarter ended September 30, 1999, the Company's average admission price was $4.69, its average concession sale per patron was $1.89 and the attendance per average screen was relatively flat at 7,936 compared to 7,956 for the quarter ended September 30, 1998. These factors contributed to increasing revenue per average screen 8.8% to $53,246. For the quarter ended September 30, 1998, the Company's average admission price was $4.21, its average concession sale per patron was $1.79 and the revenue per average screen was $48,936. The increases are attributed to additional revenues generated from increased ticket and concession sales per patron and improved facilities resulting from the Company's expansion and re-screening projects.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) increased 6.5% from $102.2 million for the quarter ended September 30, 1998 to $108.9 million for the quarter ended September 30, 1999. This dollar increase is due to higher admissions revenue which forced film exhibition costs up accordingly. Concessions costs were up slightly at $6.0 million for the quarter ended September 30, 1999, compared to $5.4 million for the quarter ended September 30, 1998. Other theatre costs for the quarter ended September 30, 1999 increased 4.4% to $51.9 million from $49.7 million for the same period in 1998. This increase was the result of individually immaterial increases in salaries, supplies and utilities related to higher attendance. As a percentage of total revenues, cost of operations decreased to 75.2% of total revenues in the quarter ended September 30, 1999 from 75.9% for the quarter ended September 30, 1998, largely due to the amount of fixed costs which do not fluctuate with changes in revenues or attendance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Total revenues for the nine months ended September 30, 1999 increased 1.4% to $367.8 million from $362.6 million for the nine months ended September 30, 1998. This increase consists of a $6.5 million increase in admissions and a $1.2 million decrease in concessions and other. The increases in admissions are primarily attributable to an increase in admission pricing as well as the mix of tickets sold in the various pricing categories (adults, children and matinee). These increases are partially offset by a 3.1% reduction in attendance to 56.7 million patrons for the nine months ended September 30, 1999 versus 58.5 million patrons during the same period in 1998. The major declines in attendance occurred in the first four months of 1999, when attendance was down 12.5% over 1998 levels. For the nine months ended September 30, 1999, the Company's average admission price was $4.50, its average concession sale per patron was $1.81 and revenue per average screen was $134,732. For the nine months ended September 30, 1998, the Company's average admission price was $4.25, its average concession sale per patron was $1.78 and revenue per average screen was $132,612.

Costs of operations for the nine months ended September 30, 1999 increased 1.1% from $289.0 million for the nine months ended September 30, 1998 to $292.3 million. This increase is directly related to higher revenue generation. Film exhibition costs were $135.0 million, or 52.9% of admissions, as compared to $132.1 million, or 53.1% of admissions in 1998. Concession costs decreased to $14.7 million for the nine months ended September 30, 1999 from $15.1 million for the same period in 1998. This decrease is due to the lower attendance during the first four months of 1999. Other theatre costs for the nine months ended September 30, 1999 were relatively flat at $142.5 million compared to $141.8 million for the nine months ended September 30, 1998. There were no individually material changes in salaries, supplies and utilities which would require itemized disclosure. As a percentage of total revenues, cost of operations decreased to 79.5% in the first nine months of 1999 from 79.7% in the first nine months of 1998.

Depreciation and amortization increased 9.2% from $9.8 million for the quarter ended September 30, 1998 to $10.7 million for the quarter ended September 30, 1999. This increase is due to the newer theatres brought on line through the period, partially offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized in 1998. Depreciation and amortization for the nine months ended September 30, 1999 increased 9.0% to $30.3 million from $27.8 million for the nine months ended September 30, 1998. This increase is also due to the reasons enumerated above.

Interest expense for the quarter ended September 30, 1999 increased 42.6% to $9.7 million from $6.8 million for the quarter ended September 30, 1998. This increase is due to higher levels of average indebtedness outstanding and to a higher aggregate cost of debt of 8.5% versus the aggregate cost of debt of 6.6% in the quarter ended September 30, 1998. Interest expense for the nine months ended September 30, 1999 increased 33.7% to $26.2 million from $19.6 million for the nine months ended September 30, 1998 for the reasons stated above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital deficits of $74.2 million and $55.8 million at September 30, 1999 and December 31, 1998, respectively. These deficits are financed through the operating "float" and through borrowing availability under the Revolving Credit Facility. At September 30, 1999, the Company had approximately $5.2 million in cash and short-term investments on hand and approximately $78.2 million was available under the Company's Revolving Credit Facility.

The Company's credit facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

On August 13, 1999, the Board of Directors of the Company authorized a stock repurchase program for the repurchase, from time to time, of approximately $4.0 million of Class A Common Stock to be held as treasury stock. As of September 30, 1999, the Company has purchased 11,800 shares of Class A Common Stock at an average purchase price of $13.05 per share.

The Company's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the first nine months of 1999, such capital expenditures totaled $141.9 million. The Company estimates that total capital expenditures for 1999 will be approximately $155.0 million. The Company's expansion plans for 1999 continue to focus on small to mid-sized communities ranging in population size from 75,000 to 250,000 which can support the development of multiplex theatres. The Company's prototype multiplex theatre can be adapted and sized to fit varying populations and is designed to support a community base of 40,000 people per screen.

Cash provided by operating activities was $33.2 million for the nine months ended September 30, 1999, compared to cash provided by operating activities of $37.4 million for the nine months ended September 30, 1998. The decrease in cash flow from operating activities was primarily due to an increase in accounts receivable and prepaid expenses which was partially offset by an increase in accounts payable. Net cash used in investing activities was $137.5 million for the nine months ended September 30, 1999 as compared to $103.4 million in the prior year period. This increase in cash used in investing activities was primarily due to the increased level of capital expenditures. For the nine month periods ended September 30, 1999 and 1998, cash provided by financing activities was $91.7 million and $55.3 million, respectively. The increase in cash provided by financing activities was primarily due to the sale of $200.0 million aggregate principal amount of the Company's 9 3/8% Senior Subordinated Notes and borrowings of $75.0 million under the new Term Loan B facility, net of repayments on the Revolving Credit Facility.

The Company believes that its presently anticipated capital needs for theatre construction, renovation, stock repurchase and possible acquisitions will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the revolving credit line (see Note B of the Notes to Condensed

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Consolidated Financial Item Statements (Unaudited) herein), additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt, internally generated cash flow and, where appropriate, future lease financings or sale/leasebacks of theatre properties. On October 31, 1999, the Company had approximately $7.1 million in cash and short term investments on hand and approximately $45 million was available under the Company's revolving credit line. No assurance can be given that the Company's business will generate sufficient cash flows from operations, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to the Company in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs.


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

The cost of remediation of problems related to Year 2000 issues was less than $50,000. This cost includes the cost of upgrading the Company's film system. As of September 30, 1999, this plan has been completed and all components are in compliance with Year 2000 issues.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's fixed interest rate risk for long-term debt is limited to the Company's $200 million 9 3/8% senior subordinated notes. As of September 30, 1999 the market value of these notes has decreased approximately 7% since their issuance in February 1999.

There have been no material changes in the interest rates for the Company's floating rate debt from those rates effective when the Company restructured its outstanding indebtedness (See Note B of the Notes to Consolidated Financial Statements (Unaudited)).

                           PART II. OTHER INFORMATION


ITEM 5.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             27  - Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K

             The Company filed a current report on Form 8-K on August 13, 1999, reporting under Item 5 the authorization of a stock repurchase plan as well as second quarter financial results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CARMIKE CINEMAS, INC.
                                              (Registrant)


Date:  November 8, 1999                       By: /s/ Michael W. Patrick
     ------------------------                    -------------------------------
                                                  Michael W. Patrick - President
                                                  (Chief Executive Officer)


Date:  November 8, 1999                       By: /s/ Martin A. Durant
     ------------------------                    -------------------------------
                                                  Martin A. Durant - Senior Vice
                                                    President-Finance
                                                  Treasurer (Chief Financial
                                                    Officer)