Form 10-K
period 1999-12-31
CARMIKE CINEMAS INC
filed 2000-04-13
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
             Title of Each Class                          on Which Registered
             -------------------                         ---------------------
CLASS A COMMON STOCK, PAR VALUE $.03 PER SHARE          NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         As of March 3, 2000, 9,968,287 shares of Class A Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Class A Common Stock held by non-affiliates of the registrant was approximately $65,417,634.50. As of March 3, 2000, 1,420,700 shares of Class B Common Stock, par value $.03 per share, were outstanding, all of which shares are held by affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
Part I

         Item 1.    Business..................................................................................3

         Item 2.    Properties...............................................................................16

         Item 3.    Legal Proceedings........................................................................17

         Item 4.    Submission of Matters to a Vote of Security Holders......................................17

         Executive Officers of the Registrant................................................................17

Part II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................19

         Item 6.    Selected Financial and Operating Data....................................................21

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....23

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................32

         Item 8.    Financial Statements and Supplementary Data..............................................32

         Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....33

*Part III

         Item 10.   Directors and Executive Officers of the Registrant.......................................33

         Item 11.   Executive Compensation...................................................................33

         Item 12    Security Ownership of Certain Beneficial Owners and Management...........................33

         Item 13    Certain Relationships and Related Transactions...........................................33



Part IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................34

*Incorporated by reference from 2000 Proxy Statement.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "slate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Carmike cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth below in "Item 1. Business -- Factors That May Affect Future Performance." By making these forward-looking statements, Carmike does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under the Federal securities laws.

         In this Report, the words "Company," "Carmike," "we," "our," "ours," and "us" refer to Carmike Cinemas, Inc. and its subsidiaries.



                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Carmike is the largest motion picture exhibitor in the United States in terms of number of theatres operated and is the third largest in terms of the number of screens operated. As of December 31, 1999, Carmike operated 458 theatres with an aggregate of 2,848 screens located in 36 states. Carmike's theatres are located in small to mid-sized communities ranging in population size from approximately 7,700 to 500,000. As of December 31, 1999, management believes that Carmike was the sole exhibitor in approximately 65% of its free film licensing zones.

         Carmike was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of its predecessor, the Martin Theatres circuit, by present management of Carmike. The principal executive offices of Carmike are located at 1301 First Avenue, Columbus, Georgia 31901, and the telephone number is (706) 576-3400.

RECENT DEVELOPMENTS

         Amendment of Credit and Lease Facilities

         Carmike and its lenders recently negotiated amendments to Carmike's revolving credit facility, term loan and master lease facility. Pursuant to these amendments, certain financial covenants were modified, additional limitations were placed on capital expenditures, and certain costs related to the facilities were increased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding these amendments.

         Sale/Leaseback Transactions

         During the first quarter of 2000, Carmike entered into a sale and leaseback transaction for three theatres with a net book value of approximately $22.4 million and a sale price of $23.7 million. Carmike also has a commitment to sell and leaseback another three theatres with a net book value of $19.6 million and a sale price of $22.6 million, which it expects to consummate during the second quarter of 2000. Gains resulting from the sales will be recognized ratably over the leaseback period, which in both cases involves an initial lease term of 20 years with four 5-year renewal options. These lease transactions will be triple net leases that require the tenant to be responsible for all operating costs.

THEATRE OPERATIONS

         Carmike's revenues are generated primarily from admissions and concessions sales. Additional revenues, which are not material, are generated from video game arcade areas, family entertainment centers and on-screen advertising. The following table sets forth, as of December 31, 1999, certain information regarding the 458 theatres and 2,848 screens operated by Carmike:

STATE               THEATRES        SCREENS                  STATE               THEATRES        SCREENS
-----               --------        -------                  -----               --------        -------
Alabama................25             203                    Nebraska................9              32
Arkansas...............12              99                    New Mexico..............1               2
Colorado...............11              64                    New York................1               8
Delaware................2              20                    North Carolina.........62             380
Florida................18             109                    North Dakota............9              45
Georgia................39             275                    Ohio....................8              43
Idaho...................7              22                    Oklahoma...............12              61
Illinois................3              13                    Pennsylvania...........37             232
Indiana.................2              13                    South Carolina.........21             124
Iowa...................21             142                    South Dakota............7              48
Kansas..................2              18                    Tennessee..............40             262
Kentucky...............11              53                    Texas..................18             112
Louisiana...............3              22                    Utah...................12              72
Maryland................2              12                    Virginia...............14              85
Michigan................2              10                    Washington..............2              13
Minnesota..............13              75                    West Virginia...........5              30
Missouri................1               8                    Wisconsin...............7              46
Montana................15              80                    Wyoming.................4              15

         From time to time, Carmike converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Carmike also operates certain theatres for the exhibition of first-run films at a reduced admission price. These theatres are typically in a smaller market where Carmike is the only exhibitor in the market. At December 31, 1999, Carmike operated 74 theatres with 314 screens as Discount Theatres.

         As of December 31, 1999, Carmike owned 88 of its theatres, had 316 ground and improvement leases and 47 ground leases. An additional seven theatres were operated by Carmike under shared ownership.

         Carmike's theatre operations are under the supervision of its Senior Vice President -- Operations and four division managers. The division managers are responsible for implementing Company operating policies and supervising Carmike's eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of Carmike's theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at Carmike's corporate headquarters.

         Carmike has implemented an incentive bonus program for theatre level management which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, Carmike evaluates "mystery shopper" reports on the quality of service, cleanliness and film presentation at individual theatres.

         Carmike relies upon advertisements and movie schedules published in newspapers and on its web site, carmike.com, to inform customers of film selections and show times. Newspaper advertisements are typically displayed in a single group for all of Carmike's theatres located in the newspaper's circulation area. In addition, Carmike utilizes radio spots and promotions to further market its films. Major distributors frequently share the cost of newspaper and radio advertising. Carmike also exhibits previews of coming attractions and films presently playing on Carmike's other screens in the same market area. In addition, Carmike sells gift certificates and offers a discount ticket plan to attract groups of patrons to its theatres.

THEATRE DEVELOPMENT

         Carmike's growth strategy primarily involves the development of new theatres and the addition of screens and other improvements to existing theatres, as well as selective acquisitions of theatres as available. During 1999, Carmike opened 24 theatres with 313 screens, added 39 auditoriums to its existing theatres and retrofit 59 auditoriums at certain of its theatres. At December 31, 1999, Carmike had 88 screens under construction that will be completed in 2000. Carmike's capital expenditures during 1999 aggregated approximately $170 million, net of lease financings, and Carmike estimates that net capital expenditures in connection with its development plans will aggregate approximately $22 million, net of lease financings, during 2000.

         Carmike has designed a prototype multiplex theatre which can be adapted and sized to a particular location, which management believes results in construction and operating cost savings. Carmike's typical new multiplex is designed for a market with a population of between 50,000 to 250,000, has 9 to 20 screens (with 14 screens being typical), and features digital stereo surround sound, oversized screens, plush seating with cup holders and a spacious lobby. Stadium seating will be included in or added to certain theatres located in Carmike's larger markets, where appropriate. Carmike currently has 702 screens with stadium seating and plans to provide stadium seating in another 98 auditoriums during 2000. Carmike estimates that the average cost of a new 16-screen multiplex will be approximately $9 million ($4 million if the land and improvements are leased rather than owned).

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

         Film Rental Fees

         Film licenses typically specify rental fees based on the higher of a gross box office receipts formula or an adjusted gross box office receipts formula. Under a gross box office receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the run. Carmike's film rental fees typically begin at 60% of admission revenues and gradually decline to as low as 30% over a period of four to eight weeks. Under an adjusted gross box office receipts formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated amount for house expenses. In addition, Carmike is occasionally required to pay non-refundable guarantees of film rentals, to make advance payments of film rentals, or both, in order to obtain a license for a film. Although not specifically contemplated by the provisions of film licenses, the terms of film licenses generally (with the exception of

Universal, Fox, Sony and DreamWorks) are adjusted or re-negotiated subsequent to exhibition of the film in relation to its success.

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

         Relationship with Distributors

         Carmike depends on, among other things, the quality, quantity, availability and acceptance by movie going customers of the motion pictures produced by the motion picture production companies and licensed for exhibition to the motion picture exhibitors by distribution companies. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of Carmike. The motion picture production and distribution industry in the United States is led by a few major movie studios and their distribution operations, but no single distributor dominates the market. See "-- Regulatory Environment." Accordingly, Carmike's business is dependent upon the availability of marketable pictures and its relationships with distributors.

         While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, the following nine major distributors accounted for approximately 94% of Carmike's admission revenues during the year ended December 31, 1999: Buena Vista, Warner Brothers, Fox, Paramount, Universal, DreamWorks, MGM/UA, Sony and New Line Cinema. Carmike licenses films from a number of distributors and believes that its relationships with distributors generally are satisfactory.

CONCESSIONS

         Concessions sales are Carmike's second largest revenue source after box office admissions, constituting approximately 28% of total revenues for 1999. Carmike's strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, Carmike has introduced a limited number of new products, such as bottled water, frozen drinks, coffee, ice cream, pizza, and hot dogs, at certain theatre locations. Carmike actively seeks to promote concessions sales through the design and appearance of its concession stands, the introduction of special promotions from time to time, and the training of its employees to cross sell products. In addition, Carmike's management incentive bonus program includes concession results as a component of determining the bonus awards.

         Carmike negotiates prices for its concessions supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates.

MANAGEMENT INFORMATION SYSTEMS

         Carmike has a significant commitment to its major operating systems, some of which have been developed internally. Carmike's proprietary computer system, IQ-Zero, which is installed in all of its theatres, allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. IQ-Zero allows corporate management to monitor ticket and concessions sales and box office and concession staffing on a daily basis. Carmike's integrated management information system, centered around IQ-Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. Accordingly, there is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

ADDITIONAL REVENUE STREAMS

         Carmike actively engages in efforts to develop revenue streams in addition to admissions and concessions revenues. Certain Carmike theatres include electronic video games located in or adjacent to the lobby, and on-screen advertising is provided on a number of Carmike's screens, each of which provides additional revenues to Carmike. Since 1997, Carmike has opened five family entertainment centers under the name Hollywood Connection(R), including three which were developed pursuant to a joint venture with Wal-Mart, and which feature multiplex theatres and other forms of entertainment. Carmike is currently evaluating this concept and is also exploring alternate revenue sources such as advertising and marketing programs on beverage and popcorn containers.

COMPETITION

         The motion picture exhibition industry is fragmented and highly competitive. In markets where it is not the sole exhibitor, Carmike competes against regional and independent operators as well as the larger theatre circuit operators.

         Carmike's operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. Carmike believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity, location and prestige of an exhibitor's theatres, quality of projection and sound at the theatres and the exhibitor's ability and willingness to promote the films. Competition for customers is dependent upon factors such as the availability of popular films, location of the theatres, stadium seating, customer comfort, quality of projection and sound and ticket prices. Carmike believes that its admission prices are competitive with admission prices of competing theatres. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of Carmike's existing theatres, which may have a material adverse effect on our theatres. In addition, competitors have built or are planning to build theatres in certain areas in which Carmike operates, which may result in excess capacity in such areas and may adversely affect attendance and pricing at Carmike's theatres in such areas.

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

         The Americans with Disabilities Act (the "ADA"), which became effective in 1992, and certain state statutes and local ordinances, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to patrons with disabilities. The ADA requires that theatres be constructed to permit persons with disabilities full use of a theatre and its facilities. Also, the ADA may require certain modifications be made to existing theatres in order to make them accessible to patrons and employees who are disabled. For example, Carmike is aware of several lawsuits that have been filed against other exhibitors by disabled moviegoers alleging that certain stadium seating designs violate the ADA. Carmike is also a defendant in a proceeding that was recently filed against four motion picture exhibitors by certain deaf individuals asserting claims under the ADA and a state disability statute and seeking to require the installation of closed captioning equipment in defendants' theatres.

         On June 30, 1998, Carmike executed a Settlement Agreement with the U.S. Department of Justice under Title III of the ADA. Under the Settlement Agreement, Carmike agreed to complete the readily achievable removal of barriers to accessibility, or alternatives to barrier removal, at two theatres in Des Moines, Iowa and to distribute to all of its theatres a questionnaire designed to assist its management in the identification of existing and potential barriers and a threshold determination of what steps might be available for removal of such existing and potential barriers. Carmike is continuing to assess the impact of such questionnaires on its theatres. Carmike constructs new theatres to be accessible to the disabled and believes it is otherwise in substantial compliance with applicable regulations relating to accommodating the needs of the disabled. Carmike has a Director of ADA Compliance to monitor its ADA requirements.

         Carmike's theatre operations are also subject to federal, state and local laws governing such matters as construction, renovation and operation of its theatres, as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. Carmike believes that its theatres are in material compliance with such requirements. At December 31, 1999, approximately 63% of Carmike's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees.

         Carmike owns, manages and/or operates theatres and other properties which may be subject to certain U.S. federal, state and local laws and regulations relating to environmental protection, including those governing past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal. These persons include the present or former owner or operator of a contaminated property, and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property. Additionally, in the course of maintaining and renovating its theatres and other properties, Carmike periodically encounters asbestos containing materials ("ACMs") that must be handled and disposed of in accordance with federal, state and local laws, regulations and ordinances. Such laws may impose liability for release of ACMs and may entitle third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs.

TRADEMARKS AND TRADENAMES

         Carmike owns or has rights to trademarks or trade names that it uses in conjunction with the operation of its theatres. Carmike owns the Carmike Cinemas(R) and Hollywood Connection(R) trademarks.

EMPLOYEES

         As of December 31, 1999, Carmike had approximately 11,068 employees, of which 51 are covered by collective bargaining agreements. Carmike considers its relations with its employees to be good.

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

         Seasonality

         Our revenues are dependent upon the timing of motion picture releases by distributors. Our business is generally seasonal, with higher revenues generated during the summer and holiday seasons. While motion picture distributors have begun to release major motion pictures evenly throughout the year, the most marketable motion pictures are usually released during the summer and the year-end holiday periods. Additionally, the unexpected emergence of a hit film may occur in these or other periods. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter. Moreover, to the extent that certain "event" films are distributed more widely than in the past, our margins may be hurt as a result of the higher film licensing fees payable during the early period of a film's run. For the year ended December 31, 1999, the percentages of our admissions revenue by quarter were as follows: first quarter 20%; second quarter 26%; third quarter 30%; and fourth quarter 24%.

         Dependence upon Motion Picture Production and Performance

         Our business will be adversely affected if there is a decline in the quality and number of motion pictures available for screening. Our business depends on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures in our theatre markets. We mainly license first-run motion pictures. Our results of operations will vary from period to period based upon the quantity and quality of the motion pictures we show in our theatres. For example, in the second quarter of 1999, we benefited from the success of "Star Wars: Episode 1," while in the fourth quarter of 1999 our results were adversely impacted by the disappointing performance of the holiday season releases. A disruption in the production of motion pictures, lack of motion pictures or poor performance of motion pictures in theatres could adversely affect our business and results of operations.

         Dependence on Relationships with Motion Picture Distributors

         Our business depends to a significant degree on maintaining good relations with the major film distributors that license films to our theatres. While there are numerous motion picture distributors that provide quality first-run movies to the motion picture exhibition industry, the following nine distributors accounted for approximately 94% of our admission revenues for the fiscal year ended December 31, 1999: Buena Vista, Warner Brothers, Fox, Paramount, Universal, DreamWorks, MGM/UA, Sony and New Line Cinema. No single distributor dominates the market. A deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.

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

         Our theatre operations are also subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres, as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. We believe that our theatres are in material compliance with these requirements. At December 31, 1999, approximately 63% of our employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees.

         The ADA and certain state statutes and local ordinances, among other things, require that places of public accommodation, including both existing and newly constructed theatres, be accessible to customers with disabilities. The ADA may require that certain modifications be made to existing theatres in order to make them accessible to patrons and employees who are disabled. The ADA requires that theatres be constructed to permit persons with disabilities full use of a theatre and its facilities. We are aware of several lawsuits that have been filed against other exhibitors by disabled moviegoers alleging that certain stadium seating designs violated the ADA. We are also a defendant, together with certain other motion picture exhibitors, in a recent proceeding filed by certain deaf individuals asserting, among other things, claims under the ADA and seeking to require the defendants to install closed captioning equipment in theatres. We have established a program to review and evaluate our theatres and to make changes that may be required by law. Although we believe that the cost of complying with the ADA will not adversely affect our business and results of operations, we cannot predict the extent to which the ADA or any future laws or regulations regarding the needs of the disabled will impact our operations.

         Competition

         Our business is subject to significant competitive pressures. The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. In addition to competition from other motion picture exhibitors, we face competition from other forms of entertainment. We face varying degrees of competition with respect to licensing films, attracting customers, obtaining new theatre sites and acquiring theatre circuits. There have been a number of consolidations in the movie theatre industry, and the impact of these consolidations could have an adverse effect on our business. Even where we are the only exhibitor in a film licensing zone, we may still experience competition for moviegoers from theatres in a neighboring zone. In addition, our theatres compete with a number of other types of motion picture delivery systems, such as pay television, pay-per-view, satellite and home video systems. While the impact of these delivery systems on the motion picture industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres. Movie theatres also face competition from a variety of other forms of entertainment competing for the public's leisure time and disposable income, including sporting events, concerts, live theatre and restaurants.

         Expansion Plans

         We have continued to expand our operations through the development of new theatres, the expansion of existing theatres and the selective acquisition of existing theatres. Developing new theatres poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax law considerations. Desirable sites for new theatres may be unavailable or expensive, and the market locations for new theatres may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to management's expectations. Additionally, there is a risk that we may not be able to manage growth as effectively as we have in the past if we expand our existing operations.

         We face significant competition for potential theatre locations and for opportunities to acquire existing theatres and theatre circuits. Because of this competition, Carmike may be unable to make acquisitions on terms we consider acceptable.

         Future Capital Requirements

         Carmike may not have, or be able to obtain, the significant amounts of capital we need to expand our business. Our industry is undergoing a transition as newer theatres with stadium seating are attracting moviegoers away from older theatres. As of December 31, 1999, we had 88 screens under construction that will be completed in 2000. All of the theatres scheduled to be added in 2000 will provide stadium seating. We also anticipate that our construction, expansion and renovation program will require capital expenditures of approximately $22 million, net of lease financings and landlord reimbursements, in 2000.

         Like others in our industry, we have been required to recognize charges associated with the write-down and closing of underperforming theatres primarily as a result of the emergence of new competition in the marketplace. The opening of large multiplexes by our competitors and the opening of newer theatres with stadium seating in certain of our markets have led us to reassess a number of our theatre locations to determine whether to renovate or to dispose of underperforming locations. The opening of new multiplexes by our competitors will likely continue to draw audiences away from our older theatres unless we continue to make significant capital expenditures. In the year 2000 we anticipate retrofitting approximately 10 screens to strengthen our position in certain markets. We will lose revenue from those theatres while they are being renovated. As of December 31, 1999, after giving effect to our construction, expansion and renovation program, approximately 30% of our auditoriums are in theatres featuring stadium seating. Further advances in theatre design may also require us to make substantial capital expenditures in the future, or to close older theatres that cannot be economically renovated, to compete with new developments in theatre design.

         We believe that we will be able to satisfy our currently anticipated capital needs for theatre construction, expansion and renovation and possible acquisitions for at least the next year by cash flow from operations and available cash, together with borrowings under our revolving credit facility, additional sales of debt or equity securities, and additional bank financings and other forms of long-term debt. As a result of recent amendments to our revolving credit facility, our net capital expenditures have been limited to $25 million in 2000 and $35 million in 2001 and 2002. We may also enter into sales and leasebacks of theatre properties to supplement our current sources of capital. However, we cannot assure you that our business will generate sufficient cash flow from operations, that we will satisfy the requirements for borrowing under the revolving credit facility, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to us to enable us to fund our capital expenditure needs.

         Accounting for Impairment of Assets

         The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. We review for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We also periodically review and monitor our internal management reports and the competition in our markets for indicators of impairment of individual theatres. If we determine that assets are impaired, we will be required to recognize a charge to earnings.

         In the fourth quarter of 1999, we identified impairments of asset values for certain theatres and a joint venture investment in three movie theatre-entertainment complexes. As a result, we recognized a non-cash impairment charge of approximately $33 million in the fourth quarter of 1999 to reduce the carrying value of approximately 82 theatres with approximately 432 screens and to reduce our investment in the joint venture movie theatre-entertainment complexes. We have previously recognized impairment charges in 1996 and 1998. There can be no assurance that we will not take additional charges in the future related to the impairment of assets.

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

         - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         - place us at a competitive disadvantage compared to our competitors that have less debt; and

         - limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

         Compliance with Financial Covenants

         Carmike's revolving credit facility, as well as its term loan and a master lease, requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on Carmike, including restrictions on its ability to declare dividends, incur additional indebtedness and make capital expenditures. These instruments were amended recently to, among other things, adjust certain financial ratios relative to past and future operating performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these amendments. Management believes that Carmike will be in compliance with the amended covenants during 2000, but there can be no assurance that Carmike will achieve such compliance. Carmike's failure to comply with these financial covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

         Additional Borrowings Available

         Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above. The terms of the agreements governing our indebtedness do not fully prohibit us or our subsidiaries from incurring additional debt. As of March 31, 2000, our revolving credit facility would permit additional borrowings of up to approximately $29 million. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

         Ability to Service Debt

         To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on, to refinance our indebtedness, or to fund planned capital expenditures for theatre construction, expansion and renovation or theatre acquisition will depend on our future performance. Our future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated increases in revenues and cash flow as a result of our theatre construction, expansion and renovation program, and the scheduled closing of certain underperforming theatres, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility and cash that could be generated from lease financing arrangements, sales of additional debt or equity securities and sales of surplus assets will be adequate to meet our future liquidity needs for at least the next year.

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

         Dependence Upon Senior Management

         We believe that our success is due to our experienced management team. We depend in large part on the continued contribution of our senior management, including Michael W. Patrick, Carmike's President. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. We have an employment agreement with Michael W. Patrick which is automatically renewed each year and we maintain key man life insurance covering him. Our success partially depends on our ability to attract and retain key personnel.



ITEM 2.  PROPERTIES.

         As of December 31, 1999, Carmike owned 88 of its theatres, had 316 ground and improvement leases and 47 ground leases. An additional seven theatres were operated by Carmike under shared ownership.

         Carmike's leases are generally entered into on a long-term basis. The theatre leases generally provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount, and the payment of property taxes, common area maintenance, insurance and repairs. Carmike, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate for various periods with the maximum renewal period totaling 10 years.

         Carmike owns its headquarters building, which has approximately 48,500 square feet, in Columbus, Georgia. Pursuant to the terms of industrial revenue bonds which were issued in connection with the construction of the corporate office, Carmike's interest in the building is encumbered by a Deed to Secure Debt and Security Agreement in favor of the Downtown Development Authority of Columbus, Georgia.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information as of March 15, 2000 regarding the executive officers of Carmike. For purposes of this section, references to Carmike include Carmike's predecessor, Martin Theatres, Inc.

NAME                           AGE    TITLE
----                           ---    -----

C.L. Patrick...................81     Chairman of the Board of Directors

Michael W. Patrick.............49     President, Chief Executive Officer and Director

Martin A. Durant...............51     Senior Vice President - Finance,
                                      Treasurer and Chief Financial Officer

Fred W. Van Noy................43     Senior Vice President -- Operations

F. Lee Champion, III...........49     Senior Vice President, General Counsel,
                                      Secretary and Director

Anthony J. Rhead...............58     Senior Vice President -- Film

P. Lamar Fields................45     Senior Vice President -- Real Estate

H. Madison Shirley.............48     Senior Vice President-- Concessions and
                                      Assistant Secretary

Marilyn B. Grant...............52     Vice President -- Advertising

Philip A. Smitley..............41     Assistant Vice President and Controller

         C.L. PATRICK has served as Chairman of the Board of Directors of Carmike since April 1982. He joined Carmike in 1945, became its General Manager in 1948 and served as President of Carmike from 1969 to 1970. In January 2000, Mr. Patrick retired from active participation in the day-to-day management and affairs of Carmike. He served as President of Fuqua Industries, Inc. from 1970 to 1978 and as Vice Chairman of the Board of Directors of Fuqua Industries, Inc. from 1978 to 1982. Mr. Patrick is a director emeritus of Columbus Bank & Trust Company. Messrs. Michael W. Patrick and Carl L. Patrick, Jr., directors of Carmike, are the sons of Mr. Patrick.

         MICHAEL W. PATRICK has served as President of Carmike since October 1981, as a director of Carmike since April 1982 and as Chief Executive Officer since March 1989. He joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of Columbus Bank & Trust Company and the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.

         MARTIN A. DURANT joined Carmike in July 1999 as Senior Vice President - Finance, Treasurer and Chief Financial Officer. Prior to joining Carmike, Mr. Durant was Senior Vice President - Corporate Services for AFLAC Incorporated, a Columbus, Georgia based international holding company, for a period of ten years. Prior to his position with AFLAC he was President of a venture capital firm located in Florida. Mr. Durant began his career with KPMG Peat Marwick and is a licensed Certified Public Accountant.

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

         PHILIP A. SMITLEY joined Carmike in April 1997 as Controller. In January 1998, he was elected to his present position of Assistant Vice President and Controller. In March 1999, he assumed the duties of interim Chief Financial Officer pending the appointment of Martin A. Durant in July 1999. Prior to joining Carmike, Mr. Smitley was Divisional Controller -- Transportation of Burnham Service Corporation, a trucking company.



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

                                                  HIGH                 LOW
                                             ------------          -----------
         1998
              First Quarter...............   $   32   1/2          $  27   1/8
              Second Quarter..............       33  1/16             25 11/16
              Third Quarter...............       27 11/16             17   5/8
              Fourth Quarter..............       21 11/16             15  1/16

         1999
              First Quarter...............   $   20   1/8          $  15   1/2
              Second Quarter..............       21  9/16             15   5/8
              Third Quarter...............       15   7/8             12 13/16
              Fourth Quarter..............       13  3/16              6 23/32

         On March 3, 2000, the last reported sale price of the Class A Common Stock on the New York Stock Exchange was $7.25 per share. As of March 3, 2000, there were approximately 718 holders of record of Carmike's Class A Common Stock and three holders of record of Carmike's Class B Common Stock, par value $.03 per share (the "Class B Common Stock").

         Carmike also has 550,000 shares of a series of cumulative, convertible preferred stock outstanding (the "5.5% Series A Preferred Stock"), all of which are held by certain affiliates of Goldman, Sachs & Co. Each share of the Series A Preferred Stock is convertible into four shares of the Class A Common Stock.

         Carmike has never declared or paid any cash dividends on its Class A Common Stock or Class B Common Stock. Carmike currently intends to retain future earnings for use in the expansion and operation of its business and, therefore, does not anticipate paying dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of Carmike's board of directors and will depend on Carmike's earnings, capital requirements, financial condition and other relevant factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements regarding restrictions in Carmike's debt instruments on Carmike's ability to pay dividends.

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

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------------
                                                                        1995        1996        1997        1998          1999
                                                                        (1)          (2)         (3)         (4)         (4)(5)
                                                                     ---------   ----------   ---------   ----------   ----------
                                                                      (IN MILLIONS EXCEPT PERCENTAGES, RATIOS AND OPERATING DATA)
  STATEMENT OF INCOME DATA:
   Revenues:
       Admissions ..............................................     $   253.7   $    296.6   $   319.2   $    330.5   $    336.0
       Concessions and other ...................................         111.0        130.1       139.4        151.1        150.9
                                                                     ---------   ----------   ---------   ----------   ----------
            Total revenues .....................................         364.7        426.7       458.6        481.6        486.9
   Costs and expenses:
       Film exhibition costs ...................................         135.6        157.0       169.7        177.8        181.5
       Concession costs ........................................          15.0         17.3        18.3         19.9         19.0
       Other theatre operating costs ...........................         143.7        164.1       175.1        187.9        191.1
       General and administrative ..............................           5.5          6.0         6.4          7.1          7.3
       Depreciation and amortization ...........................          27.2         28.4        33.4         37.5         41.2
        Impairment of long-lived assets (6) ....................            --         45.4          --         38.3         33.0
       Restructuring charge (6) ................................            --           --          --         34.7         (2.7)
                                                                     ---------   ----------   ---------   ----------   ----------
                                                                         327.0        418.2       402.9        503.2        470.4
                                                                     ---------   ----------   ---------   ----------   ----------
            Operating income (loss) ............................          37.7          8.5        55.7        (21.6)        16.5
   Interest expense ............................................          16.0         20.3        23.1         27.2         36.8
                                                                     ---------   ----------   ---------   ----------   ----------
   Income (loss) before income taxes ...........................          21.7        (11.8)       32.6        (48.8)       (20.3)
   Income tax expense (benefit) ................................           8.7         (4.5)       12.4        (18.2)        (7.7)
                                                                     ---------   ----------   ---------   ----------   ----------
   Net income (loss) before extraordinary item .................     $    13.0   $     (7.3)   $   20.2   $    (30.6)  $    (12.6)
                                                                     ---------   ----------   ---------   ----------   ----------

Weighted average common Shares outstanding:
   Basic .......................................................        11,161       11,174      11,277       11,356       11,375
                                                                     ---------   ----------   ---------   ----------   ----------
   Diluted .....................................................        11,260       11,174      11,366       11,356       11,375
                                                                     ---------   ----------   ---------   ----------   ----------
Earnings (loss) per common share before extraordinary item:
   Basic .......................................................     $    1.17   $    (0.65)  $    1.79   $    (2.73)  $    (1.37)
                                                                     ---------   ----------   ---------   ----------   ----------
   Diluted .....................................................     $    1.16   $    (0.65)  $    1.78   $    (2.73)  $    (1.37)
                                                                     ---------   ----------   ---------   ----------   ----------

                                                                      AS OF DECEMBER 31,
                                                       -----------------------------------------------
                                                         1995      1996       1997      1998     1999
                                                       -------   -------    -------   -------  -------
                                                            (in millions, except operating data)
BALANCE SHEET DATA:
     Cash and cash equivalents.....................    $  11.3   $   5.6    $  16.5   $  17.8  $   6.5
     Property and equipment, net...................      371.9     388.0      497.1     573.6    681.5
     Total assets..................................      478.0     489.4      620.0     697.5    807.5
     Total long-term obligations, including
         current maturities (7)....................      230.5     268.3      360.7     351.8    470.3
     Total shareholders' equity....................      185.1     178.0      202.9     226.3    204.2

OPERATING DATA:
     Theatre locations (8).........................        519       519        520       468      458
     Screens (8)...................................      2,383     2,518      2,720     2,658    2,848
     Average screens per location..................        4.6       4.9        5.2       5.7      6.2
     Total attendance (in thousands)...............     64,496    74,213     75,336    77,763   74,518
     Total average screens in operation............      2,151     2,476      2,644     2,733    2,800
     Average ticket price..........................    $  3.93   $  4.00    $  4.24   $  4.25  $  4.51
     Average concession per patron.................    $  1.59   $  1.62    $  1.68   $  1.79  $  1.84

-----------------
(1) During the year ended December 31, 1995, Carmike acquired, in various acquisitions, 83 theatres with 377 screens.

(2) During the year ended December 31, 1996, Carmike acquired, in various acquisitions, 14 theatres with 79 screens.

(3) See Note 4 of Notes to Consolidated Financial Statements with respect to acquisitions during the year ended December 31, 1997.

(4) Preferred stock dividends on the Series A Preferred Stock totaled $332,000 and $3,025,000 for the years ended December 31, 1998 and 1999, respectively. See Note 8 of Notes to Consolidated Financial Statements.

(5) Excludes an extraordinary charge of $6,291,000 (net of income taxes) or $0.56 per diluted share.

(6) See Notes 2 and 3 of Notes to Consolidated Financial Statements with respect to impairments of long-lived assets and restructuring charges.

(7) Excludes long-term restructuring reserves and deferred income tax liabilities; includes current maturities of long-term indebtedness and capital lease obligations.

(8) Excludes 28 theatres with 116 screens at December 31, 1998, which were closed by Carmike during 1999 in accordance with its restructuring plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of Carmike's financial condition and operating results should be read in conjunction with "Item 6. Selected Financial and Operating Data" and Carmike's Consolidated Financial Statements and Notes thereto.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause Carmike's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in Carmike's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry, competition with other forms of entertainment and the other factors set forth in "Item 1. Business -- Factors That May Affect Future Performance," as well as other factors discussed or identified from time to time in Carmike's filings with the Commission.

ASSET IMPAIRMENTS AND RESTRUCTURING CHARGE

         Asset Impairments

         The opening of large multiplexes and theatres with stadium seating by Carmike and certain of its competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by Carmike. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Carmike accounts for its long-lived assets in accordance with the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement No. 121"). Carmike reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Carmike also periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres.

         In the fourth quarter of 1999, Carmike identified impairments of asset values for 82 theatres with 432 screens (the "1999 Impairment Charge"). The 82 theatres included a further impairment of 29 theatres that were included in previous impairment charges. There can be no assurance that Carmike will not take additional charges in the future related to the impairment of assets. The 1999 Impairment Charge totaled approximately $28 million (approximately $17 million after income taxes or $1.50 per share). This charge reduced the carrying value of property and equipment by approximately $22 million (costs of approximately $35 million less accumulated depreciation and amortization of approximately $13 million) and the excess of purchase price over net assets of business acquired by approximately $6 million.

         During the fourth quarter of 1999, Carmike also identified an investment in a joint venture as permanently impaired based on the joint venture's estimate of future cash flows. The 50% owned joint venture is managed by Carmike under a management agreement and we prepare the joint venture's cash flow estimates. The joint venture operates three movie theatre/entertainment complexes. The impairment charge of approximately $5 million

(approximately $3 million after income taxes or $.30 per share) (together with the 1999 Impairment Charge, collectively, the "1999 Impairment Charges") represents our pro-rata portion of the impairment.

         In the fourth quarter of 1998, Carmike identified impairments of asset values for 145 theatres with 610 screens (including further impairments for 46 theatres that were part of a 1996 impairment charge) (the "1998 Impairment Charge"). The 1998 Impairment Charge of approximately $38 million (approximately $24 million after income taxes or $2.12 per share) reduced the carrying value of property and equipment by approximately $29 million (costs of approximately $49 million less accumulated depreciation and amortization of approximately $20 million) and the excess of purchase price over net assets of businesses acquired by approximately $9 million.

         The 1999 Impairment Charges and the 1998 Impairment Charge were primarily caused by reductions in estimated theatre cash flows due to (i) the impact of new or increased competition on certain of our older, auditorium-style theatres, (ii) negative evaluation of the operating results produced from theatres previously converted to Discount Theatres or (iii) inability to improve a marginal theatre/entertainment center's operating results to a level that would support the carrying value of the long-lived assets.

         As a result of the reduced carrying amount of the impaired assets due to the 1996 and 1998 impairment charges, depreciation and amortization expense for 1999, 1998 and 1997 was reduced by approximately $7 million, $4 million and $4 million, respectively (1999 -- approximately $4 million after income taxes or $.37 per share; 1998 -- approximately $2 million after income taxes or $.19 per share; 1997 -- approximately $2 million after income taxes or $.21 per share). Depreciation and amortization for 2000 will be reduced by approximately $9 million as a result of the 1999, 1998 and 1996 impairment charges.

         After recognition of the 1999 Impairment Charges, Carmike has approximately $50 million of excess of purchase price over net asset of businesses acquired ("goodwill") recorded at December 31, 1999. The goodwill values arose from acquisitions made by Carmike during the period from 1982 through 1997 and are amortized on a straight-line basis over a forty year life. Generally, Carmike has not exited any markets which were acquired through its acquisitions even if individual theatres might be closed within that market. Carmike evaluates goodwill for impairment in accordance with the requirements of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The unimpaired goodwill at December
31, 1999 was evaluated by Carmike based on estimated theatre and market level cash flows (also see Note 2 of Notes to Consolidated Financial Statements) and Carmike believes that the assigned life of goodwill is appropriate.

         The 1999 Impairment Charges and the 1998 Impairment Charge are reflected as operating expenses in Carmike's Consolidated Financial Statements.

         Restructuring Charge

         In December 1998, Carmike's Board of Directors approved a restructuring plan involving the closure or disposition of 28 theatres (116 screens) in certain markets that did not fit Carmike's operating and growth strategies (the "Restructuring Plan"). In accordance with the Restructuring Plan, the theatres were closed during 1999. Carmike has recognized a charge of approximately $35 million (approximately $21 million after income taxes or $1.89 per share) to establish reserves for future cash expenditures related to these theatres. The established reserves are primarily for future lease payments payable in accordance with the terms of the lease agreements and for certain lease related costs. There are no material employee termination costs as a result of the closure of these theatres.

         During June 1999, Carmike revised its estimates of the total costs to be incurred for its Restructuring Plan. The $3 million decrease in estimated costs (approximately $2 million after income taxes or $.15 per share) was the result of a lessor initiated early buyout of a lease included in the Restructuring Plan. The early lease termination provides savings for the lease payments, utilities and other associated lease costs which were expected to be incurred over the remaining lease period at December 31, 1998. Disbursements of the restructuring reserves for 2000 are estimated to total approximately $4 million.

         Revenues during the years ended December 31, 1998 and 1997 for the theatres closed under the Restructuring Plan were approximately $8.7 million and $14.6 million, respectively. Operating losses during the years ended December 31, 1998 and 1997 for the theatres included in the Restructuring Plan were approximately $3.6 million and $.5 million, respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated the percentage of total revenues represented by certain items reflected in Carmike's Consolidated Statements of Operations:

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                           1995      1996           1997       1998          1999(1)
                                                          ------    ------         ------     ------         -------
Revenues:
   Admissions......................................        69.6%     69.5%          69.6%      68.6%           69.0%
                                                          -----     -----          -----      -----           -----
   Concessions and other...........................        30.4      30.5           30.4       31.4            31.0
                                                          -----     -----          -----      -----           -----

     Total revenues................................       100.0     100.0          100.0      100.0           100.0
                                                          -----     -----          -----      -----           -----

Costs and expenses:
   Film exhibition costs (2).......................        37.2      36.8           37.0       36.9            37.3
   Concession costs................................         4.1       4.0            4.0        4.1             3.9
   Other theatre operating costs...................        39.4      38.4           38.2       39.0            39.2
   General and administrative......................         1.5       1.4            1.4        1.5             1.5
   Depreciation and amortization...................         7.5       6.7            7.3        7.8             8.4
   Impairment of long-lived assets.................          --      10.7             --        8.0             6.8
   Restructuring charge............................          --        --             --        7.2             (.5)
                                                          -----     -----          -----      -----           -----
                                                           89.7      98.0           87.9      104.5            96.6
                                                          -----     -----          -----      -----           -----

     Operating income (loss).......................        10.3       2.0           12.1       (4.5)            3.4

Interest expense...................................         4.4       4.7            5.0        5.6             7.6
                                                          -----     -----          -----      -----           -----
Income (loss) before income taxes..................         5.9      (2.7)           7.1      (10.1)           (4.2)
Income tax expense (benefit).......................         2.4      (1.0)           2.7       (3.8)           (1.6)
                                                          -----     -----          -----      -----           -----

Net income (loss) before extraordinary item........         3.5%     (1.7)%          4.4%      (6.3)%          (2.6)%
                                                          =====     =====          =====      =====           =====

Other Information:
   Film exhibition costs as % of admissions
     revenue (2)...................................        53.5%     52.9%          53.1%      53.8%           54.0%
   Concession costs as a % of concessions..........        14.4%     14.2%          14.4%      14.3%           14.0%

------------

(1)      Excludes extraordinary items for loss on debt refinancing.

(2) Film exhibition costs include advertising expenses net of co-op reimbursements.


         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Total revenues for the year ended December 31, 1999 increased 1.0% to $487 million from $482 million. This increase is due primarily to the additional revenues generated by the increase in the average admission sale per patron, somewhat offset by a decrease in total attendance including the loss in revenues at theatres closed during the period for renovation. Attendance per average screen was 26,614 for 1999 compared to 28,453 for 1998. Revenue per average screen was $173,902 for 1999 compared to $176,205 for 1998. Average admission prices increased 6.1% to $4.51 for 1999 compared to $4.25 the previous year with the average concessions sale per patron increasing 2.9% to $1.84 for 1999 from $1.79 for 1998.

         Cost of theatre operations (film exhibition costs, concession costs and other theatre operating costs) increased 1.6% to $392 million from $386 million due to films that did not play for an extended period of time, which provides greater percentage payments to the distributors, more screens in operation, and increased startup costs for new theatres. As a percentage of revenue, cost of theatre operations increased from 80.1% of total revenues in 1998 to 80.4% of total revenues in 1999.

         General and administrative costs were $7 million for 1999 and 1998. As a percentage of total revenues, general and administrative costs increased to 1.50% from 1.48% in 1998.

         Depreciation and amortization increased 9.7% to $41 million from $38 million as a result of the increased screens in operation from our expansions in 1998 and 1999. The 1996 and 1998 impairment charges reduced the values of property and equipment and goodwill. These adjustments to cost reduced the amount of depreciation and amortization recognized during 1999 by approximately $7 million.

         Interest expense increased to $37 million from $27 million due to the increase in the average amount of outstanding debt and our effective borrowing rates.

         An income tax benefit of $7.7 million was recognized based on the Company's ability to offset operating losses against prior year's taxable income and the Company's forecast of taxable income for 2000 and future periods.



         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total revenues for the year ended December 31, 1998 increased 5.0% to $482 million from $459 million, due primarily to an increase of approximately $11 million in admissions and approximately $12 million in concessions and other. Additional revenues were generated by the increase in the average number of screens in operation and an increase in the average concessions sales per patron, partially offset by the loss in revenues at theatres closed during the period for renovation. Attendance per average screen was 28,453 for 1998 compared to 28,493 for 1997. Revenue per average screen was $176,205 for 1998 compared to $173,449 for 1997. Average admission prices were relatively unchanged at $4.25 for 1998 compared to $4.24 the previous year with the average concessions sales per patron increasing 6.5% to $1.79 for 1998 from $1.68 for 1997.

         Cost of theatre operations (film exhibition costs, concession costs and other theatre operating costs) increased 6.2% to $386 million from $363 million due to films that did not play for an extended period of time, which provides greater percentage payments to the distributors, more screens in operation and higher attendance numbers. As a percentage of revenues, cost of theatre operations increased from 79.2% of total revenues in 1997 to 80.1% of total revenues in 1998.

         General and administrative costs increased 10.9% to $7 million from $6 million, reflecting additional general and administrative costs incurred in connection with the additional screens added in 1997 and 1998. As a percentage of total revenues, general and administrative costs increased slightly to 1.48% in 1998 from 1.40% in 1997.

         Depreciation and amortization increased 12.3% to $38 million from $33 million as a result of the increased screens in operation from the Company's acquisitions and expansions in 1997 and 1998. These amounts have also been reduced by approximately $4 million due to our 1996 impairment charge.

         Interest expense increased to $27 million from $23 million due to the increase in the average amount of outstanding debt.

 LIQUIDITY AND CAPITAL RESOURCES

         Carmike's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash and cash equivalents prior to the payment of related expenses, Carmike has an operating "float" which partially finances its operations.

         Carmike has a $200 million revolving credit facility (the "Revolving Credit Facility"), which matures November 10, 2002 and, as amended effective March 31, 2000, bears interest at LIBOR plus 3.25%. Carmike is obligated to pay a commitment fee of .5% on the unused portion of the facility. At March 31, 2000, Carmike had approximately $29 million available for borrowings under the Revolving Credit Facility.

         Carmike is a party to a $75 million term loan ("Term Loan B"), which matures on March 30, 2005 and, as amended effective March 31, 2000, bears interest at LIBOR plus 3.5%. Carmike's other indebtedness includes $200 million of 9 3/8% Senior Subordinated Notes (the "Subordinated Notes"), which are subordinate to existing indebtedness and are unconditionally guaranteed by certain of Carmike's subsidiaries. The Subordinated Notes mature February 1, 2009 and bear interest at the rate of 9 3/8%, payable semiannually in arrears.

         Carmike also obtains liquidity through its theatre leasing arrangements. The cost of constructing a new theatre is reduced substantially if Carmike leases the real estate and improvements rather than purchasing them. As of December 31, 1999, Carmike had 47 ground leases and 316 ground and improvement leases. Minimum annual rent payments on these theatres totaled $55 million in 1999 and are expected to increase in 2000. Carmike is a party to a master lease facility (the "Master Lease") with Movieplex Realty Leasing, L.L.C., which provides up to $75 million for financing the development of multiplex theatres. Theatres leased pursuant to the Master Lease have lease terms of 16 years. As of December 31, 1999, no additional amounts were available for expenditures under the Master Lease.

         The Revolving Credit Facility, the Term Loan B and the Master Lease are secured by substantially all of the personal property of Carmike and a pledge of the stock of its subsidiaries. These facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of Carmike, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows. Effective March 31, 2000, Carmike amended each of the Revolving Credit Facility, the Term Loan B Agreement and the Master Lease to, among other things, adjust certain financial ratios relative to past and future operating performance and to add a new covenant as to the ratio of Carmike's funded debt plus rental expense to Carmike's cash flow plus rental expense. In connection with these amendments, the interest rates under the Revolving Credit Facility and Term Loan B were increased, the base rent payable under the Master Lease was increased and Carmike is required to permanently prepay the loans under the Revolving Credit Facility and the Term Loan B in an amount equal to 75% of annual excess cash flow. In addition, the amendments reduced the amount of investments Carmike can make to $10 million in the aggregate and limited Carmike's net capital expenditures to $25 million in 2000 and $35 million in 2001 and 2002.

         In order to obtain these amendments, Carmike agreed to secure the Revolving Credit Facility, Term Loan B and the Master Lease with mortgages on its owned theatres and leasehold mortgages on certain of its leased theatres, to the extent it can obtain the landlord's consent to such a leasehold mortgage. If, prior to November 1, 2000, Carmike is unable to provide the lenders with mortgages from theatres representing at least $60 million of Carmike's 1999 theatre-level cash flow ("1999 Theatre Level Cash Flow"), the interest rate payable on the Revolving Credit Facility and Term Loan B will increase and the base rent under the Master Lease will increase, by an amount ranging from 25 basis points to 100 basis points, depending upon the amount of 1999 Theatre Level Cash Flow from the theatres on which mortgages have been granted. Such increase in interest rate and in the base rent under the Master Lease would be retroactive to March 31, 2000.

         Carmike's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During 1999, such capital expenditures totaled approximately $170 million, net of lease financings. Carmike estimates that capital expenditures for 2000 will be approximately $22 million, net of any lease financings. Carmike expects to build five new theatres having an aggregate of 82 screens, add six stadium seating auditoriums to existing theatres, and retrofit approximately 10 existing auditoriums in 2000. Carmike estimates that the average cost of a new 16-screen multiplex will be approximately $9 million ($4 million if the land and improvements are leased rather than owned). Carmike intends to enter into leasing arrangements whenever possible in order to minimize capital requirements. Carmike believes that its currently anticipated capital needs for theatre construction, expansion and renovation and possible acquisitions for at least the next year will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the Revolving Credit Facility, additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt and internally generated cash flow. Additionally, Carmike plans to supplement its current sources of capital through sales and leasebacks of theatre properties where market conditions for such transactions are favorable including one recently consummated transaction and another transaction expected to close during the second quarter of 2000 for an aggregate of six theatres with net proceeds of approximately $46 million. The proceeds will be used to reduce amounts outstanding under the Revolving Credit Facility and Term Loan B and for operations.

         Cash from operating activities was approximately $58 million for the year ended December 31, 1999, compared to approximately $92 million for the year ended December 31, 1998. Net cash used in investing activities was approximately $165 million for the year ended December 31, 1999 as compared to approximately $138 million for the year ended December 31, 1998. This increase in cash used in investing activities was primarily due to increased capital expenditures for Carmike's new theatres. For the years ended December 31, 1999 and 1998, cash provided by financing activities was approximately $96 million and approximately $48 million, respectively. This increase in cash provided by financing activities was due primarily to net borrowings of approximately $101 million in 1999, as compared to net repayments of approximately $9 million in 1998, net of proceeds totaling $54 million from the 1998 issuance of preferred stock.

         Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures for theatre construction, expansion, renovation or acquisition will depend on our future performance. Our future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated increases in revenues and cash flow as a result of our theatre construction, expansion and renovation program, and the scheduled closing of certain underperforming theatres, we believe that cash flow from operations and available cash, together with available borrowings under the Revolving Credit Facility, lease financing arrangements and/or sales of additional debt or equity securities, will be adequate to meet our future liquidity needs for at least the next year.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to us from the sale of debt or equity securities, additional bank financings, other long-term debt or lease financings in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. See "Item 1. Business -- Factors That May Affect Future Performance -- Future Capital Requirements," "-- Substantial Leverage", "-- Compliance with Financial Covenants" and "-- Ability to Service Debt."

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

IMPACT OF YEAR 2000

         In prior years, we discussed the nature and progress of our plans to become Year 2000 compliant. In late 1999, Carmike completed its remediation and testing of systems. As a result of those planning and implementation efforts, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. Expenses incurred to remediate our systems were not material. Carmike is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Carmike will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure matters that may arise are addressed promptly.

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS

         Carmike is exposed to various market risks. These exposures primarily relate to changes in interest rates.

         FLOATING INTEREST RATE RISK: Based on Carmike's floating rate debt outstanding at December 31, 1999, a 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $2 million. The amount was determined by calculating the effect of the hypothetical interest rate on Carmike's floating rate debt outstanding at December 31, 1999.

         FIXED INTEREST RATE RISK: The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of Carmike's total long-term fixed rate debt at December 31, 1999 was approximately $173 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 1999 would result in an increase in fair value of total long-term debt by approximately $10 million. Fair market values are based on estimates made by investment bankers.

         INTEREST RATE SWAPS: Carmike enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 1999, Carmike had outstanding interest rate swap agreements, maturing at various dates through 2003, with an aggregate notional principal amount of $70 million. Under these agreements, Carmike pays a fixed rate based on LIBOR and receives a floating interest rate. These swaps effectively change Carmike's payment of interest on $70 million of variable rate debt to fixed rate debt.

         The fair values of these interest rate swap agreements represent the estimated receipts or payments that would be made to terminate the agreements. At December 31, 1999, Carmike would have received approximately $1.4 million to terminate the agreements. A 1.0% decrease in LIBOR would decrease the amount received by approximately $.7 million. The fair value is based on counterparty quotes, considering current interest rates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Carmike expects to adopt Statement No. 133 effective January 1, 2001. The Statement will require Carmike to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Carmike does not anticipate that the adoption of Statement No. 133 will have a significant effect on its results of operations or financial position.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management and Market Sensitive Instruments."



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997

     Report of Ernst & Young LLP, Independent Auditors.....................F-1
     Consolidated Balance Sheets...........................................F-2
     Consolidated Statements of Operations.................................F-4
     Consolidated Statements of Cash Flows.................................F-5
     Consolidated Statements of Shareholders' Equity.......................F-6
     Notes to Consolidated Financial Statements............................F-8

                         Report Of Independent Auditors


      Board of Directors and Shareholders
      Carmike Cinemas, Inc.


      We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmike Cinemas, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

      Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ Ernst & Young LLP

      Columbus, Georgia
      February 17, 2000, except for Note 5, as to which the date is April 10, 2000.

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                 DECEMBER 31
                                                            1999              1998
                                                         ---------         ---------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $   6,509         $  17,771
   Short-term investments                                    1,175               801
   Accounts and notes receivable                             2,638               522
   Inventories                                               4,240             3,851
   Recoverable income taxes                                  5,775               -0-
   Prepaid expenses                                         10,257             5,886
                                                         ---------         ---------
                         TOTAL CURRENT ASSETS               30,594            28,831

OTHER ASSETS
   Investments in and advances to partnerships              14,270            20,334
   Deferred income taxes -- Note 9                          21,038            14,059
   Other                                                    10,542             3,753
                                                         ---------         ---------
                                                            45,850            38,146

PROPERTY AND EQUIPMENT -- Notes 2, 4, 5, 6 and 10
   Land                                                     71,239            60,846
   Buildings and improvements                              262,542           261,887
   Leasehold improvements                                  262,310           176,004
   Leasehold interests                                      18,185            22,221
   Equipment                                               250,323           212,976
                                                         ---------         ---------
                                                           864,599           733,934

   Accumulated depreciation and amortization              (183,100)         (160,322)
                                                         ---------         ---------
                                                           681,499           573,612

EXCESS OF PURCHASE PRICE OVER NET
   ASSETS OF BUSINESSES ACQUIRED --
   Notes 2 and 4                                            49,551            56,954
                                                         ---------         ---------




                                                         $ 807,494         $ 697,543
                                                         =========         =========

                                                                               DECEMBER 31
                                                                          1999             1998
                                                                       ---------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $  55,967         $ 45,533
   Accrued expenses -- Notes 1 and 3                                      45,971           37,842
   Current maturities of long-term indebtedness and
     capital lease obligations                                             4,008            1,290
                                                                       ---------         --------
                        TOTAL CURRENT LIABILITIES                        105,946           84,665

LONG-TERM LIABILITIES
   Long-term debt, less current maturities -- Note 5                     213,688          232,013
   Senior Subordinated Notes - Note 5                                    200,000              -0-
   Senior Notes -- Note 5                                                    -0-           79,870
   Capital lease obligations, less current maturities -- Note 6
                                                                          52,639           38,587
   Restructuring reserve, less current portion -- Note 3                  24,615           30,099
   Other                                                                   6,409            6,000
                                                                       ---------         --------
                                                                         497,351          386,569
                                                                       ---------         --------

Commitments and contingencies -- Notes 3, 5, 6 and 10

SHAREHOLDERS' EQUITY -- Notes 4, 5, 7, and 8
     5.5% Series A Senior Cumulative Convertible
       Exchangeable Preferred Stock, $1.00 par value,
       authorized 1,000,000 shares, issued and
       outstanding 550,000 shares; involuntary
       liquidation value of $ 55,000,000
                                                                             550              550
     Class A Common Stock, $.03 par value, one vote
       per share, authorized 22,500,000 shares, issued
       and outstanding 9,968,287 and 9,942,487 shares,
       respectively                                                          299              298
     Class B Common Stock, $.03 par value, ten votes
       per share, authorized 5,000,000 shares, issued
       and outstanding 1,420,700 shares                                       43               43
     Treasury Stock, at cost, 44,800 and -0- shares,
         respectively                                                       (441)             -0-
     Paid-in capital                                                     158,772          158,543
     Retained earnings                                                    44,974           66,875
                                                                       ---------         --------
                                                                         204,197          226,309
                                                                       ---------         --------
                                                                       $ 807,494         $697,543
                                                                       =========         ========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                    1999            1998           1997
                                                                 ---------       ---------       --------
Revenues:
   Admissions                                                    $ 335,980       $ 330,534       $319,235
   Concessions and other                                           150,945         151,034        139,363
                                                                 ---------       ---------       --------
                                                                   486,925         481,568        458,598

Costs and expenses:
  Film exhibition costs                                            181,504         177,754        169,672
  Concession costs                                                  19,046          19,911         18,334
  Other theatre operating costs                                    191,063         187,870        175,103
  General and administrative expenses                                7,316           7,115          6,352
  Depreciation and amortization expenses                            41,146          37,502         33,443
  Impairments of long-lived assets -- Note 2                        32,993          38,300            -0-
  Restructuring charge -- Note 3                                    (2,671)         34,699            -0-
                                                                 ---------       ---------       --------
                                                                   470,397         503,151        402,904
                                                                 ---------       ---------       --------
                                OPERATING INCOME (LOSS)             16,528         (21,583)        55,694

   Interest expense                                                 36,853          27,230         23,142
                                                                 ---------       ---------       --------
                 INCOME (LOSS) BEFORE INCOME TAXES AND
                                    EXTRAORDINARY ITEM             (20,325)        (48,813)        32,552

   Income tax expense (benefit) -- Note 9                           (7,740)        (18,166)        12,366
                                                                 ---------       ---------       --------
           NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             (12,585)        (30,647)        20,186

   Extraordinary item (net of income taxes) -- Note 5               (6,291)            -0-            -0-
                                                                 ---------       ---------       --------

                                      NET INCOME (LOSS)            (18,876)        (30,647)        20,186

Preferred stock dividends                                           (3,025)           (332)           -0-
                                                                 ---------       ---------       --------

          NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK           $ (21,901)      $ (30,979)      $ 20,186
                                                                 =========       =========       ========

Weighted average shares outstanding:
   Basic                                                            11,375          11,356         11,277
   Effect of dilutive securities - employee stock options              -0-             -0-             89
                                                                 ---------       ---------       --------
   Diluted                                                          11,375          11,356         11,366
                                                                 =========       =========       ========

Earnings (loss) per common share before extraordinary item:
   Basic                                                         $   (1.37)      $   (2.73)      $   1.79
                                                                 =========       =========       ========
   Diluted                                                       $   (1.37)      $   (2.73)      $   1.78
                                                                 =========       =========       ========

Earnings (loss) per common share:
   Basic                                                         $   (1.93)      $   (2.73)      $   1.79
                                                                 =========       =========       ========
   Diluted                                                       $   (1.93)      $   (2.73)      $   1.78
                                                                 =========       =========       ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31
                                                                       1999              1998              1997
                                                                   -----------       -----------       -----------
OPERATING ACTIVITIES
   Net income (loss)                                               $   (18,876)      $   (30,647)      $    20,186
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                   41,146            37,502            33,443
        Impairment charges                                              32,993            38,300               -0-
        Restructuring charge                                            (2,671)           34,699               -0-
        Deferred income taxes                                           (6,979)          (26,490)            7,011
        Recoverable income taxes                                        (5,775)              -0-               -0-
        Gain on sales of property and equipment                         (2,765)             (282)           (2,202)
        Other gains                                                        -0-              (898)              -0-
        Extraordinary charge                                            10,146               -0-               -0-
        Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                (1,455)             (533)             (565)
           Prepaid expenses                                             (4,371)             (438)              (85)
           Accounts payable                                             10,434            19,411             4,690
           Accrued expenses and other liabilities                        5,725            21,409               593
                                                                   -----------       -----------       -----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES           57,552            92,033            63,071
INVESTING ACTIVITIES
   Purchases of property and equipment                                (154,689)         (146,713)         (126,144)
   Purchases of assets from other theatre operators                        -0-               -0-           (11,647)
   Proceeds from sales of property and equipment                         5,069             6,007             8,729
   Decrease (increase) in:
     Short-term investments                                               (374)            2,241             4,684
     Other                                                                 372               121           (11,216)
                                                                   -----------       -----------       -----------
                        NET CASH USED IN INVESTING ACTIVITIES         (149,622)         (138,344)         (135,594)
FINANCING ACTIVITIES
   Debt:
     Additional borrowings, net of debt issuance costs               2,422,818         3,215,000         2,354,594
     Repayments (including prepayment penalties)                    (2,337,724)       (3,223,979)       (2,273,674)
   Issuance of Preferred Stock, net                                        -0-            54,000               -0-
   Preferred Stock dividends                                            (3,025)              -0-               -0-
   Issuance of Class A Common Stock                                        230               416               501
   Repurchase of Class A Common Stock                                     (441)              -0-               -0-
   Recoverable construction allowances under capital leases
                                                                        (1,050)            2,100             2,078
                                                                   -----------       -----------       -----------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES           80,808            47,537            83,499
                                                                   -----------       -----------       -----------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (11,262)            1,226            10,976

Cash and cash equivalents at beginning of year                          17,771            16,545             5,569
                                                                   -----------       -----------       -----------
                     CASH AND CASH EQUIVALENTS AT END OF YEAR      $     6,509       $    17,771       $    16,545
                                                                   ===========       ===========       ===========

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS)



                                                SERIES A SENIOR CUMULATIVE
                                                 CONVERTIBLE EXCHANGEABLE           CLASS A
                                                     PREFERRED STOCK              COMMON STOCK
                                                    -----------------           -----------------
                                                    SHARES     AMOUNT           SHARES     AMOUNT
                                                    ------     ------           ------     ------

BALANCES AT DECEMBER 31, 1996                         -0-      $  -0-            9,759      $292

   Issuance of Class A Common Stock on
     exercise of stock options                         --          --               31         1
   Purchase of business -- Note 4                      --          --              129         5
   Net loss                                            --          --               --        --
                                                     ----      ------           ------      ----
BALANCES AT DECEMBER 31, 1997                         -0-         -0-            9,919       298

   Issuance of Class A Common Stock on
     exercise of stock options                         --          --               23        --
   Issuance of Preferred Stock                        550         550               --        --
   Dividends on Preferred Stock                        --          --               --        --
   Net income                                          --          --               --        --
                                                     ----      ------           ------      ----
BALANCES AT DECEMBER 31, 1998                         550         550            9,942       298

   ISSUANCE OF CLASS A COMMON STOCK ON
     EXERCISE OF STOCK OPTIONS                         --          --               26         1
   PURCHASE OF TREASURY STOCK                          --          --               --        --
   DIVIDENDS ON PREFERRED STOCK                        --          --               --        --
   NET LOSS                                            --          --               --        --
                                                     ----      ------           ------      ----
BALANCES AT DECEMBER 31, 1999                         550      $  550            9,968      $299
                                                     ====      ======           ======      ====

See accompanying notes.

          CLASS B
        COMMON STOCK                        TREASURY STOCK                 PAID-IN            RETAINED
 SHARES                AMOUNT            SHARES          AMOUNT            CAPITAL            EARNINGS           TOTAL
---------             ---------         --------       ----------       -------------       -----------       ------------
  1,421                $     43              --        $      -0-       $      99,927       $    77,668       $    177,930


     --                      --              --                --                 500                --                501
     --                      --              --                --               4,250                --              4,255
     --                      --              --                --                  --            20,187             20,187
  -----                --------           -----        ----------       -------------       -----------       ------------
  1,421                      43             -0-               -0-             104,677            97,854            202,872


     --                      --              --                --                 416                --                416
     --                      --              --                --              53,450                --             54,000
     --                      --              --                --                  --              (332)              (332)
     --                      --              --                --                  --           (30,647)           (30,647)
  -----                --------           -----        ----------       -------------       -----------       ------------
  1,421                      43             -0-               -0-             158,543            66,875            226,309


     --                      --              --                --                 229                --                230
     --                      --             (45)             (441)                 --                --               (441)
     --                      --              --                --                  --            (3,025)            (3,025)
     --                      --              --                --                  --           (18,876)           (18,876)
  -----                --------           -----        ----------       -------------       -----------       ------------
  1,421                $     43             (45)       $     (441)      $     158,772       $    44,974       $    204,197
  =====                ========           =====        ==========       =============       ===========       ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
DECEMBER 31, 1999


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

The primary business of the Company is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. Substantially all revenues are received in cash and generally recognized as income at the point of sale. Nine major distributors in the motion picture industry produced films which accounted for approximately 94%, 92% and 94% of the Company's admission revenues in 1999, 1998 and 1997, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS: Cash equivalents are highly liquid investments consisting primarily of money market accounts and investment grade, short-term debt instruments and have maturities at the date of purchase of less than three months. The Company limits the amount of its credit exposure to any one commercial issue of debt instruments. Cash equivalents are stated at cost, which represents the deposit amount plus interest credited to the account. Deposits with banks are federally insured in limited amounts.

SHORT-TERM INVESTMENTS: Short-term investments consist principally of U.S. Government securities with maturity dates of less than one year from the date of purchase and are stated at cost, which approximates market.

INVENTORIES: Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.

INVESTMENT IN PARTNERSHIPS: The Company is a partner in various partnerships (two in 1999; three in both 1998 and 1997) which operate motion picture theatres. The investments in these partnerships are accounted for by the equity method, whereby the cost of the investment is adjusted to reflect the Company's equity in the earnings or losses of the partnership less withdrawals made by the Company. The Company's equity in the earnings (losses) of these partnerships, prior to impairment charges, was approximately $(891,000), $(616,000) and $243,000 in 1999, 1998 and 1997, respectively. These amounts are included as "Concessions and other" in the accompanying Consolidated Statements of Operations. Also see Note 2 "Impairments of Long-Lived Assets".

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost or cost adjusted for recognized impairments. Depreciation is computed by the straight-line method for financial reporting purposes as follows:


                  Building and improvements                 20-30 years
                  Leasehold improvements                    15-30 years
                  Leasehold interests                       15-30 years
                  Equipment                                  5-15 years

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company uses accelerated methods of depreciation for income tax purposes. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying Consolidated Statements of Operations.

ACCRUED EXPENSES: Accrued expenses include the following (in thousands):


                                                              DECEMBER 31
                                                           1999         1998
                                                        ----------   ----------

                  Deferred revenues                     $   13,413   $   10,609
                  Deferred and other accrued rents          11,527        8,428
                  Restructuring reserves                     3,728        4,600
                  Property taxes                             4,982        4,303
                  Accrued interest                           8,465        1,240
                  Other accruals                             3,856        8,662
                                                        ----------   ----------
                                                        $   45,971   $   37,842
                                                        ==========   ==========

ADVERTISING: The Company expenses advertising costs when incurred.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED: The excess of the purchase price over the net assets of businesses acquired is amortized on a straight-line basis over a 40 year period. Accumulated amortization was approximately $6 million and $5 million at December 31, 1999 and 1998, respectively, and amortization expense was approximately $2 million for each of 1999, 1998 and 1997. In the event that facts and circumstances indicate that the excess of the purchase price over the net assets of businesses acquired may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with this asset would be compared to its carrying amount to determine if a write down to market value or discounted cash flow value is required (See Note 2 -- Impairments of Long-Lived Assets).

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

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST RATE SWAPS (CONTINUED): The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

BENEFIT PLANS: The Company has a non-qualified deferred compensation plan for certain of its executive officers. Under this plan, the Company contributes ten percent of the employee's taxable compensation to a secular trust designated for the employee. The Company also has a discretionary benefit plan for certain non-executive employees. Contributions to the plans are at the discretion of the Company's executive management. Expenses related to these plans are not material to the Company's operations.

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

ACCOUNTING POLICIES NOT YET ADOPTED: In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS: Certain 1998 amounts in the accompanying consolidated financial statements have been restated to conform to the current year's presentation.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 2 -- IMPAIRMENTS OF LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"). The Company reviews for impairment of long-lived assets, and goodwill related to those assets, to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres. The Company considers a trend of operating results that are not in line with management's expectations to be its primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from the Company's own expansion, where the Company currently operates theatres. For purposes of Statement 121, property and equipment are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. Goodwill is evaluated at a theatre and market level. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including estimated disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired theatres was a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

In the fourth quarter of 1999, the Company identified impairments of asset values for certain of its theatres (the "1999 Impairment Charge"). The 1999 Impairment Charge totaled approximately $28 million (approximately $17 million after income taxes or $1.50 per share). This charge reduced the carrying value of property and equipment by approximately $22 million (costs of approximately $35 million less accumulated depreciation and amortization of approximately $13 million) and the excess of purchase price over net assets of business acquired by approximately $6 million.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 2 -- IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)

During the fourth quarter of 1999, the Company also identified an investment in a joint venture as permanently impaired based on the joint venture's estimate of future cash flows. The 50% owned joint venture is managed by the Company under a management agreement and the Company prepares the joint venture's cash flow estimates. The joint venture operates three movie theatre/entertainment complexes. The approximate $5 million impairment charge (together with the 1999 Impairment Charge, collectively, the "1999 Impairment Charges") represents the Company's pro-rata portion of the joint venture's impairment.

In the fourth quarter of 1998, the Company identified impairments of asset values for certain of its theatres (the "1998 Impairment Charge"). The 1998 Impairment Charge totaled approximately $38 million (approximately $24 million after income taxes or $2.12 per share). This charge reduced the carrying value of property and equipment by approximately $29 million (costs of approximately $49 million less accumulated depreciation and amortization of approximately $20 million) and the excess of purchase price over net assets of businesses acquired by approximately $9 million.

The 1999 Impairment Charges and the 1998 Impairment Charge were primarily caused by reductions in estimated theatre cash flows due to (i) the impact of new or increased competition on certain of our older, auditorium-style theatres, (ii) negative evaluation of the operating results produced from theatres previously converted to Discount Theatres or (iii) inability to improve a marginal theatre/entertainment center's operating results to a level that would support the carrying value of the long-lived assets.

As a result of the reduced carrying amount of the impaired assets due to a 1996 impairment charge and the 1998 Impairment Charge, depreciation and amortization expense was reduced as follows (in millions except per share amounts):


                           DEPRECIATION
                               AND           NET OF          PER
                           AMORTIZATION      INCOME        DILUTED
                              EXPENSE        TAXES          SHARE
                           ------------     --------       -------
                  1999       $  6.7         $  4.2         $  .37
                  1998          3.5            2.2            .19
                  1997          3.8            2.4            .21

CARMIKE CINEMAS, INC. AND SUBSIDIARIES



NOTE 3 -- RESTRUCTURING CHARGES

In December 1998, the Company's Board of Directors approved a restructuring plan involving the closure or disposition of a group of theatres in certain markets that did not fit our operating and growth strategies (the "Restructuring Plan"). In accordance with the Restructuring Plan, such theatres were closed during 1999. The Company recognized a 1998 charge of approximately $34.7 million (approximately $21.5 million after income taxes or $1.89 per share) to establish reserves for the future cash expenditures related to these theatres. The established reserves are primarily for future lease payments payable in accordance with the terms of the lease agreements and for certain lease related costs.

During June 1999, the Company revised its estimates of the total costs to be incurred for its Restructuring Plan. The $2.7 million decrease in estimated costs (approximately $1.7 million after income taxes or $.15 per share) was the result of a lessor initiated early buyout of a lease included in the Restructuring Plan. The early lease termination provides savings for the lease payments, utilities and other associated lease costs which were expected to be incurred over the remaining lease period at December 31, 1999. Disbursements charged against the reserve were approximately $3.7 million during 1999. Future disbursements of restructuring reserves are estimated as follows (in thousands):


                           2000                     $    3,728
                           2001                          3,386
                           2002                          2,940
                           2003                          2,936
                           2004 and thereafter          15,353
                                                    ----------
                                                    $   28,343
                                                    ==========

Revenues during the years ended December 31, 1998 and 1997 for the theatres included in the Restructuring Plan were approximately $8.7 million and $14.6 million, respectively. Operating losses during the years ended December 31, 1998 and 1997 for the theatres included in the Restructuring Plan were approximately $3.6 million and $.5 million, respectively.


NOTE 4 -- ACQUISITIONS

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

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 4 -- ACQUISITIONS (CONTINUED)

On May 23, 1997, the Company acquired certain theatres (19 theatres, 104 screens) from First International Theatres for approximately $17 million. The First International Theatres acquisition purchase price included 128,986 shares of the Company's Class A Common Stock with a fair market value of approximately $4.25 million at the date of acquisition. The $6.1 million excess of purchase price over net assets of businesses acquired has been recorded as an intangible asset. Pro-forma results have not been presented as they are not significantly different than reported amounts.


NOTE 5 -- INDEBTEDNESS

Indebtedness consists of the following (in thousands):


                                                                   DECEMBER 31
                                                               1999            1998
                                                            ----------      ----------
         Revolving credit facility                          $  140,000      $  230,000
         Term Loan B                                            74,625             -0-
         Subordinated Notes                                    200,000             -0-
         Senior Notes                                              -0-          79,870
         Industrial Revenue Bonds; payable in equal
            installments through May 2006, with
            interest rates ranging from 3.90% to 5.98%           2,034           2,285
                                                            ----------      ----------
                                                               416,659         312,155
         Less current maturities                                (2,971)           (272)
         Less Subordinated Notes
            and Senior Notes                                  (200,000)        (79,870)
                                                            ----------      ----------
                                                            $  213,688      $  232,013
                                                            ==========      ==========

RESTRUCTURING OF INDEBTEDNESS: In February 1999, the Company completed its offering of $200 million of 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). Additionally, the Company amended and restated its 1997 Credit Agreement (as amended the "1999 Credit Agreement"). The 1999 Credit Agreement provides for revolving credit availability of $200 million, matures November 10, 2002 and bears interest (LIBOR plus 2.75% at December 31, 1999) which adjusts based on certain defined financial ratios. At December 31, 1999, the Company had $60 million available for borrowings under this facility. The Company pays a commitment fee of 0.5% on the unused portion of the facility.

On February 25, 1999, the Company entered into a $75 million term loan (the "Term Loan B"). Proceeds from the Term Loan B were used to reduce amounts outstanding under the 1999 Credit Agreement. The loan amortizes in six years through varying quarterly installments of principal (initial installments are $187,500 a quarter through December 31, 2002). The Term Loan B is guaranteed by all of the Company's wholly-owned subsidiaries.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 5 -- INDEBTEDNESS (CONTINUED)

The Term Loan B will mature March 30, 2005 and bears interest (LIBOR plus 3.0% at December 31, 1999) which also adjusts based on certain defined financial ratios.

The 1999 Credit Agreement and the Term Loan B both contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit dividend and other restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of cash flows.

Effective March 31, 2000, the Company amended its 1999 Credit Agreement, Term Loan B and a lease facility to, among other things, adjust certain financial ratios relative to past and future operating performance. The Amendment also increases the variable interest rate for the 1999 Credit Agreement and the Term Loan B by .5% (effective rate at March 31, 2000 of 9.13%, LIBOR plus 3.25% for the 1999 Credit Agreement and 9.45%, LIBOR plus 3.5% for the Term Loan B). Additionally, the Company agreed to secure these facilities with mortgages on its owned theatres and leasehold mortgages on certain of its leased theatres by November 1, 2000. If the Company cannot secure mortgages for theatres with minimum levels of theatre cash flows, as defined, interest rates will increase by an amount ranging from 25 basis points to 100 basis points.

The Subordinated Notes are general unsecured obligations of the Company and are subordinate to existing indebtedness and substantially all future borrowings. Certain of the Company's subsidiaries have unconditionally guaranteed this debt. The Subordinated Notes mature on February 1, 2009 and bear interest at the rate of 9 3/8% which is payable semi-annually in arrears on February 1 and August 1 of each year. Prior to February 1, 2007, the Company may redeem certain of the outstanding notes subject to certain defined limitations and subject to prepayment penalties. The Subordinated Notes contain certain restrictive provisions which, among other things, limit dividends and other restricted payments.

The Company used the net proceeds from the issuance of the Subordinated Notes, approximately $193.7 million, to redeem its then outstanding Senior Notes (see discussion below) and to reduce the amounts outstanding under its revolving credit agreement.

INTEREST RATE SWAPS: The Company's interest rate swap agreements changed floating interest rate expense on amounts outstanding under the 1999 Credit Agreement. Under one interest rate swap agreement, the Company has fixed $50 million of its floating rate debt through February 7, 2003. The effective rate at December 31, 1999 was 5.2%. Under another interest rate swap agreement, the Company has fixed $20 million of its floating rate debt through February 7, 2001 at an effective fixed rate of 5.5%.

SENIOR NOTES: At December 31, 1998, the Company had outstanding approximately $80 million of various unsecured notes payable to institutional investors (the "Senior Notes"). In February 1999, as discussed in Restructuring of Indebtedness above, the Company redeemed all of its then outstanding Senior Notes. The Company recognized an extraordinary charge in the first quarter of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUEd CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 5 -- INDEBTEDNESS (CONTINUED)

1999 of approximately $10 million ($6 million after income taxes) for a prepayment premium of approximately $9 million paid in connection with the redemption of the then outstanding Senior Notes and the write-off of deferred debt fees of approximately $1 million.

OTHER: On December 31, 1999, the Company had approximately $534 thousand of unrestricted retained earnings available for dividends under its most restrictive debt agreement.

Interest paid and interest capitalized were as follows (in thousands):



                             YEARS ENDED      INTEREST       INTEREST
                             DECEMBER 31        PAID        CAPITALIZED
                             -----------     ----------     -----------
                                1999         $   32,759     $    3,131
                                1998             26,068          4,537
                                1997             24,856          2,914

All amounts outstanding at December 31, 1999 under the 1999 Credit Agreement have been classified as long-term in the accompanying Consolidated Balance Sheets because the Company intends that at least that amount would remain outstanding at all times during the next twelve months. Aggregate principal payments on indebtedness as of December 31, 1999 are as follows (in thousands):


                           2000                               $      2,971
                           2001                                        750
                           2002                                        750
                           2003                                     15,000
                           2004 and thereafter                     397,188
                                                              ------------
                                                              $    416,659
                                                              ============

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 6 -- LEASES

Certain of the Company's theatres and equipment are leased under non-cancelable leases expiring in various years through 2028. The theatre leases generally provide, among other things, for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount, and the payment of property taxes, common area maintenance, insurance and repairs. The Company, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 15 to 20 years.

Property and equipment includes the following amounts related to capital lease assets (in thousands):


                                                              DECEMBER 31
                                                           1999         1998
                                                        ----------   ----------
                  Buildings and improvements            $   57,076   $   43,443
                  Equipment                                  2,877        2,877
                                                        ----------   ----------
                                                            59,953       46,320

                  Less accumulated amortization            (13,574)     (12,565)
                                                        ----------   ----------
                                                        $   46,379   $   33,755
                                                        ==========   ==========

The Company obtained property and equipment of approximately $15 million, $0 and $12 million under capital leases for 1999, 1998 and 1997, respectively.

Future minimum payments, by year and in the aggregate, under capital leases and operating leases with terms over one year as of December 31, 1999 are as follows (in thousands):


                                                         OPERATING     CAPITAL
                                                          LEASES       LEASES
                                                        ----------   ----------
                  2000                                  $   52,830   $    7,507
                  2001                                      50,062        7,467
                  2002                                      47,352        7,528
                  2003                                      45,370        7,454
                  2004                                      42,145        7,636
                  Thereafter                               330,819      101,493
                                                        ----------   ----------
                  Total minimum lease
                     payments                           $  568,578      139,085
                                                        ==========

                  Less amounts representing
                     interest                                           (85,409)
                                                                     ----------
                  Present value of future
                     minimum lease payments                              53,676
                  Less current maturities                                (1,037)
                                                                     ----------
                                                                     $   52,639
                                                                     ==========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 6 -- LEASES (CONTINUED)

Rent expense was approximately $59.6 million, $59.3 million, and $57.6 million for 1999, 1998, and 1997, respectively.

The Company is a party to a master lease facility which provided approximately $75 million for financing the development of new theatres. No amounts were available for expenditures under this facility at December 31, 1999. The facility, as amended in February 1999, has, among other things, financial and operating covenants which are substantially the same as the Company's covenants under its various bank agreements. Lease payments under this facility started in November 1999 and extend for a period of 16 years. Lease payments under the facility are also secured by a pledge of the Company's stock in its subsidiaries.


NOTE 7 -- STOCK OPTION PLAN

The Company has stock option plans for shares of its Class A Common Stock. Key employees were granted options at terms (purchase price, expiration date and vesting schedule) established at the date of grant by a committee of the Company's Board of Directors. Options granted through December 31, 1999 have been granted at a price which approximated fair market value on the date of the grant.

During 1998, the Board of Directors and shareholders approved a new stock option plan (the "1998 Plan") covering 750,000 shares of Class A Common Stock and approved the grant of non-qualified stock options for 335,000 shares of Class A Common Stock at $27.125 per share, a price which approximated fair market value on the date of the grant. At December 31, 1999, 409,000 shares were available for grant under the 1998 Plan. The Company has also issued options under a plan (the "1986 Plan") which covered 700,000 shares of Class A Common Stock. No shares are available for grant under the 1986 Plan. During 1999, an option for 6,000 shares was granted at $14.00 per share and vested immediately.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.78% and 5.39%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .314 and .226; and a weighted-average expected life of the option of 5 years.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 7 -- STOCK OPTION PLAN (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options granted during 1999 and 1998, respectively, $5.24 and $8.53 per share, is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in a 1999 pro forma loss of $22.5 million (or pro forma net loss of $1.98 per share) and a 1998 pro forma loss of $31.5 million (or pro forma net loss of $2.78 per share).

Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):


                                EXERCISE PRICE PER SHARE
         -------------------------------------------------------------------------
                                            $6.00 -
                                              14.00    $18.00    $27.125   TOTAL
                                            --------  --------   -------- --------
         Stock options outstanding
            at December 31, 1996                  99       135         --      234
            Exercised                             (6)      (25)        --      (31)
                                            --------  --------   -------- --------
         Stock options outstanding
            at December 31, 1997                  93       110         --      203
            Issued                                --        --        335      335
            Exercised                             (1)      (22)        --      (23)
                                            --------  --------   -------- --------
          Stock options outstanding at
            December 31, 1998                     92        88        335      515
            ISSUED                                 6        --         --        6
            FORFEITURES                          (15)       --         --      (15)
            EXERCISED                            (26)       --         --      (26)
                                            --------  --------   -------- --------
          STOCK OPTIONS OUTSTANDING AT
            DECEMBER 31, 1999                     57        88        335      480
                                            ========  ========   ======== ========

At December 31, 1999, approximately 145,000 of the above options were exercisable.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 8 -- SHAREHOLDERS' EQUITY

The Company's authorized capital consists of 22.5 million shares of Class A Common Stock, $.03 par value, 5 million shares of Class B Common Stock, $.03 par value, and one million shares of Preferred Stock, $1.00 par value. Each share of Class A Common Stock entitles the holder to one vote per share, whereas a share of Class B Common Stock entitles the holder to ten votes per share. Each share of Class B Common Stock is entitled to cash dividends, when declared, in an amount equal to 85% of the cash dividends payable on each share of Class A Common Stock. Additionally, Class B Common Stock is convertible at any time by the holder into an equal number of shares of Class A Common Stock.

On November 22, 1998, the Company sold an aggregate of 550,000 shares of its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $55 million, approximately $54 million net of expenses.
The Series A Preferred Stock pays quarterly cash dividends at an annual rate of 5.5% and is convertible at the option of the holder, into the Company's Class A Common Stock at $25.00 per share (subject to anti-dilution adjustments). The Series A Preferred Stock is not subject to mandatory redemption or sinking fund provisions. The Series A Preferred Stock is also exchangeable into subordinated debt of the Company in certain instances at the option of the Company.

The Company has shares of Class A Common Stock reserved for future issuance as follows (in thousands):


                                                           DECEMBER 31
                                                       1999            1998
                                                    ----------      ----------

         Stock option plan                                 889             930
         Conversion rights of Series A Preferred
         Stock                                           2,200           2,200
         Conversion rights of Class B Common
         Stock                                           1,421           1,421
                                                    ----------      ----------
                                                         4,510           4,551
                                                    ==========      ==========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 9-- INCOME TAXES

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

The provision for income tax expense (benefit), before the $3.9 million benefit for the extraordinary charge recognized in 1999, is summarized as follows (in thousands):


                                      YEARS ENDED DECEMBER 31
                                1999           1998           1997
                             ----------     ----------     ----------
     Current:
       Federal               $     (780)    $    6,926     $    4,037
       State                         19          1,398          1,318
     Deferred                    (6,979)       (26,490)         7,011
                             ----------     ----------     ----------
                             $   (7,740)    $  (18,166)    $   12,366
                             ==========     ==========     ==========

Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):


                                                            DECEMBER 31
                                                         1999           1998
                                                      ----------     ----------
         Alternative minimum tax credit
            carryforwards                             $   (4,700)    $      -0-
         State income tax carryforwards                     (900)           -0-
         Financial statement bases of property
            and equipment over (under) tax bases          (5,241)        (1,239)
         Restructuring reserve                           (10,078)       (13,186)
         Deferred rent                                    (2,312)        (2,431)
         Other                                             2,193          2,797
                                                      ----------     ----------
                                                      $  (21,038)    $  (14,059)
                                                      ==========     ==========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 9 -- INCOME TAXES

A reconciliation of income tax expense (benefit), before the extraordinary charge, at the federal income tax rate as reflected in the consolidated financial statements follows (in thousands):


                                                  YEARS ENDED DECEMBER 31
                                                1999        1998         1997
                                            ---------    ---------    ---------
     Income tax expense (benefit) at
       statutory rates                      $  (6,911)   $ (17,084)   $  11,393
     State income taxes, net of federal
       tax benefit/provision                     (805)      (1,444)       1,375
     Amortization of excess of purchase
       price over net assets of business
       acquired                                    95          430          106
     Other items, net                            (119)         (68)        (508)
                                            ---------    ---------    ---------
                                            $  (7,740)   $ (18,166)   $  12,366
                                            =========    =========    =========

Income taxes paid in 1999, 1998 and 1997 were approximately $3.9 million, $3.7 million and $8.1 million, respectively.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

The Company has gross commitments at December 31, 1999 totaling approximately $41.0 million to build new theatres or to expand existing theatres. The Company plans to fund the expenditures for such capital improvements through (i) draws under its revolving credit facility (see Note 5), (ii) executing operating leases or (iii) cash flows from operations.

The Company has executed letters of intent to sell for approximately $46.3 million, six theatres with a book value of approximately $42.0 million at December 31, 1999. These theatres will be leased back from the purchaser under a 20 year operating lease agreement. The resulting gain will be amortized over the life of the leases. The leases contain renewal options and generally provide that the Company will pay property taxes, common area maintenance, insurance and repairs. The net proceeds from these transactions will be used to reduce outstanding bank indebtedness and for operations.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 11 -- FINANCIAL INSTRUMENTS

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

SHORT-TERM INVESTMENTS: The Company's short-term investments consist of U.S. Treasury Notes with maturities of less than one year. The carrying value approximates market at December 31, 1999 and 1998.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximated their fair value.

LONG-TERM DEBT: The carrying amount of the Term Loan B indebtedness approximates fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Subordinated Notes, $173 million, is based on quoted market prices.

INTEREST RATE SWAP AGREEMENTS: The unrealized gain(loss) for the interest rate swap agreements was approximately $1.4 million and ($1.3 million) at December 31, 1999 and 1998, respectively, based on evaluations made by the counter-parties to the interest rate swap agreements. The Company does not anticipate realization of this gain(loss) as the Company intends to hold the interest rate swap agreements to maturity.

The Company is exposed to credit losses in the event of nonperformance by counter-parties on interest rate swap agreements. The Company does not believe there is a significant risk of nonperformance by any of the counter-parties to these instruments and the Company monitors the financial stability of such parties on a periodic basis.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 12 -- CONDENSED FINANCIAL DATA

The Company and its wholly-owned subsidiaries have fully, unconditionally, jointly and severally guaranteed the Company's obligations under the Subordinated Notes (see Note 5 - Indebtedness). The Company has one subsidiary and several unconsolidated affiliates which are not guarantors of the Subordinated Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because management has determined that they would not be material to investors. Consolidating separate financial data for the guarantor subsidiaries is as follows:



                                               1999           1998           1997
                                            ----------     ----------     ----------
     Year Ended December 31,
          Revenues                          $  386,255     $  388,005     $  370,408
          Operating income (loss)(1)             6,554        (35,328)        23,987
          Net income (loss) before
            extraordinary item                 (14,905)       (32,783)        12,503

     At December 31,
          Assets
             Current assets                 $   11,682     $    7,800     $   16,790
             Other assets                       15,305         10,697          1,288
             Property and equipment            517,851        433,462        385,038
             Goodwill                           33,553         37,641          4,778
                                            ----------     ----------     ----------
                                            $  578,391     $  489,600     $  407,894
                                            ==========     ==========     ==========

          Liabilities and Equity
             Current liabilities            $   15,426     $   15,763     $   14,775
             Intercompany notes and
               advances                        302,435        213,830        112,426
             Long-term liabilities              69,684         54,200         37,178
             Equity                            190,846        205,807        243,515
                                            ----------     ----------     ----------
                                            $  578,391     $  489,600     $  407,894
                                            ==========     ==========     ==========

(1) Net of parent company management and license fees of approximately $30.3 million, $30.3 million, and $29.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 13 -- QUARTERLY RESULTS (UNAUDITED)
(In thousands, except for per share data)



YEAR ENDED DECEMBER 31, 1999           1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER       TOTALS
----------------------------           -----------    -----------    -----------    -----------       ------
TOTAL REVENUES                         $   97,716     $  125,273     $  144,830     $  119,106     $  486,925
OPERATING INCOME (LOSS)                     3,525         15,493         23,368        (25,858)        16,528
NET INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                    (2,344)         3,905          8,496        (22,642)       (12,585)
NET INCOME (LOSS)                          (8,635)         3,905          8,496        (22,642)       (18,876)
BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE BEFORE
     EXTRAORDINARY ITEM                      (.27)           .28            .68          (2.06)         (1.37)
BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                        (.83)           .28            .68          (2.06)         (1.93)

Year Ended December 31, 1998
----------------------------

Total revenues                         $  117,142     $  110,698     $  134,720     $  119,008     $  481,568
Operating income (loss)                    12,435          7,063         20,921        (62,002)       (21,583)
Net income (loss)                           3,794            362          8,760        (43,563)       (30,647)
Basic and diluted income (loss)
     per common share                         .33            .03            .77          (3.86)         (2.73)

Net income (loss) per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income (loss) per common share amount for the year.

The fourth quarters of 1999 and 1998 include charges for the impairment of long-lived assets. The fourth quarter of 1998 also includes a restructuring charge. See Note 2 "Impairment of Long-Lived Assets" and Note 3 "Restructuring Charges".

The second quarter of 1999 includes a $2.7 million decrease in estimated charges to be incurred under the Restructuring Plan. See Note 3 "Restructuring Charges".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the directors of Carmike is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement relating to the 2000 Annual Meeting of Stockholders of Carmike (hereinafter, the "2000 Proxy Statement").

         Information regarding the executive officers of Carmike is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.



ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is incorporated by reference from the section entitled "Executive Compensation and Other Information" contained in the 2000 Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 2000 Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) and (2) Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Carmike Cinemas, Inc. are included in "Item 8. Financial Statements And Supplementary Data."

         Financial Statements:

                  Report of Independent Auditors

                  Consolidated balance sheets -- December 31, 1999 and 1998

                  Consolidated statements of operations -- Years ended December
                           31, 1999, 1998 and 1997

                  Consolidated statements of cash flows -- Years ended December
                           31, 1999, 1998 and 1997

                  Consolidated statements of shareholders' equity -- Years
                           ended December 31, 1999, 1998 and 1997

                  Notes to consolidated financial statements -- December 31,
                           1999

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


EXHIBIT
NUMBER        DESCRIPTION
------        -----------

3.1           Amended and Restated Certificate of Incorporation of Carmike
              (filed as Exhibit 3.1 to Carmike's Form 10-K for the year ended
              December 31, 1998 (Commission File No. 1-11604) (the "1998 Form
              10-K") and incorporated herein by reference).

3.2           Certificate of Designations, Preferences and Relative,
              Participating, Optional and Other Special Rights of 5.5% Series A
              Senior Cumulative Convertible Exchangeable Preferred Stock (filed as Exhibit 3.2 to the 1998 Form 10-K and incorporated herein by reference).

3.3 By-laws of Carmike (filed as Exhibit 3(b) to Carmike's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No.
              1-11604), and incorporated herein by reference).

4.1           Indenture dated February 3, 1999 between Carmike and The Bank of
              New York (filed as Exhibit 4.1 the 1998 Form 10-K and incorporated herein by reference).

4.2 Exchange and Registration Rights Agreement dated February 3, 1999 between Carmike, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc.
              and the Purchasers (as defined therein) (filed as Exhibit 4.2 to the 1998 Form 10-K and incorporated herein by reference).

10.1 Stock Purchase Agreement dated November 22, 1998 between Carmike and GS Capital Partners III, L.P. and certain of its affiliates
              (filed as Exhibit 10.1 to the 1998 Form 10-K and incorporated herein by reference).

10.2          $275,000,000 Amended and Restated Credit Agreement dated January
              29, 1999 between Carmike, the Banks (as defined therein) and Wachovia Bank, N.A (filed as Exhibit 10.2 to the 1998 Form 10-K and incorporated herein by reference).

10.3 $75,000,000 Term Loan Credit Agreement dated February 25, 1999 between Carmike, the Lenders listed therein, Wachovia Bank, N.A.,
              Goldman Sachs Credit Partners L.P and First Union National Bank
              (filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference).

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

10.8*         Employment Agreement dated December 30, 1999 between C. L.
              Patrick and Carmike.

10.9*         Employment Agreement dated August 10, 1998 between Michael W.
              Patrick and Carmike (filed as Exhibit 10.9 to the 1998 Form 10-K and incorporated herein by reference).

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

10.20         Amended and Restated Master Lease dated January 29, 1999 between
              Movieplex Reality Leasing, L.L.C. and Carmike. (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The redacted material was filed separately with the SEC)(filed as
              Exhibit 10 to Carmike's Form 10-Q for the quarter ended September
              30, 1999 (Commission File No. 1-11604) and incorporated herein by reference).

10.21*        Letter of employment dated July 6, 1999, between Carmike and
              Martin A. Durant.

10.22*        Deferred Compensation Agreement dated as of July 16, 1999 between
              Carmike and Martin A. Durant.

10.23*        Trust Agreement dared as of July 16, 1999, between Carmike,
              Michael W. Patrick, F. Lee Champion, III and Larry M. Adams.

21            List of Subsidiaries.

23            Consent of Ernst & Young LLP.

27.1 Financial Data Schedule (for Securities and Exchange Commission use only).

27.2          Restated 1998 Financial Data Schedule (for Securities and
              Exchange Commission use only).

------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

       (b)    Reports on Form 8-K

       During the fiscal quarter ended December 31, 1999, Carmike filed a Current Report on Form 8-K dated December 3, 1999 reporting information under Items 5 and 7.

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

                                           CARMIKE CINEMAS, INC.

Date:  April 10, 2000             By: /s/ Michael W. Patrick
                                     -------------------------------------------
                                           Michael W. Patrick
                                           President And Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.



         Signature                           Title
         ---------                           -----

/s/ C. L. Patrick                   Chairman of the Board
---------------------------------
C. L. Patrick


/s/ Michael W. Patrick              President, Chief Executive
--------------------------------    Officer and Director
Michael W. Patrick


/s/ Martin A. Durant                Senior Vice President-Finance
--------------------------------    Treasurer and Chief Financial Officer
Martin A. Durant                    (Principal Financial Officer)


/s/ Philip A. Smitley               Assistant Vice President-Controller
--------------------------------    (Principal Accounting Officer)
Philip A. Smitley


/s/ F. Lee Champion, III            Senior Vice President-General
--------------------------------    Counsel, Secretary and Director
F. Lee Champion, III


/s/ Elizabeth Cogan Fascitelli      Director
--------------------------------
Elizabeth Cogan Fascitelli


/s/ Richard A. Friedman             Director
--------------------------------
Richard A. Friedman


/s/ John W. Jordan, II              Director
--------------------------------
John W. Jordan, II


/s/ Carl L. Patrick, Jr.            Director
--------------------------------
Carl L. Patrick, Jr.


/s/ Carl E. Sanders                 Director
--------------------------------
Carl E. Sanders


/s/ David W. Zalaznick              Director
--------------------------------
David W. Zalaznick

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     CARMIKE CINEMAS, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1999
                           (IN THOUSANDS OF DOLLARS)



              COL. A                     COL. B                 COL. C                      COL. D          COL. E
------------------------------------  ------------  ---------------------------------    ------------    --------------
                                                               ADDITIONS
                                                    ---------------------------------
                                       BALANCE AT   CHARGED TO COSTS  CHARGED TO OTHER   DEDUCTIONS -    BALANCE AT END
            DESCRIPTION               BEGINNING OF     AND EXPENSES       ACCOUNTS -       DESCRIBE        OF PERIOD
                                         PERIOD                            DESCRIBE
------------------------------------  ------------  ----------------  ----------------   ------------    --------------

Year Ended December 31, 1998:
   Reserve for restructuring charge    $      -0-    $   34,699 (1)      $      -0-      $      -0-        $   34,699
Year Ended December 31, 1999:
   Reserve for restructuring charge    $   34,699    $   (2,671)(2)      $      -0-      $   (3,685)(3)    $   28,343


(1) Charge recorded in December 1998. See Note 3 of Notes to Consolidated Financial Statements.

(2) Change in estimate of liabilities to be incurred. See Note 3 of Notes to Consolidated Financial Statements.

(3) Net payments made during period, including $500,000 payment for early lease termination. See Note 3 of Notes to Consolidated Financial Statements.

Note: Prior to December 1998, there were no accounts meeting the requirements for disclosure on this schedule.