Form 10-Q
period 2000-03-31
CARMIKE CINEMAS INC
filed 2000-05-12
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended MARCH 31, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number  0-11604
                        -------

                             CARMIKE CINEMAS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         58-1469127
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

    1301 FIRST AVENUE, COLUMBUS, GEORGIA                         31901-2109
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

Class A Common Stock, $.03 par value --
   9,968,287 shares outstanding as of May 1, 2000
Class B Common Stock, $.03 par value --
   l,420,700 shares outstanding as of May 1, 2000

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                         MARCH 31,     DECEMBER 31,
                                                                           2000           1999
                                                                      --------------  --------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $    6,576      $    6,509
   Short-term investments                                                   9,948           1,175
   Accounts and notes receivable                                            2,296           2,638
   Inventories                                                              4,771           4,240
   Recoverable construction allowances -- Note 4                           19,988          15,259
   Recoverable income taxes                                                 6,747           5,775
   Prepaid expenses                                                        15,535          10,257
                                                                       ----------      ----------
                                              TOTAL CURRENT ASSETS         65,861          45,853

OTHER ASSETS
   Investments in and advances to partnerships                             13,599          14,270
   Deferred income taxes                                                   23,728          21,038
   Other                                                                   10,494          10,542
                                                                       ----------      ----------
                                                                           47,821          45,850

PROPERTY AND EQUIPMENT -- Note 3
   Land                                                                    66,828          71,239
   Buildings and improvements                                             223,554         247,283
   Leasehold improvements                                                 271,001         262,310
   Leasehold interests                                                     18,017          18,185
   Equipment                                                              244,495         250,323
                                                                       ----------      ----------
                                                                          823,895         849,340

   Accumulated depreciation and amortization                             (170,871)       (183,100)
                                                                       ----------      ----------
                                                                          653,024         666,240

EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED            49,117          49,551
                                                                       ----------      ----------

                                                                       $  815,823      $  807,494
                                                                       ==========      ==========

See accompanying notes


                                                                           MARCH 31,     DECEMBER 31,
                                                                             2000           1999
                                                                        --------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $   56,000      $   55,967
   Accrued expenses                                                            41,398          45,971
   Current maturities of long-term indebtedness and
     capital lease obligations                                                  5,332           4,008
                                                                           ----------      ----------
                                          TOTAL CURRENT LIABILITIES           102,730         105,946

LONG-TERM LIABILITIES
   Long-term debt, less current maturities -- Note 2                          234,740         213,688
   Senior Subordinated Notes                                                  200,000         200,000
   Capital lease obligations, less current maturities                          52,372          52,639
   Restructuring reserve, less current portion                                 23,780          24,615
   Other                                                                        5,519           6,409
                                                                           ----------      ----------
                                                                              516,411         497,351
                                                                           ----------      ----------

SHAREHOLDERS' EQUITY
     5.5% Series A Senior Cumulative Convertible
       Exchangeable Preferred Stock, $1.00 par value,
       authorized 1,000,000 shares, issued and
       outstanding 550,000 shares; involuntary
       liquidation value of $55,000,000                                           550             550
     Class A Common Stock, $.03 par value, one vote
       per share, authorized 22,500,000 shares, issued
       and outstanding 9,968,287 shares                                           299             299
     Class B Common Stock, $.03 par value, ten votes
       per share, authorized 5,000,000 shares, issued
       and outstanding 1,420,700 shares                                            43              43
     Treasury Stock, at cost, 44,800 shares                                      (441)           (441)
     Paid-in capital                                                          158,772         158,772
     Retained earnings                                                         37,459          44,974
                                                                           ----------      ----------
                                                                              196,682         204,197
                                                                           ----------      ----------
                                                                           $  815,823      $  807,494
                                                                           ==========      ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2000            1999
                                                                           ----------      ----------

Revenues:
   Admissions                                                              $   68,556      $   67,022
   Concessions and other                                                       32,979          30,694
                                                                           ----------      ----------
                                                                              101,535          97,716

Costs and expenses:
  Film exhibition costs                                                        36,280          35,218
  Concession costs                                                              3,980           3,719
  Other theatre operating costs                                                49,626          43,883
  General and administrative expenses                                           1,685           1,865
  Depreciation and amortization expenses                                       11,054           9,506
                                                                           ----------      ----------
                                                                              102,625          94,191
                                                                           ----------      ----------
        OPERATING INCOME (LOSS)                                                (1,090)          3,525

   Interest expense                                                           (10,788)         (7,306)
                                                                           ----------      ----------
        LOSS BEFORE INCOME TAXES                                              (11,878)         (3,781)

   Income tax benefit                                                          (4,514)         (1,437)
                                                                           ----------      ----------
          Net loss before extraordinary
              item                                                             (7,364)         (2,344)

   Extraordinary item (net of income taxes) -- Note 5                             -0-          (6,291)
                                                                           ----------      ----------

        NET LOSS                                                               (7,364)         (8,635)

Preferred stock dividends                                                        (756)           (756)
                                                                           ----------      ----------

        NET LOSS AVAILABLE FOR
            COMMON STOCK                                                   $   (8,120)     $   (9,391)
                                                                           ==========      ==========

Weighted average shares outstanding:
   Basic and diluted                                                           11,344          11,363
                                                                           ==========      ==========

Loss per common share before extraordinary item:
   Basic and diluted                                                       $     (.72)     $     (.27)
                                                                           ==========      ==========

Loss per common share:
   Basic and diluted                                                       $     (.72)     $     (.83)
                                                                           ==========      ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              2000            1999
                                                                           ----------      ----------

OPERATING ACTIVITIES
   Net loss                                                                $   (7,364)     $   (8,635)
   Items which did not provide (use) cash:
        Depreciation and amortization                                          11,054           9,506
        Deferred income taxes                                                  (2,690)         (5,293)
        Recoverable income taxes                                                 (972)            -0-
        Gain on sales of property and equipment                                  (546)            -0-
        Changes in other assets and liabilities                                (1,006)           (838)
        Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                         (189)         (3,798)
           Prepaid expenses                                                    (5,278)         (2,684)
           Accounts payable                                                        33           5,825
           Accrued expenses                                                    (4,573)         (4,981)
                                                                           ----------      ----------
                        NET CASH USED IN OPERATING ACTIVITIES                 (11,531)        (10,898)
INVESTING ACTIVITIES
   Purchases of property and equipment                                        (19,709)        (52,100)
   Proceeds from sales of property and equipment                                  546             -0-
   Proceeds from sale/leaseback transaction                                    23,283             -0-
   Decrease (increase) in:
     Short-term investments                                                    (8,773)            (21)
     Other                                                                       (373)          1,045
                                                                           ----------      ----------
                        NET CASH USED IN INVESTING ACTIVITIES                  (5,026)        (51,076)
FINANCING ACTIVITIES
   Debt:
     Additional borrowings, net of debt issuance costs                        149,500         361,540
     Repayments (including prepayment penalties)                             (127,391)       (314,460)
   Preferred Stock dividends                                                     (756)            -0-
   Recoverable construction allowances                                         (4,729)            -0-
                                                                           ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      16,624          47,080
                                                                           ----------      ----------

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      67         (14,894)

Cash and cash equivalents at beginning of period                                6,509          17,771
                                                                           ----------      ----------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    6,576      $    2,877
                                                                           ==========      ==========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Carmike Cinemas, Inc. ("Carmike" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RECLASSIFICATIONS: Certain 1999 amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.


NOTE 2 - INDEBTEDNESS

Long-term debt and senior notes consists of the following (in thousands):


                                                                 March 31,     December 31,
                                                                   2000            1999
                                                              --------------  --------------

         Revolving credit facility                              $  162,800      $  140,000
         Senior Subordinated Notes                                 200,000         200,000
         Term Loan B                                                74,250          74,625
         Industrial Revenue Bonds; payable in equal
            installments through May 2006, with
            interest rates ranging from 3.90% to 5.98%               1,963           2,034
                                                                ----------      ----------
                                                                   439,013         416,659

         Less current maturities                                    (4,273)         (2,971)
         Less Subordinated Notes                                  (200,000)       (200,000)
                                                                ----------      ----------
                                                                $  234,740      $  213,688
                                                                ==========      ==========

Effective March 31, 2000, the Company amended its 1999 Credit Agreement, Term Loan B and a lease facility to, among other things, adjust certain financial ratios relative to past and future operating performance. The amendment also increases the variable interest rate for the 1999 Credit Agreement and the Term Loan B by 0.5% (effective rate at March 31, 2000 of 9.13%, LIBOR plus 3.25% for the 1999 Credit Agreement and 9.45%, LIBOR plus 3.5% for the Term

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 2 - INDEBTEDNESS (CONTINUED)

Loan B). Additionally, the Company agreed to secure these facilities with mortgages on its owned theatres and leasehold mortgages on certain of its leased theatres by November 1, 2000. If the Company cannot secure mortgages for theatres with minimum levels of theatre cash flows, as defined, interest rates will increase by an amount ranging from 25 basis points to 100 basis points. Such an increase in interest rates would be retroactive to March 31, 2000.

The 1999 Credit Agreement provides for revolving credit availability of $200 million and matures November 10, 2002. At March 31, 2000, the Company had $37.2 million available for borrowings under this facility. The Company pays a commitment fee of 0.5% on the unused portion of the facility. All amounts outstanding at March 31, 2000 under the 1999 Credit Agreement have been classified as long-term in the accompanying Consolidated Balance Sheets because the Company intends that at least that amount would remain outstanding at all times during the next twelve months.

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


NOTE 3 - SALE/LEASEBACK TRANSACTIONS

During the period ended March 31, 2000, the Company sold three theatres, with a net book value of $22.6 million, for $23.3 million. The theatres were leased back from the purchaser under a 20 year operating lease agreement. The Company has a letter of intent to sell for $22.6 million, an additional three theatres, with a net book value of $19.6 million, under a separate sale/leaseback arrangement with similar terms. This transaction is expected to close during the second quarter of 2000. Gains realized from sale/leaseback transactions are recognized over the life of the leases. The leases contain renewal options and generally provide that the Company will pay property taxes, common area maintenance, insurance and repairs. The net proceeds from these transactions will be used to reduce outstanding bank indebtedness and for operations.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 4 - RECOVERABLE CONSTRUCTION ALLOWANCES

The Company, under contractual agreements with certain lessors, is entitled to reimbursement of certain theatre construction related costs. Collection of these amounts, $20 million at March 31, 2000, are based on the occurrence of certain defined events. The Company anticipates that all amounts outstanding will be collected by the end of the third quarter of 2000.


NOTE 5 - EXTRAORDINARY CHARGE

During the period ended March 31, 1999, the Company retired its then outstanding senior notes totaling $79.9 million. The Company recognized an extraordinary charge of $6.3 million ($10.1 million less applicable income taxes) for (a) a prepayment premium ($9.2 million) paid in connection with the redemption of the senior notes, and (b) the elimination of deferred debt costs ($.9 million) on retired indebtedness.


NOTE 6 - EARNINGS PER SHARE


                                                                             Three Months Ended
                                                                                  March 31,
                                                                             2000            1999
                                                                          ----------      ----------

         Weighted average shares outstanding:
            Basic                                                             11,344          11,363
            Effect of dilutive securities - employee stock options               -0-             -0-
                                                                          ----------      ----------
            Diluted                                                           11,344          11,363
                                                                          ==========      ==========

         Earnings (loss) per common share before extraordinary item:
            Basic and diluted                                             $     (.72)     $     (.27)
                                                                          ==========      ==========
         Earnings (loss) per common share:
            Basic and diluted                                             $     (.72)     $     (.83)
                                                                          ==========      ==========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES


NOTE 7 - CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

The Company's principal operating subsidiaries fully, unconditionally, jointly and severally guarantee the Company's $200 million 9 3/8% Senior Subordinated Notes (see Note 2 - Indebtedness).

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

Following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of the Company (in thousands):


                                              March 31,
                                                2000
                                             ----------

                  Current assets             $   19,126
                  Current liabilities            18,858
                  Noncurrent assets             556,707
                  Noncurrent liabilities        374,316




                                               Three Months Ended
                                                    March 31,
                                              2000            1999
                                           ----------      ----------
                  Revenues                 $   81,926      $   76,550
                  Operating loss               (6,086)         (2,004)
                  Net loss                     (8,188)         (4,575)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Carmike cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause Carmike's actual results in future periods to differ materially include availability of suitable motion pictures for exhibition in Carmike's markets, competitive pressures, business conditions in the movie industry and other competitive markets, and the other factors detailed from time to time in Carmike's filings with the Securities and Exchange Commission, including Carmike's Annual Report on Form 10-K for the year ended December 31, 1999. By making these forward-looking statements, Carmike does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under the Federal securities laws.

In this Report, the words "Company," "Carmike," "we," "our," "ours," and "us" refer to Carmike Cinemas, Inc. and its subsidiaries.


                        COMPARISON OF THREE MONTHS ENDED
                       MARCH 31, 2000 AND MARCH 31, 1999

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 2000 increased 3.9% to $101.5 million from $97.7 million for the quarter ended March 31, 1999. This increase consists of a $1.5 million increase in admissions and a $2.3 million increase in concessions and other. For the quarter ended March 31, 2000, the Company's average admission price was $4.43, its average concession sale per patron was $1.92 and the attendance per average screen was 5,465 compared to 5,907 for the quarter ended March 31, 1999. The decrease in attendance, partially offset by per patron increases in admissions and concessions, resulted in a decrease of revenue per average screen of 0.9% to $35,815. For the quarter ended March 31, 1999, the Company's average admission price was $4.20, its average concession sale per patron was $1.70 and the revenue per average screen was $36,151.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) increased 8.6% from $82.8 million for the quarter ended March 31, 1999 to $89.9 million for the quarter ended March 31, 2000. Film exhibition costs stayed relatively flat as a percentage of expense to total admissions revenue. Concessions costs were $4.0 million for the quarter ended March 31, 2000, compared to $3.7 million for the quarter ended March 31, 1999. Other theatre costs for the quarter ended March 31, 2000 increased 13.0% to $49.6 million from $43.9 million for the same period in 1999. This increase was the result of a 14.5% increase in occupancy costs and individually immaterial increases in salaries, supplies and utilities. As a percentage of total revenues, cost of operations increased to 88.5% of total revenues in the quarter ended March 31, 2000 from 84.8% for the quarter ended March 31, 1999, largely due to the amount of fixed costs which do not fluctuate with changes in revenues or attendance.

Depreciation and amortization increased 16.8% from $9.5 million for the quarter ended March 31, 1999 to $11.1 million for the quarter ended March 31, 2000. This increase is the result of the Company's 1999 theatre expansion, partially offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized during the fourth quarter of 1999.

Interest expense for the quarter ended March 31, 2000 increased 47.9% to $10.8 million from $7.3 million for the quarter ended March 31, 1999. This increase is due to higher levels of average indebtedness outstanding and to a higher aggregate interest cost due to increases in the Company's effective borrowing rates.

During the period ended March 31, 1999, the Company recognized an extraordinary charge of $10.1 million ($6.3 million net of income tax benefit, or $.55 per diluted share) for the prepayment premiums paid in connection with the redemption of senior notes and the elimination of certain deferred debt costs related to indebtedness which was retired in February 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital deficits of $36.9 million and $60.1 million at March 31, 2000 and December 31, 1999, respectively. These deficits are financed through the operating "float" and through borrowing availability under the Company's $200 million revolving credit facility (the "Revolving Credit Facility"). At March 31, 2000, the Company had approximately $16.5 million in cash and short-term investments on hand and approximately $37.2 million was available for borrowings under the Company's Revolving Credit Facility.

The Company's credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows. Effective March 31, 2000, Carmike amended each of the Revolving Credit Facility, its $75 million term loan ("Term Loan B") and a master lease facility with Movieplex Reality Leasing, L.L.C. (the "Master Lease") to, among other things, adjust certain financial ratios relative to past and future operating performance and to add a new covenant as to the ratio of Carmike's funded debt plus rental expense to Carmike's cash flow plus rental expense. In connection with these amendments, the interest rates under the Revolving Credit Facility and Term Loan B were increased, the base rent payable under the Master Lease was increased and Carmike is required to permanently prepay the loans under the Revolving Credit Facility and the Term Loan B in an amount equal to 75% of annual excess cash flow, as defined. In addition, the amendments reduced the amount of investments Carmike can make to $10 million in the aggregate and limited Carmike's net capital expenditures to $25 million in 2000 and $35 million in 2001 and 2002.

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

The Company's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the first three months of 2000, such capital expenditures totaled $19.7 million. The Company estimates that total capital expenditures for 2000 will be approximately $25 million. Carmike estimates that the average cost of a new 16-screen multiplex will be approximately $9 million ($4 million if the land and improvements are leased rather than owned). Carmike intends to enter into leasing arrangements whenever possible in order to minimize capital requirements. Carmike believes that its currently anticipated capital needs for theatre construction, expansion and renovation and possible acquisitions for at least the next year will be satisfied by the cash and cash equivalents and short-term investments on hand, borrowings under the Revolving Credit Facility, additional sale of debt and/or equity securities, additional bank financings and other forms of long-term debt and internally generated cash flow. Additionally, Carmike plans to supplement its current sources of capital through sales and leasebacks of theatre properties where market conditions for such transactions are favorable, including one transaction consummated during the first quarter of 2000 for an aggregate of three theatres with net proceeds of approximately $23.3 million and another transaction expected to close during the second quarter of 2000 for an aggregate of three theatres with net proceeds of approximately $22.6 million. The proceeds will be used to reduce amounts outstanding under the Revolving Credit Facility and Term Loan B and for operations.

Cash used in operating activities was $11.5 million for the three months ended March 31, 2000, compared to cash used in operating activities of $10.9 million for the three months ended March 31, 1999. The decrease in cash flow from operating activities was primarily due to an increase in prepaid expenses and a reduction in accrued expenses. Net cash used in investing activities was

$5.0 million for the three months ended March 31, 2000 as compared to $51.1 million in the prior year period. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from a sale and leaseback transaction. For the three month periods ended March 31, 2000 and 1999, cash provided by financing activities was $16.6 million and $47.1 million, respectively. The decrease was primarily due to reduced borrowings under its Revolving Credit Facility.



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's fixed interest rate risk for long-term debt is limited to the Company's $200 million 9 3/8% senior subordinated notes. As of April 1, 2000 the market value of these notes has decreased approximately 36% since their issuance in February 1999.

Interest rates for the Company's floating rate debt increased when the Company amended its 1999 Credit Agreement and its Term Loan B during the quarter ended March 31, 2000 (See Note 2 of the Notes to Consolidated Financial Statements (Unaudited)).


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Listing of Exhibits

               Exhibit
               Number            Description
               -------           -----------
                  10.1     First Amendment to Amended and Restated Credit
                           Agreement dated as of March 31, 2000 among Carmike
                           Cinemas, Inc., Wachovia Bank, N.A., as agent, and
                           the Banks (as defined therein).

                  10.2 Second Amendment to Term Loan Credit Agreement dated as of March 31, 2000 among Carmike Cinemas, Inc.,
                           Wachovia Bank, N.A. and the Lenders ( as defined therein).

                  10.3     Second Amendment to Amended and Restated Master
                           Lease dated as of March 31, 2000 between Movieplex
                           Realty Leasing, L.L.C. and Carmike Cinemas, Inc.

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CARMIKE CINEMAS, INC.
                                    (Registrant)


Date:  May 11, 2000                 By: /s/ Michael W. Patrick
                                       ----------------------------------------
                                          Michael W. Patrick -
                                          President, Chief Executive Officer



Date:  May 11, 2000                 By: /s/ Martin A. Durant
                                       ----------------------------------------
                                          Martin A. Durant -
                                          Senior Vice President - Finance
                                          Treasurer and Chief Financial Officer