Form 10-Q
period 2000-06-30
CARMIKE CINEMAS INC
filed 2000-09-29
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2000
                               -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                         Commission file number 0-11604

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.03 par value -- 10,018,287 shares outstanding as of
    September 1, 2000
Class B Common Stock, $.03 par value -- 1,370,700 shares outstanding as of
    September 1, 2000

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                        JUNE 30,     DECEMBER 31,
                                                          2000           1999
                                                       ----------    ------------
                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $   47,616     $    6,509
   Short-term investments                                     139          1,175
   Accounts and notes receivable                            2,059          2,638
   Inventories                                              4,671          4,240
   Recoverable construction allowances -- Note 5            7,700         15,259
   Recoverable income taxes                                 3,518          5,775
   Prepaid expenses                                        13,575         10,257
                                                       ----------     ----------
                             TOTAL CURRENT ASSETS          79,278         45,853

OTHER ASSETS
   Investments in and advances to partnerships             13,078         14,270
   Deferred income taxes -- Note 4                            -0-         21,038
   Other                                                   10,771         10,542
                                                       ----------     ----------
                                                           23,849         45,850

PROPERTY AND EQUIPMENT -- Note 6
   Land                                                    66,814         71,239
   Buildings and improvements                             214,162        247,283
   Leasehold improvements                                 290,731        262,310
   Leasehold interests                                     18,017         18,185
   Equipment                                              249,273        250,323
                                                       ----------     ----------
                                                          838,997        849,340

   Accumulated depreciation and amortization             (180,904)      (183,100)
                                                       ----------     ----------
                                                          658,093        666,240
EXCESS OF PURCHASE PRICE OVER NET
   ASSETS OF BUSINESSES ACQUIRED                           48,682         49,551
                                                       ----------     ----------

                                                       $  809,902     $  807,494
                                                       ==========     ==========

See accompanying notes

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2000           1999
                                                                 ----------     ----------
                                                                (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $   56,090     $   55,967
   Accrued expenses                                                  50,985         45,971
   Current maturities of long-term indebtedness and
     capital lease obligations                                        2,972          4,008
   Long-term debt callable under covenant
     provisions                                                     263,273            -0-
                                                                 ----------     ----------
                               TOTAL CURRENT LIABILITIES            373,320        105,946

LONG-TERM LIABILITIES
   Long-term debt, less $1,892 in current maturities and
     $263,273 callable classified as current - Note 3                   -0-        213,688
   Senior Subordinated Notes                                        200,000        200,000
   Capital lease obligations, less current maturities                52,104         52,639
   Restructuring reserve, less current portion                       22,889         24,615
   Deferred income taxes - Note 4                                     1,927            -0-
   Other                                                              4,546          6,409
                                                                 ----------     ----------
                                                                    281,466        497,351
                                                                 ----------     ----------

SHAREHOLDERS' EQUITY
     5.5% Series A Senior Cumulative Convertible
       Exchangeable Preferred Stock, $1.00 par value,
       authorized 1,000,000 shares, issued and outstanding
       550,000 shares; involuntary liquidation value of
       $55,000,000                                                      550            550
     Class A Common Stock, $.03 par value, one vote per
       share, authorized 22,500,000 shares, issued and
       outstanding 9,968,287 shares                                     299            299
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and
       outstanding 1,420,700 shares                                      43             43
     Treasury Stock, at cost, 44,800 shares                            (441)          (441)
     Paid-in capital                                                158,772        158,772
     Retained earnings (deficit)                                     (4,107)        44,974
                                                                 ----------     ----------
                                                                    155,116        204,197
                                                                 ----------     ----------
                                                                 $  809,902     $  807,494
                                                                 ==========     ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                               2000           1999           2000           1999
                                                            ----------     ----------     ----------     ----------
Revenues:
   Admissions                                               $   77,217     $   87,046     $  145,773     $  154,068
   Concessions and other                                        35,510         38,227         68,489         68,921
                                                            ----------     ----------     ----------     ----------
                                  Total Revenue                112,727        125,273        214,262        222,989

Costs and expenses:
  Film exhibition costs                                         44,206         48,897         80,486         84,115
  Concession costs                                               5,087          4,984          9,067          8,703
  Other theatre operating costs                                 50,156         46,736         99,782         90,619
  General and administrative expenses                            1,766          1,788          3,451          3,653
  Depreciation and amortization expenses                        10,813         10,046         21,867         19,552
  Decrease in estimated Restructuring Costs                        -0-         (2,671)           -0-         (2,671)
                                                            ----------     ----------     ----------     ----------
                        Total Costs and Expenses               112,028        109,780        214,653        203,971
                                                            ----------     ----------     ----------     ----------
      OPERATING INCOME (LOSS)                                      699         15,493           (391)        19,018

   Interest expense                                             11,992          9,195         22,780         16,501
                                                            ----------     ----------     ----------     ----------
      INCOME (LOSS) BEFORE INCOME TAXES
        AND EXTRAORDINARY ITEM                                 (11,293)         6,298        (23,171)         2,517

   Income taxes -- Note 4                                       28,912          2,393         24,398            956
                                                            ----------     ----------     ----------     ----------
      NET INCOME (LOSS) BEFORE
        EXTRAORDINARY ITEM                                     (40,205)         3,905        (47,569)         1,561

   Extraordinary item (net of income taxes) -- Note 7              -0-            -0-            -0-         (6,291)
                                                            ----------     ----------     ----------     ----------

      NET INCOME (LOSS)                                        (40,205)         3,905        (47,569)        (4,730)

Preferred stock dividends                                          756            756          1,512          1,512
                                                            ----------     ----------     ----------     ----------

      NET INCOME (LOSS) AVAILABLE FOR
        COMMON STOCK                                        $  (40,961)    $    3,149     $  (49,081)    $   (6,242)
                                                            ==========     ==========     ==========     ==========

Weighted average shares outstanding:
   Basic                                                        11,344         11,382         11,344         11,373
                                                            ==========     ==========     ==========     ==========
   Diluted                                                      11,344         11,416         11,344         11,405
                                                            ==========     ==========     ==========     ==========
Earnings (loss) per common share before extraordinary
   item:
   Basic and diluted                                        $    (3.61)    $     0.28     $    (4.33)    $     0.00
                                                            ==========     ==========     ==========     ==========
Earnings (loss) per common share:
   Basic and diluted                                        $    (3.61)    $     0.28     $    (4.33)    $    (0.55)
                                                            ==========     ==========     ==========     ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                         2000           1999           2000           1999
                                                                      ----------     ----------     ----------     ----------
OPERATING ACTIVITIES
   Net income (loss)                                                  $  (40,205)    $    3,905     $  (47,569)    $   (4,730)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                     10,813         10,046         21,867         19,552
        Deferred income taxes                                             25,655          6,249         22,965            956
        Recoverable income taxes                                           3,229            -0-          2,257            -0-
        Gain on sales of property and equipment                              (36)          (794)          (582)          (794)
        Changes in other assets and liabilities                             (949)        (8,793)        (1,955)        (9,631)
        Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                     337         (5,513)           148         (9,311)
           Prepaid expenses                                                1,960         (3,161)        (3,318)        (5,845)
           Accounts payable                                                   90         (8,261)           123         (2,436)
           Accrued expenses and other liabilities                          7,724          9,363          3,151          4,382
                                                                      ----------     ----------     ----------     ----------
   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                            8,618          3,041         (2,913)        (7,857)

INVESTING ACTIVITIES
   Purchases of property and equipment                                   (16,437)       (29,596)       (36,146)       (81,696)
   Proceeds from sales of property and equipment                              48          1,472            594          1,472
   Proceeds from sale/leaseback transaction -- Note 6                        -0-            -0-         23,283            -0-
   Decrease (increase) in:
     Short-term investments                                                  723              3          1,036            (18)
     Other                                                                 1,565            584          1,192          1,629
                                                                      ----------     ----------     ----------     ----------
                         NET CASH USED IN INVESTING ACTIVITIES           (14,101)       (27,537)       (10,041)       (78,613)
FINANCING ACTIVITIES
   Debt:
     Additional borrowings                                               130,400        121,705        279,900        483,245
     Repayments                                                         (104,495)       (88,131)      (231,886)      (402,591)
   Payment of preferred dividends                                           (756)           -0-         (1,512)           -0-
   Other debt issuance cost                                                  -0-         (8,905)           -0-         (8,905)
   Issuance of Class A Common Stock                                          -0-              1            -0-              1
   Recoverable construction allowances under capital leases               12,288            -0-          7,559            -0-
                                                                      ----------     ----------     ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 37,437         24,670         54,061         71,750
                                                                      ----------     ----------     ----------     ----------
                          INCREASE (DECREASE) IN CASH AND CASH
                                                   EQUIVALENTS            31,954            174         41,107        (14,720)

Cash and cash equivalents at beginning of period                          15,662          2,877          6,509         17,771
                                                                      ----------     ----------     ----------     ----------
                           CASH AND CASH EQUIVALENTS AT END OF
                                                        PERIOD        $   47,616     $    3,051     $   47,616     $    3,051
                                                                      ==========     ==========     ==========     ==========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Carmike Cinemas, Inc. ("Carmike") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 - Proceedings Under Chapter 11, on August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries, Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel") and Military Services, Inc. (collectively with Carmike, the "Debtors") filed voluntary petitions for relief under chapter 11 (the "Chapter 11 Cases") of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are operating their respective businesses as debtors-in-possession. As a result of the Company's recurring losses, its working capital deficiency with no agreements in place to provide liquidity in excess of assets on hand, the Chapter 11 Cases and circumstances relating to this event, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is developed and is approved by the Bankruptcy Court, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful future operations. The condensed consolidated financial statements do not reflect adjustments to assets and liabilities which may occur in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7") which the Company will adopt for its financial reporting for all financial statements for periods ending after August 8, 2000. Management intends to develop a plan of reorganization.

Also, the Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Carmike's Annual Report on Form 10-K for the year ended December 31, 1999.

RECLASSIFICATIONS: Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the June 30, 2000 presentation.

NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11

As previously noted (see Note 1 - Basis of Presentation), Carmike and its subsidiaries have operated under chapter 11 of the Bankruptcy Code since August 8, 2000. A statutory Creditors' Committee has been organized in the Chapter 11 Cases, which are being jointly administered for procedural purposes only.

In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. The Debtors have already received approval from the Bankruptcy Court to reject leases relating to 65 theatre locations of the Debtors and a hearing to consider the rejection of an additional 47 leases is scheduled for October 3, 2000. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements.

The Company is currently evaluating whether the Master Lease (as defined in Note 3 - Indebtedness) is a financing or a true lease for bankruptcy law purposes. If the Master Lease is determined to be a true lease, the Company would be required to make full rent payments, as provided for in the Master Lease, during the pendency of the Chapter 11 Cases. If the Master Lease is determined to be a financing, the Debtors would not be required to make rent payments as provided for under the Master Lease during the pendency of the Chapter 11 Cases. However, the Company may be required to make "adequate protection" payments to compensate the landlord under the Master Lease for any diminution in value of the properties during the pendency of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, no principal or interest payments will be made on unsecured prepetition debt. Payments may be required to be made on secured prepetition debt subject to Bankruptcy Court approval.

Additionally, after the Petition Date, the Company cannot declare dividends for its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). The terms of the Preferred Stock provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5% and that the failure to make two scheduled dividend payments will entitle the holders of the Preferred Stock to elect two additional directors to Carmike's Board of Directors.

NOTE 3 -- INDEBTEDNESS

Long-term debt and Subordinated Notes (as defined below) consist of the following (in thousands):

                                                                           JUNE 30,     DECEMBER 31,
                                                                             2000           1999
                                                                          ----------    ------------

         Revolving credit facility                                        $  192,000     $  140,000
         Subordinated Notes                                                  200,000        200,000
         Term Loan B                                                          71,272         74,625
         Industrial Revenue Bonds; payable in equal
            installments through May 2006, with
            interest rates ranging from 3.90% to 5.98%                         1,892          2,034
                                                                          ----------     ----------
                                                                             465,165        416,659
         Less current maturities                                              (1,892)        (2,971)
         Less potentially callable debt classified as
            current                                                         (263,273)           -0-
            Less Subordinated Notes                                         (200,000)      (200,000)
                                                                          ----------     ----------
                                                                          $      -0-     $  213,688
                                                                          ==========     ==========

The 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes") were issued by Carmike in the principal amount of $200,000,000 and are guaranteed by Eastwynn and Wooden Nickel. The Subordinated Notes bear interest at a rate of 9 3/8% per annum, payable semi-annually on February 1 and August 1, and mature on February 1, 2009.

As of June 30, 2000 and prior to the Petition Date, the Company was in technical default of certain financial ratio covenants contained in (a) the Amended and Restated Credit Agreement among Carmike, certain banks and Wachovia Bank, N.A., as agent, dated as of January 29, 1999, as amended (the "Revolving Credit Agreement"), (b) the Term Loan Credit Agreement among Carmike, certain lenders, Wachovia Bank, N.A., as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and First Union National Bank, as documentation agent, dated as of February 25, 1999, as amended (the "Term Loan B" and together with the Revolving Credit Agreement, the "Bank Facilities") and (c) the Amended and Restated Master Lease between Movieplex Realty Leasing L.L.C. as landlord and Carmike as tenant dated January 29, 1999 (the "Master Lease" and, together with the Bank Facilities, the "Credit Facilities"). On July 25, 2000, the agents under the Bank Facilities delivered a notice of default to Carmike that declared an event of default under the Bank Facilities based upon such technical noncompliance with financial covenants. The notice expressly reserved the banks' rights and remedies under the

Bank Facilities. Thereafter, on July 28, 2000, the agents under the Bank Facilities also issued a Payment Blockage Notice to Carmike and the indenture trustee for the Subordinated Notes prohibiting payment by Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Subordinated Notes on August 1, 2000. As a result of the technical default at June 30, 2000, the Bank Facilities are classified as current liabilities in the accompanying June 30, 2000 balance sheet.

On August 8, 2000, Carmike and its subsidiaries filed voluntary petitions with the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. Amounts outstanding at that date under the Bank Facilities and the Subordinated Notes will be classified as liabilities subject to compromise in future financial statements until a plan of reorganization is approved and implemented. Certain provisions of the Bankruptcy Code may relieve the Company from its obligation to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. It has not been determined whether the collateral exceeds the principal amount of any secured claim. Thus, under certain conditions, interest on unsecured claims may not be required to be accrued. After the Petition Date, the Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until conclusion of the Chapter 11 Cases and implementation of a plan of reorganization allowing for such payments.

As a result of the Chapter 11 Cases, the agents under the Bank Facilities terminated the Company's interest rate swap agreements. These agreements had fixed $50 million and $20 million of floating rate debt at 5.2% and 5.5%, respectively.

NOTE 4 -- INCOME TAXES

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

In prior periods, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Company's default on its Bank Facilities, (ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale-leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Thus, the Company has increased its valuation allowances by approximately $32.7 million during the three month period ended June 30, 2000.

Significant components of the Company's deferred tax liabilities (assets) and valuation reserves are as follows (in thousands):

                                                      JUNE 30,   DECEMBER 31,
                                                        2000         1999
                                                      --------   ------------

         Alternative minimum tax credit
           carryforwards                              $ (6,041)    $ (4,700)
         Net operating loss carryforwards              (12,275)        (900)
         Financial statement bases of
           property and equipment over
           (under) tax bases                            (3,084)      (5,241)
         Restructuring reserve                          (9,418)     (10,078)
         Deferred rent                                  (2,163)      (2,312)
                                                      --------     --------
                                                       (32,981)     (23,231)
         Valuation reserves                             32,747          -0-
         Other deferred tax credits                      2,161        2,193
                                                      --------     --------
                                                      $  1,927     $(21,038)
                                                      ========     ========

NOTE 5 -- RECOVERABLE CONSTRUCTION ALLOWANCES

Carmike, under contractual agreements with certain lessors, is entitled to reimbursement of certain theatre construction related costs. Collection of these amounts, $7.7 million at June 30, 2000, are based on the occurrence of certain defined events. Amounts collected after the Petition Date may be subject to liens and security interests granted to the banks under the Credit Facilities.

NOTE 6 -- SALE/LEASEBACK TRANSACTION

During the period ended March 31, 2000, Carmike sold three theatres, with a net book value of $22.6 million, for $23.3 million. The theatres were leased back from the purchaser under a 20-year operating lease agreement. Gains realized from a sale/leaseback transaction are recognized over the life of the leases. The leases contain renewal options and generally provide that Carmike will pay property taxes, common area maintenance, insurance and repairs. The net proceeds from this transaction were used to reduce outstanding bank indebtedness and for operations.

NOTE 7 -- EXTRAORDINARY CHARGE

During the period ended March 31, 1999, Carmike retired its then outstanding senior notes totaling $79.9 million. Carmike recognized an extraordinary charge of $6.3 million ($10.1 million less applicable income taxes) for (a) a prepayment premium ($9.2 million) paid in connection with the redemption of the senior notes, and (b) the elimination of deferred debt costs ($.9 million) on retired indebtedness.

NOTE 8 -- EARNINGS PER SHARE

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                               2000           1999         2000         1999
                                                            ----------      --------     --------     --------

Weighted average shares outstanding:
   Basic                                                        11,344        11,382       11,344       11,373
   Effect of dilutive securities - employee stock
     options                                                       -0-            34          -0-           32
                                                            ----------      --------     --------     --------
   Diluted                                                      11,344        11,416       11,344       11,405
                                                            ==========      ========     ========     ========

Earnings (loss) per common share before
   extraordinary item:
   Basic and diluted                                        $    (3.61)     $    .28     $  (4.33)    $    .00
                                                            ==========      ========     ========     ========
Earnings (loss) per common share:
   Basic and diluted                                        $    (3.61)     $    .28     $  (4.33)    $   (.55)
                                                            ==========      ========     ========     ========

NOTE 9 -- CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Carmike's principal operating subsidiaries, Eastwynn and Wooden Nickel, fully, unconditionally, jointly and severally guarantee Carmike's $200 million principal amount of Subordinated Notes (see Note 3 - Indebtedness).

Eastwynn and Wooden Nickel are direct, wholly owned U.S. subsidiaries of Carmike. Carmike and the guarantor subsidiaries conduct substantially all of the operations of Carmike and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Carmike also has a partially owned subsidiary and several unconsolidated affiliates which are not guarantors and are inconsequential to Carmike on a consolidated basis.

Following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of Carmike (in thousands) (unaudited):

                                              JUNE 30,
                                                2000
                                              --------
         Current assets                       $ 84,233
         Current liabilities                   373,320
         Noncurrent assets                     756,945
         Noncurrent liabilities                279,539

                                                SIX MONTHS ENDED
                                                     JUNE 30,
                                               2000           1999
                                            ----------     ----------

         Revenues                           $  214,262     $  222,989
         Operating income (loss)                  (391)        19,018
         Net loss                              (15,878)        (6,242)

As previously noted (see Note 1 - Basis of Presentation and Note 2 - Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions to reorganize under chapter 11 of the Bankruptcy Code on August 8, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS AND CAUTIONARY  STATEMENTS

The following discussion and analysis should be read in conjunction with financial statements and the notes thereto of Carmike Cinemas, Inc. ("Carmike") and its subsidiaries (collectively, the "Company") included herein and in the annual report on Form 10-K for the fiscal year ended December 31, 1999.

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans,
(ii) trends affecting its financial condition or results of operations, (iii) the impact of competition, and (iv) the impact of the Chapter 11 Cases. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information.

The Company cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause Carmike's actual results in future periods to differ materially include, but are not limited to, the following:

         - there can be no assurance that the cash and cash equivalents on hand at August 8, 2000 and cash generated by the Company from operations and from debtor-in-possession financing, if any, will be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court (as defined below);

         - there can be no assurance regarding any adverse actions which may be taken by creditors or landlords of the Company that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Chapter 11 Cases (as defined below);

         - there can be no assurance that the Bankruptcy Court will confirm the Company's plan of reorganization;

         - there can be no assurance as to the overall viability of the Company's long-term operational reorganization and financial restructuring plan;

         - there can be no assurance as to the Company's being able to obtain sufficient financing sources to meet future obligations;

         - the Company may have difficulty in attracting patrons or labor as a result of the Chapter 11 Cases;

         - the Company may have difficulty in maintaining or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases;

         - an adverse determination in a legal proceeding, whether currently asserted or arising in the future, may have a material adverse effect on the Company's financial position;

         - there can be no assurance regarding the availability of suitable motion pictures for exhibition in the Company's markets;

         -        the Company faces significant competitive pressures;

         - business conditions in the movie industry may not be favorable;

         - there can be no assurance as to the Company's ability to achieve satisfactory levels of profitability and cash flow from operations;

         - there may not be available sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company;

         - there can be no assurance as to the success of the Company's marketing of certain assets and pursuit of financing alternatives;

and the other factors detailed from time to time in Carmike's filings with the Securities and Exchange Commission, including Carmike's Annual Report on Form 10-K for the year ended December 31, 1999.

In addition, the Chapter 11 Cases may disrupt the Company's operations and may result in a number of other operational difficulties, including the following:

         - the Company's ability to access capital markets will likely be limited;

         - the Company's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

         - the Company may be unable to retain top management and other key personnel; and

         - suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's cash flow.

By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

THE INDUSTRY

The movie exhibition industry is currently facing significant challenges, largely due to the effects of too many screens and relatively flat box office receipts. The number of screens in the United States has increased dramatically, growing from approximately 31,640 screens in 1997 to approximately 37,185 screens in 1999. Megaplexes, theatres with anywhere from 14 to 30 screens in a single theatre, have became the industry standard in most major markets. The megaplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. The megaplex theatres also contain increasingly costly improvements, such as stadium seating, state-of-the-art projection and sound systems and other expensive amenities. These megaplexes are not only competing with each other but have quickly rendered many older multiplexes obsolete, and exhibitors have not been able to dispose of or close their older facilities quickly enough.

Audience figures have not increased on a level with the unprecedented growth in screens. Attendance has been relatively flat in 2000, with no blockbuster films thus far and a disappointing performance by the summer's movies. Box office revenues have increased due to increased ticket prices, but the increase in revenue has been diminished by the higher costs of operating so many screens in addition to movie studios getting a larger portion of box office receipts due to shorter run times. The significant decay of older theatres and the underperformance of many new builds have put pressure on industry-wide operating results, operating margins, certain covenant requirements under bank facilities and the market price of Carmike's and other exhibitors' stock.

SUBSEQUENT EVENTS

Subsequent to the end of the second quarter, on August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel"), and Military Services, Inc. (collectively with Carmike, the "Debtors") filed voluntary petitions to reorganize their business under chapter 11 of the U.S. Code (the "Bankruptcy

Code"). The filings (the "Chapter 11 Cases") were made in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes.

Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. The most significant of these orders (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors, and (iv) authorized the Debtors to pay up to $1,750,000 of pre-petition obligations to critical vendors to aid the Debtors in maintaining operation of their theatres.

On August 23, 2000, a statutory committee of creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Debtors' creditors in the Chapter 11 Cases. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long-term business plan and a plan or plans of reorganization. The Debtors are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

As debtors-in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The Debtors have already received approval from the Bankruptcy Court to reject leases relating to 65 theatre locations of the Debtors and a hearing to consider the rejection of an additional 47 leases is scheduled for October 3, 2000. The 65 theatres approved for rejection generated $6.0 million and $3.6 million in theatre-level cash flow losses for the six-month periods ended June 30, 2000 and 1999, respectively. Such losses are measured by subtracting revenues generated at such theatre locations from cost of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to propose a plan for reorganization currently expires on December 6, 2000. The Debtors, however, intend to request that the Bankruptcy Court grant an extension of the exclusive period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. A "cram down" as well as other potential plans of reorganization could also result in holders of the Company's capital stock receiving no value for their interests. Because of such possibilities, the value of the Company's capital stock, including but not limited to its Class A Common Stock, is highly speculative.

Since the Petition Date, the Debtors have continued to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. Management is in the process of stabilizing the business of the Debtors and evaluating their operations before beginning the development of a reorganization plan. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities are limited to those approved by the Bankruptcy Court.

In the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the Chapter 11 Cases will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 Cases.

As of the Petition Date, the trade creditors of the Debtors holding the largest unpaid claims were the film distributors, with claims aggregating approximately $37 million. After the Debtors commenced their Chapter 11 Cases, several distributors elected to cease supplying the Debtors with new film product until their claims against Debtors for prepetition film exhibition fees were paid in full. The Company has negotiated an agreement with each of its principal film distributors to repay their prepetition claims for film exhibition fees in full as critical vendors in 17 weekly installments ending no later than December 26, 2000, calculated as if such payments began on September 5, 2000, subject to and beginning upon the approval of the Bankruptcy Court (collectively, the "Motion Picture Distributor Agreements"). The Bankruptcy Court approved each of the Motion Picture Distributor Agreements at a hearing held on September 14, 2000. Based on the Motion Picture Distributor Agreements, the film distributors have begun to supply the Debtors with new film product again. Payments under the Motion Picture Distributor Agreements began on September 18, 2000 with the first payment in an amount equal to all installments which were scheduled to be due from September 5, 2000 through September 18, 2000. Each of the principal film distributors has agreed to the terms of the Motion Picture Distributor Agreements, which include provisions relating to the payment of prepetition claims as well as payments during the Chapter 11 Cases. A refusal by one or more of the film distributors to supply the Debtors with films is likely to have a material adverse effect on the Debtors.

                         COMPARISON OF THREE MONTHS AND
                                SIX MONTHS ENDED
                         JUNE 30, 2000 AND JUNE 30, 1999

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 2000 decreased 10% to $112.7 million from $125.3 million for the quarter ended June 30, 1999. This decrease consists of a $9.8 million decrease in admissions and a $2.8 million decrease in concessions and other. For the quarter ended June 30, 2000, the Company's average admission price was $4.71, its average concession sale per patron was $2.03 and the attendance per average screen was 5,823. For the quarter ended June 30, 1999, the Company's average admission price was $4.55, its average concession sale per patron was $1.83 and the attendance per average screen was 7,101. The decrease in attendance, partially offset by per patron increases in admissions and concessions, resulted in a decrease of revenue per average screen of 14% to $40,000 from $46,535 for the quarter ended June 30, 1999.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) decreased 1% from $100.6 million for the quarter ended June 30, 1999 to $99.4 million for the quarter ended June 30, 2000. Film exhibition costs decreased to $44.2 million from $48.9 million for the quarter ended June 30, 1999 due to decreased sales volume associated with decreased attendance. Concessions costs were flat at $5 million for the quarters ended June 30, 2000 and June 30, 1999. Other theatre operating costs, consisting primarily of occupancy costs, salaries, supplies and utilities, for the quarter ended June 30, 2000 increased 7% to $50.2 million from $46.7 million for the same period in 1999. This increase was the result of a 20% increase in occupancy costs and individually immaterial increases in salaries, supplies and utilities. As a percentage of total revenues, cost of operations increased to 88% of total revenues in the quarter ended June 30, 2000 from 80% for the quarter ended June 30, 1999, largely due to the amount of fixed costs which do not fluctuate with changes in revenues or attendance.

Total revenues for the six months ended June 30, 2000 decreased 4% to $214.3 million from $223.0 million for the six months ended June 30, 1999. This decrease consists of an $8 million decrease in admissions and a $1 million decrease in concessions and other. For the six months ended June 30, 2000, the Company's average admission price was $4.57, its average concession sale per patron was $1.97 and the attendance per average screen was 11,264. For the six months ended June 30, 1999, the Company's average admission price was $4.39, its average concession sale per patron was $1.77 and the attendance per average screen was 12,795. This decrease in attendance, partially offset by per patron increases in admissions and concessions, resulted in a decrease of revenue per average screen of 7% to $75,657 from $81,323 for the six months ended June 30, 1999.

Costs of operations for the six months ended June 30, 2000 increased 3% from $183.4 million for the six months ended June 30, 1999 to $189.3 million. Film exhibition costs decreased to $80.5 million from $84.1 million for the six months ended June 30, 1999 due to decreased sales volume associated with decreased attendance. Concession costs were $9.1 million for the six months ended June 30, 2000 compared to $8.7 million for the six months ended June 30, 1999. Other theatre costs for the six months ended June 30, 2000 increased 10% to $99.8 million from $90.6 million for the same period in 1999. This increase was the result of a 17% increase in occupancy costs and individually immaterial increases in salaries, supplies and utilities. As a percentage of total revenues, cost of operations increased to 88% of total revenues in the six months ended June 30, 2000 from 82% for the six months ended June 30, 1999, largely due to the amount of fixed costs which do not fluctuate with changes in revenues or attendance.

Depreciation and amortization increased 8% from $10 million for the quarter ended June 30, 1999 to $10.8 million for the quarter ended June 30, 2000. This increase is the result of the Company's 1999 theatre expansion, partially offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized during the fourth quarter of 1999 and the sale/leaseback transaction completed during the first quarter of 2000.

Interest expense for the quarter ended June 30, 2000 increased 30% to $12 million from $9.2 million for the quarter ended June 30, 1999. This increase is due to higher levels of average indebtedness outstanding and to a higher aggregate interest cost due to increases in the Company's effective borrowing rates.

Income tax expense for the three and six months ended June 30, 2000 was $28.9 million and $24.4 million, respectively. This represents an increase of $26.5 million and $23.4 million over the same periods in 1999. This increase is primarily the result of the Company's establishment of approximately $32.7 million of valuation reserves for certain deferred income tax debits. In periods prior to March 31, 2000, the Company recognized deferred income tax assets based on (i) its projections of future operating results and (ii) its ability to implement certain tax planning strategies. As a result of (i) changes in the Company's projections of future operating results, (ii) the Company's default on its Bank Facilities and (iii) the limited market for sale-leaseback transactions, the Company established the valuation reserves as it does not currently have the ability to implement its tax planning strategies.

During the period ended March 31, 1999, the Company recognized an extraordinary charge of $10.1 million ($6.3 million net of income tax benefit, or $.55 per diluted share) for the prepayment premiums paid in connection with the redemption of senior notes and the elimination of certain deferred debt costs related to indebtedness which was retired in February 1999.

As of June 30, 2000, on a consolidated basis, the Company's books and records reflected assets totaling approximately $809.9 million and liabilities totaling approximately $654.8 million.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital deficits of $294 million and $60.1 million at June 30, 2000 and December 31, 1999, respectively. The increased deficit recorded as of June 30, 2000 includes $263.3 million in long-term debt potentially callable under covenant provisions. Excluding this amount, the working capital deficit at June 30, 2000 would have been $30.8 million. These deficits were financed through the operating "float" and, prior to the commencement of the Chapter 11 Cases, through borrowing availability under Carmike's $200 million Revolving Credit Facility (the "Revolving Credit Facility"). At June 30, 2000, the Company had approximately $47.8 million in cash and cash equivalents and short-term investments on hand. No further amounts were available for borrowings under Carmike's Revolving Credit Facility. As of September 25, 2000, the Company had approximately $50 million in cash and cash equivalents and short-term investments on hand.

The Company is currently in discussions with several potential lenders, including certain of the existing prepetition lenders, to provide a debtor-in-possession ("DIP") lending facility. While the Company believes such a facility can be negotiated with a lender, there can be no assurances that such facility will be available to the Company under terms and conditions that are satisfactory.

Carmike's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the first six months of 2000, such capital expenditures totaled $36.1 million. The Company has two theatres under construction at June 30, 2000. Capital expenditures to complete these theatres will amount to approximately $3.9 million.

Cash used in operating activities was $2.9 million for the six months ended June 30, 2000, compared to cash used in operating activities of $7.9 million for the six months ended June 30, 1999. The increase in cash flow from operating activities was primarily due to changes in operating assets and liabilities, partially offset by the reduction in net income. Net cash used in investing activities was $10.0 million for the six months ended June 30, 2000 as compared to $78.6 million in the prior year period. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from a sale and leaseback transaction. For the six month periods ended June 30, 2000 and 1999, cash provided by financing activities was $54.1 million and $71.8 million, respectively. The decrease was primarily due to reduced borrowings under the Revolving Credit Facility.

FINANCIAL COVENANT COMPLIANCE CONCERNS; CHAPTER 11 CASES

Carmike's credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows. As previously reported, effective March 31, 2000, Carmike amended each of the Revolving Credit Facility, its $75 million term loan ("Term Loan B and, together with the Revolving Credit Facility, the "Bank Facilities") and a master lease facility with Movieplex Reality Leasing, L.L.C. (the "Master Lease" and, together with the Bank Facilities, the "Credit Facilities") to, among other things, adjust certain financial ratios relative to past and future operating performance and to add a new covenant as to the ratio of Carmike's funded debt plus rental expense to Carmike's cash flow plus rental expense. In connection with these amendments, the interest rates under the Bank Facilities were increased, the base rent payable under the Master Lease was increased and Carmike is required to permanently prepay the loans under the Bank Facilities in an amount equal to 75% of annual excess cash flow, as defined. In addition, the amendments reduced the amount of investments Carmike can make to $10 million in the aggregate and limited Carmike's net capital expenditures to $25 million in 2000 and $35 million in 2001 and 2002. In order to obtain these amendments, Carmike agreed to secure the Credit Facilities with mortgages on its owned theatres and leasehold mortgages on certain of its leased theatres, to the extent it can obtain the landlord's consent to such a leasehold mortgage. Carmike had not, as of the Petition Date, delivered any of the mortgages required by the Credit Facilities.

During the second quarter, a shortfall in revenue and operating profits caused a default of certain financial ratio covenants contained in the Credit Facilities (as discussed in Note 3 of the Notes to the Consolidated Financial Statements). On July 25, 2000, the agents under the Bank Facilities delivered a notice of default to Carmike that declared an event of default under the Bank Facilities based upon such technical noncompliance with financial covenants. The notice expressly reserved the banks' rights and remedies under the Bank Facilities. Thereafter, on July 28, 2000, the agents under the Bank Facilities also issued a Payment Blockage Notice to Carmike and the indenture trustee for Carmike's 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes") prohibiting payment by Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Subordinated Notes on August 1, 2000. As a result of the covenant noncompliance, all debt outstanding under the Company's Bank Facilities as of June 30, 2000 that is potentially due beyond one year was reclassified from long-term debt to current debt on the Company's financial statements. (See Note 3 of the Notes to Consolidated Financial Statements).

Carmike engaged in active discussions with its lead bank lender beginning in June 2000 to obtain a waiver of the covenant noncompliance and renegotiate the Credit Facilities to provide terms that would allow the Company to achieve current and future compliance and allow the payment of semiannual interest to holders of the Subordinated Notes. Carmike was unable to successfully negotiate satisfactory covenant relief. As a result and in the circumstances confronting Carmike, such as the nonpayment of the interest payment due to the Subordinated Note holders and declining operating revenues, on August 8, 2000, Carmike and its subsidiaries filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code.

The Debtors are operating their businesses as debtors-in-possession under chapter 11, and continuation of the Company as a going concern is contingent upon its ability, among other things, to generate sufficient cash from operations and obtain financing sources to meet future obligations. In connection with the formulation of a plan of reorganization, management will be reviewing the performance of each of the Company's operations. Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. As previously discussed (see "Subsequent Events"), to date the Debtors have received approval to reject 65 theatre leases and are seeking approval to reject additional leases.

The Company is currently evaluating whether the Master Lease is a financing or a true lease for bankruptcy law purposes. If the Master Lease is determined to be a true lease, the Company would be required to make full rent payments, as provided for in the Master Lease, during the pendency of the Chapter 11 Cases. If the Master Lease is determined to be a financing, the Debtors would not be required to make rent payments as provided for under the Master Lease during the pendency of the Chapter 11 Cases. The Company may, however, be required to make "adequate protection" payments to compensate the landlord under the Master Lease for any diminution in value of the properties during the pendency of the Chapter 11 Cases.

The Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the ongoing restructuring of its business operations throughout the remainder of fiscal year 2000 and during fiscal year 2001.

Both before and after the commencement of the Chapter 11 Cases, Carmike has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to elimination of new movie theatre development, curtailment of renovation and expansion of existing theatres, increased management control over expenditures, aggressive marketing of surplus assets and evaluations of capital sources and debt restructurings.

The Company expects that cash and cash equivalents on hand and cash flow from operations, together with any DIP financing, should provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. There can be no assurance that DIP financing will be available to the Company on satisfactory terms and conditions, if at all. Carmike's long-term liquidity and the adequacy of Carmike's capital resources cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

IMPACT OF YEAR 2000

In prior years, Carmike discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, Carmike completed its remediation and testing of systems. As a result of those planning and implementation efforts, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and Carmike believes those systems successfully responded to the Year 2000 date change. Expenses incurred to remediate our systems were not material. Carmike is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Carmike will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure matters that may arise are addressed promptly.

SEASONALITY

The Company's revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most marketable motion pictures are released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Notes 2 and 3 of the Notes to Consolidated Financial Statements for a discussion of interest rates and expenses for the Company while operating under the Bankruptcy Code.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 8, 2000, Carmike and its subsidiaries filed voluntary petitions in the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code (See
Part I, Item 2 herein). The Debtors are presently operating their businesses as debtors-in-possession.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On July 25, 2000, the agent under the Company's Bank Facilities delivered a notice of default to the Company declaring an event of default under the Bank Facilities based upon technical noncompliance with certain formula-based financial covenants which require that certain specified ratios be maintained. These covenants are included in each of the Company's Credit Facilities. The notice expressly reserved the lenders' respective rights and remedies but did not accelerate the maturity of the Company's debt obligations under the Bank Facilities. In addition, on July 28, 2000, the agent under the Bank Facilities delivered Payment Blockage Notices to the Company and to the indenture trustee of the Company's Subordinated Notes prohibiting the payment by Carmike of the semi-annual interest payment due to the holders of the Subordinated Notes. The failure of the Company to make such semi-annual interest payment on the Subordinated Notes as a result of the Payment Blockage Notices caused an event of default to exist under the indenture governing the Subordinated Notes.

On August 8, 2000, Carmike and its subsidiaries filed voluntary petitions for protection under chapter 11 of the Bankruptcy Code.

ITEM 5.  OTHER INFORMATION

See Notes 2 and 3 of Notes to Consolidated Financial Statements.

Upon the filing of the Chapter 11 Cases, Carmike was notified by the New York Stock Exchange (the "NYSE") that its staff had determined to halt trading in Carmike's securities pending the receipt and review of certain requested information. Trading on the NYSE was reopened on August 25, 2000. Carmike can give no assurances that trading in its securities on the NYSE will not again be halted or that its securities will not ultimately be delisted by the NYSE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Listing of Exhibits

                   Number  Description
                   ------  -----------
                     27    Financial Data Schedule (for SEC use only)

                  None.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARMIKE CINEMAS, INC.
                                       (Registrant)


Date: September 29, 2000               By: /s/ Michael W. Patrick
                                          --------------------------------------
                                          Michael W. Patrick --
                                          President, Chief Executive Officer


Date: September 29, 2000               By: /s/ Martin A. Durant
                                          --------------------------------------
                                          Martin A. Durant
                                          Senior Vice President -- Finance
                                          Treasurer and Chief Financial Officer