Form 10-Q
period 2000-09-30
CARMIKE CINEMAS INC
filed 2000-11-14
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ---------

                         Commission file number 0-11604
                                                -------

                              CARMIKE CINEMAS, INC.
                              Debtor-In-Possession
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

Class A Common Stock, $.03 par value --
  10,018,287 shares outstanding as of November 1, 2000
Class B Common Stock, $.03 par value --
   1,370,700 shares outstanding as of November 1, 2000

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2000                1999
                                                     ------------        ------------
                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                             $  60,484           $   9,761
 Accounts and notes receivable                               716               1,459
 Inventories                                               4,788               4,240
 Recoverable construction allowances -- Note 5             7,700              15,259
 Recoverable income taxes                                    -0-               5,775
 Prepaid expenses                                         10,302              10,257
                                                       ---------           ---------
                       TOTAL CURRENT ASSETS               83,990              46,751

OTHER ASSETS
 Investments in and advances to partnerships              10,784              14,270
 Deferred income taxes -- Note 4                             -0-              21,038
 Other                                                     3,081              10,542
                                                       ---------           ---------
                                                          13,865              45,850

PROPERTY AND EQUIPMENT -- Note 6
 Land                                                     65,946              71,239
 Buildings and improvements                              217,116             247,283
 Leasehold improvements                                  293,690             262,310
 Leasehold interests                                      18,017              18,185
 Equipment                                               252,659             250,323
                                                       ---------           ---------
                                                         847,428             849,340

 Accumulated depreciation and amortization              (189,615)           (183,100)
                                                       ---------           ---------
                                                         657,813             666,240
EXCESS OF PURCHASE PRICE OVER NET
 ASSETS OF BUSINESSES ACQUIRED                            48,248              49,551
                                                       ---------           ---------



                                                       $ 803,916           $ 808,392
                                                       =========           =========

See accompanying notes

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              2000                1999
                                                                          -------------       ------------
                                                                           (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                          $  48,377           $  56,677
 Accrued expenses                                                             25,220              46,159
 Current maturities of long-term indebtedness and
  capital lease obligations                                                    2,894               4,008
                                                                           ---------           ---------
                      TOTAL CURRENT LIABILITIES                               76,491             106,844

LONG-TERM LIABILITIES
 Long-term debt, less $1,843 in current maturities and $463,273
   classified as subject to compromise                                           -0-             413,688
 Capital lease obligations, less current maturities                           49,456              52,639
 Deferred income taxes - Note 4                                                1,927                 -0-
 Restructuring reserve, less current portion                                     -0-              24,615
 Other                                                                           -0-               6,409
                                                                           ---------           ---------
                                                                              51,383             497,351

LIABILITIES SUBJECT TO COMPROMISE - Note 3                                   522,995                 -0-

SHAREHOLDERS' EQUITY
   5.5% Series A Senior Cumulative Convertible
     Exchangeable Preferred Stock, $1.00 par value,
     authorized 1,000,000 shares, issued and outstanding
     550,000 shares; involuntary liquidation value of $55,000,000                550                 550
   Class A Common Stock, $.03 par value, one vote per
     share, authorized 22,500,000 shares, issued and
     outstanding 10,018,287 shares and 9,968,287
     shares, respectively                                                        301                 299
   Class B Common Stock, $.03 par value, ten votes per
     share, authorized 5,000,000 shares, issued and
     outstanding 1,370,700 shares and 1,420,700 shares,
     respectively                                                                 41                  43
   Treasury Stock, at cost, 44,800 shares                                       (441)               (441)
   Paid-in capital                                                           158,772             158,772
   Retained earnings (deficit)                                                (6,176)             44,974
                                                                           ---------           ---------
                                                                             153,047             204,197
                                                                           ---------           ---------
                                                                           $ 803,916           $ 808,392
                                                                           =========           =========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                              2000            1999            2000            1999
                                                           ---------       ---------       ---------       ---------
Revenues:
  Admissions                                               $  86,521       $ 101,159       $ 232,294       $ 255,227
  Concessions and other                                       41,337          43,671         109,826         112,592
                                                           ---------       ---------       ---------       ---------
                                      Total Revenues         127,858         144,830         342,120         367,819
Costs and expenses:
 Film exhibition costs                                        52,093          50,910         132,579         135,025
 Concession costs                                              5,949           6,027          15,016          14,730
 Other theatre operating costs                                51,863          51,913         151,645         142,532
 General and administrative expenses                           1,563           1,877           5,014           5,530
 Depreciation and amortization expenses                       10,646          10,735          32,513          30,287
 Decrease in estimated Restructuring Costs                       -0-             -0-             -0-          (2,671)
                                                           ---------       ---------       ---------       ---------
                            Total Costs and Expenses         122,114         121,462         336,767         325,433
                                                           ---------       ---------       ---------       ---------
     OPERATING INCOME                                          5,744          23,368           5,353          42,386
Interest expense (Contractual interest for the three
   months and nine months ended September 30, 2000
   was $13,757 and $36,537, respectively)                      6,184           9,665          28,964          26,166
                                                           ---------       ---------       ---------       ---------
     INCOME (LOSS) BEFORE REORGANIZATION
       COSTS, INCOME TAXES AND
       EXTRAORDINARY ITEM                                       (440)         13,703         (23,611)         16,220

Reorganization costs - Note 2                                  1,218             -0-           1,218             -0-
                                                           ---------       ---------       ---------       ---------
     INCOME (LOSS) BEFORE INCOME
      TAXES AND EXTRAORDINARY ITEM                            (1,658)         13,703         (24,829)         16,220
Income taxes -- Note 4                                           411           5,207          24,809           6,164
                                                           ---------       ---------       ---------       ---------
     NET INCOME (LOSS) before
      Extraordinary item                                      (2,069)          8,496         (49,638)         10,056

Extraordinary item (net of income taxes) -- Note 7               -0-             -0-             -0-          (6,291)
                                                           ---------       ---------       ---------       ---------

     NET INCOME (LOSS)                                        (2,069)          8,496         (49,638)          3,765

Preferred stock dividends                                        -0-             757           1,512           2,269
                                                           ---------       ---------       ---------       ---------

     NET INCOME (LOSS) AVAILABLE FOR
      COMMON STOCK                                         $  (2,069)      $   7,739       $ (51,150)      $   1,496
                                                           =========       =========       =========       =========
Weighted average shares outstanding:
  Basic                                                       11,344          11,389          11,344          11,378
                                                           =========       =========       =========       =========
  Diluted                                                     11,344          11,403          11,344          11,403
                                                           =========       =========       =========       =========
Earnings (loss) per common share before extraordinary
  item:
  Basic and diluted                                        $   (0.18)      $    0.68       $   (4.51)      $    0.68
                                                           =========       =========       =========       =========
Earnings (loss) per common share:
  Basic and diluted                                        $   (0.18)      $    0.68       $   (4.51)      $    0.13
                                                           =========       =========       =========       =========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  2000            1999
                                                               ---------       ---------
OPERATING ACTIVITIES
 Net income (loss)                                             $ (49,638)      $   3,765
 Adjustments to reconcile net income (loss) to net cash
  provided by (used by) operating activities:
     Depreciation and amortization                                32,513          30,287
     State and local tax provision                                   411             -0-
     Deferred income taxes                                        22,965           3,400
     Recoverable income taxes                                      5,775             -0-
     Gain on sales of property and equipment                        (674)         (2,019)
     Changes in other assets and liabilities                      (7,214)        (10,179)
     Changes in operating assets and liabilities:
        Accounts and notes receivable and inventories                195          (4,575)
        Prepaid expenses                                             (45)        (11,141)
        Accounts payable                                             902          24,500
        Accrued expenses and other liabilities                    12,254            (856)
                                                               ---------       ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
  REORGANIZATION ITEMS                                            17,444          33,182
 Reorganization Items                                             (1,357)            -0-
                                                               ---------       ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                       16,087          33,182
INVESTING ACTIVITIES
 Purchases of property and equipment                             (46,540)       (141,920)
 Proceeds from sales of property and equipment                       641           3,867
 Proceeds from sale/leaseback transaction-- Note 6                23,283             -0-
 Decrease (increase) in:
   Short-term investments                                            -0-            (135)
   Other                                                           3,486             700
                                                               ---------       ---------
        NET CASH USED IN INVESTING ACTIVITIES                    (19,130)       (137,488)
FINANCING ACTIVITIES
 Debt:
  Additional borrowings                                          281,471         612,295
  Repayments                                                    (233,752)       (511,522)
 Payment of preferred dividends                                   (1,512)            -0-
 Other debt issuance cost                                            -0-          (8,905)
 Issuance of Class A Common Stock                                    -0-               1
 Purchase of Treasury Stock                                          -0-            (154)
 Recoverable construction allowances under capital leases          7,559             -0-
                                                               ---------       ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                       53,766          91,715
                                                               ---------       ---------
       INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                               50,723         (12,591)
 Cash and cash equivalents at beginning of period                  9,761          17,771
                                                               ---------       ---------
       CASH AND CASH EQUIVALENTS AT END OF
        PERIOD                                                 $  60,484       $   5,180
                                                               =========       =========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSESSION)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Carmike Cinemas, Inc. ("Carmike") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 - Proceedings Under Chapter 11, on August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries, Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel") and Military Services, Inc. (collectively with Carmike, the "Debtors") filed voluntary petitions for relief under chapter 11 (the "Chapter 11 Cases") of title 11 of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes only. The Debtors are operating their respective businesses as debtors-in-possession. On August 23, 2000, the Office of the United States Trustee for the District of Delaware (the "U.S. Trustee") appointed an Official Committee of Unsecured Creditors.

As a result of the Company's recurring losses, the Chapter 11 Cases and circumstances relating to this event, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is developed and is approved by the Bankruptcy Court, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful future operations. Management intends to develop a plan of reorganization.

In connection with the Chapter 11 Cases, the Company is required to report in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") for financial statements for the period beginning August 8, 2000 and thereafter. SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and the identification of all transactions and events that are directly associated with the reorganization of the Company in the consolidated statement of operations. The liabilities are recorded in the amounts reflected on the Debtors' books and records and are not necessarily the amount that the liabilities will ultimately be allowed by the Bankruptcy Court. Due to the Company's Chapter 11 Cases, the value of certain of the Company's long-lived assets has been impaired (see Note 2 - Proceedings under Chapter 11). As additional leases are approved for rejection by the Bankruptcy Court additional long-lived asset impairments may be taken. Also, the amounts reported on the consolidated condensed balance sheet could materially change as a result of a plan of reorganization, as such reported amounts currently do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

Further, the Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Carmike's Annual Report on Form 10-K for the year ended December 31, 1999.

RECLASSIFICATIONS: Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the September 30, 2000 presentation.


NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11

As previously noted (see Note 1 - Basis of Presentation), the Debtors have operated under chapter 11 of the Bankruptcy Code since August 8, 2000.

In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On September 19, 2000, Wooden Nickel and Military Services, Inc., filed their bankruptcy schedules with the Bankruptcy Court. Carmike and Eastwynn filed their schedules on October 18, 2000. The schedules set forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records and the schedules may be amended by the Debtors. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. The Debtors have already received approval from the Bankruptcy Court to reject leases relating to 111 theatre locations of the Debtors. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements.

 The Company is currently evaluating whether the Master Lease (as defined in Note 3 - Liabilities Subject to Compromise) is a financing or a true lease for bankruptcy law purposes. If the Master Lease is determined to be a true lease, the Company would be required to make full rent payments, as provided for in the Master Lease, during the pendency of the Chapter 11 Cases. If the Master Lease is determined to be a financing, the Debtors would not be required to make rent payments as provided for under the Master Lease during the pendency of the Chapter 11 Cases. However, the Company may be required to make "adequate protection" payments to compensate the landlord under the Master Lease for any diminution in value of the properties during the pendency of the Chapter 11 Cases. The Company is not currently making monthly payments under the Master Lease.

The Company has received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors, film distributors and utilities. All other prepetition liabilities at September 30, 2000 are classified in the condensed consolidated balance sheet as liabilities subject to compromise (see Note 3 - Liabilities Subject to Compromise). The Company has been and intends to continue to pay postpetition claims of all vendors, film distributors and other suppliers in the ordinary course of business.

As a result of the Chapter 11 Cases, no principal or interest payments will be made on unsecured prepetition debt. Payments may be required to be made on secured prepetition debt subject to Bankruptcy Court approval.

On October 27, 2000, the Debtors' received Bankruptcy Court approval to make debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia. The amount outstanding under these bonds, $1.8 million at September 30, 2000, are classified as current maturities of long-term indebtedness in the condensed consolidated balance sheets.

Additionally, after the Petition Date, the Company cannot declare dividends for its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Preferred Stock dividends of $757,000 are in arrears at September 30, 2000. The terms of the Preferred Stock provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5% and that the failure to make two scheduled dividend payments will entitle the holders of the Preferred Stock to elect two additional directors to Carmike's Board of Directors.

Reorganization costs are directly associated with the Company's Chapter 11 Cases reorganization proceedings. Included in such costs are approximately $955,000 of asset impairments (primarily leasehold improvements) related to the 111 theatres for which the Bankruptcy Court has approved lease rejections. Further asset impairments may occur as the Company rejects additional leases and when the plan of reorganization is approved.

Reorganization costs for the period of August 8, 2000 through September 30, 2000 are as follow (in thousands):

                          Professional fees                 $  458
                          Asset impairments                    955
                          Other                                343
                          Interest income                     (538)
                                                            ------
                                                            $1,218
                                                            ======



NOTE 3 -- LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims that ultimately will be filed with the Bankruptcy Court, and may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims may arise from the rejection of executory contracts and unexpired leases by the Debtors.

A summary of the principal categories of claims classified as liabilities subject to compromise at September 30, 2000 are as follows (in thousands):

                        Accounts payable                     $  35,576
                        Accrued expenses                         4,304
                        Restructuring reserves                  25,699
                        Other liabilities                        2,429
                        Revolving Credit Facility              192,000
                        Term Loan B                             71,273
                        Subordinated Notes                     191,714
                                                             ---------
                                                             $ 522,995
                                                             =========

The 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes") were issued by Carmike in the principal amount of $200,000,000 and are guaranteed by Eastwynn and Wooden Nickel. The Subordinated Notes bear interest at a rate of 9 3/8% per annum, and mature on February 1, 2009. The amount shown above for Subordinated Notes is shown net of deferred debt costs.

Prior to the Petition Date, the Company was in technical default of certain financial ratio covenants contained in (a) the Amended and Restated Credit Agreement among Carmike, certain banks and Wachovia Bank, N.A., as agent, dated as of January 29, 1999, as amended (the "Revolving Credit Agreement"), (b) the Term Loan Credit Agreement among Carmike, certain lenders, Wachovia Bank, N.A., as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and First Union National Bank, as documentation agent, dated as of February 25, 1999, as amended (the "Term Loan B" and together with the Revolving Credit Agreement, the "Bank Facilities") and (c) the Amended and Restated Master Lease between

Movieplex Realty Leasing L.L.C. as landlord and Carmike as tenant dated January 29, 1999 (the "Master Lease" and, together with the Bank Facilities, the "Credit Facilities"). On July 25, 2000, the agents under the Bank Facilities delivered a notice of default to Carmike that declared an event of default under the Bank Facilities based upon such technical noncompliance with financial covenants. The notice expressly reserved the banks' rights and remedies under the Bank Facilities. Thereafter, on July 28, 2000, the agents under the Bank Facilities also issued a Payment Blockage Notice to Carmike and the indenture trustee for the Subordinated Notes prohibiting payment by Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Subordinated Notes on August 1, 2000. Also, the Chapter 11 Cases constitute a default under the Subordinated Notes and Credit Facilities agreements.

Amounts outstanding under the Bank Facilities and the Subordinated Notes at the petition date are classified as liabilities subject to compromise in the accompanying financial statements until a plan of reorganization is approved and implemented. Certain provisions of the Bankruptcy Code may relieve the Company from its obligation to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. It has not been determined whether the collateral exceeds the principal amount of any secured claim. Thus, under certain conditions, interest on unsecured claims may not be required to be accrued. After the Petition Date, the Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until conclusion of the Chapter 11 Cases and implementation of a plan of reorganization allowing for such payments.

As a result of the Chapter 11 Cases, the agents under the Bank Facilities terminated the Company's interest rate swap agreements. The gain of approximately $897,000 resulting from the termination of these interest rate swap agreements is held by Wachovia Bank, N.A. and First Union Bank as cash collateral for the outstanding indebtedness under the Bank Facilities.

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

In periods prior to June 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Company's default on its Bank Facilities, (ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale-leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets.

Thus, the Company increased its valuation allowances by approximately $.9 and $33.7 million, respectively during the three and nine month periods ended September 30, 2000.

Significant components of the Company's deferred tax liabilities (assets) and valuation reserves are as follows (in thousands):

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 2000              1999
                                                             -------------     ------------
             Alternative minimum tax credit
               carryforwards                                 $     (6,041)     $    (4,700)
             Net operating loss carryforwards                     (11,606)            (900)
             Financial statement bases of property and
               equipment over (under) tax bases
                                                                   (4,472)          (5,241)
             Restructuring reserve                                 (9,270)         (10,078)
             Deferred rent                                         (2,536)          (2,312)
                                                             -------------     ------------
                                                                  (33,925)         (23,231)
             Valuation reserves                                    33,691               -0-
             Other deferred tax credits                             2,161            2,193
                                                             -------------     ------------
                                                             $      1,927      $   (21,038)
                                                             =============     ============

NOTE 5 -- RECOVERABLE CONSTRUCTION ALLOWANCES

Carmike, under contractual agreements with certain lessors, is entitled to reimbursement of certain theatre construction related costs. Collection of these amounts, $7.7 million at September 30, 2000, are based on the occurrence of certain defined events. Certain lessors may dispute the requirements to reimburse the Debtors' for such amounts. Amounts collected after the Petition Date may be subject to liens and security interests granted to the banks under the Credit Facilities.

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

NOTE 8 -- EARNINGS PER SHARE

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                           2000         1999        2000         1999
                                                         -------       ------      ------       ------
Weighted average shares outstanding (in
   thousands):
   Basic                                                  11,344       11,389      11,344       11,378
   Effect of dilutive securities - employee stock
     options                                                  -0-          14          -0-          25
                                                         -------       ------      ------       ------
   Diluted                                                11,344       11,403      11,344       11,403
                                                         =======       ======      ======       ======
Earnings (loss) per common share before
   extraordinary item:
   Basic and diluted                                     $ (0.18)      $ 0.68      $(4.51)      $ 0.68
                                                         =======       ======      ======       ======
Earnings (loss) per common share:
   Basic and diluted                                     $ (0.18)      $ 0.68      $(4.51)      $ 0.13
                                                         =======       ======      ======       ======

NOTE 9 -- CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Carmike's principal operating subsidiaries, Eastwynn and Wooden Nickel, fully, unconditionally, jointly and severally guarantee Carmike's $200 million principal amount of Subordinated Notes (see Note 3 - Liabilities Subject to Compromise).

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

Following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of Carmike (in thousands) (unaudited):

                                                SEPTEMBER 30,
                                                    2000
                                                -------------
                    Current assets               $  14,713
                    Current liabilities             20,895
                    Noncurrent assets              551,472
                    Noncurrent liabilities         361,301

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    2000         1999
                                                 ----------    ---------
                    Revenues                     $ 276,109     $ 292,996
                    Operating income (loss)        (21,129)       15,680
                    Net loss                       (32,457)       (1,437)

Operating income (loss) includes intercompany management fees of approximately $16.1 million and $22.9 million for the nine months ended September 30, 2000 and 1999, respectively. As previously noted (see Note 1 - Basis of Presentation and
Note 2 - Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions to reorganize under chapter 11 of the Bankruptcy Code on August 8, 2000.


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

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans,
(ii) trends affecting its financial condition or results of operations, (iii) the impact of competition, and (iv) the impact of the Chapter 11 Cases (as defined below). The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information.

The Company cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the following:

                  - there can be no assurance that the cash and cash equivalents on hand at September 30, 2000 and cash generated by the Company from operations and from debtor-in-possession financing, if any, will be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court;

                  - there can be no assurance regarding any adverse actions which may be taken by creditors or landlords of the Company that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Chapter 11 Cases;

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

CHAPTER 11 CASES

On August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel"), and Military Services, Inc. (collectively with Carmike, the "Debtors") filed voluntary petitions to reorganize their business under chapter 11 of title 11 of the U.S. Code (the "Bankruptcy Code"). The filings ("Chapter 11 Cases") were made in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes.

Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. The most significant of these orders (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors, and (iv) authorized the Debtors to pay up to $1,750,000 of pre-petition obligations to critical vendors to aid the Debtors in maintaining operation of their theatres and approximately $37 million to film distributors as set forth below.

On August 23, 2000, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Debtors' unsecured creditors in the Chapter 11 Cases. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long-term business plan and a plan or plans of reorganization. The Debtors are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

As debtors-in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The Debtors have already received approval from the Bankruptcy Court to reject leases relating to 111 theatre locations of the Debtors. The 111 theatres approved for rejection generated approximately $11.1 million and $4.9 million in theatre-level cash flow losses for the nine month periods ended September 30, 2000 and 1999, respectively. Such losses are measured by subtracting revenues generated at such theatre locations from cost of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to propose a plan for reorganization currently expires on December 6, 2000. The Debtors, however, intend to request that the Bankruptcy Court grant an extension of the exclusive period. The Debtors subject to Bankruptcy Court approval have retained a financial advisory firm to assist it in, among other things, developing the business plan and plan of reorganization. If the Debtors fail to obtain an extension of the exclusive period or to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

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

As of the Petition Date, the trade creditors of the Debtors holding the largest unpaid claims were the film distributors, with claims aggregating approximately $37 million. After the Debtors commenced their Chapter 11 Cases, several distributors elected to cease supplying the Debtors with new film product until their claims against Debtors for prepetition film exhibition fees were paid in full. The Company has negotiated an agreement with each of its principal film distributors to repay their prepetition claims for film exhibition fees in full as critical vendors in 17 weekly installments ending no later than December 26, 2000, calculated as if such payments began on September 5, 2000, subject to and beginning upon the approval of the Bankruptcy Court (collectively, the "Motion Picture Distributor Agreements"). The Bankruptcy Court approved each of the Motion Picture Distributor Agreements at a hearing held on September 14, 2000. Based on the Motion Picture Distributor Agreements, the film distributors have begun to supply the Debtors with new film product again. Payments under the Motion Picture Distributor Agreements began on September 18, 2000 and will be concluded by December 31, 2000. Each of the principal film distributors has agreed to the terms of the Motion Picture Distributor Agreements, which include provisions relating to the payment of prepetition claims as well as payments during the Chapter 11 Cases. A refusal by one or more of the film distributors to supply the Debtors with films is likely to have a material adverse effect on the Debtors.

                         COMPARISON OF THREE MONTHS AND
                                NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 2000 decreased 11.7% to $127.9 million from $144.8 million for the quarter ended September 30, 1999. This decrease consists of a $14.6 million decrease in admissions and a $2.3 million decrease in concessions and other. For the quarter ended September 30, 2000, the Company's average admission price was $4.69, its average concession sale per patron was $1.98 and the attendance per average screen was 5,672. For the quarter ended September 30, 1999, the Company's average admission price was $4.69, its average concession sale per patron was $1.89 and the attendance per average screen was 7,936. The decrease in attendance, partially offset by per patron increases in admissions and concessions, resulted in a decrease of revenue per average screen of 13.4% to $32,200 from $37,191 for the quarter ended September 30, 1999.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) increased 1% from $108.9 million for the quarter ended September 30, 1999 to $109.9 million for the quarter ended September 30, 2000. Film exhibition costs increased to $52.1 million from $50.9 million for the quarter ended September 30, 2000 due to higher film rental charges relating to the Company's filing for reorganization which was partially offset by decreased admissions and concessions associated with decreased attendance. Concessions costs decreased to $5.9 million from $6.0 million for the quarters ended September 30, 2000 and September 30, 1999, respectively. Other theatre operating costs, consisting primarily of occupancy costs, salaries, supplies and utilities, were relatively flat at $51.9 million for the quarters ended September 30, 2000 and 1999. As a percentage of total revenues, cost of operations increased to 86.0% of total revenues in the quarter ended September 30, 2000 from 75.2% for the quarter ended September 30, 1999, largely due to the amount of fixed costs which do not fluctuate with changes in revenues or attendance.

Total revenues for the nine months ended September 30, 2000 decreased 7.0% to $342.1 million from $367.8 million for the nine months ended September 30, 1999. This decrease consists of a $22.9 million decrease in admissions and a $2.8 million decrease in concessions and other. For the nine months ended September 30, 2000, the Company's average admission price was $4.59, its average concession sale per patron was $1.97 and the attendance per average screen was 18,611. For the nine months ended September 30, 1999, the Company's average admission price was $4.50, its average concession sale per patron was $1.81 and the attendance per average screen was 20,758. This decrease in attendance, partially offset by per patron increases in admissions and concessions, resulted in a decrease of revenue per average screen of 5.8% to $127,324 from $135,228 for the nine months ended September 30, 1999.

Costs of operations for the nine months ended September 30, 2000 increased 2.4% from $292.3 million for the nine months ended September 30, 1999 to $299.2 million. Film exhibition costs decreased to $132.6 million from $135.0 million for the nine months ended September 30,

1999 due to decreased admissions and concessions associated with decreased attendance, partially offset by higher film rental charges relating to the Company's filing for reorganization Chapter 11 Cases. Concession costs were $15.0 million for the nine months ended September 30, 2000 compared to $14.7 million for the nine months ended September 30, 1999. Other theatre costs for the nine months ended September 30, 2000 increased 6.4% to $151.6 million from $142.5 million for the same period in 1999. This increase was the result of a 16.9% increase in occupancy costs and individually immaterial increases in salaries, supplies and utilities. As a percentage of total revenues, cost of operations increased to 87.5% of total revenues in the nine months ended September 30, 2000 from 79.5% for the nine months ended September 30, 1999, largely due to the amount of fixed costs which do not fluctuate with changes in revenues or attendance.

Depreciation and amortization decreased 1.0% from $10.7 million for the quarter ended September 30, 1999 to $10.6 million for the quarter ended September 30, 2000. This decrease is the result of increased depreciation due to the Company's 1999 theatre expansion offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized during the fourth quarter of 1999 and the sale/leaseback transaction completed during the first quarter of 2000.

Interest expense for the quarter ended September 30, 2000 decreased 36.1% to $6.2 million from $9.7 million for the quarter ended September 30, 1999. The Company stopped recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 in accordance with the requirements of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7").

Income tax expense for the three and nine months ended September 30, 2000 was $.4 million and $24.8 million, respectively. This represents a decrease of $4.8 million and an increase of $18.6 million over the same periods in 1999. The increase for the nine month period ended September 30, 2000 is primarily the result of the Company's establishment of approximately $25.7 million of valuation reserves for certain deferred income tax assets based on i) its projections of future operating results and ii) its ability to implement certain tax planning strategies. As a result of i) changes in the Company's projections of future operating result, ii) the Company's default on its Bank Facilities and
iii) the limited market for sale-leaseback transactions, the Company, during the quarter ended June 30, 2000, established $32.7 million of valuation reserves as it does not currently have the ability to implement its tax planning strategies. Income tax expense of $.4 million for the three month period ended September 30, 2000 related primarily to state and local income taxes.

During the period ended March 31, 1999, the Company recognized an extraordinary charge of $10.1 million ($6.3 million net of income tax benefit, or $.55 per diluted share) for the prepayment premiums paid in connection with the redemption of senior notes and the elimination of certain deferred debt costs related to indebtedness which was retired in February 1999.

As of September 30, 2000, on a consolidated basis, the Company's books and records reflected assets totaling approximately $803.9 million with current liabilities totaling approximately

$76.5 million, long-term liabilities of $51.4 million and liabilities subject to compromise of $523.0 million.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital of $7.5 million as of September 30, 2000, compared to a working capital deficit of $60.1 million at December 31, 1999. The improved working capital recorded as of September 30, 2000 reflects $39.9 million in current liabilities reported as "Liabilities Subject to Compromise". Including this amount, the working capital deficit at September 30, 2000 would have been $32.4 million. These deficits were financed through the operating "float" and, prior to the commencement of the Chapter 11 Cases, through borrowing availability under Carmike's $200 million Revolving Credit Facility (the "Revolving Credit Facility"). At September 30, 2000, the Company had approximately $60.5 million in cash and cash equivalents and short-term investments on hand. No further amounts were available for borrowings under Carmike's Revolving Credit Facility. As of November 10, 2000, the Company had approximately $30.5 million in cash and cash equivalents and short-term investments on hand.

The Company is currently in discussions with several potential lenders, including certain of the existing prepetition lenders, to provide a debtor-in-possession ("DIP") lending facility. While the Company believes such a facility can be negotiated with a lender, there can be no assurances that such facility will be available to the Company under terms and conditions that are satisfactory.

Carmike's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the first nine months of 2000, such capital expenditures totaled $46.5 million. The Company had two theatres under construction on September 30, 2000. Capital expenditures to complete these theatres will amount to approximately $2.0 million.

Cash provided by operating activities was $16.1 million for the nine months ended September 30, 2000, compared to cash provided by operating activities of $33.2 million for the nine months ended September 30, 1999. The decrease in cash flow from operating activities was primarily due to the reduction in net income, partially offset by changes in operating assets and liabilities. Net cash used in investing activities was $19.1 million for the nine months ended September 30, 2000 as compared to $137.5 million in the prior year period. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from a sale and leaseback transaction. For the nine month periods ended September 30, 2000 and 1999, cash provided by financing activities was $53.8 million and $91.7 million, respectively. The decrease was primarily due to reduced borrowings under the Revolving Credit Facility.

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

During the second quarter of 2000, a shortfall in revenue and operating profits caused a default of certain financial ratio covenants contained in the Credit Facilities (as discussed in Note 3 of the Notes to the Consolidated Financial Statements). On July 25, 2000, the agents under the Bank Facilities delivered a notice of default to Carmike that declared an event of default under the Bank Facilities based upon such technical noncompliance with financial covenants. The notice expressly reserved the banks' rights and remedies under the Bank Facilities. Thereafter, on July 28, 2000, the agents under the Bank Facilities also issued a Payment Blockage Notice to Carmike and the indenture trustee for Carmike's 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes") prohibiting payment by Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Subordinated Notes on August 1, 2000.

Carmike engaged in active discussions with its lead bank lender beginning in June 2000 to obtain a waiver of the covenant noncompliance and renegotiate the Credit Facilities to provide terms that would allow the Company to achieve current and future compliance and allow the payment of semiannual interest to holders of the Subordinated Notes. Carmike was unable to successfully negotiate satisfactory covenant relief. As a result and in the circumstances confronting Carmike, including the nonpayment of the interest payment due to the Subordinated Note holders and operating shortfalls, on August 8, 2000, Carmike and its subsidiaries filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code.

The Debtors are operating their businesses as debtors-in-possession under chapter 11, and continuation of the Company as a going concern is contingent upon its ability, among other things, to generate sufficient cash from operations and obtain financing sources to meet future obligations. In connection with the formulation of a plan of reorganization, management will be reviewing the performance of each of the Company's operations. Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. As previously discussed, to date the Debtors have received approval to reject 111 theatre leases.

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

The Company anticipates that it will incur significant professional fees and other restructuring costs, including additional impairments of long-lived assets, in connection with the Chapter 11 Cases and the ongoing restructuring of its business operations throughout the remainder of fiscal year 2000 and during fiscal year 2001.

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

The Company expects that cash and cash equivalents on hand and cash flow from operations, together with any DIP financing, should provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company is in discussions with several lenders with respect to the provision of DIP financing and expects to seek Bankruptcy Court approval of the financing in early 2001. Based on the Company's current plans and projections this timing would be in advance of the projected need for such operating capital. There can be no assurance that DIP financing will be available to the Company on satisfactory terms and conditions, if at all. Carmike's long-term liquidity and the adequacy of Carmike's capital resources cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

IMPACT OF YEAR 2000

In prior years, Carmike discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, Carmike completed its remediation and testing of systems. As a result of those planning and implementation efforts, Carmike has experienced no significant disruptions in mission critical information technology and non-information technology systems and Carmike believes those systems successfully responded to the Year 2000 date change. Expenses incurred to remediate our systems were not material. Carmike is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. Carmike will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure matters that may arise are addressed promptly.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 8, 2000, the Debtors filed voluntary petitions in the Bankruptcy Court for protection under chapter 11 of the Bankruptcy Code (See Part I, Item 2 herein). The Debtors are presently operating their businesses as debtors-in-possession.

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

On August 8, 2000, the Debtors filed voluntary petitions for protection under chapter 11 of the Bankruptcy Code.

ITEM 5.  OTHER INFORMATION

See Notes 2 and 3 of Notes to Consolidated Financial Statements.

By letter dated October 11, 2000, Carmike received notice from the New York Stock Exchange (the "NYSE") that it had determined that Carmike was "below criteria" under the NYSE continued listing standards. In order to retain its listing, Carmike initially must submit a plan to the NYSE within 45 days of the October 11 letter, showing how Carmike intends to regain compliance with the standards. While Carmike intends to submit a plan to the NYSE, acceptance of the plan is subject to the discretion of the NYSE and Carmike can give no assurances that trading in its securities on the NYSE will not again be halted or that its securities will not ultimately be delisted by the NYSE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Listing of Exhibits

       Number   Description

       27.1     Financial Data Schedule (for SEC use only)

       27.2     Restated 1999 Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K

    None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CARMIKE CINEMAS, INC.
                                      (Registrant)


Date: November 14, 2000          By:   /s/ Michael W. Patrick
                                      --------------------------------------
                                         Michael W. Patrick --
                                         President, Chief Executive Officer


Date: November 14, 2000          By:   /s/ Martin A. Durant
                                      --------------------------------------
                                         Martin A. Durant
                                         Senior Vice President -- Finance
                                         Treasurer and Chief Financial Officer