Form 10-Q/A
period 2000-09-30
CARMIKE CINEMAS INC
filed 2000-11-17
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

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

The Registrant hereby amends Item 2, page 19, and includes Exhibit 27.2 referenced in Item 6 contained in the Registrant's Report on Form 10-Q for the quarterly period ending September 30, 2000.

                         COMPARISON OF THREE MONTHS AND
                                NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 2000 decreased 11.7% to $127.9 million from $144.8 million for the quarter ended September 30, 1999. This decrease consists of a $14.6 million decrease in admissions and a $2.3 million decrease in concessions and other. For the quarter ended September 30, 2000, the Company's average admission price was $4.69, its average concession sale per patron was $1.98 and the attendance per average screen was 6,866. For the quarter ended September 30, 1999, the Company's average admission price was $4.69, its average concession sale per patron was $1.89 and the attendance per average screen was 7,936. The decrease in attendance, partially offset by per patron increases in admissions and concessions, resulted in a decrease of revenue per average screen of 13.4% to $32,200 from $37,191 for the quarter ended September 30, 1999.

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

Total revenues for the nine months ended September 30, 2000 decreased 7.0% to $342.1 million from $367.8 million for the nine months ended September 30, 1999. This decrease consists of a $22.9 million decrease in admissions and a $2.8 million decrease in concessions and other. For the nine months ended September 30, 2000, the Company's average admission price was $4.59, its average concession sale per patron was $1.97 and the attendance per average screen was 18,696. For the nine months ended September 30, 1999, the Company's average admission price was $4.50, its average concession sale per patron was $1.81 and the attendance per average screen was 20,758. This decrease in attendance, partially offset by per patron increases in admissions and concessions, resulted in a decrease of revenue per average screen of 5.8% to $127,324 from $135,228 for the nine months ended September 30, 1999.

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



                                      CARMIKE CINEMAS, INC.
                                      (Registrant)


Date: November 17, 2000          By:   /s/ Michael W. Patrick
                                      --------------------------------------
                                         Michael W. Patrick --
                                         President, Chief Executive Officer


Date: November 17, 2000          By:   /s/ Martin A. Durant
                                      --------------------------------------
                                         Martin A. Durant
                                         Senior Vice President -- Finance
                                         Treasurer and Chief Financial Officer