Form 10-K
period 2000-12-31
CARMIKE CINEMAS INC
filed 2001-04-02
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM l0-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                         Commission File Number 1-11604

                  CARMIKE CINEMAS, INC. (DEBTOR-IN-POSSESSION)
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

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
                 CLASS A COMMON STOCK, PAR VALUE $.03 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [ ]

     As of March 16, 2001, 10,018,287 shares of Class A Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Class A Common Stock held by non-affiliates of the registrant was approximately $3,624,612. As of March 16, 2001, 1,370,700 shares of Class B Common Stock, par value $.03 per share, were outstanding, all of which shares are held by affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
Part I

         Item 1.    Business.................................................................................      3

         Item 2.    Properties...............................................................................     17

         Item 3.    Legal Proceedings........................................................................     18

         Item 4.    Submission of Matters to a Vote of Security Holders......................................     18

         Executive Officers of the Registrant................................................................     18

Part II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................     20

         Item 6.    Selected Financial and Operating Data....................................................     22

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....     24

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................     39

         Item 8.    Financial Statements and Supplementary Data..............................................     39

         Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....     40

*Part III

         Item 10.   Directors and Executive Officers of the Registrant.......................................     40

         Item 11.   Executive Compensation...................................................................     40

         Item 12    Security Ownership of Certain Beneficial Owners and Management...........................     40

         Item 13    Certain Relationships and Related Transactions...........................................     40

Part IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................     41

         *Incorporated by reference from 2001 Proxy Statement.

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

         In this Report, the words "Company," "Carmike," "we," "our," "ours," and "us" refer to Carmike Cinemas, Inc. and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Carmike Cinemas, Inc. ("Carmike") is a premiere motion picture exhibitor in the United States. As of December 31, 2000, the Company operated 352 theatres with an aggregate of 2,438 screens located in 35 states. Carmike's theatres are located in small to mid-sized communities ranging in population size from approximately 7,700 to 500,000. As of December 31, 2000, management believes that Carmike was the sole exhibitor in approximately 65% of its free film licensing zones.

         Carmike was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of its predecessor, the Martin Theatres circuit, by present management of Carmike. The principal executive offices of Carmike are located at 1301 First Avenue, Columbus, Georgia 31901, and the telephone number is (706) 576-3400.

RECENT DEVELOPMENTS

         Proceedings Under Chapter 11 of the Bankruptcy Code

On August 8, 2000 (the "Petition Date") Carmike and its subsidiaries (Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel") and Military Services, Inc.

("Military Services") (collectively with Carmike, the "Debtors") filed voluntary petitions for relief under Chapter 11 (the "Chapter 11 Cases") of title 11 of the U.S. Code (the "Bankruptcy Code"). The Chapter 11 Cases are being jointly administered for procedural purposes. The Debtors are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code.

         Due to the Chapter 11 filing, substantially all of the Company's liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession. (See Notes 1, 2 and 3 to the Consolidated Financial Statements for additional details).

         On August 23, 2000, the Office of the United States Trustee for the District of Delaware (the "U.S. Trustee") appointed a statutory committee of unsecured creditors (the "Creditors' Committee") to represent the interests of the Debtors' unsecured creditors in the Chapter 11 Cases. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long-term business plan and a plan of reorganization. The Debtors are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

         Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. To date, the most significant of these orders (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay, and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their theatres and approximately $37 million to film distributors (see Part 1 Item 1. Business--Film Licensing--Relationship with Distributors); and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

         As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. As of March 16, 2001, the Debtors, with the approval of the Bankruptcy Court, had rejected 119 theatre location leases.

         The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to propose a plan of reorganization on application of the Debtors has been at the current time extended to September 28, 2001. At any time after April 11, 2001, the Creditors' Committee or the pre-petition lenders may require the Debtors to file a motion with the Bankruptcy Court to confirm the definitive balance of the exclusivity period. The Debtors have retained the financial advisory firm Dresdner Kleinwort Wasserstein ("DKW") to assist them in developing a plan of reorganization and a five-year business plan. If the Debtors fail to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

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

         New York Stock Exchange Listing

         In January, 2001, the Company's Class A Common Stock was delisted from the New York Stock Exchange for failure to meet the continued listing requirements concerning average global market capitalization and average share price. The Class A Common Stock currently trades on the NASD's over-the-counter Bulletin Board under the ticker symbol "CKECQ."

THEATRE OPERATIONS

         Carmike's revenues are generated primarily from admissions and concession sales. Additional revenues, which are not material, are generated from video game arcade areas, family entertainment centers and on-screen advertising. The following table sets forth, certain information regarding the 352 theatres and 2,438 screens operated by Carmike as of December 31, 2000:

STATE               THEATRES        SCREENS                  STATE               THEATRES        SCREENS
- -----               --------        -------                  -----               --------        -------
Alabama...........     20             177                    New Mexico.........     1               2
Arkansas..........     11              95                    New York...........     1               8
Colorado..........     10              58                    North Carolina.....    45             322
Delaware..........      1              14                    North Dakota.......     8              43
Florida...........     11              88                    Ohio...............     6              39
Georgia...........     27             210                    Oklahoma...........    11              56
Idaho.............      6              19                    Pennsylvania.......    30             211
Illinois..........      2               6                    South Carolina.....    18             117
Iowa..............     13             105                    South Dakota.......     7              48
Kansas............      1              12                    Tennessee..........    32             237
Kentucky..........     10              51                    Texas..............    15             102
Louisiana.........      3              22                    Utah...............     6              47
Maryland..........      1               8                    Virginia...........    12              73
Michigan..........      1               5                    Washington.........     1              12
Minnesota.........     11              83                    West Virginia......     4              28
Missouri..........      1               8                    Wisconsin..........     2              18
Montana...........     15              80                    Wyoming............     3              13
Nebraska..........      6              21                                          ---           -----
                                                                                   352           2,438

         From time to time, Carmike converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Carmike also operates certain theatres for the exhibition of first-run films at a reduced admission price. These theatres are typically in smaller markets where Carmike is the only exhibitor in the market. At December 31, 2000, Carmike operated 43 theatres with 168 screens as Discount Theatres.

         As of December 31, 2000, Carmike owned 84 of its theatres, had 235 ground and improvement leases and 30 ground leases. An additional three theatres were operated by Carmike under shared ownership.

         Carmike's theatre operations are under the supervision of its Chief Operating Officer and four division managers. The division managers are responsible for implementing Company operating policies and supervising Carmike's eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of Carmike's theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at Carmike's corporate headquarters.

         Carmike has an incentive bonus program for theatre level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, Carmike evaluates "mystery shopper" reports on the quality of service, cleanliness and film presentation at individual theatres.

         Internet Ticket Sales

         In the second quarter of 2000, Carmike entered into a contract with Fandango the leading on-line movie ticketing venture. Fandango will offer moviegoers comprehensive remote ticketing services, showtimes, reviews, and movie trailers via the internet, telephone and wireless devices. Ultimately, Fandango plans to also offer restaurant and parking information, as well as advanced movie seating reservations and concession ordering. With the addition of Carmike, Fandango is now the exclusive provider of these services for seven of the United States premiere exhibitors, which consists of over 15,000 screens and in 1999 accounted for approximately $700 million in ticket sales. Carmike feels that the relationship with Fandango will allow the Company to offer technology of the 21st century ensuring its patrons a convenient and pleasurable movie going experience. The first trial run of on-line ticket sales for Carmike is slated for the second quarter of 2001.

THEATRE DEVELOPMENT

         Prior to the Chapter 11 Cases, Carmike's growth strategy primarily involved the development of new theatres and the addition of screens and other improvements to existing theatres, as well as selective acquisitions of theatres as available. During 2000, Carmike opened 6 theatres with 96 screens and retrofit 3 auditoriums at certain of its theatres. Capital expenditures during 2000 aggregated approximately $44.9 million, net of lease financings. At December 31, 2000, Carmike had one theatre under construction that was completed in the first quarter of 2001. Capital expenditures to complete this theatre will amount to approximately $1.5 million.

         The Company's Chapter 11 filing and the excessive number of screens due to the industry's overbuilding of theatres in the last few years have been significant influences on the Company's current growth strategy. Carmike is committed to build two theatres in 2001 if the current leases on the two theatres are assumed by the Company in the Chapter 11 Cases. If opportunities exist where new construction will be profitable to the Company, we will consider building additional theatres in future periods. Since the Petition Date, Carmike has closed approximately 25% of its theatres and, with the assistance of DKW, is analyzing the remaining theatres and evaluating approaches to optimize its portfolio.

FILM LICENSING

         Carmike obtains licenses to exhibit films by directly negotiating with or, in rare circumstances, submitting bids to film distributors. Carmike licenses films through its booking office located in Columbus, Georgia. Carmike's Senior Vice President -- Film, in consultation with Carmike's President, directs Carmike's motion picture bookings.

         Prior to negotiating or bidding for a film license, Carmike's Senior Vice President -- Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected MPAA rating. Successful licensing depends greatly upon the availability of commercially popular motion pictures, knowledge of the tastes of residents in markets served by each theatre and insight into the trends in those tastes. Carmike maintains a database that includes revenue information on films previously exhibited in its markets. This historical information is then utilized by Carmike to match new films with particular markets so as to maximize revenues.

         The major film distributors generally release during the summer and holiday seasons, primarily Thanksgiving and Christmas, those films, which they anticipate to be the most successful. Consequently, Carmike has historically generated higher revenues during such periods.

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

Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film cost is generally less than first-run film cost. Additionally, sub-runs enable Carmike to exhibit a variety of films during periods in which there are few new releases. The table below depicts the Industry's top 10 films for 2000 compared to Carmike's top 10 films for 2000:

            Industry                                   Carmike Cinemas
            --------                                   ---------------
 1.  Dr. Seuss' How the Grinch                 1.  Dr. Seuss' How the Grinch
       Stole Christmas                               Stole Christmas
 2.  Mission Impossible 2                      2.  Mission Impossible 2
 3.  Gladiator                                 3.  The Perfect Storm
 4.  The Perfect Storm                         4.  Scary Movie
 5.  Meet The Parents                          5.  Nutty Professor 2: The Klumps
 6.  X-Men                                     6.  Big Mamma's House
 7.  Scary Movie                               7.  X-Men
 8.  What Lies Beneath                         8.  Gladiator
 9.  Dinosaur                                  9.  Dinosaur
10.  Erin Brockovich                          10.  What Lies Beneath

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

         While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, the following ten major distributors accounted for approximately 98.8% of Carmike's admission revenues during the year ended December 31, 2000: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal and Warner Brothers.

         As of the Petition Date, film distributors held claims against Carmike aggregating approximately $37 million. After the Debtors commenced their Chapter 11 Cases, several distributors elected to cease supplying the Debtors with new film product until their claims against the Debtors for pre-petition film exhibition fees were paid in full. Carmike negotiated an agreement with each of its principal film distributors to repay their pre-petition claims for film exhibition fees in full in 17 weekly installments. Based on these Motion Picture Distributor Agreements, the film distributors began to supply the Debtors with new film product again. Carmike's payments under the Motion Picture Distributor Agreements began on September 18, 2000 and were concluded by December 26, 2000.

CONCESSIONS

         Concession sales are Carmike's second largest revenue source after box office admissions, constituting approximately 29% of total revenues for 2000. Carmike's strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, Carmike has introduced a limited number of new products, such as bottled water, frozen drinks, coffee, ice cream, pizza, hot dogs and pretzels, at certain theatre locations. Carmike actively seeks to promote concession sales through the design and appearance of its concession stands, the introduction of special promotions from time to time, and the training of its employees to up-sell products. In addition, Carmike's management incentive bonus program includes concession results as a component of determining the bonus awards.

         Carmike negotiates prices for its concessions supplies directly with concession vendors on a national or regional basis to obtain high volume discounts or bulk rates.

MANAGEMENT INFORMATION SYSTEMS

         Carmike has a significant commitment to its major operating systems, some of which have been developed internally. Carmike's proprietary computer system, IQ-Zero and IQ-2000, which are installed in all of its theatres, allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. IQ-Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis. Carmike's integrated management information system, centered around IQ-Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. IQ-2000 is our enhancement of the IQ-Zero system. IQ-2000 facilitates new services such as advanced ticket sales and Internet ticket sales. Its expanded capacity will allow for future growth and more detailed data tracking and trend analysis. IQ-2000 is the management information system in Carmike's theatres built in 1999, 2000 and 2001. Accordingly, there is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

ADDITIONAL REVENUE STREAMS

         Carmike actively engages in efforts to develop revenue streams in addition to admissions and concessions revenues. Certain Carmike theatres include electronic video games located in or adjacent to the lobby and on-screen advertising is provided on a number of Carmike's screens, each of which provides additional revenues to Carmike. Carmike operates two family entertainment centers under the name Hollywood Connection(R) which feature multiplex theatres and other forms of entertainment.

COMPETITION

         The motion picture exhibition industry is fragmented and highly competitive. In markets where it is not the sole exhibitor, Carmike competes against regional and independent operators as well as the larger theatre circuit operators.

         Carmike's operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of Carmike's existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which Carmike operates, which have resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at Carmike's theatres in such areas.

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

         Carmike's theatre operations are also subject to federal, state and local laws governing such matters as construction, renovation and operation of its theatres, as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. Carmike believes that its theatres are in material compliance with such requirements. At December 31, 2000, approximately 60% of Carmike's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees.

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

TRADEMARKS AND TRADENAMES

         Carmike owns or has rights to trademarks or trade names that it uses in conjunction with the operation of its theatres. Carmike owns the Carmike Cinemas(R) trademark.

EMPLOYEES

         As of December 31, 2000, Carmike had approximately 9,097 employees, of which 53 are covered by collective bargaining agreements. In order to combat uncertainties that may stem from the Chapter 11 Cases, reward employees for shouldering any additional burdens that have been imposed by the Chapter 11 Cases and to maintain employee morale, the Company has implemented, with the approval of the Bankruptcy Court, the Carmike Cinemas, Inc. Employee Retention and Severance Plan. The Employee Retention and Severance Plan is one component of the Company's comprehensive program designed to provide incentives to management and other critical employees to remain in the Debtors' employment and to work toward a successful reorganization of the Debtors' business. The other components include the assumption, with the approval of the Bankruptcy Court, of the pre-petition executory employment agreement of Carmike's chief executive officer Michael W. Patrick, subject to certain modifications, and the continuance of the Company's annual bonus plan in the ordinary course of business (to the extent that bonus objectives can be met during the fiscal year).

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

         Ability to Service Debt

         During the pendency of the Chapter 11 proceedings, the Company is not required to pay current interest on the majority of its outstanding indebtedness. The Company has reached an agreement with its creditor constituencies that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. Payments for cash collateral and adequate protection have been made to participants in the Revolving Credit Facility, Term Loan B and Master Lease Facility. All of these payments have been treated as reductions of the principal balances of the Lenders' assorted secured claims against the Debtors. If the Master Lease Facility is later determined to be an unexpired lease, all payments of such amounts shall be applied to rental adjustments of the Debtors. The Company made payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and continues to make payments of $500,000 per month as adequate protection.

         After a plan of reorganization has been confirmed, our ability to service our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on, to refinance our indebtedness, or to fund planned capital expenditures for theatre construction, expansion or renovation will depend on our future performance. Our future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated increases in revenues and cash flow as a result of our theatre construction, expansion and renovation program, and the closing of certain underperforming theatres, we believe that cash flow from operations, available cash, and sales of surplus assets will be adequate to meet our future liquidity needs while the Company operates under Chapter 11 protection.

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

         Due to the Chapter 11 filing, substantially all of the Company's liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's stockholders would be substantially (if not completely) diluted. It is impossible at this time to predict the actual recovery, if any, to which creditors and stockholders may be entitled.

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

         Dependence upon Motion Picture Production and Performance

         Our business will be adversely affected if there is a decline in the quality and number of motion pictures available for screening. Our business to a substantial degree depends on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures in our theatre markets. Our results of operations will vary from period to period based upon the quantity and quality of the motion pictures we show in our theatres. A disruption in the production of motion pictures, lack of motion pictures or poor performance of motion pictures in theatres could adversely affect our business and results of operations. There is the potential for a Screen Actors Guild strike in the summer of 2001. If the strike occurs it is possible there could be problems encountered in the supply, quality and availability of film product. This potential strike could disrupt operations for several months.

         Dependence on Relationships with Motion Picture Distributors

         Our business depends to a significant degree on maintaining good relations with the major film distributors that license films to our theatres. While there are numerous motion picture distributors that provide quality first-run movies to the motion picture exhibition industry, the following ten distributors accounted for approximately 98.8% of our admission revenues for the fiscal year ended December 31, 2000: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal and Warner Brothers. No single distributor dominates the market. A deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.

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

         Our theatre operations are also subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres, as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. We believe that our theatres are in material compliance with these requirements. At December 31, 2000, approximately 60% of our employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees.

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

         Competition

         Our business is subject to significant competitive pressures. The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Further, we have closed certain theatres since the commencement of the Chapter 11 Cases and our competitors or smaller, entrepreneurial developers may purchase or lease the abandoned buildings and reopen them as theatres in competition with us. In addition to competition from other motion picture exhibitors, we face competition from other forms of entertainment. We face varying degrees of competition with respect to licensing films, attracting customers, obtaining new theatre sites and acquiring theatre circuits. There have been a number of consolidations in the movie theatre industry, and the impact of these consolidations could have an adverse effect on our business. Even where we are the only exhibitor in a film licensing zone, we may still experience competition for moviegoers from theatres in a neighboring zone. In addition, our theatres compete with a number of other types of motion picture delivery systems, such as pay television, pay-per-view, satellite and home video systems. While the impact of these delivery systems on the motion picture industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres. Movie theatres also face competition from a variety of other forms of entertainment competing for the public's leisure time and disposable income, including sporting events, concerts, live theatre and restaurants. Because our theatres depend upon discretionary consumer spending, they may be adversely affected by a downturn in the economy.

         Expansion Plans

         Although greatly reduced, we have continued to expand our operations through the development of new theatres and the expansion of existing theatres. Developing new theatres poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax law considerations. Desirable sites for new theatres may be unavailable or expensive, and the market locations for new theatres may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to management's expectations.

         We face significant competition for potential theatre locations and for opportunities to acquire existing theatres and theatre circuits. Because of this competition, Carmike may be unable to add to its theatre portfolio on terms we consider acceptable.

         Future Capital Requirements

         The availability of capital will continue to be extremely limited while the Company is operating under the protection of Chapter 11 and thereafter. New sources of financing are questionable and numerous uncertainties will continue to exist until the Company has a confirmed plan of reorganization. Traditional sources of financing new theatres through landlords may be unavailable for a number of years.

         Like others in our industry, we are required to recognize charges associated with the write-down and closing of underperforming theatres primarily as a result of the emergence of new competition in the marketplace. The opening of large multiplexes by our competitors and the opening of newer theatres with stadium seating in certain of our markets have led us to reassess a number of our theatre locations to determine whether to renovate or to dispose of underperforming locations. In the year 2001 we anticipate retrofitting approximately 10 screens to strengthen our position in certain markets. We will lose revenue from those screens while they are being renovated. Further advances in theatre design may also require us to make substantial capital expenditures in the future, or to close older theatres that cannot be economically renovated, to compete with new developments in theatre design.

         We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future capital will be available to us to enable us to fund our capital expenditure needs.

         Accounting for Impairment of Assets

         The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable, we review for impairment of long-lived assets and goodwill related to those assets to be held and used in the business. We also periodically review and monitor our internal management reports and the competition in our markets for indicators of impairment of individual theatres. If we determine that assets are impaired, we are required to recognize a charge to earnings.

         In the fourth quarters of 2000 and 1999, we identified impairments of asset values for certain theatres and a joint venture investment in three movie theatre-entertainment complexes. As a result, we recognized a non-cash impairment charge of approximately $21.2 million and $33 million, respectively, in the fourth quarters of 2000 and 1999. These impairment charges reduce the carrying value of approximately 18 theatres with approximately 130 screens for 2000 and 82 theatres with approximately 432 screens for 1999 and reduce our investment in a joint venture which operates movie theatre-entertainment complexes. We have previously recognized impairment charges in 1996 and 1998. There can be no assurance that we will not take additional charges in the future related to the impairment of assets.

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

ITEM 2. PROPERTIES.

         As of December 31, 2000, Carmike owned 84 of its theatres, had 235 ground and improvement leases and 30 ground leases. An additional three theatres were operated by Carmike under shared ownership.

         Carmike's leases are generally entered into on a long-term basis. The theatre leases generally provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount, and the payment of property taxes, common area maintenance, insurance and repairs. Carmike, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate for various periods with the maximum renewal period totaling 10 years. As a result of the Chapter 11 Cases, the Company has the right to reject unexpired leases of real property. (See Part 1, Item 1 of this Form 10-K Report under the caption "Proceedings Under Chapter 11 of the Bankruptcy Code").

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

ITEM 3. LEGAL PROCEEDINGS.

CHAPTER 11 CASES

         The Company and its subsidiaries commenced the Chapter 11 Cases on August 8, 2000. Additional information relating to the Chapter 11 Cases is set forth in Part I, Item 1 of this Form 10-K Report under the caption "Proceedings Under Chapter 11 of the Bankruptcy Code" and in Notes 1, 2 and 3 of the Notes to the Consolidated Financial Statements. Such information is incorporated herein by reference.

OTHER PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information as of March 16, 2001 regarding the executive officers of Carmike. For purposes of this section, references to Carmike include Carmike's predecessor, Martin Theatres, Inc.

Name                                   Age     Title
- ----                                   ---     -----
C.L. Patrick.........................   82     Chairman of the Board of Directors

Michael W. Patrick...................   50     President, Chief Executive Officer and Director

Fred W. Van Noy......................   44     Chief Operating Officer

Martin A. Durant.....................   52     Senior Vice President - Finance,
                                               Treasurer and Chief Financial Officer

F. Lee Champion, III.................   50     Senior Vice President, General Counsel,
                                               Secretary and Director

Anthony J. Rhead.....................   59     Senior Vice President -- Film

P. Lamar Fields......................   46     Senior Vice President -- Real Estate

H. Madison Shirley...................   49     Senior Vice President -- Concessions and
                                               Assistant Secretary

Marilyn B. Grant.....................   53     Vice President -- Advertising

Philip A. Smitley....................   42     Assistant Vice President and Controller

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

         FRED W. VAN NOY joined Carmike in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President -- General Manager. In December 1997, he was elected to the position of Senior Vice President -- Operations. On November 21, 2000, he was elected to his present position as Senior Vice President - Chief Operating Officer.

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

         F. LEE CHAMPION, III joined Carmike on January 1, 1998 as Senior Vice President, General Counsel and Secretary. In December 1998, he was elected a director of Carmike. From October 1976 until he joined Carmike, Mr. Champion practiced law with the firm of Champion and Champion.

         ANTHONY J. RHEAD joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President -- Film of Carmike and in December 1997 was elected Senior Vice President -- Film. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

         P. LAMAR FIELDS joined Carmike in January 1983 as Director of Real Estate. He served in this position until 1985 when he became Vice President-- Development. In December 1997 he was elected to his present position of Senior Vice President -- Real Estate.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Carmike's Class A Common Stock, par value $.03 per share (the "Class A Common Stock"), is traded on the NASD's over-the-counter Bulletin Board (OTCBB) under the symbol "CKECQ." Trading in the Company's stock on the New York Stock Exchange was suspended prior to the opening of the Exchange on Friday, January 12, 2001 because the Company had fallen below certain Exchange criteria for continued listing. The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the New York Stock Exchange for the periods indicated.

                                                       High                Low
                                                       ----                ---
         2000
              First Quarter........................   $ 7 15/16          $  5 7/16
              Second Quarter.......................     6 1/16              3 7/16
              Third Quarter........................     4 1/16                11/16
              Fourth Quarter.......................       7/8                 5/16


         1999
              First Quarter.......................    $20 1/8             $15 1/2
              Second Quarter......................     21 9/16             15 5/8
              Third Quarter.......................     15 7/8              12 13/16
              Fourth Quarter......................     13 3/16              6 23/32

         On March 16, 2001, the last reported sale price of the Class A Common Stock on the over-the-counter Bulletin Board was $0.50 per share. As of March 16, 2001, there were approximately 737 holders of record of Carmike's Class A Common Stock and three holders of record of Carmike's Class B Common Stock, par value $.03 per share (the "Class B Common Stock").

         Carmike also has 550,000 shares of a series of cumulative, convertible preferred stock outstanding (the Series A Preferred Stock"), all of which are held by certain affiliates of Goldman, Sachs & Co. Each share of the Series A Preferred Stock is convertible into four shares of the Class A Common Stock. Series A Preferred Stock dividends of $1.5 million are in arrears at December 31, 2000. The terms of the Stock Purchase Agreement dated November 22, 1998 between Carmike and GS Capital Partners III, L.P. and certain of its affiliates (the "Preferred Stock Purchase Agreement") provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5%. In view of the Company's having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Series A Preferred Stock have designated two additional directors to the Company's Board of Directors.

         During fiscal year 2000, the Company did not make any sales of its unregistered equity securities.

         Carmike has never declared or paid any cash dividends on its Class A Common Stock or Class B Common Stock. Additionally, after the Petition Date, Carmike cannot declare dividends on any of its stock including the Series A Preferred Stock during the pendency of the Chapter 11 Cases without Bankruptcy Court approval. Carmike currently intends to retain future earnings for use in the expansion and operation of its business and, therefore, does not anticipate paying dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of Carmike's board of directors and will depend on Carmike's earnings, capital requirements, financial condition and other relevant factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 7 of Notes to Consolidated Financial Statements regarding restrictions in Carmike's debt instruments on Carmike's ability to pay dividends.

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

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                1996           1997         1998           1999           2000
                                                                 (1)            (2)          (3)          (3)(4)         (3)(5)
                                                              --------       --------     --------       --------       --------
                                                                 (IN MILLIONS EXCEPT PERCENTAGES, RATIOS AND OPERATING DATA)
STATEMENT OF INCOME DATA:
  Revenues:
    Admissions .........................................      $  296.6       $ 319.2      $  330.5       $  336.0       $  315.4
    Concessions and other ..............................         130.1         139.4         151.1          150.9          146.9
                                                              --------       -------      --------       --------       --------
      Total revenues ...................................         426.7         458.6         481.6          486.9          462.3
  Costs and expenses:
    Film exhibition costs ..............................         157.0         169.7         177.8          181.5          185.2
    Concession costs ...................................          17.3          18.3          19.9           19.0           21.0
    Other theatre operating costs ......................         164.1         175.1         187.9          191.1          194.8
    General and administrative .........................           6.0           6.4           7.1            7.3            6.9
    Depreciation and amortization ......................          28.4          33.4          37.5           41.2           43.2
    Impairment of long-lived
      assets (6) .......................................          45.4            --          38.3           33.0           21.2
    Restructuring charge (6) ...........................            --            --          34.7           (2.7)           -0-
                                                              --------       -------      --------       --------       --------
                                                                 418.2         402.9         503.2          470.4          472.3
                                                              --------       -------      --------       --------       --------
      Operating income (loss) ..........................           8.5          55.7         (21.6)          16.5          (10.0)
  Interest expense .....................................          20.3          23.1          27.2           36.8           31.0
                                                              --------       -------      --------       --------       --------
  Income (loss) before reorganization costs,
    income taxes and extraordinary items ...............         (11.8)         32.6         (48.8)         (20.3)         (41.0)
  Reorganization costs .................................           -0-           -0-           -0-            -0-            7.0
                                                              --------       -------      --------       --------       --------
  Income (loss) before income taxes ....................         (11.8)         32.6         (48.8)         (20.3)         (48.0)
  Income tax expense (benefit) .........................          (4.5)         12.4         (18.2)          (7.7)          25.6
                                                              --------       -------      --------       --------       --------
  Net income (loss) before extraordinary
    item ...............................................      $   (7.3)      $  20.2      $  (30.6)      $  (12.6)      $  (73.6)
                                                              ========       =======      ========       ========       ========
Weighted average common
  Shares outstanding:

  Basic ................................................        11,174        11,277        11,356         11,375         11,344
                                                              ========       =======      ========       ========       ========
  Diluted ..............................................        11,174        11,366        11,356         11,375         11,344
                                                              ========       =======      ========       ========       ========
Earnings (loss) per common share before extraordinary
  item:

  Basic ................................................      $  (0.65)      $  1.79      $  (2.73)      $  (1.37)      $  (6.62)
                                                              ========       =======      ========       ========       ========
  Diluted ..............................................      $  (0.65)      $  1.78      $  (2.73)      $  (1.37)      $  (6.62)
                                                              ========       =======      ========       ========       ========

                                                                   AS OF DECEMBER 31,
                                              -----------------------------------------------------------
                                               1996         1997         1998         1999         2000
                                                                                                    (5)
                                              -------      -------      -------      -------      -------
                                                         (IN MILLIONS, EXCEPT OPERATING DATA)
BALANCE SHEET DATA:
  Cash and cash equivalents ............      $   5.6      $  16.5      $  17.8      $   9.8      $  68.3
  Property and equipment, net ..........        388.0        497.1        573.6        666.2        621.2
  Total assets .........................        489.4        620.0        697.5        808.4        777.0
  Total long-term obligations,
    including current maturities (7) ...        268.3        360.7        351.8        470.3         52.0
  Total shareholders' equity ...........        178.0        202.9        226.3        204.2        129.1

OPERATING DATA:
  Theatre locations (8) ................          519          520          468          458          352
  Screens (8) ..........................        2,518        2,720        2,658        2,848        2,438
  Average screens per location .........          4.9          5.2          5.7          6.2          6.9
  Total attendance (in thousands) ......       74,213       75,336       77,763       74,518       67,804
  Total average screens in operation ...        2,476        2,644        2,733        2,800        2,643
  Average ticket price .................      $  4.00      $  4.24      $  4.25      $  4.51      $  4.65
  Average concession per patron ........      $  1.62      $  1.68      $  1.79      $  1.84      $  1.98

- ---------------

(1) During the year ended December 31, 1996, Carmike acquired, in various acquisitions, 14 theatres with 79 screens.

(2) On May 23, 1997, the Company acquired certain theatres (19 theatres, 104 screens) from First International Theatres for approximately $17 million. The First International Theatres acquisition purchase price included 128,986 shares of the Company's Class A Common Stock with a fair market value of approximately $4.25 million at the date of acquisition.

(3) Preferred stock dividends on the Series A Preferred Stock totaled $332,000, $3,025,000 and $1,513,000 for the years ended December 31,
         1998, 1999 and 2000, respectively. See Notes 2 and 10 of Notes to Consolidated Financial Statements.

(4) Excludes an extraordinary charge of $6,291,000 (net of income taxes) or $0.56 per diluted share.

(5) See Notes 1, 2 and 3 with respect to the Company's bankruptcy and financial reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". See Note 2 of Notes to Consolidated Financial Statements with respect to reorganization costs incurred while in bankruptcy. See Note 11 for income taxes relative to valuation allowances for deferred income tax debits.

(6) See Notes 2, 4 and 5 of Notes to Consolidated Financial Statements with respect to impairments of long-lived assets and restructuring charges.

(7) Excludes long-term restructuring reserves and deferred income tax liabilities; includes current maturities of long-term indebtedness and capital lease obligations.

(8) Excludes 28 theatres with 116 screens at December 31, 1998, which were closed by Carmike during 1999 in accordance with its restructuring plan. Excludes 84 theatres and 394 screens at December 31, 2000, which were closed by Carmike upon approval of the Bankruptcy Court of the rejection of certain leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of Carmike's financial condition and operating results should be read in conjunction with "Item 6. Selected Financial and Operating Data" and Carmike's Consolidated Financial Statements and Notes thereto.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Carmike cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause Carmike's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in Carmike's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry, competition with other forms of entertainment and other factors including, but not limited to, the following:

                  - there can be no assurance that the cash and cash equivalents on hand at December 31, 2000 and cash generated by the Company from operations and from debtor-in-possession financing, if any, will be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court;

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

                  - the Company may continue to have difficulty in maintaining or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases;

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

                  - general economic and/or business conditions in the movie industry may not be favorable such that the Company's revenues and results of operation are adversely affected;

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

and the other factors set forth in "Item 1 Business--Factors that May Affect Future Performance," as well as other factors detailed from time to time in Carmike's filings with the Securities and Exchange Commission.

         In addition, the Chapter 11 Cases may disrupt the Company's operations and may result in a number of other operational difficulties, including the following:

                  - the Company's ability to access capital markets will likely be limited;

                  - the possibility of competing chapter 11 plans of reorganization being filed for the Company;

                  - the Company's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

                  - the Company, notwithstanding its recently adopted Employee Retention and Severance Plan, may be unable to retain top management and other key personnel; and

                  - suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's cash flow.

         By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

THE INDUSTRY

         The movie exhibition industry is currently facing significant challenges, largely due to the effects of too many screens and relatively flat box office receipts. The number of screens in the United States has increased dramatically, growing from approximately 31,640 screens in 1997 to approximately 37,396 screens in 2000. Megaplexes, theatres with anywhere from 14 to 30 screens in a single theatre, have became the industry standard in most major markets. The megaplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. The megaplex theatres also contain increasingly costly improvements, such as stadium seating, state-of-the-art projection and sound systems and other expensive amenities. These megaplexes are not only competing with each other but have quickly rendered many older multiplexes obsolete, and exhibitors have not been able to dispose of or close their older facilities quickly enough.

         Audience figures have not increased on a level with the unprecedented growth in screens. Attendance was relatively flat in 2000, with no blockbuster films and a disappointing performance by the summer's movies. Box office revenues have increased due to increased ticket prices, but the increase in revenue has been diminished by the higher costs of operating so many screens in addition to movie studios getting a larger portion of box office receipts due to shorter film run times. The significant decay of older theatres and the underperformance of many new builds have put pressure on industry-wide operating results, operating margins, certain covenant requirements under bank facilities and the market price of Carmike's and other exhibitors' stock.

CHAPTER 11 CASES

         On August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries (Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel"), and Military Services, Inc. ("Military Services") (collectively with Carmike, the "Debtors") filed voluntary petitions to reorganize their business under chapter 11 of title 11 of the U.S. Code (the "Bankruptcy Code"). The filings ("Chapter 11 Cases") were made in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes. On August 23, 2000, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Debtors' unsecured creditors in the Chapter 11 Cases.

         In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required votes by affected parties. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On September 19, 2000, Wooden Nickel and Military Services, filed their bankruptcy schedules with the Bankruptcy Court. Carmike and Eastwynn filed their schedules on October 18, 2000. The schedules set forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records and the schedules may be amended by the Debtors. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable. In addition to these schedules, the Debtors must file with the Bankruptcy Court monthly operating reports that show, among other things, for each month cash receipts and disbursements, net income, a balance sheet and a summary of unpaid post-petition debts.

         The Chapter 11 Cases resulted from a sequence of events and the unforeseen effect that these events would have in the aggregate on the Company. Surprisingly weak film performance during the summer of 2000 contributed to the Company's revenues for the summer of 2000 significantly underachieving the Company's internal projections. Like its competitors, the Company had ramped up its costs by expending significant funds in building megaplexes and in making improvements to existing theatres in order to attract and accommodate larger audiences. Consequently, the effect of poor summer returns was substantial on the Company in its efforts to comply with the financial covenants under its $200 million Revolving Credit Facility and $75 million Term Loan Credit Agreement (the "Bank Facilities"). On June 30, 2000, the Company was in technical default of certain financial covenants contained in the Bank Facilities and was unable to negotiate amendments with the lenders to resolve these compliance issues, as the Company had been able to do in the past. On July 28, 2000, the agents under the Bank Facilities issued a Payment Blockage Notice to Carmike and the indenture trustee for the 9 3/8% Subordinated Notes due 2009 (the "Subordinated Notes") prohibiting payment by Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Subordinated Notes on August 1, 2000. Faced with significant operating shortfalls, unavailability of credit and problems dealing with the Company's lenders, among other things, the Company filed for bankruptcy in order to continue its business.

         The initial response of many of Carmike's vendors to the Chapter 11 filing was negative and, as a result, Carmike's operations were encumbered during the two weeks immediately following the Petition Date. During those two weeks, newspapers refused to run the Company's advertisements and then required payments in advance of advertisement runs. Carmike to a large degree has relied upon advertisements and movie schedules published in newspapers (in addition to its website, Carmike.com) to inform customers of film selections and showtimes in its theatres. In addition, during those two weeks, vendors stopped delivering film and concessions, and certain film distributors stopped allocating films to the Company. Also, customers were at first confused as to whether a Chapter 11 filing meant that the Company was no longer conducting business. In addition, employee morale immediately after the Chapter 11 filing declined as employees became uncertain as to the consequences of a Chapter 11 filing for them and the future of the Company.

         As the Company made efforts to inform and reassure concerned parties about the meaning of a Chapter 11 filing and obtained Bankruptcy Court approval to repay certain immediate obligations, most of the vendor relationships were restored and services resumed. The Company has been continuing its business operations. After the two week hiatus, newspapers returned to running the Company's advertisements and movie schedules. Additionally, vendors have resumed film and concession deliveries, and, following the Company's settlement with the film distributors, as approved by the Bankruptcy Court, the distributors returned to supplying the Company with film product. In order to enhance employee morale, the Company instituted the Employee Retention and Severance Plan to encourage key employees to remain with the Company.

         As a debtor-in-possession under Chapter 11, the Company can not pay pre-petition debts without prior Bankruptcy Court approval. Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. To date, the most significant of these orders: (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their theatres and approximately $37 million to film distributors as set forth below; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

         As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The Debtors, have already received approval from the Bankruptcy Court to reject theatre leases relating to 119 theatre locations of the Debtors. The 119 theatres approved for rejection generated approximately $13.2 million and $6.4 million in theatre-level cash flow losses for the years ended December 31, 2000 and 1999, respectively. Such losses are measured by subtracting revenues generated at such theatre locations from costs of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

         The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to propose a plan of reorganization on application of the Debtors has been at the current time extended to September 28, 2001. At any time after April 11, 2001, the Creditors' Committee or the pre-petition lenders may require the Debtors to file a motion with the Bankruptcy Court to confirm the definitive balance of the exclusivity period. The Debtors, subject to Bankruptcy Court approval, have retained a financial advisory firm to assist it in, among other things, developing the business plan and plan of reorganization. If the Debtors fail to obtain an extension of the exclusive period or to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

         After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. A "cram down" as well as other potential plans of reorganization could also result in holders of the Company's capital stock receiving no value for their interests. Because of such possibilities, the value of the Company's capital stock, including but not limited to its Class A Common Stock, is highly speculative.

         Since the Petition Date, the Debtors have continued to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. Management has had to stabilize the business of the Debtors and must evaluate their operations before beginning the development of a reorganization plan. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of pre-petition liabilities are limited to those approved by the Bankruptcy Court.

         The Debtors have retained the financial advisory firm DKW to assist it in developing a plan of reorganization and a five-year business plan. In connection with the formulation of a plan of reorganization, management together with DKW, has been reviewing the performance of each of the Company's operations and analyzing the valuation of the Company at various periods. In addition, with the assistance of DKW, the Company has been identifying its underperforming theatres and evaluating approaches to optimize its portfolio of existing theatres.

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

         As of the Petition Date, the trade creditors of the Debtors holding the largest unpaid claims were the film distributors, with claims aggregating approximately $37 million. After the Debtors commenced their Chapter 11 Cases, several distributors elected to cease supplying the Debtors with new film product until their claims against Debtors for pre-petition film exhibition fees were paid in full. The Company negotiated an agreement with each of its principal film distributors to repay their pre-petition claims for film exhibition fees in full as critical vendors in 17 weekly installments ending December 26, 2000, (collectively, the "Motion Picture Distributor Agreements"). The Bankruptcy Court approved each of the Motion Picture Distributor Agreements at a hearing held on September 14, 2000. Based on the Motion Picture Distributor Agreements, the film distributors have supplied the Debtors with new film product again. Each of the principal film distributors has agreed to the terms of the Motion Picture Distributor Agreements, which include provisions relating to the payment of pre-petition claims as well as payments during the Chapter 11 Cases. A refusal by one or more of the film distributors to supply the Debtors with films is likely to have a material adverse effect on the Debtors.

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

         Subsequent to the Petition Date, the Company identified certain owned theatres and other leased theatres which have not yet been rejected but had indicators of impairments. These theatres have been identified as impaired as a result of decreased cash flows due to new competition in their markets or management's plans relative to future operations. The Company has recognized impairment charges of approximately $21.2 million (approximately $1.87 per diluted share) for 18 theatres with 130 screens (the "2000 Impairment Charge"). Further asset impairments may occur as the Company rejects additional leases and when the plan of reorganization is finalized and approved. These impairment charges (the 2000 Impairment Charge plus impairment charges related to reorganization - see Note 2--Proceedings Under Chapter 11) reduced the carrying value of property and equipment by $24.2 million (costs of $34.4 million less accumulated depreciation and amortization of $10.2 million) and the excess of purchase price over net assets of businesses acquired by approximately $2.0 million.

         In the fourth quarter of 1999, Carmike identified impairments of asset values for 82 theatres with 432 screens (the "1999 Impairment Charge"). The 82 theatres included a further impairment of 29 theatres that were included in previous impairment charges. There can be no assurance that Carmike will not take additional charges in the future related to the impairment of assets. The 1999 Impairment Charge totaled approximately $28 million (approximately $17 million after income taxes or $1.50 per diluted share). This charge reduced the carrying value of property and equipment by approximately $22 million (costs of approximately $35 million less accumulated depreciation and amortization of approximately $13 million) and the excess of purchase price over net assets of business acquired by approximately $6 million.

         During the fourth quarter of 1999, Carmike also identified an investment in a joint venture as permanently impaired based on the joint venture's estimate of future cash flows. The 50% owned joint venture is managed by Carmike under a management agreement and we prepare the joint venture's cash flow estimates. The joint venture operated three movie theatre/entertainment complexes, which have closed as of December 31, 2000. The impairment charge of approximately $5 million (approximately $3 million after income taxes or $.30 per diluted share) (together with the 1999 Impairment Charge, collectively, the "1999 Impairment Charges") represents our pro-rata portion of the joint-venture's impairment.

         In the fourth quarter of 1998, Carmike identified impairments of asset values for 145 theatres with 610 screens (including further impairments for 46 theatres that were part of a 1996 impairment charge) (the "1998 Impairment Charge"). The 1998 Impairment Charge of approximately $38 million (approximately $24 million after income taxes or $2.12 per diluted share) reduced the carrying value of property and equipment by approximately $29 million (costs of approximately $49 million less accumulated depreciation and amortization of approximately $20 million) and the excess of purchase price over net assets of businesses acquired by approximately $9 million.

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

         As a result of the reduced carrying amount of the impaired assets due to the 1998 and 1999 Impairment Charges, depreciation and amortization expense for 2000, 1999, and 1998 was reduced by approximately $9 million, $7 million and $4 million, respectively (2000 - approximately $9 million after income taxes or $.81 per diluted share; 1999 - approximately $4 million after income taxes or $.37 per diluted share; 1998 - approximately $2 million after income taxes or $.19 per diluted share). Depreciation and amortization for 2001 will be reduced by approximately $10 million as a result of the impairment charges.

         As a result of the Chapter 11 Cases, the Company has delayed its plans to retrofit or expand existing theatres using equipment that is held by the Company. Also, the Company has significant amounts of equipment available for removal or already removed from the theatres closed due to lease rejections. The future fair value of this equipment (net book value of approximately $19.0 million at December 31, 2000) will be largely determined by the Company's ability to build new theatres or retrofit and expand existing theatres in the future. The future use of this equipment, and, therefore an estimate of its future value, will not be finalized until the Company's bankruptcy plan is finalized and approved by the Bankruptcy Court.

         Carmike has approximately $46 million of excess of purchase price over net assets of businesses acquired ("goodwill") recorded at December 31, 2000. The goodwill values arose from acquisitions made by Carmike during the period from 1982 through 1997 and are amortized on a straight-line basis over a forty year life. Generally, Carmike has not exited any markets which were acquired through its acquisitions even if individual theatres might be closed within that market. Carmike evaluates goodwill for impairment in accordance with the requirements of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of . The unimpaired goodwill at December 31, 2000 was evaluated by Carmike based on estimated theatre and market level cash flows (see Note 4 of Notes to Consolidated Financial Statements) and Carmike believes that the assigned life of goodwill is appropriate.

         The 2000 Impairment Charge, the 1999 Impairment Charges and the 1998 Impairment Charge are reflected as operating expenses in Carmike's Consolidated Financial Statements.

         Restructuring Charge

         In December 1998, Carmike's Board of Directors approved a restructuring plan involving the closure or disposition of 28 theatres (116 screens) in certain markets that did not fit Carmike's operating and growth strategies (the "1998 Restructuring Plan"). In accordance with the 1998 Restructuring Plan, the theatres were closed during 1999. Those theatres with remaining lease terms at the Petition Date have been approved for rejection by the Bankruptcy Court. Carmike has recognized a charge of approximately $35 million (approximately $21 million after income taxes or $1.89 per diluted share) to establish reserves for future cash expenditures related to these theatres. The established reserves are primarily for future lease payments payable in accordance with the terms of the lease agreements and for certain lease related costs. There are no material employee termination costs as a result of the closure of these theatres.

         During June 1999, Carmike revised its estimates of the total costs to be incurred for its 1998 Restructuring Plan. The approximately $3 million decrease in estimated costs (approximately $2 million after income taxes or $.15 per diluted share) was the result of a lessor initiated early buyout of a lease included in the 1998 Restructuring Plan. The early lease termination provides savings for the lease payments, utilities and other associated lease costs which were expected to be incurred over the remaining lease period at December 31, 1998. During 2000, the Company negotiated a settlement with a lessor that eliminated future payments under the terms of the lease. In addition, a stipulation was signed by the lessor in which the lessor released future claims in exchange for the theatre equipment and leasehold improvements. The reorganization reserve was reduced by a $755,000 credit to reorganization costs for this transaction. Disbursements charged against the reserves established for the 1998 Restructuring Plan were approximately $2.9 million and $3.7 million during 2000 and 1999, respectively.

         Revenues during the year ended December 31, 1998 for the theatres closed under the 1998 Restructuring Plan were approximately $8.7 million. Operating losses during the year ended December 31, 1998 for the theatres included in the 1998 Restructuring Plan were approximately $3.6 million.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated the percentage of total revenues represented by certain items reflected in Carmike's Consolidated Statements of Operations:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                              1996        1997        1998        1999(1)       2000
                                             ------      ------      ------       -------      ------
Revenues:
   Admissions .............................    69.5%       69.6%       68.6%         69.0%       68.2%
   Concessions and other ..................    30.5        30.4        31.4          31.0        31.8
                                             ------      ------      ------        ------      ------
     Total revenues .......................   100.0       100.0       100.0         100.0       100.0
Costs and expenses:
   Film exhibition costs(2) ...............    36.8        37.0        36.9          37.3        40.1
   Concession costs .......................     4.0         4.0         4.1           3.9         4.5
   Other theatre operating costs ..........    38.4        38.2        39.0          39.2        42.2
   General and administrative .............     1.4         1.4         1.5           1.5         1.5
   Depreciation and amortization ..........     6.7         7.3         7.8           8.4         9.3
   Impairment of long-lived assets ........    10.7          --         8.0           6.8         4.6
   Restructuring charge ...................      --          --         7.2           (.5)         --
                                             ------      ------      ------        ------      ------
                                               98.0        87.9       104.5          96.6       102.2
                                             ------      ------      ------        ------      ------
     Operating income (loss) ..............     2.0        12.1        (4.5)          3.4        (2.2)
Interest expense ..........................     4.7         5.0         5.6           7.6         6.7
                                             ------      ------      ------        ------      ------
Income (loss) before reorganization costs,
   income taxes and extraordinary items ...    (2.7)        7.1       (10.1)         (4.2)       (8.9)
Reorganization costs ......................      --          --          --            --         1.5
                                             ------      ------      ------        ------      ------
Income (loss) before income taxes .........    (2.7)        7.1       (10.1)         (4.2)      (10.4)
Income tax expense (benefit) ..............    (1.0)        2.7        (3.8)         (1.6)        5.5
                                             ------      ------      ------        ------      ------
Net income (loss) before
   extraordinary item .....................    (1.7)%       4.4%       (6.3)%        (2.6)%     (15.9)%
                                             ======      ======      ======        ======      ======

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                              1996        1997        1998        1999(1)       2000
                                             ------      ------      ------       -------      ------
Other information:
Film exhibition costs as % of
   admissions revenue(2) ..................    52.9%       53.1%       53.8%         54.0%       58.7%
Concession costs as a % of
   concession revenue .....................    14.2%       14.4%       14.3%         14.0%       15.6%

- ------------

(1)      Excludes extraordinary items for loss on debt refinancing.

(2) Film exhibition costs include advertising expenses net of co-op reimbursements.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenues for the year ended December 31, 2000 decreased to $462 million from $487 million. This decrease is due primarily to a decrease in attendance of 9% partially offset by an increase in total dollars spent per patron. The decrease in attendance was partially due to the uncertainty created in the Company's filing for Chapter 11 protection and less than anticipated acceptance of film product. When Carmike filed for Chapter 11 protection numerous business interruptions were encountered, including: the loss of newspaper advertisements, utility cut-offs, loss of film, employee resignations and supplier cut-offs, that all had an effect on decreasing attendance. Attendance per average screen was 25,654 for 2000 compared to 26,614 for 1999. Revenue per average screen was $174,914 for 2000 compared to $173,902 for 1999. Average admission prices increased 3.1% to $4.65 for 2000 compared to $4.51 the previous year with the average concessions sale per patron increasing 7.6% to $1.98 for 2000 from $1.84 for 1999.

         Cost of theatre operations (film exhibition costs, concession costs and other theatre operating costs) increased 2.3% to $401 million from $392 million due (i) to increased film rent as a result of films that did not play for an extended period of time, which provides greater percentage payments to the distributors, (ii) increased lease costs due to theatres opened in 1999 and 2000, and (iii) increased startup costs for new theatres. Additionally, higher costs were incurred due to the Chapter 11 Cases as film companies adjusted the terms on their movies, newspapers changed the full contract rates for advertising and concession items were purchased in local markets at retail prices. As a percentage of revenue, cost of theatre operations increased from 80.4% of total revenues in 1999 to 86.8% of total revenues in 2000.

         General and administrative costs were $6.9 million for 2000 and $7.3 million for 1999. As a percentage of total revenues, general and administrative costs were 1.50% in both 2000 and 1999.

         Depreciation and amortization increased 4.9% to $43 million from $41 million as a result of the new screens in operation from our expansions in 2000 and 1999. The 1998 and 1999 Impairment Charges reduced the values of property and equipment and goodwill. These adjustments to cost reduced the amount of depreciation and amortization recognized during 2000 by approximately $9.2 million.

         Interest expense for the year ended December 31, 2000 decreased 16.2% to $31 million from $37 million for the year ended December 31, 1999. The Company stopped recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 in accordance with the requirements of Statement of Position 90-7 "Financial Reporting by Entities In Reorganization under the Bankruptcy Code" ("SOP 90-7").

         Income tax expense of $26 million was recorded in 2000 versus an income tax benefit of $7.8 million recognized in 1999. In periods prior to June 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale/leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. As a result the Company recorded a valuation allowance of $41 million during 2000.

         Reorganization costs of $7 million have been incurred since the Petition Date and include $4 million of professional fees and $5 million of asset impairments directly related to actions taken under the Chapter 11 Cases including, among other things, lease rejections. These costs have been offset by $2 million of interest income and gain on asset sales subsequent to the Petition Date.

         During the period ended March 31, 1999 the Company recognized an extraordinary charge of $10.1 million ($6.3 million net of income tax benefit, or $0.55 per diluted share) for the prepayment premiums paid in connection with the redemption of senior notes and the elimination of certain deferred debt costs related to indebtedness which was retired in February 1999.

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

         During the period ended March 31, 1999 the Company recognized an extraordinary charge of $10.1 million ($6.3 million net of income tax benefit, or $0.55 per diluted share) for the prepayment premiums paid in connection with the redemption of senior notes and the elimination of certain deferred debt costs related to indebtedness which was retired in February 1999.

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

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS

         Carmike is exposed to various market risks. Prior to the Petition Date, these exposures primarily relate to changes in interest rates. Substantially all of the Company's interest is suspended during the bankruptcy.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Carmike adopted Statement No. 133 effective January 1, 2001. The Statement requires Carmike to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 will not have a significant effect on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital of $27.1 million as of December 31, 2000, compared to a working capital deficit of $60.1 million at December 31, 1999. The improved working capital recorded as of December 31, 2000 reflects $47.1 million in current liabilities reported as "Liabilities Subject to Compromise". Including this amount, the working capital deficit at December 31, 2000 would have been $20.0 million. These deficits were financed through the operating "float" and, prior to the commencement of the Chapter 11 Cases, through borrowing availability under Carmike's $200 million Revolving Credit Facility (the "Revolving Credit Facility"). At December 31, 2000, the Company had approximately $71.8 million in cash and cash equivalents and short-term investments on hand. No further amounts were available for borrowings under Carmike's Revolving Credit Facility. As of March 23, 2001, the Company had approximately $67 million in cash and cash equivalents and short-term investments on hand.

         Carmike's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During 2000, such capital expenditures totaled $44.9 million. The Company had one theatre under construction on December 31, 2000. Capital expenditures to complete this theatre will amount to approximately $1.5 million.

     Cash provided by operating activities was $27.2 million for the twelve-months ended December 31, 2000, compared to cash provided by operating activities of $59.6 million for the twelve-months ended December 31, 1999. The decrease in cash flow from operating activities was primarily due to the reduction in net income, partially offset by changes in operating assets and liabilities. Net cash used in investing activities was $15.7 million for the year ended December 31, 2000 as compared to $135.0 million in the prior year. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from a sale and leaseback transaction. For the year ended December 31, 2000 and 1999, cash provided by financing activities was $47.0 million and $66.6 million, respectively. The decrease was primarily due to reduced borrowings under the Revolving Credit Facility.

     Professional fees have averaged approximately $800,000 per month from the Petition Date through December 31, 2000. Carmike will continue to incur significant professional fees during the remainder of the Chapter 11 Cases.

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

         The Debtors are operating their businesses as debtors-in-possession under chapter 11, and continuation of the Company as a going concern is contingent upon its ability, among other things, to generate sufficient cash from operations and obtain financing sources to meet future obligations. In connection with the formulation of a plan of reorganization, management, along with DKW, has been reviewing the performance of each of the Company's operations. Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As previously discussed, to date the Debtors have received approval to reject 119 theatre leases.

         There is a question as to whether the Master Lease is a financing or a true lease for bankruptcy law purposes. If the Master Lease is determined to be a true lease, the Company would be required to make rent payments, as provided for in the Master Lease, during the pendency of the Chapter 11 Cases. If the Master Lease is determined to be a financing, the Debtors would not be required to make rent payments as provided for under the Master Lease during the pendency of the Chapter 11 Cases. The Company may, however, be required to make "adequate protection" payments to compensate the landlord under the Master Lease for any diminution in value of the properties during the pendency of the Chapter 11 Cases. On February 13, 2001, the agent for the Master Lease lenders commenced an advisory proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company is currently in discussions with the Master Lease lenders regarding the treatment of the Master Lease as a financing or true lease.

         The Company has been incurring and will continue to incur significant professional fees and other restructuring costs. The Company anticipates that it may incur additional impairments of long-lived assets in connection with the Chapter 11 Cases and the ongoing restructuring of its business operations during fiscal year 2001.

         Both before and after the commencement of the Chapter 11 Cases, Carmike has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to elimination of new movie theatre development, curtailment of renovation and expansion of existing theatres, increased management control over expenditures, aggressive marketing of surplus assets and evaluations of capital sources and debt restructurings

         The Company expects that cash and cash equivalents on hand and cash flow from operations should provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company does not currently anticipate the need for Debtor-In-Possession ("DIP") financing. Should the Company determine at a later date there is a need for such financing, there can be no assurance that DIP financing will be available to the Company on satisfactory terms and conditions, if at all. Carmike's long-term liquidity and the adequacy of Carmike's capital resources cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management and Market Sensitive Instruments."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998

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

                         Report Of Independent Auditors

      Board of Directors and Shareholders
      Carmike Cinemas, Inc.

      We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (a debtor-in-possession as of August 8, 2000) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmike Cinemas, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that Carmike Cinemas, Inc. will continue as a going concern. As more fully described in Notes 1 and 2, on August 8, 2000, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of developing a plan of reorganization for approval by the U.S. Bankruptcy Court and the Company's creditors. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


      Columbus, Georgia
      March 15, 2000

      /s/ Ernst & Young LLP
      -------------------------

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                     DECEMBER 31,
                                                                               2000                1999
                                                                            ----------          ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                $   68,271          $    9,761
   Accounts and notes receivable                                                 1,627               1,459
   Inventories                                                                   4,029               4,240
   Recoverable construction allowances--Note 6                                  13,392              15,259
   Recoverable income taxes                                                        -0-               5,775
   Prepaid expenses                                                              7,109              10,257
                                                                            ----------          ----------
                                              TOTAL CURRENT ASSETS              94,428              46,751

OTHER ASSETS
   Investments in and advances to partnerships                                   8,747              14,270
   Deferred income taxes-- Note 11                                                 -0-              21,038
   Other                                                                         6,702              10,542
                                                                            ----------          ----------
                                                                                15,449              45,850

PROPERTY AND EQUIPMENT--Notes 2, 4, 7 and 8
   Land                                                                         67,041              71,239
   Buildings and improvements                                                  200,898             247,283
   Leasehold improvements                                                      277,322             262,310
   Leasehold interests                                                          15,429              18,185
   Equipment                                                                   255,931             250,323
                                                                            ----------          ----------
                                                                               816,621             849,340

   Accumulated depreciation and amortization                                  (195,456)           (183,100)
                                                                            ----------          ----------
                                                                               621,165             666,240

EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES
   ACQUIRED--Note 4                                                             45,991              49,551
                                                                            ----------          ----------



                                                                            $  777,033          $  808,392
                                                                            ==========          ==========

                                                                                                  DECEMBER 31,
                                                                                            2000                1999
                                                                                         ----------          ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                      $   34,847          $   56,677
   Accrued expenses--Notes 1 and 3                                                           29,903              46,159
   Current maturities of long-term indebtedness and capital lease
     obligations                                                                              2,569               4,008
                                                                                         ----------          ----------
                                          TOTAL CURRENT LIABILITIES                          67,319             106,844
LONG-TERM LIABILITIES
   Long-term debt, less $1,724 in current maturities and $455,239 classified as subject to compromise at December 31,
     2000--Notes 3 and 7                                                                        -0-             413,688
   Capital lease obligations, less current maturities and $2,085 classified as subject to compromise at December 31,
     2000--Note 8                                                                            49,430              52,639
   Deferred income taxes--Note 11                                                             1,927                 -0-
   Restructuring  reserve,  less $24,683  classified  as subject to
     compromise--Note 3                                                                         -0-              24,615
   Other                                                                                        -0-               6,409
                                                                                         ----------          ----------
                                                                                             51,357             497,351

LIABILITIES SUBJECT TO COMPROMISE--NOTE 3                                                   529,236                 -0-

COMMITMENTS AND CONTINGENCIES--NOTES 2,3, 5, 8 AND 12

SHAREHOLDERS' EQUITY--Notes 2, 9 and 10
     5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock,
       $1.00 par value, authorized 1,000,000 shares, issued and outstanding
       550,000 shares; involuntary liquidation
       value of $ 55,000,000                                                                    550                 550
     Class A Common Stock, $.03 par value, one vote per share,
       authorized 22,500,000 shares, issued and outstanding
       10,018,287 and 9,968,287 shares, respectively                                            301                 299
     Class B Common Stock, $.03 par value, ten votes per share, authorized
       5,000,000 shares, issued and outstanding 1,370,700 and 1,420,700 shares,
       respectively                                                                              41                  43
     Treasury Stock, at cost, 44,800                                                           (441)               (441)
     Paid-in capital                                                                        158,772             158,772
     Retained earnings (deficit)                                                            (30,102)             44,974
                                                                                         ----------          ----------
                                                                                            129,121             204,197
                                                                                         ----------          ----------
                                                                                         $  777,033          $  808,392
                                                                                         ==========          ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                            2000                1999                1998
                                                                         ----------          ----------          ----------
Revenues:
   Admissions                                                            $  315,395          $  335,980          $  330,534
   Concessions and other                                                    146,902             150,945             151,034
                                                                         ----------          ----------          ----------
                                                                            462,297             486,925             481,568
Costs and expenses:
  Film exhibition costs                                                     185,195             181,504             177,754
  Concession costs                                                           20,964              19,046              19,911
  Other theatre operating costs                                             194,789             191,063             187,870
  General and administrative expenses                                         6,889               7,316               7,115
  Depreciation and amortization expenses                                     43,174              41,146              37,502
  Impairments of long-lived assets--Note 2 and 4                             21,250              32,993              38,300
  Restructuring charge--Note 5                                                  -0-              (2,671)             34,699
                                                                         ----------          ----------          ----------
                                                                            472,261             470,397             503,151
                                                                         ----------          ----------          ----------
                                        OPERATING INCOME (LOSS)              (9,964)             16,528             (21,583)

   Interest  expense  (Contractual  interest for the year ended
   December 31, 2000 was $46,863)                                            31,009              36,853              27,230
                                                                         ----------          ----------          ----------
             LOSS BEFORE REORGANIZATION COSTS, INCOME TAXES AND
                                             EXTRAORDINARY ITEM             (40,973)            (20,325)            (48,813)

   Reorganization costs--Note 2                                               7,042                 -0-                 -0-
                                                                         ----------          ----------          ----------
                LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM             (48,015)            (20,325)            (48,813)

   Income tax expense (benefit)--Note 9                                      25,548              (7,740)            (18,166)
                                                                         ----------          ----------          ----------
                            NET LOSS BEFORE EXTRAORDINARY ITEM              (73,563)            (12,585)            (30,647)

   Extraordinary item (net of income taxes)--Note 7                             -0-              (6,291)                -0-
                                                                         ----------          ----------          ----------
                                                       NET LOSS             (73,563)            (18,876)            (30,647)

Preferred stock dividends                                                    (1,513)             (3,025)               (332)
                                                                         ----------          ----------          ----------
                            NET LOSS AVAILABLE FOR COMMON STOCK          $  (75,076)         $  (21,901)         $  (30,979)
                                                                         ==========          ==========          ==========
Weighted average shares outstanding:
   Basic and diluted                                                         11,344              11,375              11,356
                                                                         ==========          ==========          ==========
Loss per common share before extraordinary item:
   Basic and diluted                                                     $    (6.62)         $    (1.37)         $    (2.73)
                                                                         ==========          ==========          ==========
Loss per common share:
   Basic and diluted                                                     $    (6.62)         $    (1.93)         $    (2.73)
                                                                         ==========          ==========          ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                               2000                1999                  1998
                                                                            ----------          ----------            ----------
OPERATING ACTIVITIES
   Net loss                                                                 $  (73,563)         $  (18,876)           $  (30,647)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                           43,174              41,146                37,502
        Impairment charges                                                      26,134              32,993                38,300
        Restructuring charge                                                      (755)             (2,671)               34,699
        Deferred income taxes                                                   22,965              (6,979)              (26,490)
        Recoverable income taxes                                                 5,775              (5,775)                  -0-
        Gain on sales of property and equipment                                 (3,018)             (2,765)                 (282)
        Other gains                                                                -0-                 -0-                  (898)
        Extraordinary charge                                                       -0-              10,146                   -0-
        Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                            43                (276)                 (533)
           Prepaid expenses                                                      3,148              (4,371)                 (438)
           Accounts payable                                                     37,625              11,144                19,411
           Accrued expenses and other liabilities                                5,150               5,913                21,409
                                                                            ----------          ----------            ----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES
                                    BEFORE REORGANIZATION ITEMS                 66,678              59,629                92,033
    Reorganization items--Note 2                                               (39,497)                -0-                   -0-
                                                                            ----------          ----------            ----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES                 27,181              59,629                92,033

INVESTING ACTIVITIES
   Purchases of property and equipment                                         (44,948)           (140,480)             (146,713)
   Proceeds from sales of property and equipment                                 4,473               5,069                 6,007
   Proceeds from sale/leaseback transaction--Note 8                             23,589                 -0-                   -0-
   Decrease (increase) in:
     Other                                                                       1,249                 372                   121
                                                                            ----------          ----------            ----------
                         NET CASH USED IN INVESTING ACTIVITIES                 (15,637)           (135,039)             (140,585)
FINANCING ACTIVITIES
   Debt:
     Additional borrowings, net of debt issuance costs                         341,211           2,422,818             3,215,000
     Repayments (including prepayment penalties)                              (294,599)         (2,337,724)           (3,223,979)
   Issuance of Preferred Stock                                                     -0-                 -0-                54,000
   Preferred stock dividends                                                    (1,513)             (3,025)                  -0-
   Issuance of Class A Common Stock                                                -0-                 230                   416
   Repurchase of Class A Common Stock                                              -0-                (441)                  -0-
   Recoverable construction allowances under capital leases                      1,867             (15,259)                2,100
                                                                            ----------          ----------            ----------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                   46,966              66,599                47,537
                                                                            ----------          ----------            ----------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   58,510              (8,811)               (1,015)

Cash and cash equivalents at beginning of year                                   9,761              18,572                19,587
                                                                            ----------          ----------            ----------
                     CASH AND CASH EQUIVALENTS AT END OF YEAR               $   68,271          $    9,761            $   18,572
                                                                            ==========          ==========            ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS)

                                                           SERIES A SENIOR CUMULATIVE
                                                            CONVERTIBLE EXCHANGEABLE                CLASS A
                                                                 PREFERRED STOCK                 COMMON STOCK
                                                           ---------------------------------------------------------
                                                           SHARES              AMOUNT        SHARES          AMOUNT
                                                           ------              ------        ------          ------
BALANCES AT DECEMBER 31, 1997                                 -0-              $  -0-         9,919          $  298

   Issuance of Class A Common Stock on
       exercise of stock options                               --                  --            23              --
   Issuance of Preferred Stock                                550                 550            --              --
   Dividends on Preferred Stock                                --                  --            --              --
   Net income                                                  --                  --            --              --
                                                           ------              ------        ------          ------
BALANCES AT DECEMBER 31, 1998                                 550                 550         9,942             298


   Issuance of Class A Common Stock on
     exercise of stock options                                 --                  --            26               1
   Purchase of Treasury Stock                                  --                  --            --              --
   Dividends on Preferred Stock                                --                  --            --              --
   Net loss                                                    --                  --            --              --
                                                           ------              ------        ------          ------
BALANCES AT DECEMBER 31, 1999                                 550                 550         9,968             299

   Issuance of Class A Common Stock by
     Conversion of Class B Common Stock                        --                  --            50               2
   Dividends on Preferred Stock                                --                  --            --              --
   Net loss                                                    --                  --            --              --
                                                           ------              ------        ------          ------
BALANCES AT DECEMBER 31, 2000                                 550              $  550        10,018          $  301
                                                           ======              ======        ======          ======

See accompanying notes

       CLASS B
     COMMON STOCK                 TREASURY STOCK              PAID-IN           RETAINED
SHARES          AMOUNT         SHARES        AMOUNT           CAPITAL           EARNINGS             TOTAL
- ------          -----          ------        ------           --------          --------           ---------
 1,421           $ 43            -0-          $ -0-           $104,677          $ 97,854           $ 202,872


    --             --             --             --                416                --                 416
    --             --             --             --             53,450                --              54,000
    --             --             --             --                 --              (332)               (332)
    --             --             --             --                 --           (30,647)            (30,647)
- ------           ----           ----          -----           --------          --------           ---------
 1,421             43            -0-            -0-            158,543            66,875             226,309


    --             --             --             --                229                --                 230
    --             --            (45)          (441)                --                --                (441)
    --             --             --             --                 --            (3,025)             (3,025)
    --             --             --             --                 --           (18,876)            (18,876)
- ------           ----           ----          -----           --------          --------           ---------
 1,421             43            (45)          (441)           158,772            44,974             204,197


   (50)            (2)            --             --                 --                --                  --
    --             --             --             --                 --            (1,513)             (1,513)
    --             --             --             --                 --           (73,563)            (73,563)
- ------           ----           ----          -----           --------          --------           ---------
 1,371           $ 41            (45)         $(441)          $158,772          $(30,102)          $ 129,121
======           ====           ====          =====           ========          ========           =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
DECEMBER 31, 2000

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements of Carmike Cinemas, Inc. ("Carmike") and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2--Proceedings Under Chapter 11, on August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries, Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel") and Military Services, Inc. ("Military Services") (collectively with Carmike, the "Debtors") filed voluntary petitions for relief under chapter 11 ("the "Chapter 11 Cases") of title 11 of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes only. The Debtors are operating their respective businesses as debtors-in-possession. On August 23, 2000, the Office of the United States Trustee for the District of Delaware (the "U.S. Trustee") appointed an Official Committee of Unsecured Creditors.

As a result of the Company's recurring losses, the Chapter 11 Cases and circumstances relating to this event, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is developed and is approved by the Bankruptcy Court, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful operations. Management is in the process of developing a plan of reorganization.

In connection with the Chapter 11 Cases, the Company is required to report in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") for financial statements for the period beginning August 8, 2000 and thereafter. SOP 90-7 requires (i) that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the Company in the consolidated statement of operations. The liabilities are recorded in the amounts reflected on the Debtors' books and records and are not necessarily the amounts that the liabilities will ultimately be allowed by the Bankruptcy Court. Due to the Company's Chapter 11 Cases, the value of certain of the Company's long-lived assets has been impaired (see Note 2--Proceedings Under Chapter 11 and Note 4--Impairment of Long-Lived Assets). As additional leases are approved for rejection by the Bankruptcy Court, additional long-lived asset impairments may be recognized by the Company. Also, amounts reported on the accompanying Consolidated Balance Sheets could materially change as a result of a plan of reorganization, as such reported amounts currently do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS: The primary business of the Company is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. Substantially all revenues are received in cash and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 98.8%, 97.8% and 98.1% of the Company's admission revenues in 2000, 1999 and 1998, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS: Cash equivalents are highly liquid investments consisting primarily of money market accounts and investment grade, short-term debt instruments and have maturities at the date of purchase of less than three months. The Company limits the amount of its credit exposure to any one commercial issue of debt instruments. Cash equivalents are stated at cost which represents the deposit amount plus interest credited to the account. Deposits with banks are federally insured in limited amounts. At December 31, 2000, the Company held cash and cash equivalents of approximately $3.5 million in accounts that were frozen as a result of the Chapter 11 Cases. Such amounts are classified as other long-term assets in the accompanying Balance Sheets. During March 2001, these amounts were distributed to the Company's bank group as reductions of amounts outstanding under the Bank Facilities.

SHORT-TERM INVESTMENTS: Short-term investments consist principally of U.S. Government securities with maturity dates less than one year from date of purchase and are stated at cost which approximates market.

INVENTORIES: Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.

INVESTMENT IN PARTNERSHIPS: The Company is a partner in various partnerships (two in both 2000 and 1999; three in 1998) which operate motion picture theatres. The investments in these partnerships are accounted for by the equity method, whereby the cost of the investment is adjusted to reflect the Company's equity in the earnings or losses of the partnership less withdrawals made by the Company. The Company's equity in the losses of these partnerships, prior to impairment charges, was approximately $(980,000), $(891,000) and $(616,000) in 2000, 1999 and 1998, respectively. These amounts are included as "Concessions and other" in the accompanying Consolidated Statements of Operations. Also see
Note 4--Impairments of Long-Lived Assets.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ACCRUED EXPENSES: Accrued expenses include the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                  2000             1999
                                                                                --------         --------
                  Deferred revenues                                             $ 10,680         $ 13,413
                  Deferred and other accrued rents                                 8,754           11,527
                  Property taxes                                                   2,972            4,982
                  Other accruals                                                   7,497            4,044
                  Restructuring reserves                                             -0-            3,728
                  Accrued interest                                                   -0-            8,465
                                                                                --------         --------
                                                                                $ 29,903         $ 46,159
                                                                                ========         ========

ADVERTISING: The Company expenses advertising costs when incurred.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED: The excess of the purchase price over the net assets of businesses acquired is amortized on a straight-line basis over a 40 year period. Accumulated amortization was $8 million and $6 million at December 31, 2000 and 1999, respectively, and amortization expense was $2 million for each of 2000, 1999 and 1998.

In the event that facts and circumstances indicate that the excess of the purchase price over the net assets of businesses acquired may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with this asset would be compared to its carrying amount to determine if a write down to market value or discounted cash flow value is required (See Note 4--Impairments of Long-Lived Assets).

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST RATE SWAPS: Prior to the Petition Date, the Company entered into interest rate swap agreements to modify the interest characteristics of a portion of its outstanding debt. The agreements involved the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreements without an exchange of the notional amounts upon which the payments are based. The Company specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to, or receivable from, counter-parties is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the financial statements. If, in the future, an interest rate swap agreement were terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

See Note 3--Liabilities Subject to Compromise, for a discussion of the interest rate swaps terminated at the Petition Date.

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

Effective November 30, 2000, the Bankruptcy Court approved the Company's retention and severance bonus plan. This plan, among other things, allows for the payment of retention bonuses on February 28 and August 31 to certain designated officers and employees. No amounts were paid under this plan in 2000.

STOCK BASED COMPENSATION: The Company has granted stock options to certain employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock Based Compensation ("Statement 123"), requires the use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the stock option grants.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING POLICIES NOT YET ADOPTED: In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). The Company expects to adopt Statement 133, as amended, effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement will not have a significant effect on the Company's results of operations or financial position.

RECLASSIFICATIONS: Certain 1999 amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

NOTE 2--PROCEEDINGS UNDER CHAPTER 11

As previously noted (see Note 1--Basis of Presentation), the Debtors have operated under chapter 11 of the Bankruptcy Code since August 8, 2000. In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required votes by affected parties. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On September 19, 2000, Wooden Nickel and Military Services filed their bankruptcy schedules with the Bankruptcy Court. Carmike and Eastwynn filed their schedules on October 18, 2000. The schedules set forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records and the schedules may be amended by the Debtors. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of March 2, 2001, the Debtors have received approval from the Bankruptcy Court to reject leases relating to 119 theater locations. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 (CONTINUED)

There is a question as to whether the Master Lease (as defined in Note 3--Liabilities Subject to Compromise) is a financing or a true lease for bankruptcy law purposes. If the Master Lease is determined to be a true lease, the Company would be required to make rent payments, as provided for in the Master Lease, during the pendency of the Chapter 11 Cases. If the Master Lease is determined to be a financing, the Debtors would not be required to make rent payments as provided for under the Master Lease during the pendency of the Chapter 11 Cases. However, the Company may be required to make "adequate protection" payments to compensate the landlord under the Master Lease for any diminution in value of the properties during the pendency of the Chapter 11 Cases. At December 31, 2000, the Company was not making monthly payments under the Master Lease. On February 13, 2001, the agent for the Master Lease lenders commenced an advisory proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company is currently in discussions with the Master Lease lenders regarding the treatment of the Master Lease as a financing or true lease.

The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors and film distributors. All other pre-petition liabilities at December 31, 2000 are classified in the consolidated balance sheet as liabilities subject to compromise (see Note 3--Liabilities Subject to Compromise). The Company has been and intends to continue to pay post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business.

As a result of the Chapter 11 Cases, no principal or interest payments will be made on unsecured pre-petition debt. Payments may be required to be made on secured pre-petition debt subject to Bankruptcy Court approval. On October 27, 2000, the Debtors received Bankruptcy Court approval to make debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia. The amounts outstanding under these bonds, approximately $1.7 million at December 31, 2000, are classified as current maturities of long-term indebtedness in the accompanying condensed consolidated balance sheets. The Company has reached an agreement with its creditor constituencies that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. The Company made payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and will make payments of $500,000 per month as adequate protection payments. All of these payments are treated as principal payments under the creditor agreement.

Additionally, after the Petition Date, the Company cannot declare dividends for its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Preferred Stock dividends of $1.5 million are in arrears at December 31, 2000. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5%. In view of the Company's having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock have designated two additional directors to the Company's Board of Directors.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 (CONTINUED)

Reorganization costs are directly associated with the reorganization proceedings under the Company's Chapter 11 Cases. Included in such costs are approximately $4.9 million of asset impairments (primarily equipment and leasehold improvements) related to leased theatres for which the Bankruptcy Court has approved lease rejections. Included in the reorganization related impairment charge are amounts assigned to the net book value of equipment that has been transferred to certain lessors to eliminate their deficiency claims for rejected leases under the Chapter 11 Cases.

See Note 4--Impairments of Long-Lived Assets for further discussion of other impairments recognized during 2000 and for information about the Company's FAS 121 impairment calculations.

Reorganization costs for the period of August 8, 2000 through December 31, 2000 are as follows (in thousands):

                  Professional fees               $  3,936
                  Asset impairments                  4,884
                  Gain on sale of assets            (1,108)
                  Other                                468
                  Interest income                   (1,138)
                                                  --------
                                                  $  7,042
                                                  ========


Payments for pre-petition liabilities approved by the Bankruptcy Court are as follows (in thousands):

                  Film distributors               $ 37,247
                  Critical trade vendors             1,750
                  Workers' compensation                350
                  Common carriers                      150
                                                  --------
                                                  $ 39,497
                                                  ========

Cash provided (used in) reorganization costs for the period of August 8, 2000 through December 31, 2000 are as follows (in thousands):

                  Professional fees               $    885
                  Proceeds from sale of assets      (2,317)
                  Interest Income                   (1,138)
                  Other                              1,119
                                                  --------
                                                  $ (1,451)
                                                  ========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 3--LIABILITIES SUBJECT TO COMPROMISE

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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at December 31, 2000 are as follows (in thousands):

                  Accounts payable                $ 19,958
                  Accrued expenses                  27,160
                  Restructuring reserves            24,683
                  Other liabilities                  2,196
                  Revolving Credit Agreement       192,000
                  Term Loan B                       71,273
                  Subordinated Notes               191,966
                                                  --------
                                                  $529,236
                                                  ========

Prior to the Petition Date, the Company was in technical default of certain financial ratio covenants contained in (a) the Amended and Restated Credit Agreement among Carmike, certain banks and Wachovia Bank, NA as agent, dated as of January 29, 1999, as amended (the "Revolving Credit Agreement") (b) the Term Loan Credit Agreement among Carmike, certain lenders, Wachovia Bank, NA as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and First Union National Bank, as documentation agent, dated as of February 25, 1999, as amended (the "Term Loan B" and together with the Revolving Credit Agreement, the "Bank Facilities") and the ( c) the Amended and Restated Master Lease between Movieplex Realty Leasing L.L.C. as landlord and Carmike as tenant dated January 29, 1999 (the "Master Lease" and, together with the "Bank Facilities", the "Credit Facilities"). On July 25, 2000, the agents under the Bank Facilities delivered a notice of default to Carmike that declared an event of default under the Bank Facilities based upon such technical noncompliance with financial covenants. The notice expressly reserved the banks' rights and remedies under the Bank Facilities. Thereafter on July 28, 2000, the agents under the Bank Facilities also issued a Payment Blockage Notice to Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Subordinated Notes on August 1, 2000. Also, the Chapter 11 Cases constitute a default under the Subordinated Notes and Credit Facilities agreements.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 3--LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)

Amounts outstanding under the Bank Facilities and the Subordinated Notes at the Petition Date are classified as liabilities subject to compromise in the accompanying financial statements until a plan of reorganization is approved and implemented. Certain provisions of the Bankruptcy Code may relieve the Company from its obligation to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of any secured claim. It has not been determined whether the collateral exceeds the principal amount of any secured claim. Thus, under certain conditions, interest on unsecured and under secured claims may not be required to be accrued. After the Petition Date, the Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until conclusion of the Chapter 11 Cases and implementation of a plan of reorganization allowing for such payments.

As a result of the Chapter 11 Cases, the agents under the Bank Facilities terminated the Company's interest rate swap agreements. At December 31, 2000, approximately $897,000 due the Company at the date of the termination of these interest rate swap agreements is held by Wachovia Bank, N.A. and First Union Bank as cash collateral for the outstanding indebtedness under the Bank Facilities.

NOTE 4--IMPAIRMENTS OF LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with the FASB's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"). The Company reviews for impairment its long-lived assets, and goodwill related to those assets, to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres. The Company considers a trend of operating results that are not in line with management's expectations to be its primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from the Company's own expansion, where the Company currently operates theatres. For purposes of Statement 121, assets are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including estimated disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired theatres was a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 4--IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)

As a result of the Chapter 11 Cases, the Company has delayed its plans to retrofit or expand existing theatres using used equipment that is held by the Company. Also, the Company has significant amounts of used equipment available for removal or already removed from the theatres closed due to lease rejections. The fair value of this equipment (net book value of approximately $19.0 million at December 31, 2000) will be largely determined by the Company's ability to build new theatres or retrofit and expand existing theatres in the future. The future use of this equipment, and, therefore an estimate of its future value, will not be finalized until the Company's bankruptcy plan is approved by the Bankruptcy Court.

Statement 121 also requires, among other provisions, that long-lived assets held for disposal and certain identified intangibles be reported at the lower of the asset's carrying amount or its fair value less costs to sell.

Recoverability of other long-lived assets, primarily investments in unconsolidated affiliates and goodwill not identified with impaired theatres covered by the above, will continue to be evaluated on a recurring basis. The primary indicator of recoverability is the current or forecasted profitability over the estimated remaining life of these assets. If recoverability is unlikely based on the evaluation, the carrying amount is written down to the fair value. In the future, additional adjustments could be required.

Subsequent to the Petition Date, the Company identified indicators of impairments for several leased theatres that have not yet been rejected and certain owned theatres. Additionally, several theatres have been identified as impaired as a result of decreased cash flows due to new competition in their markets. The Company has recognized impairment charges of approximately $21.2 ($1.87 per diluted share) million for these theatre locations (the "2000 Impairment Charge"). Further asset impairments may occur as the Company rejects additional leases and when the plan of reorganization is approved. These impairment charges (the 2000 Impairment Charge plus impairment charges related to reorganization - see Note 2--Proceedings Under Chapter 11) reduced the carrying value of property and equipment by $24.2 million (costs of $34.4 million less accumulated depreciation and amortization of $10.2 million) and excess of purchase price over net assets of businesses acquired by approximately $2.0 million.

In the fourth quarter of 1999, the Company identified impairments of asset values for certain of its theatres (the "1999 Impairment Charge"). The 1999 Impairment Charge totaled approximately $28 million (approximately $17 million after income taxes or $1.50 per diluted share). This charge reduced the carrying value of property and equipment by $22 million (costs of $35 million less accumulated depreciation and amortization of $13 million) and the excess of purchase price over net assets of businesses acquired by approximately $6 million.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 4--IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)

During the fourth quarter of 1999, the Company also identified an investment in a joint venture as permanently impaired based on the joint venture's estimate of future cash flows. The 50% owned joint venture is managed by the Company under a management agreement and the Company prepares the joint venture's cash flow estimates. The joint venture operated three movie theater/entertainment complexes which were closed as of December 31, 2000. The approximate $5 million impairment charge (together with the 1999 Impairment Charge, collectively, the "1999 Impairment Charges") represents the Company's pro-rata portion of the joint venture's impairment.

In the fourth quarter of 1998, the Company identified impairments of asset value for certain of its theaters (the "1998 Impairment Charge"). The 1998 Impairment Charge totaled approximately $38 million (approximately $24 million after income taxes or $2.12 per diluted share). This charge reduced the carrying value of property and equipment by approximately $29 million (costs of approximately $49 million less accumulated depreciation and amortization of approximately $20 million) and the excess of purchase price over net assets of businesses acquired by approximately $9 million.

The 1999 Impairment Charges and 1998 Impairment Charge, were primarily caused by reductions in estimated theatre cash flows due to (i) the impact of new or increased competition on certain of the Company's older, auditorium-style theatres (ii) the Company's negative evaluation of the operating results produced from theatres previously converted to discount houses or (iii) the inability to improve marginal theatre/entertainment centers' operating results to a level that would support the carrying value of long-lived assets.

As a result of the reduced carrying amount of the impaired assets due to the 1999 Impairment Charge and the 1998 Impairment Charge, depreciation and amortization expense was reduced as follows (in millions except per share amounts):

                         DEPRECIATION AND
                           AMORTIZATION       NET OF INCOME     PER DILUTED
                              EXPENSE             TAXES            SHARE
                         ----------------     -------------     -----------
                  2000          9.2                9.2              .81
                  1999          6.7                4.2              .37
                  1998          3.5                2.2              .19



CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 5--RESTRUCTURING CHARGE

In December 1998, the Company's Board of Directors approved a restructuring plan involving the closure or disposition of a group of theatres in certain markets that did not fit the Company's operating and growth strategies (the "Restructuring Plan"). In accordance with the Restructuring Plan, such theatres were closed during 1999. Those theatres with remaining lease terms at the Petition Date have been approved for rejection by the Bankruptcy Court. The Company has recognized a 1998 charge of approximately $34.7 million (approximately $21.5 million after income taxes or $1.89 per diluted share) to establish reserves for the future cash expenditures related to these theatres. The established reserves are primarily for future lease payments payable in accordance with the terms of the lease agreements and for certain lease related costs. The remaining reserves, $24.7 million at December 31, 2000, are classified as Liabilities Subject to Compromise in the accompanying Balance Sheets

During June 1999, the Company revised its estimate of the total costs to be incurred for its restructuring plan approved in December 1998. The $2.7 million decrease in estimated costs (approximately $1.7 million after income taxes or $.15 diluted share) was the result of a lessor initiated early buyout of a lease included in the restructuring plan. The early lease termination provides savings for the lease payments, utilities and other associated lease costs which were expected to be incurred over the remaining lease period at December 31, 1999. During 2000, the Company negotiated a settlement with a lessor that eliminated future payments under the terms of the lease. In addition, a stipulation was signed by the lessor in which the lessor released future claims in exchange for the theatre equipment and leasehold improvements. The reorganization reserve was reduced by a $755,000 credit to reorganization costs for this transaction. Disbursements charged against the reserve were approximately $2.9 million and $3.7 million during 2000 and 1999, respectively.

Revenues and operating losses during the year ended December 31, 1998 for the theatres included in Restructuring Plan were approximately $8.7 million and $3.6 million, respectively.

NOTE 6--RECOVERABLE CONSTRUCTION ALLOWANCES

Carmike, under contractual agreements with certain lessors, is entitled to reimbursement of certain theater construction related costs. Collection of these amounts, $13.4 million at December 31, 2000, are based on the occurrence of certain defined events. Certain lessors may dispute the requirements to reimburse the Debtors' for such amounts. Amounts collected after the Petition Date may be subject to liens and security interests granted to the banks under the Credit Facilities. Pursuant to the Company's agreement with its pre-petition lenders regarding adequate protection and use of cash collateral, the Company has agreed to pay down the principal amount of indebtedness to such lenders by the amount of net construction allowances collected during the Chapter 11 Cases less the costs incurred by the Company during the Chapter 11 Cases.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 7--INDEBTEDNESS

Due to the Company's failure to make scheduled payments, comply with certain financial covenants and the commencement of the Chapter 11 Cases, the Company is in default on substantially all of its debt obligations, except for its Industrial Revenue Bonds, see Note 2--Proceedings Under Chapter 11 and Note 3--Liabilities Subject to Compromise. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 Cases prevents any action from being taken with regard to any of the defaults under the pre-petition debt obligations. These obligations are classified as Liabilities Subject to Compromise at December 31, 2000.

No interest has been paid or accrued on pre-petition indebtedness since the Petition Date, and no principal payments have been made since that time with the exception of amounts related to certain other indebtedness, including capital leases and the Industrial Revenue Bonds.

Indebtedness consists of the following (in thousands):

                                                                                                  DECEMBER 31,
                                                                                            2000                1999
                                                                                         ----------          ----------
                  Revolving credit facility                                              $  192,000          $  140,000
                  Term Loan B                                                                71,273              74,625
                  Subordinated Notes                                                        191,966             200,000
                  Industrial Revenue Bonds; payable in equal installments
                     through May 2006, with interest rates ranging from
                     3.90% to 5.98%                                                           1,724               2,034
                                                                                         ----------          ----------
                                                                                            456,963             416,659
                  Less amounts classified as Liabilities Subject to
                     Compromise                                                            (455,239)                -0-
                  Less current maturities                                                    (1,724)             (2,971)
                  Less Subordinated Notes                                                       -0-            (200,000)
                                                                                         ----------          ----------
                                                                                         $      -0-          $  213,688
                                                                                         ==========          ==========

1999 RESTRUCTURING OF INDEBTEDNESS: In February 1999, the Company completed its offering of $200.0 million of 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). Additionally, the Company amended and restated its 1997 Credit Agreement (as amended the "Revolving Credit Agreement"). The Revolving Credit Agreement provided for revolving credit availability of $200 million, with a defined interest rate based on LIBOR plus a spread.

On February 25, 1999, the Company entered into a $75 million term loan (the "Term Loan B"). Proceeds from the Term Loan B were used to reduce amounts outstanding under the 1999 Credit Agreement. The Term Loan B has a defined interest rate based on LIBOR plus a spread and is guaranteed by all of the Company's wholly-owned subsidiaries.

The 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes") were issued by Carmike in the principal amount of $200 million and are guaranteed by Eastwynn and Wooden Nickel.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 7--INDEBTEDNESS (CONTINUED)

The Company used the net proceeds from the issuance of the Subordinated Notes, approximately $193.7 million, to redeem its then outstanding Senior Notes and to reduce the amounts outstanding under its revolving credit agreement. The Company recognized an extraordinary charge in 1999 of approximately $10.2 million ($6.3 million after income taxes) for a prepayment premium of approximately $9.2 million paid in connection with the redemption of the Senior Notes and the write-off of deferred debt fees of approximately $.9 million.

Effective March 31, 2000, the Company amended its Revolving Credit Agreement, Term Loan B and a lease facility to, among other things, adjust certain financial ratios relative to past and future operating performance. Additionally, the Company agreed to secure these facilities with mortgages on its owned theaters and leasehold mortgages on certain of its leased theaters.

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

CAPITALIZED INTEREST: Prior to the Petition Date, the Company capitalized interest in connection with its construction on long-lived assets. Interest paid and interest capitalized were as follows (in thousands):

               YEARS ENDED                  INTEREST                   INTEREST
              DECEMBER 31,                    PAID                    CAPITALIZED
              ------------                  --------                  -----------
                  2000                       $29,254                    $ 1,500
                  1999                        32,759                      3,131
                  1998                        26,068                      4,537


NOTE 8--LEASES

Certain of the Company's theatres and equipment are leased under leases expiring in various years through 2028. The theatre leases generally provide, among other things, for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount, and the payment of property taxes, common area maintenance, insurance and repairs. The Company, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 15-20 years.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 8--LEASES (CONTINUED)

Property and equipment includes the following amounts related to capital lease assets (in thousands):

                                                                DECEMBER 31,
                                                           2000               1999
                                                         --------           --------
                  Buildings and improvements             $ 50,989           $ 51,556
                  Less accumulated amortization            (9,693)            (8,185)
                                                         --------           --------
                                                         $ 41,296           $ 43,371
                                                         ========           ========

The Company obtained property and equipment of approximately $15 million under capital leases for 1999.

Future minimum payments, by year and in the aggregate, under capital leases and operating leases with terms over one year and which had not been rejected by the Company in the Chapter 11 Cases as of December 31, 2000 are as follows (in thousands):

                                                                        OPERATING          CAPITAL
                                                                          LEASES            LEASES
                                                                        ---------          --------
                                         2001                            $ 42,826          $  6,951
                                         2002                              41,433             7,012
                                         2003                              40,187             7,051
                                         2004                              38,241             7,233
                                         2005                              37,416             7,277
                                   Thereafter                             383,106            92,531
                                                                         --------          --------
              Total minimum lease payments                               $583,209          $128,055
                                                                         ========

              Less amounts representing interest                                            (77,780)
                                                                                           --------
              Present value of future minimum lease payments                                 50,275
              Less current maturities                                                          (845)
                                                                                           --------
                                                                                           $ 49,430
                                                                                           ========

Rent expense was approximately $67.4 million, $59.6 million and $58.3 million for 2000, 1999 and 1998, respectively.

During the year ended December 31, 2000, Carmike sold three theatres, with a net book value of $22.8 million, for proceeds of $23.6 million. The theaters were leased back from the purchaser under a 20-year operating lease agreement. Gains realized from the sale leaseback transaction are recognized over the life of the leases. The leases contain renewal options and generally provide that Carmike will pay property taxes, common area maintenance, insurance and repairs. The net proceeds from this transaction were used to reduce outstanding bank indebtedness and for operations.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 9--STOCK OPTION PLAN

The Company has stock option plans for shares of its Class A Common Stock. Key employees were granted options at terms (purchase price, expiration date and vesting schedule) established at the date of grant by a committee of the Company's Board of Directors. Options granted through December 31, 2000, have been at a price which approximated fair market value on the date of the grant.

During 1998, the Board of Directors and Shareholders approved a new stock option plan (the "1998 Plan") covering 750,000 shares of Class A Common Stock. At December 31, 2000, 6,000 shares were available for grant under the 1998 Plan. The Company has also issued options under a plan (the "1986 Plan") which covered 700,000 shares of Class A Common Stock. No shares are available for grant under the 1986 Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: During 2000 and 1999, options for 403,000 shares and 6,000 shares were granted at $5.44 and $14.00 per share, respectively. Risk-free interest rates of 6.65% and 5.78%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.302 and .314; and a weighted-average expected life of the option of 5.0 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted during 2000 and 1999, respectively, $4.77 and $5.24 per share, is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in a 2000 pro forma loss of $75.9 million (or pro forma net loss per diluted share of $6.70) and a 1999 pro forma loss of $22.5 million (or pro forma net loss per diluted share of $1.98).

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 9--STOCK OPTION PLAN (CONTINUED)

Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):

                                                                EXERCISE PRICE PER SHARE
                                               ------------------------------------------------------------
                                                           $6.00 -
                                               $5.44        $14.00        $18.00        $27.125       TOTAL
                                               -----       -------        ------        -------       -----
         Stock options outstanding
            at December 31, 1997                  --           93           110             --          203
            Issued                                --           --            --            335          335
            Exercised                             --           (1)          (22)            --          (23)
                                                ----         ----          ----           ----         ----
          Stock options outstanding at
            December 31, 1998                     --           92            88            335          515
            Issued                                --            6            --             --            6
            Forfeitures                           --           --           (15)            --          (15)
            Exercised                             --          (26)           --             --          (26)
                                                ----         ----          ----           ----         ----
          Stock options outstanding at
            December 31, 1999                     --           72            73            335          480
            ISSUED                               403           --            --             --          403
            FORFEITURES                           --          (66)           --             --          (66)
            EXERCISED                             --           --            --             --           --
                                                ----         ----          ----           ----         ----
          STOCK OPTIONS OUTSTANDING AT
            DECEMBER 31, 2000                    403            6            73            335          817
                                                ====         ====          ====           ====         ====

At December 31, 2000, approximately 213,000 options were exercisable.

NOTE 10--SHAREHOLDERS' EQUITY

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

On November 22, 1998, the Company sold an aggregate of 550,000 shares of its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $55 million, approximately $54 million net of expenses. The Series A Preferred Stock is convertible, based on liquidation value, at the option of the holder, into the Company's Class A Common Stock at $25.00 per share (subject to anti-dilution adjustments).

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 10--SHAREHOLDERS' EQUITY (CONTINUED)

The Company has shares of Class A Common Stock reserved for future issuance as follows (in thousands):

                                                                     DECEMBER 31,
                                                                 2000           1999
                                                                ------         ------
         Stock option plan                                          823           889
         Conversion rights of Series A Preferred Stock            2,200         2,200
         Conversion rights of Class B Common Stock                1,371         1,421
                                                                 ------        ------
                                                                  4,394         4,510
                                                                 ======        ======


NOTE 11--INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes ("Statement 109"). Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

In periods prior to June 30, 2000, the Company had recognized deferred income tax assets based on its ability to generate future taxable income in amounts sufficient to allow the utilization of the deductible temporary differences which created those deferred tax assets. These tax planning strategies primarily involved the Company's ability to sell property to generate gains. As a result of (i) Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale-leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Thus, the Company provided a valuation allowance of approximately $41 million during the year ended December 31, 2000.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 11--INCOME TAXES (CONTINUED)

The provision for income tax expense (benefit) is summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                  2000               1999               1998
                                                --------           --------           --------
         Current:
            Federal                             $    -0-           $   (780)          $  6,926
            State                                  1,150                 19              1,398
         Deferred                                 24,398             (6,979)           (26,490)
                                                --------           --------           --------
                                                $ 25,548           $ (7,740)          $(18,166)
                                                ========           ========           ========

Significant components of the Company's deferred tax liabilities (assets) and valuation reserves are as follows (in thousands):

                                                                                  DECEMBER 31,
                                                                             2000               1999
                                                                           --------           --------
         Alternative minimum tax credit carryforwards                      $ (4,700)          $ (4,700)
         Net operating loss carryforwards                                   (19,471)              (900)
         Financial statement bases of property and equipment over
            (under) tax bases                                                (5,609)            (5,241)
         Restructuring reserve                                               (8,935)           (10,078)
         Deferred rent                                                       (2,470)            (2,312)
                                                                           --------           --------
                                                                            (41,185)           (23,231)
         Valuation reserves                                                  40,951                -0-
         Other deferred tax credits                                           2,161              2,193
                                                                           --------           --------
                                                                           $  1,927           $(21,038)
                                                                           ========           ========

A reconciliation of income tax expense (benefit) at the federal income tax rate and income tax expense (benefit) as reflected in the consolidated financial statements follows (in thousands):

                                                                                   DECEMBER 31,
                                                                    2000               1999               1998
                                                                  --------           --------           --------
         Income tax expense (benefit) at statutory rates          $(16,325)          $ (6,911)          $(17,084)
         State income taxes, net of federal tax benefit                759               (805)            (1,444)
         Increase in valuation reserve                              40,951                -0-                -0-
         Amortization of excess of purchase price over
            net assets of business acquired                             94                 95                430
         Other items, net                                               69               (119)               (68)
                                                                  --------           --------           --------
                                                                  $ 25,548           $ (7,740)          $(18,166)
                                                                  ========           ========           ========

Income taxes paid in 2000, 1999 and 1998 were approximately $1.2 million, $3.9 million and $3.7 million, respectively.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 11--INCOME TAXES (CONTINUED)

The Company has net operating loss carryovers of approximately $50 million which expire in 2019 and 2020.

NOTE 12--COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

The Company's capital commitments at December 31, 2000 are not material.

NOTE 13--FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, short-term investments and recoverable construction allowances.

The Company maintains cash and cash equivalents and short-term investments and certain other financial instruments with various financial institutions. These financial institutions are located in the southeastern United States and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value.

RECOVERABLE CONSTRUCTION ALLOWANCES: The carrying amount reported in the balance sheets for recoverable construction allowances approximates their fair value.

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

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 14--CONDENSED FINANCIAL DATA

The Company and its wholly-owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company's obligations under the Subordinated Notes (see Note 7--Indebtedness). The Company has one subsidiary and several unconsolidated affiliates that are not guarantors of the Subordinated Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because management has determined that they would not be material to investors. Consolidating separate financial data for the guarantor subsidiaries is as follows:

                                                    2000                1999                1998
                                                 ----------          ----------          ----------
Year Ended December 31,
     Revenues                                    $  371,826          $  386,255          $  388,005
     Operating income (loss) (1)                     (3,080)              6,554             (35,328)
     Net loss before extraordinary item             (48,044)            (14,905)            (32,783)
At December 31,
  Assets
     Current assets                              $   36,069          $   11,682          $    7,800
     Other assets                                     3,642              15,305              10,697
     Property and equipment                         480,786             517,851             433,462
     Goodwill                                        30,903              33,553              37,641
                                                 ----------          ----------          ----------
                                                 $  551,400          $  578,391          $  489,600
                                                 ==========          ==========          ==========
  Liabilities and Equity
     Current liabilities                         $   21,758          $   15,426          $   15,763
     Intercompany notes and advances                320,073             302,435             213,830
     Long-term liabilities                           42,799              69,684              54,200
     Liabilities subject to compromise              142,802                 -0-                 -0-
     Equity                                          23,968             190,846             205,807
                                                 ----------          ----------          ----------
                                                 $  551,400          $  578,391          $  489,600
                                                 ==========          ==========          ==========


(1) Net of parent company management and license fees of approximately $21.8 million, $30.3 million and $30.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)


NOTE 15--QUARTERLY RESULTS (UNAUDITED)

(In thousands, except for per share data)

YEAR ENDED DECEMBER 31, 2000            1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER       TOTALS
- ----------------------------            -----------     -----------     -----------     -----------       ------
TOTAL REVENUES                           $ 101,535       $ 112,727       $ 127,858       $ 120,177       $ 462,297
OPERATING INCOME (LOSS)                     (1,090)            699           5,744         (15,317)         (9,964)
NET LOSS                                    (7,364)        (40,205)         (2,069)        (23,295)        (73,563)
BASIC AND DILUTED LOSS PER COMMON
   SHARE                                      (.72)          (3.61)           (.18)          (2.11)          (6.62)

YEAR ENDED DECEMBER 31, 1999

Total revenues                              97,716         125,273         144,830         119,106         486,925
Operating income (loss)                      3,525          15,493          23,368         (25,858)         16,525
Net income (loss) before
   extraordinary item                       (2,344)          3,905           8,496         (22,642)        (12,585)
Net income (loss)                           (8,635)          3,905           8,496         (22,642)        (18,876)
Basic and diluted income (loss) per
   common share before extraordinary
   item                                       (.27)            .28             .68           (2.06)          (1.37)
Basic and diluted income (loss)  per
   common share                               (.83)            .28             .68           (2.06)          (1.93)

Net income (loss) per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income (loss) per common share amount for the year.

The fourth quarter of 2000 and 1999 includes a charge for the impairment of long-lived assets. See Note 2--Proceedings Under Chapter 11 and Note 4--Impairments of Long-Lived Assets. The fourth quarter of 2000 includes a decrease in the estimated property taxes payable of $2.0 million. The second quarter of 1999 includes a $2.7 million decrease in estimated charges to be incurred under the Restructuring Plan. See Note 5--Restructuring Charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the directors of Carmike is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement relating to the 2001 Annual Meeting of Stockholders of Carmike (hereinafter, the "2001 Proxy Statement").

         Information regarding the executive officers of Carmike is set forth in
Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.



ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is incorporated by reference from the section entitled "Executive Compensation and Other Information" contained in the 2001 Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 2001 Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) and (2) Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Carmike Cinemas, Inc. are included in "Item 8. Financial Statements And Supplementary Data."

         Financial Statements:

                  Report of Independent Auditors

                  Consolidated balance sheets-- December 31, 2000 and 1999

                  Consolidated statements of operations-- Years ended December 31, 2000, 1999 and 1998

                  Consolidated statements of cash flows -- Years ended December 31, 2000, 1999 and 1998

                  Consolidated statements of shareholders' equity -- Years ended December 31, 2000, 1999 and 1998

                  Notes to consolidated financial statements-- December 31, 2000

         This report also includes the following Financial Statement Schedule:
                  Schedule II-- Valuation and Qualifying Accounts

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

EXHIBIT
NUMBER        DESCRIPTION
- ------        -----------

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

3.3      By-laws of Carmike, as amended.

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

10.8*    Employment Agreement dated December 30, 1999 between C. L. Patrick and
         Carmike. (filed as Exhibit 10.8 to Carmike's Form 10-K for the year ended December 31, 1999 (Commission File No. 1-11604 (the "1999 Form
         10-K") and incorporated herein by reference).

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

10.16    Summary of Extensions of Equipment Lease Agreements, which are Exhibits
         10(f), 10(g), 10(h), 10(i), and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the fiscal year ended December 31, 1987
         (Commission File No. 1-11604), and incorporated herein by reference).

10.17    Summary of Extensions of the Equipment Lease Agreements, which are
         Exhibits 10(f), 10(g), 10(h), 10(i), and 10(k) as extended as shown in
         Exhibit 10(m) (filed as Exhibit 10(n) to Carmike's Form 10-K for the year ended December 31, 1991 (Commission File No. 1-11604), and incorporated herein by reference).

10.18    Summary of Extensions of Aircraft Lease Agreement and Equipment Lease
         Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the year ended December 31, 1991 (Commission
         File No. 1-11604), and incorporated herein by reference).

10.19    Amended and Restated Master Lease dated January 29, 1999 between
         Movieplex Reality Leasing, L.L.C. and Carmike. (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The redacted material was filed separately with the SEC)(filed as Exhibit 10 to Carmike's Form
         10-Q for the quarter ended September 30, 1999 (Commission File No.
         1-11604) and incorporated herein by reference).

10.20*   Letter of employment dated July 6, 1999, between Carmike and Martin A.
         Durant (filed as Exhibit 10.21 to the 1999 Form 10-K and incorporated herein by reference).

10.21*   Trust Agreement dated as of July 16, 1999, between Carmike, Michael W.
         Patrick, F. Lee Champion, III and Larry M. Adams (filed as Exhibit
         10.23 to the 1999 Form 10-K and incorporated herein by reference).

10.22*   Carmike Cinemas, Inc. Employee Retention and Severance Plan.

21       List of Subsidiaries.

23       Consent of Ernst & Young LLP.

- ------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K

         None

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

                                     CARMIKE CINEMAS, INC.

Date:  March 30, 2001                By: /s/ Michael W. Patrick
                                         -------------------------------
                                         Michael W. Patrick
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

        Signature                                   Title
        ---------                                   -----

/s/ C. L. Patrick                   Chairman of the Board
- --------------------------------
C. L. Patrick


/s/ Michael W. Patrick              President, Chief Executive
- --------------------------------    Officer and Director
Michael W. Patrick


/s/ Martin A. Durant                Senior Vice President-Finance, Treasurer
- --------------------------------    and Chief Financial Officer (Principal Financial Officer)
Martin A. Durant


/s/ Philip A. Smitley               Assistant Vice President-Controller
- --------------------------------    (Principal Accounting Officer)
Philip A. Smitley


/s/ F. Lee Champion, III            Senior Vice President-General Counsel, Secretary and
- --------------------------------    Director
F. Lee Champion, III

                                    Director
- --------------------------------
Denis P. Cronin*


/s/ Elizabeth Cogan Fascitelli      Director
- --------------------------------
Elizabeth Cogan Fascitelli


/s/ Richard A. Friedman             Director
- --------------------------------
Richard A. Friedman


/s/ John W. Jordan, II              Director
- --------------------------------
John W. Jordan, II


/s/ Carl L. Patrick, Jr.            Director
- --------------------------------
Carl L. Patrick, Jr.


/s/ Carl E. Sanders                 Director
- --------------------------------
Carl E. Sanders


                                    Director
- --------------------------------
Jane L. Vris*


/s/ David W. Zalaznick              Director
- --------------------------------
David W. Zalaznick


* The holders of the 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock have designated Mr. Cronin and Ms. Vris as additional directors to the Registrant's Board of Directors.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                                DECEMBER 31, 2000
                            (IN THOUSANDS OF DOLLARS)


                 COL. A                    COL. B                        COL. C                       COL. D             COL. E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                         BALANCE AT      CHARGED TO COSTS     CHARGED TO OTHER                       BALANCE AT END
                                        BEGINNING OF       AND EXPENSES      ACCOUNTS - DESCRIBE     DEDUCTIONS -       OF PERIOD
              DESCRIPTION                  PERIOD                                                     DESCRIBE
- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
   Reserve for restructuring charge     $  34,699 (1)      $  (2,671)(2)         $     -0-          $  (3,685)(3)    $  28,343
Year Ended December 31, 2000:
   Reserve for restructuring charge     $  28,343          $    (775)(2)         $ (24,683)(4)      $  (2,885)(3)    $     -0-
   Valuation reserve for deferred
      income tax assets                 $     -0-          $  40,951 (5)         $     -0-          $     -0-        $  40,951


         (1) Charge recorded in December 1998. See Note 5 of Notes to Consolidated Financial Statements.

         (2) Change in estimate of liabilities to be incurred. See Note 5 of Notes to Consolidated Financial Statements.

         (3) Net payments made during period, including $500,000 payment for early lease termination in 1999. See Note 5 of Notes to Consolidated Financial Statements.

         (4) Amounts outstanding at the Petition Date have been classified to Liabilities Subject to Compromise. All theatres covered by the restructuring charge have been approved by the Bankruptcy Court for lease rejection.

         (5) Valuation reserve recorded in the year ended December 31, 2000. See Note 11 of Notes to Consolidated Financial Statements.