Form 10-K/A
period 2000-12-31
CARMIKE CINEMAS INC
filed 2001-04-30
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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



         The Registrant hereby files this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of incorporation by reference from the Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the executive officers and directors of Carmike Cinemas, Inc. (the "Company" or "Carmike").

NAME                          AGE        POSITION
----                          ---        --------
Carl L. Patrick               82         Chairman of the Board of Directors
Michael W. Patrick            50         President, Chief Executive Officer and Director
Fred W. Van Noy               44         Chief Operating Officer
Martin A. Durant              52         Senior Vice President - Finance, Treasurer and Chief Financial
                                         Officer
F. Lee Champion, III          50         Senior Vice President, General Counsel, Secretary and Director
Anthony J. Rhead              59         Senior Vice President - Film
P. Lamar Fields               46         Senior Vice President - Real Estate
H. Madison Shirley            49         Senior Vice President - Concessions and Assistant Secretary
Marilyn B. Grant              53         Vice President - Advertising
Philip A. Smitley             41         Assistant Vice President and Controller
Denis F. Cronin               53         Director
Elizabeth C. Fascitelli       43         Director
Richard A. Friedman           43         Director
John W. Jordan, II            52         Director
Carl L. Patrick, Jr.          54         Director
Jane Lee Vris                 45         Director
David W. Zalaznick            47         Director


Set forth below are the biographies of the directors of the Company.

         C.L. PATRICK, age 82, has served as Chairman of the Board of Directors of Carmike since April 1982. C.L. Patrick joined Carmike in 1945, became its General Manager in 1948 and served as President of Carmike from 1969 to 1970. In January 2000, C.L. Patrick retired from active participation in the day-to-day management and affairs of Carmike. He served as President of Fuqua Industries, Inc. from 1970 to 1978 and as Vice Chairman of the Board of Directors of Fuqua Industries, Inc. from 1978 to 1982. C.L. Patrick is a director emeritus of Columbus Bank & Trust Company. Messrs. Michael W. Patrick and Carl L. Patrick, Jr. are the sons of C.L. Patrick.

         MICHAEL W. PATRICK, age 50, has served as President of Carmike since October 1981, as a director of Carmike since April 1982 and as Chief Executive Officer since March 1989. He joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Michael W. Patrick serves as a director of Columbus

Bank & Trust Company and the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.

         F. LEE CHAMPION, III, age 50, joined Carmike on January 1, 1998 as Senior Vice President, General Counsel and Secretary. In December 1998, he was elected a director of Carmike. From October 1976 until he joined Carmike, Mr. Champion practiced law with the firm of Champion and Champion.

         DENIS F. CRONIN, age 53, was appointed as a director of Carmike in March 2001. He is a member of the company Cronin & Vris, Co., acting as an advisor in connection with corporate restructuring since 2000, and a partner practicing law in the New York City law firm of Cronin & Vris, LLP since 1993.

         ELIZABETH C. FASCITELLI, age 43, has been a director of Carmike since December 1998. She is a managing director in the Principal Investment Area of Goldman, Sachs & Co. She joined Goldman, Sachs & Co. in 1984 and became a managing director in 1997.

         RICHARD A. FRIEDMAN, age 44, has been a director of Carmike since December 1998. He is a managing director and head of the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman, Sachs & Co. in 1981 and became a partner in 1990. Mr. Friedman is Chairman of AMF Bowling, Inc. and serves on the Board of Directors of Polo Ralph Lauren Corporation and Orion Power Holdings, Inc.

         JOHN W. JORDAN, II, age 52, has been a director of Carmike since April 1982. He is a co-founder and managing partner of The Jordan Company, which was founded in 1982. Mr. Jordan is a managing partner of Jordan/Zalaznick Capital Company and Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. From 1973 until 1982, he was a Vice President of Carl Marks & Company, a New York investment banking company. Mr. Jordan is a director of Apparel Ventures, Inc., Ameriking, Inc., Jackson Products, Inc., Motors & Gears Holdings, Inc., Fannie May Holdings, Inc., GEAR For Sports, Inc., W-H Energy Services, Inc. and Rockshox, Inc., as well as most of the companies in which The Jordan Company holds investments.

         CARL L. PATRICK, JR., age 54, has served as a director of Carmike since April 1982. He was the Director of Taxes for the Atlanta, Georgia office of Arthur Young & Co. from October 1984 to September 1986, and is currently self-employed. Previously, he was a certified public accountant with Arthur Andersen & Co. from 1976 to October 1984. Carl L. Patrick, Jr. served two terms as Chairman of the Board of Summit Bank Corporation and currently serves as a director of that company. Carl L. Patrick, Jr. is Co-Chairman of PGL Entertainment Corp.

         JANE LEE VRIS, age 45, was appointed as a director of Carmike in March 2001. She is a member of the company Cronin & Vris, Co., acting as advisor in connection with corporate restructurings, and a partner practicing law in the firm Cronin & Vris, LLP since 1996. From 1991 to 1996, she was a partner specializing in corporate restructurings in the New York law firm of Wachtell, Lipton, Rosen & Katz.

         DAVID W. ZALAZNICK, age 47, has served as a director of Carmike since April 1982. He is a co-founder and general partner of The Jordan Company, a managing partner of

Jordan/Zalaznick Capital Company and a director of Jordan Industries, Inc. From 1978 to 1980, he worked as an investment banker with Merrill Lynch White Weld Capital Markets Group and, from 1980 until the formation of The Jordan Company in 1982, Mr. Zalaznick was a Vice President of Carl Marks & Company. Mr. Zalaznick is a director of Apparel Ventures, Inc., Marisa Christina, Inc., Ameriking, Inc., Motors & Gears Holdings, Inc., GEAR For Sports, Inc., W-H Energy Services, Inc. and Jackson Products, Inc., as well as most of the companies in which The Jordan Company holds investments.

         On March 13, 2001, certain affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), which are the holders of the 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock ("Series A Preferred Stock") of the Company designated Denis F. Cronin and Jane Lee Vris as additional directors to the Carmike Board of Directors in view of the Company's having ceased making scheduled dividend payments on the Series A Preferred Stock after the Company's Chapter 11 filing. Goldman Sachs has agreed to indemnify each of Mr. Cronin and Ms. Vris in connection with their services as directors of Carmike.

         Effective April 9, 2001, Carl E. Sanders resigned from the Company's Board of Directors.

EXECUTIVE OFFICERS

         Certain information concerning the executive officers of the Company is set forth in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K Report") under the caption "Executive Officers of the Registrant". Such information is incorporated herein by reference. All of the persons who are identified as executive officers in the Form 10-K Report were serving as executive officers of the Company when the Company and its subsidiaries each filed voluntary petitions for relief under Chapter 11 of title 11 of the U.S. Code (the "Bankruptcy Code") on August 8, 2000 (the "Chapter 11 Cases"). See Part I, Item 1 of the Form 10-K Report under the caption "Proceedings Under Chapter 11 of the Bankruptcy Code" and Part I,
Item 3 of the Form 10-K Report under the caption "Legal Proceedings".

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Carmike's directors and executive officers, and persons who beneficially own more than 10% of any class of Carmike's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports ("Form 3") of beneficial ownership and reports of changes ("Form 4") in beneficial ownership of Common Stock and other equity securities of Carmike. Officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish Carmike with copies of all Section 16(a) reports they file. To Carmike's knowledge, based solely on a review of the copies of such reports furnished to Carmike and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended December 31, 2000, except for the failure to timely file one report on Form 4 by Mr. David W. Zalaznick to report three transactions. This report has since been filed.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain information concerning the compensation of Carmike's Chief Executive Officer and each of the other four most highly compensated executive officers of Carmike serving as of December 31, 2000 (these five individuals, collectively, the "named executive officers") for the fiscal years ended December 31, 2000, 1999 and 1998.


                           SUMMARY COMPENSATION TABLE



                                                                                       LONG-TERM
                                                                   ANNUAL             COMPENSATION
                                                                COMPENSATION              AWARDS
                                                           ---------------------    ---------------
                                                                                       SECURITIES          ALL OTHER
                                                            SALARY        BONUS        UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION                       YEAR        ($)          ($)       OPTIONS/SARS(#)           ($)
-------------------------------------------       ----     --------      -------     ---------------      -----------

Michael W. Patrick..........................      2000     $589,719      $14,000           100,000            (1)
         President, Chief Executive Officer       1999      589,719       44,000                 0          63,962
         and Director                             1998      566,058       62,800            75,000          63,894

Martin A. Durant (2)........................      2000      200,000      267,500            40,000            (1)
         Senior Vice President - Finance,
         Treasurer and Chief Financial
         Officer


F. Lee Champion, III........................      2000      169,000        8,750            40,000            (1)
         Senior Vice President, General           1999      162,750       42,500                 0          19,973
         Counsel, Secretary and Director          1998      144,000       27,500            30,000          12,018


Anthony J. Rhead............................      2000      100,000       35,104            40,000            (1)
         Senior Vice President--Film              1999       93,750       67,000                 0          18,338
                                                  1998       75,000       78,500            30,000          18,500


Fred W. Van Noy.............................      2000      100,000       24,000            40,000            (1)
         Chief Operating Officer                  1999       93,750       64,000                 0          17,642
                                                  1998       75,000       62,800            30,000          16,368

(1) The aggregate amount of other annual compensation is less than the lesser of (a) 10% of such officer's total salary and bonus for the year ended December 31, 2000 or (b) $50,000.

(2) Martin A. Durant joined Carmike in July 1999 as Senior Vice President-Finance, Treasurer and Chief Financial Officer and was not one of the four most highly compensated executive officers of Carmike serving as of December 31, 1999 or December 31, 1998.

OPTION GRANTS, EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executive officers concerning the grant of options during the fiscal year ended December 31, 2000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                              POTENTIAL REALIZABLE VALUE AT
                                                                                              ASSUMED ANNUAL RATES OF STOCK
                                                                                              PRICE APPRECIATION FOR OPTION
                                INDIVIDUAL GRANTS                                                         TERM (3)
-----------------------------------------------------------------------------------------------------------------------------
                               NUMBER OF         PERCENT OF TOTAL
                              SECURITIES         OPTIONS GRANTED    EXERCISE
                          UNDERLYING OPTIONS     TO EMPLOYEES IN      PRICE        EXPIRATION
             NAME          GRANTED (#)(1)        FISCAL YEAR (2)      ($/SH)           DATE         5% ($)           10% ($)
---------------------------------------------------------------------------------------------------------------------------
Michael W. Patrick              100,000              24.8%             $5.44(4)      05/02/10      $342,800         $867,000
Martin A. Durant                 40,000               9.9%             $5.44         05/02/10      $136,800         $346,800
F. Lee Champion, III             40,000               9.9%             $5.44         05/02/10      $136,800         $346,800
Anthony J. Rhead                 40,000               9.9%             $5.44         05/02/10      $136,800         $346,800
Fred W. Van Noy                  40,000               9.9%             $5.44         05/02/10      $136,800         $346,800


(1) All of the stock options granted to the named executive officers become exercisable on May 2, 2003.

(2)      The total number of options granted to employees in 2000 was 403,000.

(3) The dollar gains shown in these columns result from calculations using assumed annual compounded growth rates of 5% and 10% in the value of Carmike's Class A Common Stock measured from the market value at the date of grant through the expiration date of the ten-year life of the stock options granted to the named executive officers. These assumed rates of growth were selected by the Commission for illustration purposes only and are not intended to forecast future stock prices, which will depend upon market conditions and Carmike's future performance and prospects. The dollar gains shown in these columns reflect a future value based upon growth at the prescribed rates. The actual value, if any, that an executive officer may realize from stock options (assuming that they are exercised) will depend solely on the gain in stock price over the exercise price when the shares are sold. See footnote 1 to the immediately following table.

(4) The fair market value of the Class A Common Stock on the date on which the options were granted to the named executive officers was $5-7/16 per share.

         No options were exercised by the named executive officers during the last fiscal year. The following table sets forth information with respect to the named executive officers concerning unexercised options held as of the end of the fiscal year ended December 31, 2000.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                           NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                                              AT FY-END (#)                      AT FY-END ($)(1)
                                     --------------------------------       ----------------------------


NAME                                 EXERCISABLE        UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
--------------------------------     -----------        -------------       -----------    -------------

Michael W. Patrick..............       105,000             100,000              -0-              -0-

Martin A. Durant................         6,000              40,000              -0-              -0-

F. Lee Champion, III............        30,000              40,000              -0-              -0-

Anthony J. Rhead................        37,500              40,000              -0-              -0-

Fred W. Van Noy.................        45,000              40,000              -0-              -0-

(1) An option is "in-the-money" if the fair market value of Carmike's Class A Common Stock exceeds the exercise price. None of the options held by the named executive officers were "in-the-money" on December 29, 2000. All of the options held by the named executive officers have exercise prices per share that are greater than the fair market value of Carmike's Class A Common Stock, which was $11/32 per share, on December 29, 2000.

COMPENSATION OF DIRECTORS

         Members of the Board of Directors who are not employees of the Company receive an annual retainer from the Company in the amount of $5,000. In addition, directors receive $500 per meeting for participating in meetings of the Board of Directors. Employees of the Company do not receive any additional compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS

         Effective as of January 1, 1993, Michael W. Patrick entered into an employment agreement with Carmike with respect to his services as Chief Executive Officer. This agreement, as restated and amended on August 10, 1998, and as further amended in January 2001, provides a base annual salary of approximately $557,650, with annual cost of living adjustments. Such cost of living adjustments have resulted in a base annual salary effective as of January 1, 2001 of $589,719 for Michael W. Patrick. This agreement provides for a five-year term that is automatically extended each year after the first year for an additional year unless either party gives written notice of termination within thirty days prior to the anniversary date of such agreement. This agreement also provides during its term for a death benefit equal to one year's salary, as well as for reimbursement of business-related expenses.

         Michael W. Patrick's employment agreement further provides that, in the event there is a "change in control" (as defined in the agreement) of Carmike, the employment agreement will be automatically extended for a period of five years, beginning on the first day of the month during which such change in control will occur. A change in control shall not be deemed to have occurred as a result of the commencement of the Chapter 11 Cases by Carmike or pursuant to a plan of reorganization approved by the Bankruptcy Court with respect to Carmike. In the event of Michael W. Patrick's involuntary termination of employment with Carmike (other than by reason of death, disability or for "cause" (as defined in the agreement)) or resignation for "good reason" (as defined in the agreement), Michael W. Patrick will be entitled to a lump sum payment equal to three years' salary and, if applicable, the target bonus for the year of termination. Michael
W. Patrick will also receive a fourth additional year of severance pay, payable monthly in accordance with the Company's payroll practices with respect to its officers, provided such fourth year will be reduced by the amount of salary, if any, received by Michael W. Patrick with respect to other employment during the fourth year following termination of Michael W. Patrick's employment with Carmike.

         In July 1999, Martin A. Durant entered into an employment agreement with Carmike with respect to his services as Senior Vice President--Finance and Chief Financial Officer. This agreement provides a base salary of $16,666.66 per month. This agreement also provides for life insurance and health benefits granted to other officers of Carmike.

EMPLOYEE BENEFIT PLANS

         The Board of Directors does not have a Compensation Committee. The full Board of Directors oversees and reviews the administration of Carmike's employee benefit plans and compensation of employees, except for decisions about awards under the Carmike Cinemas, Inc. 1998 Class A Stock Option Plan, which must be made solely by the Stock Option Committee in order for the grants or awards under such plan to satisfy Rule 16b-3 promulgated under the Exchange Act.

Deferred Compensation Plan

         Carmike maintains a Deferred Compensation Plan for certain executive officers, including the named executive officers, pursuant to which Carmike pays additional compensation on a pre-tax basis equal to 10% of an employee's taxable compensation. Distributions from the plan are made upon or shortly after normal retirement, disability, death or termination of employment of a participant.

Carmike Cinemas, Inc. 1998 Class A Stock Option Plan

         The Carmike Cinemas, Inc. 1998 Class A Stock Option Plan is Carmike's long-term incentive plan for executive officers and key employees. The objective of the Carmike Cinemas, Inc. 1998 Class A Stock Option Plan is to align executive pay with stockholder long-term interest by creating a direct link between executive pay and stockholder return, and to enable executives to develop and maintain a significant long-term ownership position in Carmike's Class A Common Stock.

         The Carmike Cinemas, Inc. 1998 Class A Stock Option Plan authorizes the Stock Option Committee to award stock options to key employees of Carmike. The Stock Option Committee has the power to determine the individuals to whom stock options are awarded, the terms at which option grants shall be made and the terms of the options and the number of shares subject to each option. The size of option grants may be based, in part, upon position level.

Carmike Cinemas, Inc. Employee Retention and Severance Plan

         On November 21, 2000, the Board of Directors approved the Carmike Cinemas, Inc. Retention and Severance Plan (the "Retention and Severance Plan"). The Retention and Severance Plan, which was approved by order of the Bankruptcy Court on January 31, 2001, is designed to supplement temporarily the salaries of key employees in order to maintain competitive compensation levels for such employees during their continued employment with the Company. The Retention and Severance Plan is also designed to reassure key employees that they would not suffer a financial hardship in the unlikely event that their employment is involuntarily terminated without cause.

         Participants in the Retention and Severance Plan are designated by the Board of Directors. There are currently 60 key employees participating in the Retention and Severance Plan, including the named executive officers, except for the Chief Executive Officer. Each participant is placed in a category depending on seniority and is entitled to receive an annual retention bonus in an amount equal to a percentage of the participant's annual base salary, ranging from 100% for certain senior officers to 25% for other key employees. The bonus percentages specified by the Board of Directors for the named executive officers participating in the Retention and Severance Plan are: 100% for Martin A. Durant and Fred W. Van Noy and 50% for F. Lee Champion, III and Anthony J. Rhead.

         The retention bonuses are payable in two or three installments, depending upon the category to which an employee belongs. On February 28, 2001, Carmike paid 25% of the retention bonuses to each eligible participant in the Retention and Severance Plan. If the participant remains employed with Carmike through August 31, 2001, then that participant will receive either up to 25% or 75% of his or her remaining retention bonus depending upon the category to which the participant belongs and, in some cases, Carmike's actual operating performance in comparison to its 2001 annual operating budget approved by the Board of Directors and the statutory creditors' committee in the Chapter 11 Cases. Certain participants will receive up to 50% of their remaining retention bonus, depending upon Carmike's actual operating performance in comparison to its 2001 annual operating budget, on February 28, 2002, or earlier with the consent of the statutory creditors' committee. No retention bonus will be paid to any participant who terminates employment for any reason (other than death or disability) prior to the scheduled payment date. In the case of a participant who dies or becomes disabled prior to any scheduled payment date, the Board of Directors may in its sole discretion determine whether the participant or his or her estate shall be entitled to a pro rata portion of the retention bonus that otherwise would have been paid on the next scheduled payment date.

         The Retention and Severance Plan provides for severance payments upon a participant's involuntary termination of employment (other than for cause or by reason of death or disability) or, following a change in control, resignation for good reason. A participant may terminate his or her employment for "good reason" following a "change in control" upon the occurrence of any of the following events with respect to such participant: (i) any reduction in the participant's annual base salary, with certain exceptions;
(ii) any material adverse change of the participant's position, duties or responsibilities without the participant's prior consent (excluding certain changes consistent with the participant's position as of the date of a change of control for purposes of transitioning the participant's duties); (iii) a material reduction in the participant's bonus opportunity (other than any reduction applicable to similarly situated or bonus-eligible employees generally) under Carmike's annual bonus program; or (iv) any change of more than 50 miles in the participant's principal work location. A "change in control" of the Company shall mean and be deemed to have occurred if: (i) there is a sale or other divestiture of all or substantially all of the assets of Carmike; (ii) during the period of two consecutive years, the "continuing directors" shall not constitute a majority of the Board of Directors; or (iii) any person acquires more than 30% of any common stock of Carmike that is outstanding at the time. However, the following events shall not be deemed a "change in control": (a) the acquisition of stock by a person who was a stockholder or a creditor of Carmike on the date it filed the Chapter 11 petition or (b) the election of the initial members of the Board of Directors in accordance with a plan of reorganization to which Carmike is a plan proponent. The term "continuing director" means, at any determination date, an individual (i) who was a member of the Board of Directors on November 21, 2000, and (ii) who has been nominated and selected to be a member of the Board of Directors by a majority of the other continuing directors then in office.

         Under the Retention and Severance Plan, the Chief Financial Officer and the Chief Operating Officer will receive a severance payment of a fixed amount determined in consultation with the statutory creditors' committee. All other participants will receive severance payments based on the amount of their annual compensation on the date of termination. The severance payments will be payable in one lump sum as soon as practicable, but in no event later than two weeks following the date Carmike receives from the participant an effective and non-revocable release of claims, covenant not to sue, and non-disclosure and non-solicitation agreement. In addition to the lump sum severance payment, Carmike also will continue to provide to each eligible participant who has received a severance payment medical and life insurance coverage of the same type and scope in effect immediately prior to such employee's termination, provided the employee pays the "employee portion" of such coverage, and provided further that the employee has not obtained comparable coverage from a subsequent employer.

         The Retention and Severance Plan cannot be amended or terminated except with respect to a participant who has consented in writing to any such amendment or termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Carmike has no Compensation Committee. The following officers and employees of Carmike participated in deliberations of the Board of Directors concerning executive officer compensation: Michael W. Patrick, Martin A. Durant and F. Lee Champion, III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

         The following table sets forth certain information as to the Class A Common Stock, the Class B Common Stock and Series A Preferred Stock of Carmike beneficially owned as of January 31, 2001 by each person, other than persons whose ownership is reflected under the caption "Security Ownership of Management," who is known to Carmike to own, directly or indirectly, more than 5% of the outstanding shares of either class of Carmike's Common Stock or Series A Preferred Stock, and reflects information presented in each such person's filings with the Commission and provided to Carmike.

                                             TITLE                        PERCENT      TOTAL
                                               OF           BENEFICIAL       OF        VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER         CLASS           OWNERSHIP   CLASS (1)   INTEREST(2)
-----------------------------------------  ---------       ----------   ----------   -----------
The Goldman Sachs Group, Inc. (3)
         85 Broad Street
         New York, New York 10004.......   Series A           550,000       100%         8.5%
                                           Preferred
Leucadia Investors, Inc. (4)
         315 Park Avenue South
         New York, New York 10010.......   Class A            589,475       5.9%         2.3%
                                           Common

--------------

(1) Percent of Class is (a) with respect to outstanding shares of Class A Common Stock as of January 31, 2001 (10,018,287 shares outstanding on that date) and (b) with respect to outstanding shares of Series A Preferred Stock, as of January 31, 2001, (550,000 shares outstanding on that date).

(2) Total Voting Interest reflects ten votes afforded each share of outstanding Class B Common Stock (13,707,000 votes), one vote afforded each share of outstanding Class A Common Stock (10,018,287 votes), and four votes afforded each share of outstanding Series A Preferred Stock (2,200,000 votes) for a total of 25,925,287 votes.

(3) Based on the Form 4 filed on February 10, 2000 by The Goldman Sachs Group, Inc. ("GS Group"). Goldman Sachs and GS Group may be deemed to own beneficially and indirectly in the aggregate 2,608,000 shares of Class A Common Stock, consisting of (i) 408,000 shares of Class A Common Stock beneficially owned by the Limited Partnerships (as defined below), and (ii) 2,200,000 shares of Class A Common Stock which may be deemed to be beneficially owned by the Limited Partnerships by reason of their ownership of 550,000 shares of Series A Preferred Stock. The Limited Partnerships are: GS Capital Partners III, L.P.; GS Capital Partners III Offshore, L.P.; GS Capital Partners III German Civil Law Partnership; Stone Street Fund 1998, L.P.; and Bridge Street Fund 1998, L.P. Affiliates of Goldman Sachs and GS Group are the general partner or managing partner of the Limited Partnerships. Goldman Sachs is the investment manager of GS Capital III, GS Offshore and GS German. Goldman Sachs is an indirect wholly-owned subsidiary of GS Group. The Limited Partnerships; Stone Street 1998, LLC; GS Advisors III, L.L.C.; and Goldman Sachs & Co., disclaim beneficial ownership of the securities owned by the GS Group and Goldman Sachs. Goldman Sachs and GS Group each disclaim beneficial ownership of the securities owned by the Limited Partnerships except to the extent of their pecuniary interest therein.

(4) Leucadia Investors, Inc. is an indirect wholly-owned subsidiary of Leucadia National Corporation; both entities are New York corporations. Leucadia National Corporation may be deemed to be the beneficial owner of the Class A Common Stock shares by virtue of its shared powers to direct the voting and disposition by Leucadia Investors, Inc. of such shares. John W. Jordan, II, David W. Zalaznick and Leucadia Investors, Inc. are each a general partner in The Jordan Company, a New York general partnership organized in 1982, which was one of the three original investors in the leveraged buyout of Carmike in April 1982.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information as to the Class A Common Stock and the Class B Common Stock beneficially owned as of January 31, 2000 by each of Carmike's directors, each executive officer named in the Summary Compensation Table set forth under the caption "Executive Compensation and Other Information" and all directors and executive officers as a group.

                                                           TITLE                         PERCENT        TOTAL
                                                             OF           BENEFICIAL        OF          VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER                       CLASS           OWNERSHIP     CLASS (1)    INTEREST (2)
-----------------------------------------------------      -----           ---------     ---------    ------------

C.L. Patrick (3)......................................    Class B            175,143       12.8%           6.8%
Michael W. Patrick (4)................................    Class A            110,000          *              *
                                                          Class B            651,913       47.6%          25.1%
Carl L. Patrick, Jr. (5)..............................    Class A             44,894          *              *
                                                          Class B            543,644       40.0%          21.0%
F. Lee Champion, III (14).............................    Class A             30,205          *              *
Martin A. Durant (15) ................................    Class A              6,000          *              *
Elizabeth C. Fascitelli (6) ..........................    Class A            408,000        4.1%           1.6%
Richard A. Friedman (6)
John W. Jordan, II (7)(8).............................    Class A          1,750,000       17.5%           6.8%
Carl E. Sanders (9)...................................    Class A             44,228          *              *
David W. Zalaznick (7)(10)............................    Class A            222,915        2.2%             *
Anthony J. Rhead (11).................................    Class A             37,500          *              *
Fred W. Van Noy (12)..................................    Class A             45,000          *              *
Denis F. Cronin.......................................        --                  --         --             --
Jane Lee Vris.........................................        --                  --         --             --
All directors and executive officers as a group           Class A          2,799,063       27.9%          10.8%
    (18 persons)(13)..................................    Class B          1,370,700      100.0%          53.0%

--------------
*        Indicates less than 1%.
---      Indicates no ownership.

(1) Percent of Class is with respect to outstanding shares of each class of Common Stock as of January 31, 2001 (10,018,287 outstanding shares of Class A Common Stock and 1,370,700 outstanding shares of

         Class B Common Stock), plus such additional shares as are subject to purchase upon exercise of vested options held by the particular group of persons.

(2) Total Voting Interest reflects ten votes afforded each share of outstanding Class B Common Stock (13,707,000 votes), one vote afforded each share of outstanding Class A Common Stock (10,018,287 votes), and four votes afforded each share of outstanding Series A Preferred Stock (2,200,000 votes) for a total of 25,925,287 votes.

(3) C.L. Patrick and Frances E. Patrick are husband and wife. Includes 45,963 shares of Class B Common Stock owned by Frances E. Patrick as to which shares C.L. Patrick disclaims beneficial ownership. Includes 59,576 shares of Class B Common Stock held in trust for Michael W. Patrick by C.L. Patrick, as trustee, and 59,576 shares held in trust for Carl L. Patrick, Jr. by Frances E. Patrick, as trustee; pursuant to these trusts, C.L. Patrick and Frances E. Patrick each sold the remainder interest in the shares held by these trusts in return for an annuity based on their joint lives.

(4) Includes 39,478 shares of Class B Common Stock held by Michael W. Patrick as custodian for his minor son; Michael W. Patrick has voting and investment power with respect to such shares but disclaims beneficial ownership thereof. Excludes 59,576 shares of Class B Common Stock held in trust for Michael W. Patrick by C.L. Patrick, as trustee, the remainder interest of which Michael W. Patrick has purchased. Includes 105,000 shares of Class A Common Stock which are subject to purchase, upon exercise of vested options held by Michael W. Patrick. The combined voting power represented by the shares of Class A Common Stock and Class B Common Stock beneficially owned by Michael W. Patrick is approximately 28.0% of the total combined voting power represented by the outstanding shares of these two classes.

(5) Includes 200 shares of Class A Common Stock owned by Carl L. Patrick, Jr.'s wife, as to which shares Carl L. Patrick, Jr. disclaims beneficial ownership. Includes 500 shares of Class A Common Stock held as custodian for son. Excludes 59,576 shares of Class B Common Stock held in trust for Carl L. Patrick, Jr. by Frances E. Patrick, as trustee, the remainder interest of which Carl L. Patrick, Jr. has purchased. The combined voting power represented by the shares of Class A Common Stock and Class B Common Stock beneficially owned by Carl L. Patrick, Jr. is approximately 23.1% of the total combined voting power represented by the outstanding shares of these two classes.

(6) Ms. Fascitelli and Mr. Friedman are managing directors of Goldman Sachs. Includes the 408,000 shares of Class A Common Stock which Goldman Sachs or GS Group may be deemed to own beneficially and indirectly through the Limited Partnerships. Ms. Fascitelli and Mr. Friedman disclaim beneficial ownership of the 408,000 shares of Class A Common Stock held by the Limited Partnerships. Does not include 550,000 shares of the Series A Preferred Stock held by GS Capital Partners III, L.P. and certain other affiliates of Goldman Sachs of which Ms. Fascitelli and Mr. Friedman disclaim beneficial ownership. The Series A Preferred Stock currently represents 8.5% of the total voting interest of the Company's voting securities. See "Certain Relationships and Related Transactions." Also does not include shares of Class A Common Stock which may be deemed to be beneficially owned by Goldman, Sachs & Co. as a result of ordinary course trading activities from time to time or shares of Class A Common Stock held in client accounts ("Managed Accounts") with respect to which Goldman Sachs or its employees have voting or investment discretion or both. Goldman Sachs, Ms. Fascitelli and Mr. Friedman disclaim beneficial ownership of the Class A Common Stock held in Managed Accounts, except to the extent of their pecuniary interest therein.

(7) John W. Jordan, II, David W. Zalaznick and Leucadia Investors, Inc. are each a general partner in The Jordan Company, a New York general partnership organized in 1982, which was one of the three original investors in the leveraged buyout of Carmike in April 1982. Does not include 589,475 shares of Class A Common Stock owned by Leucadia Investors, Inc. Until May 26, 1995, Mr. Jordan was a director of Leucadia National Corporation.

(8) Consists of 448,205 shares of Class A Common Stock owned by The Jordan Trust, a charitable remainder trust; 20,100 shares of Class A Common Stock owned by The TJT(B), a charitable remainder trust; and

         1,281,695 shares of Class A Common Stock owned by TJT(B) (Bermuda) Investment Company Ltd, a Bermuda company wholly owned by TJT(B).

(9) Includes 14,000 shares of Class A Common Stock owned by Mr. Sanders' wife, as to which shares Mr. Sanders disclaims beneficial ownership. Mr. Sanders resigned from the Carmike Board of Directors on April 9, 2001.

(10) Includes an aggregate of 12,000 shares held by three irrevocable trusts for the benefit of Mr. Zalaznick's minor children (Mr. Zalaznick's wife is the trustee of these trusts), 50 shares held by Mr. Zalaznick as custodian for his minor son and 75 shares held by Mr. Zalaznick as custodian for his minor daughter. Mr. Zalaznick disclaims beneficial ownership of such 12,125 shares.

(11) Consists of 37,500 shares of Class A Common Stock which are subject to purchase upon exercise of vested options by Mr. Rhead.

(12) Consists of 45,000 shares of Class A Common Stock which are subject to purchase upon exercise of vested options by Mr. Van Noy.

(13) Includes 321 shares of Class A Common Stock owned by and 30,000 shares of Class A Common Stock that are subject to purchase upon exercise of vested options held by an unnamed executive officer. Also includes 70,000 shares of Class A Common Stock that are subject to purchase upon exercise of vested options by three additional unnamed executive officers.

(14) Includes 40,000 shares of Class A Common Stock which are subject to purchase upon exercise of vested options by Mr. Champion.

(15) Includes 6,000 shares of Class A Common Stock which are subject to purchase upon exercise of vested options by Mr. Durant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Carmike has an aircraft lease agreement dated July 1, 1983, with C.L.P. Equipment, a sole proprietorship of which Chairman of the Board C.L. Patrick is the owner, pursuant to which Carmike paid $190,522 in the year ended December 31, 2000. Carmike believes that this transaction is on terms no less favorable to Carmike than terms available from unaffiliated parties in arm's-length transactions.

         F. Lee Champion, III, Senior Vice President, General Counsel, Secretary and a director of Carmike, owns 20% of Military Services, Inc., a subsidiary of Carmike. Carl E. Sanders, a director of Carmike until April 9, 2001, is Chairman of Troutman Sanders LLP, Atlanta, Georgia, which provided legal services to Carmike during 2000 and is providing legal services to Carmike during 2001.

         Elizabeth C. Fascitelli and Richard B. Friedman are managing directors of Goldman Sachs. Goldman Sachs and its subsidiaries have provided investment banking and related financial services to Carmike during 2000 and are expected to provide similar services to Carmike in 2001. Ms. Fascitelli and Mr. Friedman were elected as directors of Carmike pursuant to a Stock Purchase Agreement dated November 22, 1998 relating to the sale of the Series A Preferred Stock, pursuant to which certain affiliates of Goldman Sachs purchased an aggregate of 550,000 shares of the Series A Preferred Stock for an aggregate purchase price of $55.0 million.

The Series A Preferred Stock is convertible at any time into Carmike's Class A Common Stock at $25.00 per share (subject to anti-dilution adjustments).

         On February 3, 1999, Carmike sold $200 million in principal amount of 9 3/8% Senior Subordinated Notes due 2009 (the "Notes"), of which $140 million in principal amount was purchased by Goldman Sachs. In addition, on February 25, 1999, Carmike entered into a $75 million Term Loan B for which Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, was a lead arranger and syndication agent.

         Under the terms of the Indenture relating to the Notes, any future transactions between Carmike and any officer, director, 5% stockholder or any affiliate thereof will be on terms no less favorable to Carmike than could be obtained from an unaffiliated third party.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARMIKE CINEMAS, INC.

Date:  April 30, 2001                By:  /s/ Michael W. Patrick
                                         -------------------------------------
                                         Michael W. Patrick
                                         President and Chief Executive Officer