Form 10-Q
period 2001-03-31
CARMIKE CINEMAS INC
filed 2001-05-15
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2001
                               --------------

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

Class A Common Stock, $.03 par value --
  10,018,287 shares outstanding as of May 10, 2001
Class B Common Stock, $.03 par value --
  1,370,700 shares outstanding as of May 10, 2001

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2001              2000
                                                                                        ---------       ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                            $  59,454         $  68,271
   Accounts and notes receivable                                                            1,473             1,627
   Inventories                                                                              3,625             4,029
   Recoverable construction allowances-- Note 5                                            11,618            13,392
   Prepaid expenses                                                                         5,192             7,109
                                                                                        ---------         ---------
                                              TOTAL CURRENT ASSETS                         81,362            94,428

OTHER ASSETS
   Investments in and advances to partnerships                                              8,599             8,747
   Other                                                                                    8,668             6,702
                                                                                        ---------         ---------
                                                                                           17,267            15,449

PROPERTY AND EQUIPMENT
   Land                                                                                    66,027            67,041
   Buildings and improvements                                                             197,945           197,687
   Leasehold improvements                                                                 280,764           279,488
   Leasehold interests                                                                     15,429            15,429
   Equipment                                                                              258,048           256,976
                                                                                        ---------         ---------
                                                                                          818,213           816,621

   Accumulated depreciation and amortization                                             (205,675)         (195,456)
                                                                                        ---------         ---------
                                                                                          612,538           621,165
EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED
                                                                                           45,596            45,991
                                                                                        ---------         ---------

                                                                                        $ 756,763         $ 777,033
                                                                                        =========         =========

See accompanying notes

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2001              2000
                                                                                        ---------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                     $  22,584         $  34,847
   Accrued expenses                                                                        31,255            29,903
   Current maturities of long-term indebtedness and capital
     lease obligations                                                                      2,536             2,569
                                                                                        ---------         ---------
                                                   TOTAL CURRENT LIABILITIES               56,375            67,319

LONG-TERM LIABILITIES
   Long-term debt, less $1,648 and $1,724 in current maturities and $448,403 and $455,239 classified as subject to
     compromise at March 31, 2001 and December 31, 2000,
     respectively--Notes 2 and 3                                                              -0-               -0-
   Capital lease obligations, less current maturities and $2,085 classified as subject to compromise at March 31, 2001 and
     December 31, 2000, respectively--Notes 2 and 3                                        49,130            49,430
   Deferred income taxes - Note 4                                                           1,927             1,927
                                                                                        ---------         ---------
                                                                                           51,057            51,357

LIABILITIES SUBJECT TO COMPROMISE - Note 3                                                521,456           529,236

SHAREHOLDERS' EQUITY
     5.5% Series A Senior Cumulative Convertible
       Exchangeable Preferred Stock, $1.00 par value,
       authorized 1,000,000 shares, issued and outstanding
       550,000 shares; involuntary liquidation value of
       $55,000,000                                                                            550               550
     Class A Common Stock, $.03 par value, one vote per
       share, authorized 22,500,000 shares, issued and
       outstanding 10,018,287 shares                                                          301               301
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and
       outstanding 1,370,700 shares
                                                                                               41                41
     Treasury Stock, at cost, 44,800 shares                                                  (441)             (441)
     Paid-in capital                                                                      158,772           158,772
     Retained earnings (deficit)                                                          (31,348)          (30,102)
                                                                                        ---------         ---------
                                                                                          127,875           129,121
                                                                                        ---------         ---------
                                                                                        $ 756,763         $ 777,033
                                                                                        =========         =========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          2001               2000
                                                                                        ---------         ---------
Revenues:
   Admissions                                                                           $  68,468         $  68,556
   Concessions and other                                                                   31,236            32,979
                                                                                        ---------         ---------
                                                                                           99,704           101,535

Costs and expenses:
  Film exhibition costs                                                                    34,776            36,280
  Concession costs                                                                          4,147             3,980
  Other theatre operating costs                                                            46,444            49,626
  General and administrative expenses                                                       1,624             1,685
  Depreciation and amortization expenses                                                   10,782            11,054
                                                                                        ---------         ---------
                                                                                           97,773           102,625
                                                                                        ---------         ---------
        OPERATING INCOME (LOSS)                                                             1,931            (1,090)
   Interest expense (Contractual interest for the three month
      period ended March 31, 2001 was $12,849)                                             (1,611)          (10,788)
                                                                                        ---------         ---------
        INCOME (LOSS) BEFORE REORGANIZATION
            COSTS AND INCOME TAXES                                                            320           (11,878)
   Reorganization costs--Note 2                                                             1,566               -0-
                                                                                        ---------         ---------
        LOSS BEFORE INCOME TAXES                                                           (1,246)          (11,878)
   Income tax benefit                                                                         -0-            (4,514)
                                                                                        ---------         ---------
        NET LOSS                                                                           (1,246)           (7,364)
   Preferred stock dividends                                                                  -0-              (756)
                                                                                        ---------         ---------
        NET LOSS AVAILABLE FOR COMMON STOCK                                             $  (1,246)        $  (8,120)
                                                                                        =========         =========
Weighted average shares outstanding:
   Basic and diluted                                                                       11,389            11,344
                                                                                        =========         =========
Loss per common share:
   Basic and diluted
                                                                                        $   (0.11)        $    (.72)
                                                                                        =========         =========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          2001               2000
                                                                                        ---------         ---------
OPERATING ACTIVITIES
   Net loss                                                                             $  (1,246)        $  (7,364)
   Adjustments to reconcile net loss to net cash provided by
     (used by) operating activities:
        Depreciation and amortization                                                      10,782            11,054
        Deferred income taxes                                                                 -0-            (2,690)
        Recoverable income taxes                                                              -0-              (972)
        Gain on sales of property and equipment                                              (851)             (546)
        Changes in other assets and liabilities                                            (1,690)           (1,006)
        Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                                      558              (189)
           Prepaid expenses                                                                 1,917            (5,278)
           Accounts payable                                                               (12,263)               33
           Accrued expenses and other liabilities                                           1,352            (4,573)
                                                                                        ---------         ---------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     BEFORE REORGANIZATION ITEMS                                                           (1,441)          (11,531)
   Reorganization items                                                                    (7,780)              -0-
                                                                                        ---------         ---------
     NET CASH USED IN OPERATING ACTIVITIES                                                 (9,221)          (11,531)
INVESTING ACTIVITIES
   Purchases of property and equipment                                                     (2,990)          (19,709)
   Proceeds from sales of property and equipment                                            1,953               546
   Proceeds from sale/leaseback transaction--Note 6                                           -0-            23,283
   Decrease (increase) in:
     Short-term investments                                                                   -0-            (8,773)
     Other                                                                                   (333)             (373)
                                                                                        ---------         ---------
                   NET CASH USED IN INVESTING ACTIVITIES                                   (1,370)           (5,026)
FINANCING ACTIVITIES
   Debt:
     Additional borrowings                                                                    -0-           149,500
     Repayments                                                                               -0-          (127,391)
   Payment of preferred dividends                                                             -0-              (756)
   Recoverable construction allowances under capital leases                                 1,774            (4,729)
                                                                                        ---------         ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,774            16,624
                                                                                        ---------         ---------
               INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS                                                              (8,817)               67
   Cash and cash equivalents at beginning of period                                        68,271             6,509
                                                                                        ---------         ---------
              CASH AND CASH EQUIVALENTS AT END OF
                 PERIOD                                                                 $  59,454         $   6,576
                                                                                        =========         =========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Carmike Cinemas, Inc. ("Carmike") and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern which contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 2 - Proceedings Under Chapter 11, on August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries, Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel") and Military Services, Inc. ("Military Services") (collectively with Carmike, the "Debtors") filed voluntary petitions for relief under chapter 11 (the "Chapter 11 Cases") of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes only. The Debtors are operating their respective businesses as debtors-in-possession. On August 23, 2000, the Office of the United States Trustee for the District of Delaware (the "U.S. Trustee") appointed an Official Committee of Unsecured Creditors.

As a result of the Company's recurring losses, the Chapter 11 Cases and circumstances relating to this event, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. In the event a plan of reorganization is developed and is approved by the Bankruptcy Court, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful future operations. Management intends to develop and submit for acceptance and approval a plan of reorganization. In this regard, with the assistance of Dresdner Kleinwort Wasserstein, Inc. ("DKW"), the Company's financial advisors, the Company has developed, and on April 18, 2001 submitted for review by the Creditor's Committee and the pre-petition lenders, a proposed five-year business plan for the Company. Management expects to use this business plan as the basis for the development of a plan of reorganization.

In connection with the Chapter 11 Cases, the Company is required to report in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") for financial statements for the period beginning August 8, 2000 and thereafter. SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and the identification of all transactions and events that are directly associated with the reorganization of the Company in the consolidated statement of operations. The liabilities are recorded in the amounts reflected on the Debtors' books and records and are not necessarily the amount that the liabilities will ultimately be allowed by the Bankruptcy Court. Due to the Company's Chapter 11 Cases, the value of certain of the Company's long-lived assets has been impaired (see Note 2 - Proceedings Under Chapter 11). As additional leases are approved for rejection by the Bankruptcy Court, additional long-lived asset impairments may be taken. Also, amounts reported on the consolidated condensed balance sheet could materially change as a result of a plan of reorganization, as such reported amounts currently do not give effect to adjustments to the carrying value of the underlying assets or amounts of liabilities that may ultimately result.

Further, the Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Carmike's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11

As previously noted (see Note 1 - Basis of Presentation), the Debtors have operated under chapter 11 of the Bankruptcy Code since August 8, 2000. In the Chapter 11 Cases, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On September 19, 2000, Wooden Nickel and Military Services, filed their bankruptcy schedules with the Bankruptcy Court.
Carmike and Eastwynn filed their schedules on October 18, 2000. On April 16, 2001, the Debtors filed amended schedules. The schedules set forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records and the schedules may be amended by the Debtors. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. The Debtors have already received approval from the Bankruptcy Court to reject leases relating to 119 theatre locations of the Debtors. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements.

On February 13, 2001 the agent for the lenders under the master lease facility with MoviePlex Realty Leasing L.L.C. (the "Master Lease") commenced an adversary proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company has agreed to an interim settlement regarding the Master Lease. As part of the interim settlement between the Company and the Master Lease lenders, the Master Lease will be deemed a true lease for bankruptcy law purposes. Once the interim settlement becomes effective, the Company will make an initial payment in satisfaction of all post-petition rent due under the Master Lease through March 31, 2001 and will make monthly rent payments at a reduced rate. The term of the interim settlement expires on August 31, 2001, but may be extended.

The Company has received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors and film distributors. All other prepetition liabilities at March 31, 2001 are classified in the condensed consolidated balance sheet as liabilities subject to compromise (see Note 3 - Liabilities Subject to Compromise). The Company has been and intends to continue to pay postpetition claims of all vendors, film distributors and other suppliers in the ordinary course of business.

As a debtor-in-possession under chapter 11, the Company cannot pay pre-petition debts without prior Bankruptcy Court approval. Payments may be required to be made on secured prepetition debt subject to Bankruptcy Court approval. On October 27, 2000, the Debtors received Bankruptcy Court approval to make debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia. The amount outstanding under these bonds, $1.6 million at March 31, 2001 are classified as current maturities of long-term indebtedness in the accompanying condensed consolidated balance sheets. The Company has reached an agreement with its pre-petition lenders that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. The Company made payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and will make payments of $500,000 per month as adequate protection payments. All of these payments allocated to the Revolving Credit and Term Loan B are treated as principal payments under the applicable credit agreement. Amounts allocated to the Master Lease are treated as post-petition rent.

Additionally, during the Chapter 11 Cases, the Company cannot declare dividends on its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Preferred Stock dividends of approximately $2.3 million are in arrears at March 31, 2001. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5%. In view of the Company's having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock have designated two additional directors to the Company's Board of Directors.

Reorganization costs are costs that are directly associated with the Company's Chapter 11 Cases reorganization proceedings. Reorganization costs for the period of January 1 through March 31, 2001 are as follows (in thousands):

         Professional fees                                    $ 2,270
         Gain on sale of assets                                  (851)
         Interest income                                         (626)
         Other                                                    773
                                                              -------
                                                              $ 1,566
                                                              =======

Cash provided (used in) reorganization costs for the period of January 1 through March 31, 2001 are as follows (in thousands):

         Professional fees                                    $(1,025)
         Proceeds from sale of assets                           1,953
         Interest income                                          626
         Other                                                 (6,845)
                                                              -------
                                                              $(5,291)
                                                              =======

NOTE 3 -- LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as Liabilities Subject to Compromise under the Chapter 11 Cases are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims filed with the Bankruptcy Court, and may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. Additional claims may arise from the rejection of executory contracts and unexpired leases by the Debtors.

A summary of the principal categories of claims classified as liabilities subject to compromise at March 31, 2001 are as follows (in thousands):

         Accounts payable                                   $  19,958
         Accrued expenses                                      26,231
         Restructuring reserves                                24,668
         Other liabilities                                      2,196
         Revolving Credit Agreement                           187,022
         Term Loan B                                           69,415
         Subordinated Notes                                   191,966
                                                            ---------
                                                            $ 521,456
                                                            =========

Amounts outstanding under (a) the Amended and Restated Credit Agreement among Carmike, certain banks and Wachovia Bank, N.A., as agent, dated as of January 29, 1999, as amended (the "Revolving Credit Agreement"), (b) the Term Loan Credit Agreement among Carmike, certain lenders, Wachovia Bank, N.A., as administrative agent, Goldman Sachs Credit Partners L.P., as syndication agent, and First Union National Bank, as documentation agent, dated as of February 25, 1999, as amended (the "Term Loan B" and together with the Revolving Credit Agreement, the "Bank Facilities") and (c) the 9 3/8% Subordinated Notes due 2009 ("Subordinated Notes") at the Petition Date are classified as Liabilities Subject to Compromise in the accompanying financial statements until a plan of reorganization is approved and implemented. Certain provisions of the Bankruptcy Code may relieve the Company from its obligation to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. It has not been determined whether the collateral exceeds the principal amount of any secured claim. Thus, under certain conditions, interest on secured claims may not be required to be accrued. After the Petition Date, the Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until conclusion of the Chapter 11 Cases and implementation of a plan of reorganization allowing for such payments.

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

In periods prior to June 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale-leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Thus, the Company provided an additional valuation allowance of approximately $462,000 during the three months ended March 31, 2001.

Significant components of the Company's deferred tax liabilities (assets) and valuation reserves are as follows (in thousands):

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2001              2000
                                                                                        ---------       ------------
         Alternative minimum tax credit carryforwards                                   $  (4,700)        $  (4,700)
         Net operating loss carryforwards                                                 (21,537)          (19,471)
         Financial statement bases of property and equipment over
           (under) tax bases                                                               (4,041)           (5,609)
         Restructuring reserve                                                             (8,853)           (8,935)
         Deferred rent                                                                     (2,516)           (2,470)
                                                                                        ---------         ---------
                                                                                          (41,647)          (41,185)
         Valuation reserves                                                                41,413            40,951
         Other deferred tax credits                                                         2,161             2,161
                                                                                        ---------         ---------
                                                                                        $   1,927         $   1,927
                                                                                        =========         =========

NOTE 5 -- RECOVERABLE CONSTRUCTION ALLOWANCES

Carmike, under contractual agreements with certain lessors, is entitled to reimbursement of certain theatre construction related costs. Collection of these amounts, $11.6 million at March 31, 2001, are based on the occurrence of certain defined events. Certain lessors may dispute the requirements to reimburse the Debtors for such amounts. Amounts collected after the Petition Date (approximately $1.8 million) may be subject to liens and security interests granted to the banks under the Credit Facilities and are currently classified as long-term assets. Pursuant to the Company's agreement with its pre-petition lenders regarding adequate protection and use of cash collateral, the Company has agreed to pay down the principal amount of indebtedness to such lenders by the amount of net construction allowances collected during the Chapter 11 Cases less the costs incurred by the Company during the Chapter 11 Cases.

NOTE 6 -- SALE/LEASEBACK TRANSACTION

During the period ended March 31, 2000, the Company sold three theatres, with a net book value of $22.6 million, for $23.3 million. The theatres were leased back from the purchaser under a 20 year operating lease agreement. Gains realized from sale/leaseback transactions are recognized over the life of the leases. The leases contain renewal options and generally provide that the Company will pay property taxes, common area maintenance, insurance and repairs. The net proceeds from these transactions was used to reduce outstanding bank indebtedness and for operations.

NOTE 7 -- EARNINGS PER SHARE

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          2001               2000
                                                                                        ---------         ---------
         Weighted average shares outstanding (in thousands):
            Basic                                                                          11,389            11,344
            Effect of dilutive securities - employee stock
              options                                                                         -0-               -0-
                                                                                        ---------         ---------
            Diluted                                                                        11,389            11,344
                                                                                        =========         =========
         Earnings (loss) per common share:
            Basic and diluted                                                           $   (0.11)        $   (0.72)
                                                                                        =========         =========

NOTE 8 -- CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Carmike's wholly owned subsidiaries, Eastwynn and Wooden Nickel, fully, unconditionally, jointly and severally guarantee Carmike's $200 million principal amount of Subordinated Notes (see Note 3 - Liabilities Subject to Compromise).

Eastwynn and Wooden Nickel are direct, wholly owned U.S. subsidiaries of Carmike. Carmike and the guarantor subsidiaries conduct substantially all of the operations of Carmike and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Carmike also has a partially owned subsidiary and several unconsolidated affiliates which are not guarantors of the Subordinated Notes and are inconsequential to Carmike on a consolidated basis.

The following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of Carmike (in thousands) (unaudited):

                                                            MARCH 31,
                                                              2001
                                                            ---------
         Current assets                                     $  27,874
         Current liabilities                                   17,312
         Noncurrent assets                                    509,045
         Noncurrent liabilities                               378,044

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              2001               2000
                                                            ---------         ---------
         Revenues                                           $  79,587         $  81,926
         Operating income (loss)                                 (246)           (6,086)
         Net loss                                              (1,252)           (8,188)

Operating income (loss) included intercompany management fees of approximately $4.7 million and $4.8 million for the three months ended March 31, 2001 and 2000, respectively. As previously noted (see Note 1 - Basis of Presentation and
Note 2 - Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000.

NOTE 9 -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of Statement No. 133 on January 1, 2001 had no impact on the Company's financial position or operating results.

NOTE 10 -- RECLASSIFICATIONS

Certain 2000 amounts in the accompanying condensed consolidated balance sheets have been reclassified to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS AND CAUTIONARY STATEMENTS

The following discussion and analysis should be read in conjunction with financial statements and the notes thereto of Carmike Cinemas, Inc. ("Carmike") and its subsidiaries (collectively, the "Company") included herein and on Form 10-K for the fiscal year ended December 31, 2000.

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

The Company cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the following:

         - there can be no assurance that the cash and cash equivalents on hand at March 31, 2001 and cash generated by the Company from operations and from debtor-in-possession financing, if any, will be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court;

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

         - there is the potential for a Screen Actors Guild strike in the summer of 2001. If the strike occurs it is possible there could be problems encountered in the supply, quality and availability of film product;

and the other factors detailed from time to time in Carmike's filings with the Securities and Exchange Commission, including Carmike's Annual Report on Form 10-K for the year ended December 31, 2000.

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

CHAPTER 11 CASES

On August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel"), and Military Services, Inc. ("Military Services") (collectively with Carmike, the "Debtors") filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The filings ("Chapter 11 Cases") were made in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes. On August 23, 2000, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Debtors' unsecured creditors in the Chapter 11 Cases.

In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On September 19, 2000, Wooden Nickel and Military Services, filed their bankruptcy schedules with the Bankruptcy Court. Carmike and Eastwynn filed their schedules on October 18, 2000. On April 16, 2001, the Debtors filed amended schedules. The schedules set forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records and the schedules may be amended by the Debtors. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable. In addition to these schedules, the Debtors must file with the Bankruptcy Court monthly operating reports that show, among other things, for each month cash receipts and disbursements, net income, a balance sheet and a summary of unpaid post-petition debts.

As a debtor-in-possession under chapter 11, the Company cannot pay pre-petition debts without prior Bankruptcy Court approval. Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. To date, the most significant of these orders: (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their theatres and approximately $37 million to film distributors; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The

Debtors, have already received approval from the Bankruptcy Court to reject theatre leases relating to 119 theatre locations of the Debtors. The 119 theatres approved for rejection generated approximately $0.43 million and $3.94 million in theatre-level cash flow losses for the three months ended March 31, 2001 and 2000, respectively. Such losses are measured by subtracting revenues generated at such theatre locations from costs of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. A plan of reorganization sets forth the means for satisfying claims and interests in the Debtors, including the liabilities subject to compromise. The exclusive period of the Debtors to propose a plan of reorganization on application of the Debtors has been at the current time extended to September 28, 2001. At any time after April 11, 2001, the Creditors' Committee or the pre-petition lenders may require the Debtors to file a motion with the Bankruptcy Court to confirm the definitive balance of the exclusivity period. The Debtors have retained the financial advisory firm Dresdner Kleinwort Wasserstein ("DKW") to assist it in, among other things, developing a five-year business plan and plan of reorganization.

On April 18, 2001, the Debtors submitted a five-year business plan to the Creditor's Committee and the pre-petition lenders for their review. Management expects to use this business plan as the basis for the development of a plan of reorganization. If the Debtors fail to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own chapter 11 plan for the Debtors.

After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. Accordingly, the value of the Company's capital stock, including but not limited to its Class A Common Stock, is highly speculative.

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

As described above in Note 2 - Proceeding Under Chapter 11, the Company has reached a cash collateral and adequate protection agreement with the pre-petition lenders and an interim settlement relating to the Master Lease.

       COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 2001 decreased 1.8% to $99.7 million from $101.5 million for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, the Company's average admission price was $4.79, its average concession sale per patron was $2.02 and the attendance per average screen was 5,855 compared to 5,465 for the quarter ended March 31, 2000. The increase in attendance, partially aided by per patron increases in admissions and concessions, resulted in an increase of revenue per average screen of 14.0% to $40,829. For the quarter ended March 31, 2000, the Company's average admission price was $4.43, its average concession sale per patron was $1.92 and the revenue per average screen was $35,815. Carmike operated 350 theatres with 2,445 screens at March 31, 2001 compared to 447 theatres with 2,821 screens at March 31, 2000.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) decreased 5.0% from $89.9 million for the quarter ended March 31, 2000 to $85.4 million for the quarter ended March 31, 2001. Film exhibition costs decreased as a percentage of expense to total admissions revenue. Concessions costs were $4.1 million for the quarter ended March 31, 2001, compared to $4.0 million for the quarter ended March 31, 2000. Other theatre costs for the quarter ended March 31, 2001 decreased 6.5% to $46.4 million from $49.6 million for the same period in 2000. This decrease was the result of a 14% reduction in rent expense related to natural attrition and the rejection of 119 theatre leases. As a percentage of total revenues, cost of operations decreased to 85.6% of total revenues in the quarter ended March 31, 2001 from 88.5% for the quarter ended March 31, 2000, largely due to the elimination of underperforming theatres.

Depreciation and amortization decreased 2.7% from $11.1 million for the quarter ended March 31, 2000 to $10.8 million for the quarter ended March 31, 2001. This decrease primarily results from lowering the carrying values of property and equipment as discussed in Note 4 - Impairment of Long-Lived Assets in the Annual Report on Form 10-K for the year ended December 31, 2000.

Interest expense for the quarter ended March 31, 2001 decreased 85.2% to $1.6 million from $10.8 million for the quarter ended March 31, 2000. The Company stopped recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 in accordance with the requirements of Statement of Position 90-7 "Financial Reporting by Entities In Reorganization under the Bankruptcy Code" ("SOP 90-7").

An income tax benefit of $4.5 million was recognized in the three-month period ended March 31, 2000. In periods prior to June 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections for future operating results and (iii) the limited market for theatre sale/leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Therefore, no income tax benefit was recognized in the three-month period ended March 31, 2001. In addition, the Company has a valuation allowance of $41.4 million in the aggregate at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital of $25.0 million as of March 31, 2001, compared to a working capital of $27.1 million at December 31, 2000. The working capital recorded as of March 31, 2001 excludes $46.2 million in current liabilities reported as "Liabilities Subject to Compromise." Including this amount, the working capital deficit at March 31, 2001 would have been $21.2 million. These deficits were financed through the operating "float" and, prior to the commencement of the Chapter 11 Cases, through borrowing availability under Carmike's $200 million Revolving Credit Facility (the "Revolving Credit Facility"). At March 31, 2001, the Company had approximately $59.5 million in cash and cash equivalents. No further amounts were available for borrowings under Carmike's Revolving Credit Facility. As of May 4, 2001, the Company had approximately $60.2 million in cash and cash equivalents.

Carmike's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres. During the first three months of 2001, such capital expenditures totaled approximately $3 million.

Cash used in operating activities, before reorganization items, was $1.4 million for the three months ended March 31, 2001, compared to cash used in operating activities of $11.5 million for the three months ended March 31, 2000. Reorganization items used cash of $7.8 million. Including this amount the cash used in operating activities was $9.2 million. The decrease in cash used in operating activities was primarily due to the decrease in net losses and changes in operating assets and liabilities. Net cash used in investing activities was $1.4 million for the three months ended March 31, 2001 as compared to $5.0 million in the prior year period. The decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures. For the three month periods ended March 31, 2001 and 2000, cash provided by financing activities was $1.8 million and $16.6 million, respectively. The decrease was primarily due to reduced borrowings under the Revolving Credit Facility.

Professional fees have averaged approximately $750,000 per month from the Petition Date through March 31, 2001. Carmike will continue to incur significant professional fees during the remainder of the Chapter 11 Cases.

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

FINANCIAL COVENANT COMPLIANCE CONCERNS; CHAPTER 11 CASES

Carmike's credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows. As previously reported, effective March 31, 2000, Carmike amended each of the Revolving Credit Facility, its $75 million term loan ("Term Loan B" and, together with the Revolving Credit Facility, the "Bank Facilities") and a master lease facility with Movieplex Reality Leasing, L.L.C. (the "Master Lease" and, together with the Bank Facilities, the "Credit Facilities") to, among other things, adjust certain financial ratios relative to past and future operating performance and to add a new covenant as to the ratio of Carmike's funded debt plus rental expense to Carmike's cash flow plus rental expense. In connection with these amendments, the interest rates under the Bank Facilities were increased, the base rent payable under the Master Lease was increased and Carmike is required to permanently prepay the loans under the Bank Facilities in an amount equal to 75% of annual excess cash flow, as defined. In addition, the amendments reduced the amount of investments Carmike can make to $10 million in the aggregate and limited Carmike's net capital expenditures to $25 million in 2000 and $35 million in 2001 and 2002. In order to obtain these amendments, Carmike agreed to secure the Credit Facilities with mortgages on its owned theatres and leasehold mortgages on certain of its leased theatres, to the extent it can obtain the landlord's consent to such a leasehold mortgage. Carmike had not, as of the Petition Date, delivered any of the mortgages required by the Credit Facilities.

During the second quarter of 2000, a shortfall in revenue and operating profits caused a default of certain financial ratio covenants contained in the Credit Facilities. On July 25, 2000, the agents under the Bank Facilities delivered a notice of default to Carmike that declared an event of default under the Bank Facilities based upon such technical noncompliance with financial covenants. The notice expressly reserved the banks' rights and remedies under the Bank Facilities. Thereafter, on July 28, 2000, the agents under the Bank Facilities also issued a Payment Blockage Notice to Carmike and the indenture trustee for Carmike's 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes") prohibiting payment by Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Subordinated Notes on August 1, 2000.

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

The Debtors are operating their businesses as debtors-in-possession under Chapter 11, and continuation of the Company as a going concern is contingent upon its ability, among other things, to generate sufficient cash from operations and obtain financing sources to meet future obligations. In connection with the formulation of a plan of reorganization, management, along with DKW, has been reviewing the performance of each of the Company's theatres. Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. As previously discussed, to date the Debtors have received approval to reject 119 theatre leases.

On February 13, 2001 the agent for the lenders under the master lease facility with MoviePlex Realty Leasing L.L.C. (the "Master Lease") commenced an adversary proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company has agreed to an interim settlement regarding the Master Lease. As part of the interim settlement, the Master Lease will be deemed a true lease for bankruptcy law purposes. Once the interim settlement becomes effective the Company will make an initial payment in satisfaction of all post-petition rent due under the Master Lease through March 31, 2001 and will make monthly rent payments at a reduced rate. The term of the interim settlement expires on August 31, 2001, but may be extended.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Carmike is exposed to various market risks. Prior to the Petition Date, these exposures primarily relate to change in interest rates. Substantially all of the Company's interest obligations are suspended during the bankruptcy.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 8, 2000, the Debtors filed voluntary petitions in the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code (See Part I, Item 2 herein). The Debtors are presently operating their businesses as debtors-in-possession.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See "Financial Covenant Compliance Concerns; Chapter 11 Cases" in Part I, Item 2 herein.

In addition, since the Petition Date, the Company has not made any interest payments due under the Subordinated Notes or dividend payments to the holders of the Series A Preferred Stock and, as a result of the filing of the Chapter 11 Cases, will not make principal or interest payments on indebtedness incurred by the Company prior to the Petition Date or dividend payments until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.

ITEM 5.  OTHER INFORMATION

See Notes 2 and 3 of Notes to the Consolidated Financial Statements in Part I,
Item 1 herein.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Listing of Exhibits

            Number     Description
            ------     -----------
              10       Amendment to the Employment Agreement between Carmike
                       Cinemas, Inc. and Michael W. Patrick

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CARMIKE CINEMAS, INC.
                                       (Registrant)


Date: May 15, 2001                  By: /s/ Michael W. Patrick
                                       -------------------------------------
                                       Michael W. Patrick
                                       President and Chief Executive Officer


Date: May 15, 2001                  By: /s/ Martin A. Durant
                                       -------------------------------------
                                       Martin A. Durant
                                       Senior Vice President -- Finance
                                       Treasurer and Chief Financial Officer