Form 10-Q
period 2001-06-30
CARMIKE CINEMAS INC
filed 2001-08-14
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2001
                               -------------

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

Class A Common Stock, $.03 par value -- 10,018,287 shares outstanding as of
    August 6, 2001
Class B Common Stock, $.03 par value -- 1,370,700 shares outstanding as of
    August 6, 2001

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                         JUNE 30,       DECEMBER 31,
                                                           2001            2000
                                                        ----------      ----------
                                                        (UNAUDITED)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $   75,044      $   68,271
   Accounts and notes receivable                               776           1,627
   Inventories                                               3,884           4,029
   Recoverable construction allowances-- Note 5             11,618          13,392
   Prepaid expenses                                          5,435           7,109
                                                        ----------      ----------
                           TOTAL CURRENT ASSETS             96,757          94,428

OTHER ASSETS
   Investments in and advances to partnerships               7,851           8,747
   Other                                                    13,626           6,702
                                                        ----------      ----------
                                                            21,477          15,449

PROPERTY AND EQUIPMENT
   Land                                                     60,948          67,041
   Buildings and improvements                              198,185         197,687
   Leasehold improvements                                  279,461         279,488
   Leasehold interests                                      15,429          15,429
   Equipment                                               257,793         256,976
                                                        ----------      ----------
                                                           811,816         816,621

   Accumulated depreciation and amortization              (215,087)       (195,456)
                                                        ----------      ----------
                                                           596,729         621,165
EXCESS OF PURCHASE PRICE OVER NET
  ASSETS OF BUSINESSES ACQUIRED                             44,993          45,991
                                                        ----------      ----------

                                                        $  759,956      $  777,033
                                                        ==========      ==========

See accompanying notes

                                                                        JUNE 30,       DECEMBER 31,
                                                                         2001              2000
                                                                       ----------      ------------
                                                                      (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $   29,436      $     34,847
   Accrued expenses                                                        31,392            29,903
   Current maturities of long-term indebtedness and
     capital lease obligations                                              2,503             2,569
                                                                       ----------      ------------
                                    TOTAL CURRENT LIABILITIES              63,331            67,319

LONG-TERM LIABILITIES
   Long-term debt, less $1,573 and $1,724 in current
     maturities and $447,198 and $455,239 classified as
     subject to compromise at June 30, 2001 and
     December 31, 2000, respectively--Notes 2 and 3                           -0-               -0-
   Capital lease obligations, less current maturities and
     $2,085 classified as subject to compromise at June 30,
     2001 and December 31, 2000, respectively--Notes 2 and 3               48,876            49,430
   Deferred income taxes - Note 4                                           1,927             1,927
                                                                       ----------      ------------
                                                                           50,803            51,357

LIABILITIES SUBJECT TO COMPROMISE - Note 3                                515,672           529,236

SHAREHOLDERS' EQUITY
     5.5% Series A Senior Cumulative Convertible
       Exchangeable Preferred Stock, $1.00 par value,
       authorized 1,000,000 shares, issued and outstanding
       550,000 shares; involuntary liquidation value of
       $ 55,000,000                                                           550               550
     Class A Common Stock, $.03 par value, one vote per
       share, authorized 22,500,000 shares, issued and
       outstanding 10,018,287 shares                                          301               301
     Class B Common Stock, $.03 par value, ten votes per
       share, authorized 5,000,000 shares, issued and
       outstanding 1,370,700 shares                                            41                41
     Treasury Stock, at cost, 44,800 shares                                  (441)             (441)
     Paid-in capital                                                      158,772           158,772
     Retained earnings (deficit)                                          (29,073)          (30,102)
                                                                       ----------      ------------
                                                                          130,150           129,121
                                                                       ----------      ------------
                                                                       $  759,956      $    777,033
                                                                       ==========      ============

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                    2001            2000            2001            2000
                                                                 ----------      ----------      ----------      ----------

Revenues:
   Admissions                                                    $   73,474      $   77,217      $  141,942      $  145,773
   Concessions and other                                             35,403          35,510          66,639          68,489
                                                                 ----------      ----------      ----------      ----------
                                                                    108,877         112,727         208,581         214,262

Costs and expenses:
  Film exhibition costs                                              41,059          44,206          75,835          80,486
  Concession costs                                                    5,078           5,087           9,225           9,067
  Other theatre operating costs                                      44,504          50,156          90,948          99,782
  General and administrative expenses                                 1,590           1,766           3,214           3,451
  Depreciation and amortization expenses                             10,666          10,813          21,448          21,867
                                                                 ----------      ----------      ----------      ----------
                                                                    102,897         112,028         200,670         214,653
                                                                 ----------      ----------      ----------      ----------
      OPERATING INCOME (LOSS)                                         5,980             699           7,911            (391)

   Interest expense (Contractual interest for the three and
       six month periods ended June 30, 2001 was $12,765
       and $25,614, respectively)                                     1,565          11,992           3,176          22,780
                                                                 ----------      ----------      ----------      ----------
      INCOME (LOSS) BEFORE REORGANIZATION COSTS AND
        INCOME TAXES                                                  4,415         (11,293)          4,735         (23,171)
   Reorganization costs -- Note 2                                     1,640             -0-           3,206             -0-
                                                                 ----------      ----------      ----------      ----------
         INCOME (LOSS) BEFORE INCOME TAXES                            2,775         (11,293)          1,529         (23,171)
   Income taxes -- Note 4                                               500          28,912             500          24,398
                                                                 ----------      ----------      ----------      ----------
      NET INCOME (LOSS)                                               2,275         (40,205)          1,029         (47,569)
Preferred stock dividends                                               -0-             756             -0-           1,512
                                                                 ----------      ----------      ----------      ----------
      NET INCOME (LOSS) AVAILABLE FOR
       COMMON STOCK                                              $    2,275      $  (40,961)     $    1,029      $  (49,081)
                                                                 ==========      ==========      ==========      ==========

Weighted average shares outstanding:
   Basic and diluted                                                 11,389          11,344          11,389          11,344
                                                                 ==========      ==========      ==========      ==========
Earnings (loss) per common share:
   Basic and diluted                                             $     0.20      $    (3.61)     $     0.09      $    (4.33)
                                                                 ==========      ==========      ==========      ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          2001            2000
                                                                       ----------      ----------

OPERATING ACTIVITIES
   Net income (loss)                                                   $    1,025      $  (47,569)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                      21,448          21,867
        Impairment charges                                                    697             -0-
        Deferred income taxes                                                 -0-          22,965
        Recoverable income taxes                                              -0-           2,257
        (Loss) on sales of property and equipment                            (328)           (582)
        Changes in other assets and liabilities                            (5,611)         (1,955)
        Changes in operating assets and liabilities:
           Accounts and notes receivable and inventories                      996             148
           Prepaid expenses                                                 1,674          (3,318)
           Accounts payable                                                (5,411)            123
           Accrued expenses and other liabilities                           1,489           3,151
                                                                       ----------      ----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     BEFORE REORGANIZATION ITEMS                                           15,979          (2,913)
   Reorganization items                                                   (13,564)            -0-
                                                                       ----------      ----------
   NET CASH PROVIDED (USED) IN OPERATING
       ACTIVITIES                                                           2,415          (2,913)
INVESTING ACTIVITIES
   Purchases of property and equipment                                     (3,662)        (36,146)
    Proceeds from sales of property and equipment                           6,866             594
   Proceeds from sale/leaseback transaction -- Note 6                         -0-          23,283
   Decrease (increase) in:
     Short-term investments                                                   -0-           1,036
     Other                                                                   (620)          1,192
                                                                       ----------      ----------
   NET CASH PROVIDED (USED) IN INVESTING
       ACTIVITIES                                                           2,584         (10,041)
FINANCING ACTIVITIES
   Debt:
     Additional borrowings                                                    -0-         279,900
     Repayments                                                               -0-        (231,886)
   Payment of preferred dividends                                             -0-          (1,512)
   Recoverable construction allowances under capital leases                 1,774           7,559
                                                                       ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,774          54,061
                                                                       ----------      ----------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               6,773          41,107
Cash and cash equivalents at beginning of period                           68,271           6,509
                                                                       ----------      ----------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   75,044      $   47,616
                                                                       ==========      ==========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

As a result of the Company's recurring losses, the Chapter 11 Cases and circumstances relating to this event, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. In the event a plan of reorganization is developed and is approved by the Bankruptcy Court, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful future operations. Management intends to develop and submit for acceptance and approval a plan of reorganization. In this regard, with the assistance of Dresdner Kleinwort Wasserstein, Inc. ("DKW"), the Company's financial advisors, the Company has developed, and on April 18, 2001 submitted for review by the Creditors' Committee and the pre-petition lenders, a proposed five-year business plan for the Company, which could form the basis for the development of a plan of reorganization. The Company has made presentations to the Creditors' Committee and the pre-petition lenders regarding possible terms of a plan of reorganization.

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

Further, the Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Carmike's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. The Debtors have already received approval from the Bankruptcy Court to reject leases relating to 119 theatre locations, and to assume leases relating to approximately 30 theatre locations. In addition, the Debtors have filed a motion to assume 32 leases relating to theatre locations and reject two leases relating to theatre locations. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements.

On February 13, 2001 the agent for the lenders under the master lease facility with MoviePlex Realty Leasing L.L.C. (the "Master Lease") commenced an adversary proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company has agreed to an interim settlement regarding the Master Lease. As part of the interim settlement between the Company and the Master Lease lenders, the Master Lease will be deemed a true lease for bankruptcy law purposes. The interim settlement became effective May 10, 2001, and the Company made an initial payment in satisfaction of all post-petition rent due under the Master Lease through March 31, 2001 and will make monthly rent payments at a reduced rate. The term of the interim settlement expires on August 31, 2001, but may be extended.

The Company has received approval from the Bankruptcy Court to pay prepetition and postpetition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay prepetition claims of certain critical vendors and film distributors. All other prepetition liabilities at June 30, 2001 are classified in the condensed consolidated balance sheet as liabilities subject to compromise (see Note 3 - Liabilities Subject to Compromise). The Company has been and intends to continue to pay postpetition claims of all vendors, film distributors and other suppliers in the ordinary course of business.

As a debtor-in-possession under chapter 11, the Company cannot pay pre-petition debts without prior Bankruptcy Court approval. Payments may be required to be made on secured prepetition debt subject to Bankruptcy Court approval. On October 27, 2000, the Debtors received Bankruptcy Court approval to make debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia. The amount outstanding under these bonds, approximately $1.6 million at June 30, 2001 are classified as current maturities of long-term indebtedness in the accompanying condensed consolidated balance sheets. The Company has reached an agreement with its pre-petition lenders that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. The Company made payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and will make payments of $500,000 per month as adequate protection payments. All of these payments allocated to the Revolving Credit and Term Loan B are treated as principal payments under the applicable credit agreement. Amounts allocated to the Master Lease are treated as post-petition rent.

Additionally, during the Chapter 11 Cases, the Company cannot declare dividends on its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Preferred Stock dividends of approximately $3 million are in arrears at June 30, 2001. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5%. In view of the Company's having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock have designated two additional directors to the Company's Board of Directors.

Reorganization costs are costs that are directly associated with the Company's Chapter 11 Cases reorganization proceedings. During the second quarter of year 2001 a credit of $2.4 million was booked to reorganization costs. This credit resulted from the release of a rent expense accrual related to the interim settlement of the Master Lease. The interim settlement reduced contractual rents for the period from August 8, 2000 through August 31, 2001. The Company and the lenders on the properties underlying the Master Lease are attempting to negotiate a long-term lease. Reorganization costs for the three and six month periods ended June 30, 2001 are as follows (in thousands):

                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30, 2001      JUNE 30, 2001
                                             ------------------  ----------------

         Professional fees                        $  2,437          $  4,707
         Asset impairments                             697               697
         Loss (gain) on sale of assets                 522              (328)
         Interest income                              (493)           (1,116)
         Other                                      (1,523)             (754)
                                                  --------          --------
                                                  $  1,640          $  3,206
                                                  ========          ========

Cash provided (used in) reorganization costs for the three and six month periods ended June 30, 2001 is as follows (in thousands):

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30, 2001         JUNE 30, 2001
                                       ------------------      ----------------

         Professional fees                   $ (1,772)             $ (2,797)
         Proceeds from sale of assets           4,913                 6,866
         Interest income                          490                 1,116
         Other                                 (3,112)               (9,957)
                                             --------              --------
                                             $    519              $ (4,772)
                                             ========              ========

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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at June 30, 2001 are as follows (in thousands):

         Accounts payable                    $ 19,214
         Accrued expenses                      22,672
         Restructuring reserves                24,668
         Other liabilities                      1,920
         Revolving Credit Agreement           186,136
         Term Loan B                           69,096
         Subordinated Notes                   191,966
                                             --------
                                             $515,672
                                             ========

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

In periods prior to June 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities,

(ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale-leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Thus, the Company provided an additional valuation allowance of approximately $8.1 million during the six months ended June 30, 2001.

Significant components of the Company's deferred tax liabilities (assets) and valuation reserves are as follows (in thousands):

                                                            JUNE 30,    DECEMBER 31,
                                                              2001          2000
                                                            --------    ------------

         Alternative minimum tax credit
           carryforwards                                    $ (4,700)     $ (4,700)
         Net operating loss carryforwards                    (37,020)      (26,026)
         Financial statement bases of property and
           equipment over (under) tax bases
                                                              (2,666)       (5,609)
         Restructuring reserve                                (8,853)       (8,935)
         Deferred rent                                        (2,561)       (2,470)
                                                            --------      --------
                                                             (55,800)      (47,740)
         Valuation reserves                                   55,566        47,506
         Other deferred tax credits                            2,161         2,161
                                                            --------      --------
                                                            $  1,927      $  1,927
                                                            ========      ========

NOTE 5 -- RECOVERABLE CONSTRUCTION ALLOWANCES

Carmike, under contractual agreements with certain lessors, is entitled to reimbursement of certain theatre construction related costs. Collection of these amounts, $11.6 million at June 30, 2001, are based on the occurrence of certain defined events. Certain lessors dispute the requirements to reimburse the Debtors for such amounts. The Debtors have acknowledged that a certain lessor has the right to offset against the construction allowance, among other things, damages resulting from the rejection of related leases. As a result, $6.2 million of the $11.6 million estimated recoverable construction allowances is subject to a potential right of offset, and may not be recoverable by the Company. Amounts collected after the Petition Date (approximately $1.8 million) may be subject to liens and security interests granted to the banks under the Credit Facilities and are currently classified as long-term assets. Pursuant to the Company's agreement with its pre-petition lenders regarding adequate protection and use of cash collateral, the Company has agreed to pay down the principal amount of indebtedness to such lenders by the amount of net construction allowances collected during the Chapter 11 Cases less the costs incurred by the Company during the Chapter 11 Cases.

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

NOTE 7 -- EARNINGS PER SHARE

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                           2001          2000          2001          2000
                                                                         --------      --------      --------      --------

         Weighted average shares outstanding:
            Basic                                                          11,389        11,344        11,389        11,344
            Effect of dilutive securities - employee stock options            -0-           -0-           -0-           -0-
                                                                         --------      --------      --------      --------
            Diluted                                                        11,389        11,344        11,389        11,344
                                                                         ========      ========      ========      ========

         Earnings (loss) per common share before extraordinary item:
            Basic and diluted                                            $   0.20      $  (3.61)     $   0.09      $  (4.33)
                                                                         ========      ========      ========      ========
         Earnings (loss) per common share:
            Basic and diluted                                            $   0.20      $  (3.61)     $   0.09      $  (4.33)
                                                                         ========      ========      ========      ========

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

The following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of Carmike (in thousands) (unaudited):

                                              JUNE 30,
                                                2001
                                              --------

                  Current assets              $ 27,338
                  Current liabilities           20,931
                  Noncurrent assets            494,907
                  Noncurrent liabilities       358,597

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                2001          2000
                                              --------      --------
                  Revenues                    $167,587      $173,004
                  Operating income (loss)        1,825        (4,597)
                  Net loss                        (853)      (18,936)

Operating income (loss) included intercompany management fees of approximately $12.5 million and $10.1 million for the six months ended June 30, 2001 and 2000, respectively. As previously noted (see Note 1 - Basis of Presentation and Note 2
- Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000.

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

NOTE 10 -- RECLASSIFICATIONS

Certain 2000 amounts in the accompanying condensed consolidated financial statements and footnotes have been reclassified to conform to the current period's presentation.

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

The Company cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the following:

                  - there can be no assurance that the cash and cash equivalents on hand at June 30, 2001 and cash generated by the Company from operations and from debtor-in-possession financing, if any, will be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court;

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

                  - there can be no assurance that the Company will receive an extension of its exclusive rights to file a plan of reorganization beyond the current expiration of September 28, 2001;

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

Audience figures have not increased on a level with the unprecedented growth in screens. Attendance was relatively flat in 2000, with no blockbuster films and a disappointing performance by the summer's movies. Box office revenues have increased due to increased ticket prices, but the increase in revenue has been diminished by the higher costs of operating so many screens, in addition to movie studios getting a larger portion of box office receipts due to shorter run times. The significant decay of older theatres and the underperformance of many new builds have put pressure on industry-wide operating results, operating margins, certain covenant requirements under bank facilities and the market price of Carmike's and other exhibitors' stock.

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

As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. The Debtors, have already received approval from the Bankruptcy Court to reject theatre leases relating to 119 theatre locations of the Debtors, and have filed a motion to reject leases relating to two theatre locations. The 119 theatres approved for rejection generated approximately $0.71 million and $7.70 million in theatre-level cash flow losses for the six months ended June 30, 2001 and 2000, respectively. Such losses are measured by subtracting revenues generated at such theatre locations from costs of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

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

On April 18, 2001, the Debtors submitted a five-year business plan to the Creditors' Committee and the pre-petition lenders for their review. The business plan could form the basis for the development of a plan of reorganization. The Company has made presentations to the Creditors' Committee and the pre-petition lenders regarding possible terms of a plan of reorganization. If the Debtors fail to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own chapter 11 plan for the Debtors.

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

                 COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 2001 AND JUNE 30, 2000

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 2001 were $108.9 million, a decrease of 3.4% from $112.7 million for the quarter ended June 30, 2000. For the quarter ended June 30, 2001, the Company's average admission price was $4.76, its average concession sale per patron was $2.16 and the attendance per average screen was 6,500. For the quarter ended June 30, 2000, the Company's average admission price was $4.71, its average concession sale per patron was $2.03 and the attendance per average screen was 5,823. The increase in per screen attendance as well as per patron admissions and concessions was offset by the lower screen count, resulting in the decrease of total revenue. The average revenue per screen increased by 15% to approximately $46,000 for the three months ended June 30, 2001 from $40,000 for the three months ended June 30, 2000. Carmike operated 330 theatres with 2,366 screens at June 30, 2001 compared to 439 theatres with 2,815 screens at June 30, 2000.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) decreased 8.9% from $99.4 million to $90.6 million for the quarter ended June 30, 2001. Film exhibition costs decreased to $41.1 for the quarter ended June 30, 2001 from $44.2 million for the quarter ended June 30, 2000 due to decreased sales volume associated with decreased attendance. Concessions costs were flat at $5.1 million for the quarters ended June 30, 2001 and June 30, 2000. Other theatre operating costs, consisting primarily of occupancy costs, salaries, supplies and utilities, for the quarter ended
June 30, 2001 decreased 11.3% to $44.5 million from $50.2 million for the same period in 2000. This decrease was the result of fewer theatres and the effect of rejected leases approved by the Bankruptcy Court through the Chapter 11 Cases. As a percentage of total revenues, cost of operations decreased to 83% of total revenues in the quarter ended June 30, 2001 from 88% for the quarter ended June 30, 2000.

Total revenues for the six months ended June 30, 2001 decreased 2.7% to $208.6 million from $214.3 million for the six months ended June 30, 2000. This decrease consists of a $3.8 million decrease in admissions and a $1.9 million decrease in concessions and other. For the six months ended June 30, 2001, the Company's average admission price was $4.78, its average concession sale per patron was $2.09 and the attendance per average screen was 12,370. For the six months ended June 30, 2000, the Company's average admission price was $4.57, its average concession sale per patron was $1.97 and the attendance per average screen was 11,264. The increase in per screen attendance as well as per patron admissions and concessions was offset by the lower screen count, resulting in the decrease of total revenue. The average revenue per screen increased by 14.8% to $86,836 for the six months ended June 30, 2001 from $75,657 for the six months ended June 30, 2000.

Costs of operations for the six months ended June 30, 2001 decreased 7.0% from $189.3 million for the six months ended June 30, 2000 to $176.0 million. Film exhibition costs decreased to $75.8 million from $80.5 million for the six months ended June 30, 2000 due to decreased sales volume associated with fewer screens. Concession costs were $9.2 million for the six months ended June 30, 2001 compared to $9.1 million for the six months ended June 30, 2000. Other theatre costs for the six months ended June 30, 2001 decreased 8.9% to $90.9 million from $99.8 million for the same period in 2000. This decrease was the result of fewer theatres and the effect of rejected leases approved by the Bankruptcy Court through the Chapter 11 Cases. As a percentage of total revenues, cost of operations decreased to 84.4% of total revenues in the six months ended June 30, 2001 from 88.4% for the six months ended June 30, 2000.

Depreciation and amortization remained relatively flat for the quarter ended June 30, 2001 at $10.7 million compared $10.8 million for the quarter ended June 30, 2000. This is the result of the Company's 2000 theatre expansion, partially offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized during the fourth quarter of 2000.

Interest expense for the quarter ended June 30, 2001 decreased 86.9% to $1.6 million from $12.0 million for the quarter ended June 30, 2000. The Company stopped recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 in accordance with the requirements of Statement of Position 90-7 "Financial Reporting by Entities In Reorganization under the Bankruptcy Code" ("SOP 90-7").

Income tax expense for the three and six months ended June 30, 2001 was $0.5 million. This represents a decrease of $28.9 million and $24.4 million over the same periods in 2000. In periods prior to June 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections for future operating results and (iii) the limited market for theatre sale/leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Therefore, no income tax benefit was recognized in the six month period ended June 30, 2001. In addition, the Company has a valuation allowance of $55.6 million in the aggregate at June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital of $33.4 million and $27.1 million at June 30, 2001 and December 31, 2000, respectively. The working capital recorded as of June 30, 2001 excludes $41.9 million in current liabilities reported as "Liabilities Subject to Compromise." Including this amount, the working capital deficit at June 30, 2001 would have been $8.5 million. These deficits were financed through the operating "float" and, prior to the commencement of the Chapter 11 Cases, through borrowing availability under Carmike's $200 million Revolving Credit Facility (the "Revolving Credit Facility"). At June 30, 2001, the Company had approximately $75.0 million in cash and cash equivalents. No further amounts were available for borrowings under Carmike's Revolving Credit Facility. As of August 6, 2001, the Company had approximately $98.9 million in cash and cash equivalents.

Carmike's capital expenditures arise principally in connection with renovation and expansion of existing theatres. During the first six months of 2001, such capital expenditures totaled $3.7 million. The Company currently has no theatres under construction as of June 30, 2001.

Cash provided in operating activities was $2.4 million for the six months ended June 30, 2001, compared to cash used in operating activities of $2.9 million for the six months ended June 30, 2000. The increase in cash flow from operating activities was primarily due to an increase in operating income partially offset by changes in operating assets and liability. Net cash provided in investing activities was $2.6 million for the six months ended June 30, 2001 as compared to net cash used of $10.0 million in the prior year period. This change in cash provided in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from sales of outparcel properties and other assets. For the six month periods ended June 30, 2001 and 2000, cash provided by financing and construction allowance activities was $1.8 million and $54.1 million, respectively. The decrease was primarily due to the elimination of borrowing activity during the period.

Professional fees have averaged approximately $750,000 per month from the Petition Date through June 30, 2001. Carmike will continue to incur significant professional fees during the remainder of the Chapter 11 Cases.

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

FINANCIAL COVENANT COMPLIANCE CONCERNS; CHAPTER 11 CASES

Carmike's credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows. As previously reported, effective March 31, 2000, Carmike amended each of the Revolving Credit Facility, its $75 million term loan ("Term Loan B" and, together with the Revolving Credit Facility, the "Bank Facilities") and a master lease facility with MoviePlex Realty Leasing, L.L.C. (the "Master Lease" and, together with the Bank Facilities, the "Credit Facilities") to, among other things, adjust certain financial ratios relative to past and future operating performance and to add a new covenant as to the ratio of Carmike's funded debt plus rental expense to Carmike's cash flow plus rental expense. In connection with these amendments, the interest rates under the Bank Facilities were increased, the base rent payable under the Master Lease was increased and Carmike is required to permanently prepay the loans under the Bank Facilities in an amount equal to 75% of annual excess cash flow, as defined. In addition, the amendments reduced the amount of investments Carmike can make to $10 million in the aggregate and limited Carmike's net capital expenditures to $25 million in 2000 and $35 million in 2001 and 2002. In order to obtain these amendments, Carmike agreed to secure the Credit Facilities with mortgages on its owned theatres and leasehold mortgages on certain of its leased theatres, to the extent it can obtain the landlord's consent to such a leasehold mortgage. Carmike had not, as of the Petition Date, delivered any of the mortgages required by the Credit Facilities.

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

The Debtors are operating their businesses as debtors-in-possession under Chapter 11, and continuation of the Company as a going concern is contingent upon its ability, among other things, to generate sufficient cash from operations and obtain financing sources to meet future obligations. In connection with the formulation of a plan of reorganization, management, along with DKW, has been reviewing the performance of each of the Company's theatres. Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory prepetition contracts, subject to Bankruptcy Court approval. As previously discussed, to date the Debtors have received approval to reject 119 theatre leases and have filed a motion to reject two additional theatre leases.

On February 13, 2001 the agent for the lenders under the master lease facility with MoviePlex Realty Leasing L.L.C. (the "Master Lease") commenced an adversary proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company has agreed to an interim settlement regarding the Master Lease. As part of the interim settlement, the Master Lease will be deemed a true lease for bankruptcy law purposes. The interim settlement became effective May 10, 2001 and the Company made an initial payment in satisfaction of all post-petition rent due under the Master Lease through March 31, 2001 and will make monthly rent payments at a reduced rate. The term of the interim settlement expires on August 31, 2001, but may be extended.

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

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CARMIKE CINEMAS, INC.
                                     (Registrant)


Date: August 14, 2001            By:    /s/ Michael W. Patrick
                                     -------------------------------------------
                                        Michael W. Patrick
                                        President and Chief Executive Officer


Date: August 14, 2001            By:    /s/ Martin A. Durant
                                     -------------------------------------------
                                        Martin A. Durant
                                        Senior Vice President -- Finance
                                        Treasurer and Chief Financial Officer