Form 10-Q
period 2001-09-30
CARMIKE CINEMAS INC
filed 2001-11-14
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   SEPTEMBER 30, 2001
                               ----------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

                         Commission file number 0-11604

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

Class A Common Stock, $.03 par value --
         10,018,287 shares outstanding as of November 9, 2001
Class B Common Stock, $.03 par value --
         1,370,700 shares outstanding as of November 9, 2001

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                               2001                 2000
                                                                          -------------         ------------
                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $  85,424             $  68,271
   Accounts and notes receivable                                                 922                 1,627
   Inventories                                                                 3,832                 4,029
   Recoverable construction allowances-- Note 5                                9,934                13,392
   Prepaid expenses                                                            5,100                 7,109
                                                                           ---------             ---------
             TOTAL CURRENT ASSETS                                            105,212                94,428

OTHER ASSETS
   Investments in and advances to partnerships                                 7,049                 8,747
   Other                                                                      16,054                 6,702
                                                                           ---------             ---------
                                                                              23,103                15,449

PROPERTY AND EQUIPMENT
   Land                                                                       60,307                67,041
   Buildings and improvements                                                198,320               197,687
   Leasehold improvements                                                    281,680               279,488
   Leasehold interests                                                        14,768                15,429
   Equipment                                                                 258,022               256,976
                                                                           ---------             ---------
                                                                             813,097               816,621

   Accumulated depreciation and amortization                                (224,430)             (195,456)
                                                                           ---------             ---------
                                                                             588,667               621,165
EXCESS OF PURCHASE PRICE OVER NET ASSETS OF BUSINESSES ACQUIRED
                                                                              44,464                45,991
                                                                           ---------             ---------



                                                                           $ 761,446             $ 777,033
                                                                           =========             =========


See accompanying notes

                                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                                             2001                   2000
                                                                                         -------------          ------------
                                                                                         (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                        $  23,152             $  34,847
   Accrued expenses                                                                           31,102                29,903
   Current maturities of long-term indebtedness and capital lease
     obligations                                                                               2,432                 2,569
                                                                                           ---------             ---------
             TOTAL CURRENT LIABILITIES                                                        56,686                67,319

LONG-TERM LIABILITIES
   Long-term debt, less $1,573 and $1,724 in current maturities and $455,129 and $455,239 classified as subject to compromise at September 30, 2001 and
     December 31, 2000, respectively--Notes 2
     and 3                                                                                       -0-                   -0-
   Capital lease obligations, less current maturities and $2,085 classified as subject to compromise at September 30, 2001 and
      December 31, 2000, respectively--Notes 2 and 3                                          47,894                49,430
   Deferred income taxes - Note 4                                                              1,927                 1,927
                                                                                           ---------             ---------
                                                                                              49,821                51,357

LIABILITIES SUBJECT TO COMPROMISE - Note 3                                                   513,693               529,236

SHAREHOLDERS' EQUITY
     5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock,
       $1.00 par value, authorized 1,000,000 shares, issued and outstanding
       550,000 shares; involuntary liquidation value of $55,000,000                              550                   550

     Class A Common Stock, $.03 par value, one vote per share, authorized
       22,500,000 shares, issued and outstanding 10,018,287
       shares                                                                                    301                   301
     Class B Common Stock, $.03 par value, ten votes per share, authorized 5,000,000 shares, issued and outstanding 1,370,700
       shares                                                                                     41                    41
     Treasury Stock, at cost, 44,800 shares                                                     (441)                 (441)
     Paid-in capital                                                                         158,772               158,772
     Retained earnings (deficit)                                                             (17,977)              (30,102)
                                                                                           ---------             ---------
                                                                                             141,246               129,121
                                                                                           ---------             ---------
                                                                                           $ 761,446             $ 777,033
                                                                                           =========             =========


See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   2001              2000              2001            2000
                                                                 ---------         ---------         --------        ---------

Revenues:
   Admissions                                                    $  88,972         $  86,521         $230,914        $ 232,294
   Concessions and other                                            41,467            41,337          108,106          109,826
                                                                 ---------         ---------         --------        ---------
                                                                   130,439           127,858          339,020          342,120

Costs and expenses:
  Film exhibition costs                                             49,472            52,093          125,307          132,579
  Concession costs                                                   5,512             5,949           14,737           15,016
  Other theatre operating costs                                     46,430            51,863          137,378          151,645
  General and administrative expenses                                3,033             1,974            6,247            5,425
  Depreciation and amortization expenses                            10,862            10,646           32,310           32,513
                                                                 ---------         ---------         --------        ---------
                                                                   115,309           122,525          315,979          337,178
                                                                 ---------         ---------         --------        ---------
      OPERATING INCOME                                              15,130             5,333           23,041            4,942

   Interest expense (Contractual interest for the three
      and nine month periods ended September 30, 2001 was
      $12,815 and $38,429, respectively)                             1,562             6,184            4,738           28,964
                                                                 ---------         ---------         --------        ---------
      INCOME (LOSS) BEFORE REORGANIZATION COSTS AND
        INCOME TAXES                                                13,568              (851)          18,303          (24,022)
   Reorganization costs-- Note 2                                     2,972             1,218            6,178            1,218
                                                                 ---------         ---------         --------        ---------
         INCOME (LOSS) BEFORE INCOME TAXES                          10,596            (2,069)          12,125          (25,240)
   Income taxes-- Note 4                                              (500)              -0-              -0-           24,398
                                                                 ---------         ---------         --------        ---------
      NET INCOME (LOSS)                                             11,096            (2,069)          12,125          (49,638)
Preferred stock dividends                                              -0-               -0-              -0-            1,512
                                                                 ---------         ---------         --------        ---------
      NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK               $  11,096         $  (2,069)        $ 12,125        $ (51,150)
                                                                 =========         =========         ========        =========

Weighted average shares outstanding:
   Basic and diluted                                                11,389            11,344           11,389           11,344
                                                                 =========         =========         ========        =========
Earnings (loss) per common share:
   Basic and diluted                                             $    0.97         $   (0.18)        $   1.06        $   (4.51)
                                                                 =========         =========         ========        =========


See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             2001                 2000
                                                                           --------             ---------

  OPERATING ACTIVITIES
     Net income (loss)                                                     $ 12,125             $ (49,638)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                      32,310                32,513
          Impairment charges                                                  2,735                   411
          Deferred income taxes                                                 -0-                22,965
          Recoverable income taxes                                              -0-                 5,775
          Gain on sales of property and equipment                              (970)                 (674)
          Changes in other assets and liabilities                            (7,589)               (7,214)
          Changes in operating assets and liabilities:
             Accounts and notes receivable and inventories                      902                   195
             Prepaid expenses                                                 2,009                   (45)
             Accounts payable                                               (11,695)                  902
             Accrued expenses and other liabilities                           1,199                12,254
                                                                           --------             ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
       REORGANIZATION ITEMS                                                  31,026                17,444
     Reorganization items                                                   (15,543)               (1,357)
                                                                           --------             ---------
     NET CASH PROVIDED IN OPERATING
         ACTIVITIES                                                          15,483                16,087
  INVESTING ACTIVITIES
     Purchases of property and equipment                                     (8,264)              (46,540)
     Proceeds from sales of property and equipment                            8,149                   641
     Proceeds from sale/leaseback transaction-- Note 6                          -0-                23,283
     Decrease (increase) in Other                                            (1,673)                3,486
                                                                           --------             ---------
     NET CASH (USED) IN INVESTING                                            (1,788)              (19,130)
         ACTIVITIES
  FINANCING ACTIVITIES
     Debt:
       Additional borrowings                                                    -0-               281,471
       Repayments                                                               -0-              (233,752)
     Payment of preferred dividends                                             -0-                (1,512)
     Recoverable construction allowances under capital leases                 3,458                 7,559
                                                                           --------             ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                   3,458                53,766
                                                                           --------             ---------
               INCREASE IN CASH AND CASH EQUIVALENTS                         17,153                50,723
  Cash and cash equivalents at beginning of period                           68,271                 9,761
                                                                           --------             ---------
                     CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 85,424             $  60,484
                                                                           ========             =========


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

On September 28, 2001, the Company filed a proposed chapter 11 plan of reorganization and proposed disclosure statement relating thereto with the Bankruptcy Court. Thereafter, the Company continued negotiations with its creditor constituencies. At a November 1, 2001 hearing, the statutory committee of unsecured creditors (the "Creditors Committee") withdrew its objection to the approval of the Company's disclosure statement. The Company has agreed to make changes to the plan of reorganization and disclosure statement (the "plan and statement") and is currently preparing an amended plan and statement. These documents will be filed on a Form 8-K as soon as they become available. The Company with the assistance of Dresdner Kleinwort Wasserstein, Inc. ("DKW"), the Company's financial advisors, has developed a proposed five-year business plan.

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

Further, the Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Carmike's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11

As previously noted (see Note 1 - Basis of Presentation), the Debtors have operated under chapter 11 of the Bankruptcy Code since August 8, 2000. In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On September 19, 2000, Wooden Nickel and Military Services filed their bankruptcy schedules with the Bankruptcy Court. Carmike and Eastwynn filed their schedules on October 18, 2000. On April 16, 2001, the Debtors filed amended schedules. The schedules set forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records and the schedules may be amended by the Debtors. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable. The total amount of claims scheduled by the Debtors and filed by creditors exceeds $2.1 billion. The Debtors estimate that, upon final reconciliation and resolution of all general unsecured claims (claims other than claims: (i) that are entitled to priority under the Bankruptcy Code, (ii) secured by collateral to the extent of the value of the collateral, (iii) arising under the Company's prepetition revolving and term credit facilities, or (iv) arising under the Company's subordinated notes due 2009), the general unsecured claims of the Company will aggregate between approximately $40 million and $50 million.

Under the Bankruptcy Code, the Debtors may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. As of November 5, 2001, the Debtors have received approval from the Bankruptcy Court to reject theatre leases relating to approximately 130 theatre locations, and to assume leases relating to approximately 185 theatre locations. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements.

On February 13, 2001 the agent for the lenders under the master lease facility with MoviePlex Realty Leasing L.L.C. (the "Master Lease") commenced an adversary proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company has agreed to an interim settlement regarding the Master Lease. As part of the interim settlement between the Company and the Master Lease lenders, the Master Lease will be deemed a true lease for bankruptcy law purposes. The interim settlement became effective May 10, 2001, and the Company made an initial payment in satisfaction of all post-petition rent due under the Master Lease through March 31, 2001 and will make monthly rent payments at a reduced rate. The term of the interim settlement has been extended in connection with negotiations between the Company and the Master Lease lenders to restructure the Master Lease. The Company and such lenders have reached an agreement in principle and are negotiating definitive documentation of the restructured Master Lease.

The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors and film distributors. All other pre-petition liabilities at September 30, 2001 are classified in the condensed consolidated balance sheet as liabilities subject to compromise (see Note 3 - Liabilities Subject to Compromise). The Company has been and intends to continue to pay post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business.

As a debtor-in-possession under chapter 11, the Company cannot pay pre-petition debts without prior Bankruptcy Court approval. Payments may be required to be made on secured pre-petition debt subject to Bankruptcy Court approval. On October 27, 2000, the Debtors received Bankruptcy Court approval to make debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia. The amount outstanding under these bonds, approximately $1.5 million at September 30, 2001 are classified as current maturities of long-term indebtedness in the accompanying condensed consolidated balance sheets. The Company has reached an agreement with its pre-petition lenders that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. The Company made payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and has made payments of $500,000 per month since March 15, 2001 as adequate protection payments. All of these payments allocated to the Revolving Credit and Term Loan B are treated as principal payments under the applicable credit agreement. Amounts allocated to the Master Lease (as defined above) are treated as post-petition rent.

Additionally, during the Chapter 11 Cases, the Company cannot declare dividends on its 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Preferred Stock dividends of approximately $3.8 million are in arrears at September 30, 2001. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5%. In view of the Company's having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock have designated two additional directors to the Company's Board of Directors.

Reorganization costs are costs that are directly associated with the Company's Chapter 11 Cases reorganization proceedings. During the second quarter of year 2001 a credit of $2.4 million was recorded to reorganization costs. This credit resulted from the release of a rent expense accrual related to the interim settlement of the Master Lease. The interim settlement reduced contractual rents for the period from August 8, 2000 through August 31, 2001. The Company and the lenders for the properties underlying the Master Lease are attempting to negotiate a long-term lease. Reorganization costs for the three and nine month periods ended September 30, 2001 are as follows (in thousands):


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                          ------------------      ------------------

Professional fees                             $ 2,031                 $ 6,738
Asset impairments                               2,038                   2,735
Gain on sale of assets                           (642)                   (970)
Interest income                                  (634)                 (1,750)
Other                                             179                    (575)
                                              -------                 -------
                                              $ 2,972                 $ 6,178
                                              =======                 =======

Cash provided (used in) reorganization costs for the three and nine month periods ended September 30, 2001 is as follows (in thousands):


                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                         ------------------      ------------------

Professional fees                            $(3,231)                $(6,028)
Proceeds from sale of assets                   1,283                   8,149
Interest income                                  634                   1,750
Other                                          1,638                  (8,319)
                                             -------                 -------
                                             $   324                 $(4,448)
                                             =======                 =======


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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at September 30, 2001 are as follows (in thousands):


         Accounts payable                              $  18,883
         Accrued expenses                                 21,455
         Restructuring reserves                           24,668
         Other liabilities                                 2,684
         Revolving Credit Agreement                      185,265
         Term Loan B                                      68,772
         Subordinated Notes                              191,966
                                                       ---------
                                                       $ 513,693
                                                       =========

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

In periods prior to June 30, 2000, the Company had recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale-leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. The Company provided an additional valuation allowance of approximately $10.1 million during the nine months ended September 30, 2001.

Significant components of the Company's deferred tax liabilities (assets) and valuation reserves are as follows (in thousands):


                                                           SEPTEMBER 30,            DECEMBER 31,
                                                               2001                    2000
                                                           -------------            ------------

Alternative minimum tax credit
  carryforwards                                             $ (4,700)               $ (4,700)
Net operating loss carryforwards                             (39,817)                (26,026)
Financial statement bases of property and
  equipment over (under) tax bases
                                                              (1,914)                 (5,609)
Restructuring reserve                                         (8,853)                 (8,935)
Deferred rent                                                 (2,561)                 (2,470)
                                                            --------                --------
                                                             (57,845)                (47,740)
Valuation reserves                                            57,611                  47,506
Other deferred tax credits                                     2,161                   2,161
                                                            --------                --------
                                                            $  1,927                $  1,927
                                                            ========                ========


NOTE 5 -- RECOVERABLE CONSTRUCTION ALLOWANCES

Carmike, under contractual agreements with certain lessors, is entitled to reimbursement of certain theatre construction related costs. Collection of these amounts, $9.9 million at September 30, 2001, are based on the occurrence of certain defined events. Certain lessors dispute the requirements to reimburse the Debtors for such amounts. The Debtors have acknowledged that a certain lessor has the right to offset against the construction allowance, among other things, damages resulting from the rejection of related leases. As a result, $6.2 million of the $9.9 million estimated recoverable construction allowances is subject to a potential right of offset, and may not be recoverable by the Company. Amounts collected after the Petition Date (approximately $3.5 million) may be subject to liens and security interests granted to the banks under the Credit Facilities and are currently classified as long-term assets. Pursuant to the Company's agreement with its pre-petition lenders regarding adequate protection and use of cash collateral, the Company has agreed to pay down the principal amount of indebtedness to such lenders by the amount of net construction allowances collected during the Chapter 11 Cases less the costs incurred by the Company during the Chapter 11 Cases.

NOTE 6 -- SALE/LEASEBACK TRANSACTION

During the period ended March 31, 2000, Carmike sold three theatres, with a net book value of $22.6 million, for $23.3 million. The theatres were leased back from the purchaser under a 20-year operating lease agreement. Gains realized from the sale/leaseback transaction are recognized over the life of the leases. The leases contain renewal options and generally provide that Carmike will pay property taxes, common area maintenance, insurance and repairs. The net proceeds from this transaction were used to reduce outstanding bank indebtedness and for operations.


NOTE 7 -- EARNINGS PER SHARE


                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    2001             2000             2001            2000
                                                                 ---------        ---------         ---------        -------

Weighted average shares outstanding:
   Basic                                                            11,389           11,344            11,389         11,344
   Effect of dilutive securities - employee stock options              -0-              -0-               -0-            -0-
                                                                 ---------        ---------         ---------        -------
   Diluted                                                          11,389           11,344            11,389         11,344
                                                                 =========        =========         =========        =======
Earnings (loss) per common share:
   Basic and diluted                                             $    0.97        $   (0.18)        $    1.06        $ (4.51)
                                                                 =========        =========         =========        =======


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

The following is summarized condensed combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) for the guarantor subsidiaries of Carmike (in thousands) (unaudited):


                                                           SEPTEMBER 30,
                                                               2001
                                                           -------------
                    Current assets                           $ 26,108
                    Current liabilities                        15,281
                    Noncurrent assets                         489,589
                    Noncurrent liabilities                    350,189


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  2001                   2000
                                                --------               ---------
          Revenues                              $272,501               $ 276,109
          Operating income (loss)                 10,945                 (21,129)
          Net income (loss)                        7,690                 (32,457)

Operating income (loss) included intercompany management fees of approximately $16.0 million and $16.1 million for the nine months ended September 30, 2001 and 2000, respectively. As previously noted (see Note 1 - Basis of Presentation and Note 2 - Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000.


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

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is required to adopt the new rules effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

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

The Company cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the following:

         - there can be no assurance that the cash and cash equivalents on hand at September 30, 2001 and cash generated by the Company from operations and from debtor-in-possession financing, if any, will be sufficient to fund the operations of the Company until such time as the Plan may be confirmed by the Bankruptcy Court;

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

         - there can be no assurance there will be available sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company;

         - there can be no assurance as to the success of the Company's marketing of certain assets and pursuit of financing alternatives;

         - there can be no assurance that the Company will receive an extension of its exclusive period to solicit acceptances for the Plan beyond the current expiration of November 27, 2001;

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

         - the Company's senior management may be required to expend a substantial amount of time and effort seeking confirmation of the Plan, which could have a disruptive impact on management's ability to focus on the operation of the Company's business;

         - the Company, notwithstanding its Employee Retention and Severance Plan, may be unable to retain top management and other key personnel; and

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

In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. On September 19, 2000, Wooden Nickel and Military Services, filed their bankruptcy schedules with the Bankruptcy Court. Carmike and Eastwynn filed their schedules on October 18, 2000. On April 16, 2001, the Debtors filed amended schedules. The schedules set forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records and the schedules may be amended by the Debtors. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable. The total amount of claims scheduled by the Debtors and filed by creditors exceeds $2.1 billion. The Debtors estimate that, upon final reconciliation and resolution of all general unsecured claims (claims other than claims: (i) that are entitled to priority under the Bankruptcy Code, (ii) secured by collateral to the extent of the value of the collateral, (iii) arising under the Company's prepetition revolving and term credit facilities, or (iv) arising under the Company's subordinated notes due 2009), the general unsecured claims of the Company will aggregate between approximately $40 million and $50 million.

In addition to these schedules, the Debtors must file with the Bankruptcy Court monthly operating reports that show, among other things, for each month cash receipts and disbursements, net income, a balance sheet and a summary of unpaid post-petition debts.

As a debtor-in-possession under chapter 11, the Company cannot pay pre-petition debts without prior Bankruptcy Court approval. Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. To date, the most significant of these orders: (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses;
(iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their theatres and approximately $37 million to film distributors; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia, the amount outstanding under these bonds, approximately $1.5 million at September 30, 2001. The Debtors also reached an agreement with its pre-petition lenders that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. The Company made payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and has made payments of $500,000 per month since March 15, 2001 as adequate protection payments. All of these payments allocated to the Revolving Credit and Term Loan B are treated as principal payments under the applicable credit agreement. Amounts allocated to the Master Lease (as defined below) are treated as post-petition rent.

As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. As of November 5, 2001, the Debtors have received approval from the Bankruptcy Court to reject theatre leases relating to approximately 130 theatre locations of the Debtors and to assume approximately 185 leases. The approximately 130 theatres approved for rejection generated approximately $1.57 million and $11.18 million in theatre-level cash flow losses for the nine months ended September 30, 2001 and 2000, respectively. Such losses are measured by subtracting from revenues generated at such theatre locations the costs of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Debtors are continuing to review their market strategy, geographic positions and theatre level profitability. As a result of this continuing review, the Debtors may consider rejecting additional leases for theatres that do not fall within the Debtors' market strategy or geographic positioning or that do not perform at or above the Company's expected theatre profitability level. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

On February 13, 2001 the agent for the lenders under the master lease facility with MoviePlex Realty Leasing L.L.C. (the "Master Lease") commenced an adversary proceeding in the Bankruptcy Court seeking a declaration that the Master Lease is a true lease. The Company has agreed to an interim settlement regarding the Master Lease. As part of the interim settlement between the Company and the Master Lease lenders, the Master Lease will be deemed a true lease for bankruptcy law purposes. The interim settlement became effective May 10, 2001, and the Company made an initial payment in satisfaction of all post-petition rent due under the Master Lease through March 31, 2001 and will make monthly rent payments at a reduced rate. The term of the interim settlement has been extended in connection with negotiations between the Company and the Master Lease lenders to restructure the Master Lease. The Company and such lenders have reached an agreement in principle and are negotiating definitive documentation of the restructured Master Lease.

The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. A plan of reorganization sets forth the means for satisfying claims and interests in the Debtors, including the liabilities subject to compromise.

The exclusive period of the Debtors to solicit acceptances for a plan of reorganization has been extended to November 27, 2001. If the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own chapter 11 plan for the Debtors.

After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. Accordingly, the value of the Company's stock, including but not limited to its Class A Common Stock, remains highly speculative.

On September 28, 2001, the Debtors filed a proposed chapter 11 plan of reorganization and proposed disclosure statement relating thereto with the Bankruptcy Court. Thereafter, the Company continued negotiations with its creditor constituencies. At a November 1, 2001 hearing, the Creditors' Committee withdrew its objection to the approval of the Company's disclosure statement. The Company has agreed to make changes to the plan of reorganization and disclosure statement ("the plan and statement") and is currently preparing an amended plan and statement. These documents will be filed on a Form 8-K as soon as they become available.

In the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements.

The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 Cases.

As described above in Note 2 - Proceeding Under Chapter 11, the Company has reached a cash collateral and adequate protection agreement with the pre-petition lenders and an interim settlement relating to the Master Lease.


                COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 2001 were $130.4 million, an increase of 2.0% from $127.9 million for the quarter ended September 30, 2000. For the quarter ended September 30, 2001, the Company's average admission price was $4.79, its average concession sale per patron was $2.07 and the attendance per average screen was 7,852. For the quarter ended September 30, 2000, the Company's average admission price was $4.69, its average concession sale per patron was $1.98 and the attendance per average screen was 6,866. The increase in per screen attendance as well as per patron admissions and concessions was partially offset by the lower screen count, resulting in the increase of total revenue. The average revenue per screen increased by 71.3% to approximately $55,177 for the three months ended September 30, 2001 from $32,220 for the three months ended September 30, 2000. Carmike operated 329 theatres with 2,361 screens at September 30, 2001 compared to 390 theatres with 2,559 screens at September 30, 2000.

Costs of operations (film exhibition costs, concession costs and other theatre operating costs) decreased 7.7% from $109.9 million to $101.4 million for the quarter ended September 30, 2001. Film exhibition costs decreased to $49.5 for the quarter ended September 30, 2001 from $52.1 million for the quarter ended September 30, 2000 due to improved terms and longer playing pictures partially offset by increased sales. Concession costs for the quarter ended September 30, 2001 decreased from $5.9 million to $5.5 million. Other theatre operating costs, consisting primarily of occupancy costs, salaries, supplies and utilities, for the quarter ended September 30, 2001 decreased 10.6% to $46.4 million from $51.9 million for the same period in 2000. This decrease was the result of fewer theatres and the effect of rejected leases approved by the Bankruptcy Court through the Chapter 11 Cases. As a percentage of total revenues, cost of operations decreased to 78% of total revenues in the quarter ended September 30, 2001 from 86% for the quarter ended September 30, 2000.

Total revenues for the nine months ended September 30, 2001 decreased 0.9% to $339.0 million from $342.1 million for the nine months ended September 30, 2000. This decrease consists of a $1.4 million decrease in admissions and a $1.7 million decrease in concessions and other. For the nine months ended September 30, 2001, the Company's average admission price was $4.78, its average concession sale per patron was $2.08 and the attendance per average screen was 20,120. For the nine months ended September 30, 2000, the Company's average admission price was $4.59, its average concession sale per patron was $1.97 and the attendance per average screen was 18,696. The increase in per screen attendance as well as per patron admissions and concessions was offset by the lower screen count, resulting in the decrease of total revenue. The average revenue per screen increased by 10.9% to $141,258 for the nine months ended September 30, 2001 from $127,324 for the nine months ended September 30, 2000.

Costs of operations for the nine months ended September 30, 2001 decreased 7.3% from $299.2 million for the nine months ended September 30, 2000 to $277.4 million. Film exhibition costs decreased to $125.3 million from $132.6 million for the nine months ended September 30, 2000 due to decreased sales volume associated with fewer screens. Concession costs were $14.7 million for the nine months ended September 30, 2001 compared to $15.0 million for the nine months ended September 30, 2000. Other theatre costs for the nine months ended September 30, 2001 decreased 9.4% to $137.4 million from $151.6 million for the same period in 2000. This decrease was the result of fewer theatres and the effect of rejected leases approved by the Bankruptcy Court through the Chapter 11 Cases. As a percentage of total revenues, cost of operations decreased to 81.8% of total revenues in the nine months ended September 30, 2001 from 87.5% for the nine months ended September 30, 2000.

Depreciation and amortization remained relatively flat for the quarter ended September 30, 2001 at $10.9 million compared $10.6 million for the quarter ended September 30, 2000. This is the result of the Company's 2000 theatre expansion, partially offset by the reduced depreciation expense from the reduction in asset values as a result of the impairment charge recognized during the fourth quarter of 2000.

Interest expense for the quarter ended September 30, 2001 decreased 74.2% to $1.6 million from $6.2 million for the quarter ended September 30, 2000. The Company stopped recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 in accordance with the requirements of Statement of Position 90-7 "Financial Reporting by Entities In Reorganization under the Bankruptcy Code" ("SOP 90-7").

The Company has not recorded income tax expenses for the three and nine months ended September 30, 2001. In periods prior to September 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections for future operating results and (iii) the limited market for theatre sale/leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Therefore, no income tax benefit was recognized in the nine month period ended September 30, 2001. In addition, the Company has a valuation allowance of $56.6 million in the aggregate at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital of $48.5 million and $27.1 million at September 30, 2001 and December 31, 2000, respectively. The working capital recorded as of September 30, 2001 excludes $40.3 million in current liabilities reported as "Liabilities Subject to Compromise." Including this amount, the working capital at September 30, 2001 would have been $8.2 million. The Company finances its operations through the operating "float" and, prior to the commencement of the Chapter 11 Cases, through borrowing availability under Carmike's $200 million Revolving Credit Facility (the "Revolving Credit Facility"). At September 30, 2001, the Company had approximately $87.1 million in cash and cash equivalents. No further amounts were available for borrowings under Carmike's Revolving Credit Facility. As of November 2, 2001, the Company had approximately $89.1 million in cash and cash equivalents.

Carmike's capital expenditures arise principally in connection with renovation and expansion of existing theatres. During the first nine months of 2001, such capital expenditures totaled $8.3 million. The Company has no theatres currently under construction as of September 30, 2001.

Cash provided in operating activities was $15.5 million for the nine months ended September 30, 2001, compared to cash provided in operating activities of $16.1 million for the nine months ended September 30, 2000. The increase in cash flow from operating activities was primarily due to an increase in operating income partially offset by changes in operating assets and liability and uses of cash towards reorganization activities. Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2001 as compared to net cash used of $19.1 million in the prior year period. This change in cash provided in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from sales of outparcel properties and other assets. For the nine month periods ended September 30, 2001 and 2000, cash provided by financing and construction allowance activities was $3.5 million and $53.8 million, respectively. The decrease was primarily due to the elimination of borrowing activity during the period.

Professional fees have averaged approximately $750,000 per month from the Petition Date through September 30, 2001. Carmike will continue to incur significant professional fees during the remainder of the Chapter 11 Cases.

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

The Debtors are operating their businesses as debtors-in-possession under Chapter 11, and continuation of the Company as a going concern is contingent upon its ability, among other things, to generate sufficient cash from operations and obtain financing sources to meet future obligations. For a description of the Debtors operations in chapter 11, See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Chapter 11 Cases.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Listing of Exhibits
         None.

         (b)      Reports on Form 8-K
         During the fiscal quarter ended September 30, 2001, Carmike filed a Current Report on Form 8-K dated September 28, 2001 reporting information under Items 5 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CARMIKE CINEMAS, INC.
                                         (Registrant)


Date:  November 14, 2001            By:  /s/  Michael W. Patrick
                                       ----------------------------------------
                                       Michael W. Patrick
                                       President and Chief Executive Officer


Date:  November 14, 2001            By:  /s/  Martin A. Durant
                                       ----------------------------------------
                                       Martin A. Durant
                                       Senior Vice President--Finance
                                       Treasurer and Chief Financial Officer