Form 10-K
period 2001-12-31
CARMIKE CINEMAS INC
filed 2002-04-01
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| Annualreport pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001 OR

| |      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to
                                                             --------  --------

                        Commission File Number 000-14993

                              CARMIKE CINEMAS, INC.
             (Exact Name Of Registrant As Specified in Its Charter)

                           DELAWARE                                                     58-1469127
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)

             1301 FIRST AVENUE, COLUMBUS, GEORGIA                                           31901
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

         As of March 15, 2002, approximately 9,000,000 shares of Common Stock, par value $.03 per share, were outstanding and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $21,688,967.40.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Specified portions of Carmike Cinemas, Inc.'s Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I

     ITEM 1.        BUSINESS..................................................................................3

     ITEM 2.        PROPERTIES...............................................................................17

     ITEM 3.        LEGAL PROCEEDINGS........................................................................18

     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS..................................................................................18

                    EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................19

PART II

     ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS..............................................................20

     ITEM 6.        SELECTED FINANCIAL AND OPERATING DATA....................................................22

     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS...............................................................................24

     ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK........................................................................48

     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................48

     ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....49

*PART III

     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  .....................................49

     ITEM 11.       EXECUTIVE COMPENSATION...................................................................49

     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................49

     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................49

PART IV

     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................50

         *Incorporated by reference from 2002 Proxy Statement.

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

         In this Report, the words "Company," "Carmike," "we," "our," "ours," and "us" refer to Carmike Cinemas, Inc. and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Carmike Cinemas, Inc. ("Carmike" or the "Company") is a premiere motion picture exhibitor in the United States. As of December 31, 2001, the Company operated 323 theatres with an aggregate of 2,333 screens located in 35 states. Carmike's theatres are primarily located in small to mid-sized communities ranging in population size from approximately 8,000 to 500,000. As of December 31, 2001, management believes that Carmike was the sole exhibitor in approximately 70% of its free film licensing zones.

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

RECENT DEVELOPMENTS

Proceedings Under Chapter 11 of the Bankruptcy Code

         From August 8, 2000 to January 31, 2002, Carmike operated its business and managed its properties under the protection of the reorganization provisions of chapter 11 of title 11 of the U.S. Code (the "Bankruptcy Code"). On August 8, 2000 (the "Petition Date") Carmike and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc.

(collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 (the "Chapter 11 Cases") of the Bankruptcy Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the "Plan"). The Plan became effective on January 31, 2002 (the "Effective Date") and, on the Effective Date, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which cancelled all then existing Class A and Class B Common Stock and Preferred Stock and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only reorganized Carmike Common Stock outstanding and has approximately nine million (9,000,000) shares of such stock outstanding.

         Material features of the Plan are:

         - The Plan provides for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

         - The holders of Carmike's cancelled Class A and Class B Common Stock received in the aggregate 22.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

         - The holders of Carmike's cancelled 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") received in the aggregate 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

         - Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9-3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the Chapter 11 Cases (the "Original Senior Subordinated Notes") received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

         - Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the "2002 Stock Plan").

         - The holders of Bank Claims (as defined below) in the Chapter 11 Cases received New Bank Debt (as defined below) and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Effective Date. "Bank Claims" consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement among the Company, the banks party thereto and Wachovia Bank, N.A., as agent, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement among the Company, the banks party thereto, Wachovia Bank, NA., as administrative agent, Goldman Sachs Credit Partners, L.P., as syndication agent, and First Union National Bank, as documentation agent, dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. "New Bank Debt" consists of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; and (b) 7.75% per annum.

         - Carmike issued $154,315,000 of its new 10-3/8% Senior Subordinated Notes due 2009 (the "New Senior Subordinated Notes") in exchange for $154,315,000 aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

         -        Certain of Carmike's underperforming theatres were closed.
                  Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

         - General unsecured creditors will receive, cash and notes in the aggregate of approximately $40,000,000 to $50,000,000 with an annual interest rate of 9.4% in resolution of their allowed claims under the Chapter 11 Cases.

         Also on the Effective Date, the Company closed on a Revolving Credit Agreement (the "Revolving Credit Agreement") totaling $50 million. The proceeds of advances made under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Effective Date, borrowed $20 million of the Revolving Credit Agreement in partial repayment of its obligations under the Plan owing to the holders of the Bank Claims. The terms of the $50 million Revolving Credit Agreement are set forth in a Credit Agreement, dated as of January 31, 2002, among the Company, Eastwynn Theatres, Inc., the various subsidiaries from time to time parties to the agreement as credit parties, General Electric Capital Corporation as agent and lender, the various banks or other financial institutions from time to time parties to the agreement as lenders, and GECC Capital Markets Group, Inc. as lead arranger.

         The Company's Amended and Restated Bylaws provide that the Board of Directors consists of ten (10) individuals. The Company has entered into a stockholders agreement, dated as of January 31, 2002 (the "Stockholders' Agreement"), with the following persons: Michael W. Patrick; GS Capital Partners III, L.P.; GS Capital Partners III Offshore, L.P.; Goldman Sachs & Co. Verwaltungs Gmbh; Bridge Street Fund 1998; Stone Street Fund 1998; The Jordan Trust; TJT(B); TJT(B) (Bermuda) Investment Company LTD.; David W. Zalaznick and Barbara Zalaznick, JT TEN; Leucadia Investors, Inc. and Leucadia National Corporation (collectively, the "Signing Stockholders"). Based on all shares of the Company's Common Stock outstanding as of the Effective Date, under the Plan, the Signing Stockholders own (a) approximately 83.2% of the approximately nine million (9,000,000) shares of Common Stock issued and outstanding on the Effective Date and (b) approximately 82.7% if the calculation is made on a fully diluted basis assuming that an additional one million (1,000,000) shares of the Common Stock have been issued under the 2002 Stock Plan. The stockholders that signed the Stockholders' Agreement have agreed to vote their shares of reorganized Carmike Common Stock in favor of certain matters, such as certain nominees to the Board of Directors and the 2002 Stock Plan, if they are presented to the stockholders of the Company for approval. The Signing Stockholders further agreed to certain transfer restrictions regarding their shares of reorganized Carmike Common Stock. The parties to the Stockholders' Agreement also signed a registration rights agreement with the Company with provisions concerning demand registration for resale of their shares of reorganized Carmike Common Stock under applicable provisions of the Securities Act of 1933, as amended.

         In connection with Carmike's reorganization, the Company reached an agreement with MoviePlex Realty Leasing, L.L.C. ("MoviePlex") to restructure the Amended and Restated Master Lease dated January 29, 1999 between Movieplex Realty Leasing L.L.C. as landlord and Carmike as tenant (the "Original Master Lease") and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the "New Master Lease"). Under the New Master Lease, Carmike has entered into a new 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The Original Master Lease was terminated and pre-Chapter 11 Cases defaults under the Original Master Lease were cured up to a maximum amount of $493,680. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.

Over-the-Counter Bulletin Board Trading

         In January, 2001, the Company's Class A Common Stock was delisted from the New York Stock Exchange for failure to meet the continued listing requirements concerning average global market capitalization and average share price. The Class A Common Stock subsequently traded on the NASD's over-the-counter Bulletin Board under the ticker symbol "CKECQ" from January 17, 2001 to the Effective Date. On the Effective Date, the Class A Common Stock was cancelled and extinguished, and the reorganized Carmike Common Stock began trading under the symbol "CMKC" on the NASD's over-the-counter Bulletin Board.

THEATRE OPERATIONS

         Carmike's revenues are generated primarily from admissions and concession sales. Additional revenues, which are not material, are generated from video game arcade areas, family entertainment centers and on-screen advertising. The following table sets forth, certain information regarding the 323 theatres and 2,333 screens operated by Carmike as of December 31, 2001:

STATE               THEATRES        SCREENS                  STATE               THEATRES        SCREENS
-----               --------        -------                  -----               --------        -------
Alabama................18             163                    New Mexico..............1               2
Arkansas...............11              95                    New York................1               8
Colorado................9              57                    North Carolina.........41             311
Delaware................1              14                    North Dakota............7              40
Florida................10              80                    Ohio....................6              39
Georgia................27             218                    Oklahoma...............11              56
Idaho...................4              17                    Pennsylvania...........25             189
Illinois................2               6                    South Carolina.........15             105
Iowa...................12              99                    South Dakota............5              35
Kansas..................1              12                    Tennessee..............30             230
Kentucky...............10              51                    Texas..................13              95
Louisiana...............3              22                    Utah....................6              47
Maryland................1               8                    Virginia...............12              73
Michigan................1               5                    Washington..............1              12
Minnesota..............10              80                    West Virginia...........4              28
Missouri................1               8                    Wisconsin...............2              18
Montana................14              78                    Wyoming.................3              13
Nebraska................5              19
                                                                                   323           2,333

         From time to time, Carmike converts marginally profitable theatres to "Discount Theatres" for the exhibition of films that have previously been shown on a first-run basis. Carmike also operates certain theatres for the exhibition of first-run films at a reduced admission price. These theatres are typically in smaller markets where Carmike is the only exhibitor in the market. At December 31, 2001, Carmike operated 39 theatres with 154 screens as Discount Theatres.

         As of December 31, 2001, Carmike owned 77 of its theatres and leased 242 of its theatres. An additional four theatres were operated by Carmike under shared ownership. The total number of leases has decreased to 230, as of March 15, 2002, due to theatre lease rejections in the Chapter 11 Cases and lease maturities.

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

THEATRE DEVELOPMENT

         Prior to the Chapter 11 Cases, Carmike's growth strategy primarily involved the development of new theatres and the addition of screens and other improvements to existing theatres, as well as selective acquisitions of theatres as available. During 2001, Carmike opened one theatre with 16 screens. Capital expenditures during 2001 aggregated approximately $9.2 million, net of lease financings.

         The Company's Chapter 11 filing and the excessive number of screens due to the industry's overbuilding of theatres in the last few years have been significant influences on the Company's current growth strategy. Carmike is committed to start construction of two theatres in 2002 if the legal issues concerning two leases are resolved by the Company and the landlords. If opportunities exist where new construction will be profitable to the Company, we will consider building additional theatres in future periods. Since the Petition Date, Carmike has closed approximately 26% of its theatres and is analyzing the remaining theatres and evaluating approaches to optimize its portfolio.

FILM LICENSING

         Carmike obtains licenses to exhibit films by directly negotiating with or, in rare circumstances, submitting bids to film distributors. Carmike licenses films through its booking office located in Columbus, Georgia. Carmike's Senior Vice President-- Film, in consultation with Carmike's President, directs Carmike's motion picture bookings.

         Prior to negotiating or bidding for a film license, Carmike's Senior Vice President-- Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected MPAA rating. Successful licensing depends greatly upon the availability of commercially popular motion pictures, knowledge of the tastes of residents in markets served by each theatre and insight into the trends in those tastes. Carmike maintains a database that includes revenue information on films previously exhibited in its markets. This historical information is then utilized by Carmike to match new films with particular markets so as to maximize revenues.

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

         First-Run Films

         Carmike predominantly licenses "first-run" films. If a film has substantial remaining potential following its first-run, Carmike may license it for a subsequent run (a "sub-run"). Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film cost is generally less than first-run film cost. Additionally, sub-runs enable Carmike to exhibit a variety of films during periods in which there are few new releases. The table below depicts the Industry's top 10 films for 2001 compared to Carmike's top 10 films for 2001:

                     Industry                                           Carmike Cinemas
                     --------                                           ---------------
      1.  Harry Potter Sorcerer's Stone                     1.  Rush Hour 2
      2.  Shrek                                             2.  Harry Potter Sorcerer's Stone
      3.  Monsters, Inc.                                    3.  Monsters, Inc.
      4.  Rush Hour 2                                       4.  Shrek
      5.  Lord of the Rings: Fellowship of the Rings        5.  Pearl Harbor
      6.  The Mummy Returns                                 6.  Jurassic Park 3
      7.  Pearl Harbor                                      7.  The Mummy Returns
      8.  Jurassic Park 3                                   8.  Planet of the Apes
      9.  Planet of the Apes                                9.  Hannibal
     10.  Hannibal                                         10.  The Fast and the Furious


Relationship with Distributors

         Carmike depends on, among other things, the quality, quantity, availability and acceptance by movie-going customers of the motion pictures produced by the motion picture production companies and licensed for exhibition to the motion picture exhibitors by distribution companies. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on the business of Carmike. The motion picture production and distribution industry in the United States is led by a few major movie studios and their distribution operations, but no single distributor dominates the market. Accordingly, Carmike's business is dependent upon the availability of marketable pictures and its relationships with distributors.

         While there are numerous distributors which provide quality first-run movies to the motion picture exhibition industry, the following ten major distributors accounted for approximately 97.3% of Carmike's admission revenues during the year ended December 31, 2001: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal and Warner Brothers.

         As of the Petition Date, film distributors held claims against Carmike aggregating approximately $37 million. After the Debtors commenced their Chapter 11 Cases, several distributors elected to cease supplying the Debtors with new film product until their claims against the Debtors for pre-petition film exhibition fees were paid in full. Carmike negotiated an agreement with each of its principal film distributors to repay their pre-petition claims for film exhibition fees in full in 17 weekly installments. Based on these Motion Picture Distributor Agreements, the film distributors began to supply the Debtors with new film product again. Carmike's payments under the Motion Picture Distributor Agreements began on September 18, 2000 and were concluded by December 26, 2000. Carmike believes its relationship with the studios has returned to normal.

CONCESSIONS

         Concession sales are Carmike's second largest revenue source after box office admissions, constituting approximately 31.8% of total revenues for 2001. Carmike's strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, Carmike has introduced a limited number of new products, such as bottled water, frozen drinks, coffee, ice cream, pizza, hot dogs and pretzels, at certain theatre locations. Carmike actively seeks to promote concession sales through the design and appearance of its concession stands, the introduction of special promotions from time to time, and the training of its employees to up-sell products. In addition, Carmike's management incentive bonus program includes concession results as a component of determining the bonus awards.

         Carmike negotiates prices for its concessions supplies directly with concession vendors on a national or regional basis to obtain high volume discounts or bulk rates. The Company receives a majority of its concessions supplies from the following two vendors: ShowTime Concession Supply Inc. and The Coca-Cola(R)Company.

MANAGEMENT INFORMATION SYSTEMS

         Carmike has a significant commitment to its major operating systems, some of which have been developed internally. Carmike's proprietary computer system, IQ-Zero and IQ-2000, which are installed in all of its theatres, allows Carmike to centralize most theatre-level administrative functions at its corporate headquarters, creating significant operating leverage. IQ-Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis. Carmike's integrated management information system, centered around IQ-Zero, also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. IQ-2000 is our enhancement of the IQ-Zero system. IQ-2000 facilitates new services such as advanced ticket sales and Internet ticket sales. Its expanded capacity will allow for future growth and more detailed data tracking and trend analysis. IQ-2000 is the management information system in Carmike's theatres built since 1999. There is active communication between the theatres and corporate headquarters, which allows senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling the theatre manager to focus on the day-to-day operations of the theatre.

ADDITIONAL REVENUE STREAMS

         Carmike actively engages in efforts to develop revenue streams in addition to admissions and concessions revenues. Certain Carmike theatres include electronic video games located in or adjacent to the lobby and on-screen advertising is provided on a number of Carmike's screens, each of which provides additional revenues to Carmike. Carmike operates two family entertainment centers under the name Hollywood Connection(R)which feature multiplex theatres and other forms of family entertainment.

COMPETITION

         The motion picture exhibition industry is fragmented and highly competitive. In markets where it is not the sole exhibitor, Carmike competes against regional and independent operators as well as the larger theatre circuit operators.

         Carmike's operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of Carmike's existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which Carmike operates, which have resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at Carmike's theatres in such areas. During the Chapter 11 Cases, the Debtors received approval from the Bankruptcy Court to reject theatre leases relating to 136 theatre locations of the Debtors. See Part II,
Item 7 of this form 10-K Report under the caption "Chapter 11 Cases".

         In the past few years, the movie exhibition industry has faced significant challenges, largely due to the effects of too many screens and a relatively flat box office. The number of screens in the United States had increased dramatically, growing from approximately 31,640 screens in 1997 to approximately 37,396 screens in 2000. The industry did experience a modest reduction in the total number of screens in the U.S. in 2001 to 36,764, a decrease of approximately 1.7%. The total number of theatres in the U.S. however has not dramatically increased, in 1997 there were 7,480 compared to 7,421 in 2000. The total number of theatres in the U.S. did decrease significantly in 2001 to 7,070, a decrease of approximately 4.7%. See Part I, Item 7 of this Form 10-K Report under the caption "The Industry".

         The opening of large multiplexes and theatres with stadium seating by Carmike and certain of its competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to a theatre location becoming impaired.

         In addition to competition with other motion picture exhibitors, Carmike's theatres face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems could have a material adverse effect upon Carmike's business and results of operations. Carmike also competes for the public's leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

         Carmike's theatre operations are also subject to federal, state and local laws governing such matters as construction, renovation and operation of its theatres, as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. Carmike believes that its theatres are in material compliance with such requirements. At December 31, 2001, approximately 55% of Carmike's employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees.

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

TRADEMARKS AND TRADENAMES

         Carmike owns or has rights to trademarks or trade names that it uses in conjunction with the operation of its theatres. Carmike owns the Carmike Cinemas(R)trademark.

EMPLOYEES

         As of December 31, 2001, Carmike had approximately 9,059 employees, of which 47 are covered by collective bargaining agreements. In order to combat uncertainties that may have stemmed from the Chapter 11 Cases, to reward key employees for shouldering any additional burdens that had been imposed by the Chapter 11 Cases and to maintain employee morale, the Company implemented, with the approval of the Bankruptcy Court, the Carmike Cinemas, Inc. Employee Retention and Severance Plan. The Employee Retention and Severance Plan is one component of the Company's comprehensive program designed to provide incentives to management and other critical employees to remain in the Debtors' employment and to work toward a successful reorganization of the Debtors' business. The other components include the continuance of the Company's annual bonus plan in the ordinary course of business to the extent that bonus objectives can be met during the fiscal year.

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

         Ability to Service Debt

         After the Effective Date, our ability to service our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on, to refinance our indebtedness, or to fund planned capital expenditures for theatre construction, expansion or renovation will depend on our future performance. Our future performance is, to a certain extent, subject to general industry economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and the closing of certain underperforming theatres, we believe that cash flow from operations, available cash, borrowings under the Revolving Credit Agreement, and sales of surplus assets will be adequate to meet our future liquidity needs.

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

         Seasonality

         Our revenues are dependent upon the timing of motion picture releases by distributors. Our business is generally seasonal, with higher revenues generated during the summer and holiday seasons. While motion picture distributors have begun to release major motion pictures evenly throughout the year, the most marketable motion pictures are usually released during the summer and the year-end holiday periods. Additionally, the unexpected emergence of a hit film may occur in these or other periods. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year. Moreover, to the extent that certain "event" films are distributed more widely than in the past, our margins may be hurt as a result of the higher film licensing fees payable during the early period of a film's run.

         Dependence upon Motion Picture Production and Performance

         Our business will be adversely affected if there is a decline in the quality and number of motion pictures available for screening. Our business to a substantial degree depends on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures in our theatre markets. Our results of operations will vary from period to period based upon the quantity and quality of the motion pictures we show in our theatres. A disruption in the production of motion pictures, lack of motion pictures or poor performance of motion pictures in theatres will likely adversely affect our business and results of operations.

         Dependence on Relationships with Motion Picture Distributors

         Our business depends to a significant degree on maintaining good relations with the major film distributors that license films to our theatres. While there are numerous motion picture distributors that provide quality first-run movies to the motion picture exhibition industry, the following ten distributors accounted for approximately 97.3% of our admission revenues for the fiscal year ended December 31, 2001:
Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal and Warner Brothers. No single distributor dominates the market. A deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations.

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

         Our theatre operations are also subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres, as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. We believe that our theatres are in material compliance with these requirements. At December 31, 2001, approximately 55% of our employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees.

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

         Future Capital Requirements

         The availability of capital will continue to be extremely limited since the Company emerged from bankruptcy. New sources of financing are questionable and numerous uncertainties will continue to exist. Traditional sources of financing new theatres through landlords may be unavailable for a number of years.

         Like others in our industry, we are required to recognize charges associated with the write-down and closing of underperforming theatres primarily as a result of the emergence of new competition in the marketplace. The opening of large multiplexes by our competitors and the opening of newer theatres with stadium seating in certain of our markets have led us to reassess a number of our theatre locations to determine whether to renovate or to dispose of underperforming locations. In the year 2002 we anticipate retrofitting approximately 10 screens to strengthen our position in certain markets. We will lose revenue from those screens while they are being renovated. Further advances in theatre design may also require us to make substantial capital expenditures in the future, or to close older theatres that cannot be economically renovated, to compete with new developments in theatre design.

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

         In the fourth quarters of 2001, 2000 and 1999, the Company identified impairments of asset values for certain theatres and a joint venture investment in three movie theatre-entertainment complexes. As a result, we recognized a non-cash impairment charge of approximately $132.2 million, $21.2 million and $33.0 million, respectively, in the fourth quarters of 2001, 2000 and 1999. These impairment charges reduce the carrying value of approximately 287 theatres with 2,126 screens for 2001, approximately 18 theatres with 130 screens for 2000 and approximately 82 theatres with 432 screens for 1999. The impairment charges additionally reduce the carrying value of a joint venture which operated three movie theatre-entertainment complexes and equipment removed from theatres that were closed or rejected during the Chapter 11 Cases. The impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed theatres. Additionally, in 2001 the Company included the equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory.

         Dependence Upon Senior Management

         We believe that our success is due to our experienced management team. We depend in large part on the continued contribution of our senior management, including Michael W. Patrick, Carmike's President and Chief Executive Officer. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. We have a new five-year employment agreement with Michael W. Patrick as Chief Executive Officer, the term of which extends for one year each December 31, provided that neither Carmike nor Mr. Patrick chooses not to so extend the agreement and we maintain key man life insurance covering him. Our success partially depends on our ability to attract and retain key personnel.

ITEM 2.  PROPERTIES.

         As of December 31, 2001, Carmike owned 77 of its theatres and leased 242 of its theatres. An additional four theatres were operated by Carmike under shared ownership.

         Carmike's leases are generally entered into on a long-term basis. The theatre leases generally provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount, and the payment of property taxes, common area maintenance, insurance and repairs. Carmike, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate for various periods with the maximum renewal period totaling 10 years. During the pendency of the Chapter 11 Cases, the Company had the right to reject unexpired leases of real property, of which those rejected leases total 136.

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

ITEM 3.  LEGAL PROCEEDINGS.

CHAPTER 11 CASES

         On August 8, 2000, the Company and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for protection under chapter 11 of the Bankruptcy Code. On November 14, 2001, the Company filed its Plan with the Bankruptcy Court. On January 3, 2002, the Bankruptcy Court approved the Company's Plan and an order was entered confirming the Plan on January 4, 2002. The Effective Date for the Company's emergence from the Chapter 11 Cases was January 31, 2002. Additional information relating to the Chapter 11 Cases is set forth in Part I, Item 1 of this Form 10-K Report under the caption "Proceedings Under Chapter 11 of the Bankruptcy Code" and in Notes 2 and 3 of the Notes to the Consolidated Financial Statements. Such information is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information as of March 15, 2002 regarding the executive officers of Carmike. For purposes of this section, references to Carmike include Carmike's predecessor, Martin Theatres, Inc.

NAME                                 AGE    TITLE
----                                 ---    -----
Michael W. Patrick...................51     President, Chief Executive Officer and Chairman of the
                                            Board of Directors

Fred W. Van Noy......................45     Senior Vice President, Chief Operating Officer

Martin A. Durant.....................53     Senior Vice President - Finance,
                                            Treasurer and Chief Financial Officer

Anthony J. Rhead.....................60     Senior Vice President-- Film and Secretary

P. Lamar Fields......................47     Senior Vice President-- Real Estate

H. Madison Shirley...................50     Senior Vice President-- Concessions and
                                            Assistant Secretary

Marilyn B. Grant.....................54     Vice President-- Advertising

Philip A. Smitley....................43     Assistant Vice President and Controller

         MICHAEL W. PATRICK has served as President of Carmike since October 1981, as a director of Carmike since April 1982, as Chief Executive Officer since March 1989 and Chairman of the Board of Directors since January 2002. He joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of Columbus Bank & Trust Company and the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.

         FRED W. VAN NOY joined Carmike in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President-- General Manager. In December 1997, he was elected to the position of Senior Vice President -- Operations. In November 2000, he was elected to his present position as Senior Vice President - Chief Operating Officer.

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

         ANTHONY J. RHEAD joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President-- Film of Carmike and in December 1997 was elected Senior Vice President-- Film. He was elected Secretary in January 2002. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

         P. LAMAR FIELDS joined Carmike in January 1983 as Director of Real Estate. He served in this position until 1985 when he became Vice President-- Development. In December 1997 he was elected to his present position of Senior Vice President-- Real Estate.

         H. MADISON SHIRLEY joined Carmike in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President-- Concessions in 1990 and Senior Vice President-- Concessions and Assistant Secretary in December 1997.

         MARILYN B. GRANT joined Carmike in 1975 as a bookkeeper. She served as Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President-- Advertising.

         PHILIP A. SMITLEY joined Carmike in April 1997 as Controller. In January 1998, he was elected to his present position of Assistant Vice President and Controller. In March 1999, he assumed the duties of interim Chief Financial Officer pending the appointment of Martin A. Durant in July 1999. Prior to joining Carmike, Mr. Smitley was Divisional Controller-- Transportation of Burnham Service Corporation, a trucking company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Since January 31, 2002, the Company's Common Stock has traded on the NASD's over-the-counter Bulletin Board (the "OTCBB") under the symbol "CMKC". Carmike's pre-reorganization Class A Common Stock traded on the OTCBB under the symbol "CKECQ" from January 17, 2001 until January 30, 2002. The Class A Common Stock previously traded on the New York Stock Exchange under the symbol "CKE" until trading in the Company's stock on the New York Stock Exchange was suspended prior to trading on January 12, 2001 because the Company had fallen below certain Exchange criteria for continued listing.

The following table sets forth the high and low sales prices of the Class A Common Stock as reported by the OTCBB for the periods indicated in 2001 (beginning January 17, 2001) and by the New York Stock Exchange for the periods indicated in 2000.

                                               HIGH           LOW
                                             ---------     ---------
       2001
            First Quarter..............      $    0.75     $  0.20
            Second Quarter.............           0.67        0.33
            Third Quarter..............           0.57        0.34
            Fourth Quarter.............           3.41        0.37

       2000
            First Quarter..............      $ 7 15/16     $  5 7/16
            Second Quarter.............         6 1/16        3 7/16
            Third Quarter..............         4 1/16        1 1/16
            Fourth Quarter.............            7/8          5/16

         One share of pre-reorganization Class A or Class B Common Stock of Carmike is equal to 0.194925 of one share of reorganized Carmike Common Stock. On March 15, 2002, the last reported sale price of the reorganized Common Stock on the over-the-counter Bulletin Board was $15.90 per share. As of March 15, 2002, there were approximately 128 holders of record of Carmike's reorganized Common Stock. Letters of Transmittal are still outstanding, once they are received and processed by the Company's transfer agent the number of holders of record will increase.

         Prior to the reorganization on January 31, 2002, Carmike had 550,000 shares of Series A Preferred Stock, all of which were held by certain affiliates of Goldman, Sachs & Co. Each share of the Series A Preferred Stock was convertible into four shares of the pre-reorganization Class A Common Stock. Series A Preferred Stock dividends of $7.0 million were in arrears at December 31, 2001. In view of the Company's having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Series A Preferred Stock on March 31, 2001 designated two additional directors to the Company's Board of Directors. Upon the reorganization on January 31, 2002, the holders of the pre-reorganization Carmike Series A Preferred Stock received 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock on a fully diluted basis.

         During fiscal year 2001, the Company did not make any sales of its unregistered equity securities.

         Carmike never declared or paid any cash dividends on its Class A or Class B Common Stock. Additionally, Carmike could not declare dividends on any of its stock including the Series A Preferred Stock during the pendency of the Chapter 11 Cases without Bankruptcy Court approval. Carmike currently intends to retain future earnings for use in the expansion and operation of its business and, therefore, does not anticipate paying dividends on its reorganized Common Stock in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of Carmike's board of directors and will depend on Carmike's earnings, capital requirements, financial condition and other relevant factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 10 and 12 of Notes to Consolidated Financial Statements regarding restrictions in Carmike's debt instruments on Carmike's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

         The selected consolidated Statements of Operations and Balance Sheet data set forth below were derived from the consolidated financial statements of Carmike. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Carmike's Consolidated Financial Statements and related Notes thereto.

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                      1997        1998         1999         2000          2001
                                                                      (1)         (2)         (2)(3)       (2)(4)         (4)
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                      (IN MILLIONS EXCEPT PERCENTAGES, RATIOS AND OPERATING DATA)
STATEMENT OF OPERATIONS:
     Revenues:
         Admissions ............................................   $   319.2    $   330.5    $   336.0    $   315.4    $   311.8
         Concessions and other .................................       139.4        151.1        150.9        146.9        145.1
                                                                   ---------    ---------    ---------    ---------    ---------
              Total revenues ...................................       458.6        481.6        486.9        462.3        456.9
     Costs and expenses:
         Film exhibition costs .................................       169.7        177.8        181.5        185.2        171.2
         Concession costs ......................................        18.3         19.9         19.0         21.0         20.2
         Other theatre operating costs .........................       175.1        187.9        191.1        194.8        182.0
         General and administrative ............................         6.4          7.1          7.3          6.9          8.8
         Depreciation and amortization .........................        33.4         37.5         41.2         43.2         42.2
          Impairment of long-lived assets (5) ..................          --         38.3         33.0         21.2        132.2
         Restructuring charge (5) ..............................          --         34.7         (2.7)         -0-          -0-
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                       402.9        503.2        470.4        472.3        556.6
                                                                   ---------    ---------    ---------    ---------    ---------
     Operating income (loss) ...................................        55.7        (21.6)        16.5        (10.0)       (99.7)
     Interest expense ..........................................        23.1         27.2         36.8         31.0          6.1
                                                                   ---------    ---------    ---------    ---------    ---------
      Income (loss) before reorganization costs, income
         taxes and extraordinary item ..........................        32.6        (48.8)       (20.3)       (41.0)      (105.8)
      Reorganization costs .....................................         -0-          -0-          -0-          7.0         19.6
                                                                   ---------    ---------    ---------    ---------    ---------
     Income (loss) before income taxes and extraordinary
         item ..................................................        32.6        (48.8)       (20.3)       (48.0)      (125.4)
     Income tax expense (benefit) ..............................        12.4        (18.2)        (7.7)        25.6          -0-
                                                                   ---------    ---------    ---------    ---------    ---------
     Net income (loss) before extraordinary item
                                                                   $    20.2    $   (30.6)   $   (12.6)   $   (73.6)   $  (125.4)
                                                                   =========    =========    =========    =========    =========
Weighted average common Shares outstanding:
     Basic .....................................................      11,277       11,356       11,375       11,344       11,344
                                                                   =========    =========    =========    =========    =========
     Diluted ...................................................      11,366       11,356       11,375       11,344       11,344
                                                                   =========    =========    =========    =========    =========
Earnings (loss) per common share before extraordinary item:
     Basic .....................................................   $    1.79    $   (2.73)   $   (1.37)   $   (6.62)   $  (11.05)
                                                                   =========    =========    =========    =========    =========
     Diluted ...................................................   $    1.78    $   (2.73)   $   (1.37)   $   (6.62)   $  (11.05)
                                                                   =========    =========    =========    =========    =========

                                                                                       AS OF DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                     1997         1998          1999         2000         2001
                                                                                                              (4)          (4)
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                   (in millions, except operating data)
BALANCE SHEET DATA:
     Cash and cash equivalents .................................   $     2.5    $     3.8    $    (4.2)   $    52.5    $    94.2
     Property and equipment, net (5) ...........................       497.1        573.6        666.2        621.2        460.1
     Total assets ..............................................       606.0        683.5        794.4        761.3        617.8
     Total long-term obligations, including
         current maturities (6) ................................       360.7        351.8        470.3         52.0         49.7
     Total shareholders' equity ................................       202.9        226.3        204.2        129.1          3.7

OPERATING DATA:
     Theatre locations (7) .....................................         520          468          458          352          323
     Screens (7) ...............................................       2,720        2,658        2,848        2,438        2,333
     Average screens per location ..............................         5.2          5.7          6.2          6.9          7.2
     Total attendance (in thousands) ...........................      75,336       77,763       74,518       67,804       64,621
     Total average screens in operation ........................       2,644        2,733        2,800        2,643        2,386
     Average ticket price ......................................   $    4.24    $    4.25    $    4.51    $    4.65    $    4.83
     Average concession per patron .............................   $    1.68    $    1.79    $    1.84    $    1.98    $    2.10

(1) On May 23, 1997, the Company acquired certain theatres (19 theatres, 104 screens) from First International Theatres for approximately $17 million. The First International Theatres acquisition purchase price included 128,986 shares of the Company's Class A Common Stock with a fair market value of approximately $4.25 million at the date of acquisition.

(2) Preferred Stock dividends on the Series A Preferred Stock totaled $332,000, $3,025,000 and $1,513,000 for the years ended December 31,
         1998, 1999 and 2000, respectively. See Notes 2 and 10 of Notes to Consolidated Financial Statements.

(3) Excludes an extraordinary charge of $6,291,000 (net of income taxes) or $0.56 per diluted share.

(4) See Notes 1, 2 and 3 with respect to the Company's bankruptcy and financial reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". See Note 3 of Notes to Consolidated Financial Statements with respect to reorganization costs incurred while in bankruptcy. See Note 11 for income taxes relative to valuation allowances for deferred income tax debits.

(5) See Notes 2, 3 and 4 of Notes to Consolidated Financial Statements with respect to impairments of long-lived assets and restructuring charges.

(6) Excludes long-term restructuring reserves and deferred income tax liabilities; includes current maturities of long-term indebtedness and capital lease obligations.

(7) Excludes 28 theatres with 116 screens at December 31, 1998, which were closed by Carmike during 1999 in accordance with its restructuring plan. Excludes 84 theatres and 394 screens at December 31, 2000, which were closed by Carmike upon approval of the Bankruptcy Court of the rejection of certain leases. Excludes 17 theatres and 81 screens at December 31, 2001, which were closed by Carmike upon approval of the Bankruptcy Court of the rejection of certain leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of Carmike's financial condition and operating results should be read in conjunction with "Item 6. Selected Financial and Operating Data" and Carmike's Consolidated Financial Statements and Notes.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Carmike cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause Carmike's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in Carmike's markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry, competition with other forms of entertainment and other factors including, but not limited to, the following:

         - there can be no assurance that the cash and cash equivalents on hand at December 31, 2001, cash generated by the Company from operations and cash available under the Revolving Credit Agreement will be sufficient to fund the operations of the Company;

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

         - economic and/or business conditions generally, and in the movie industry, in particular, may not be favorable such that the Company's revenues and results of operation are adversely affected;

         - acts of war, terrorism, catastrophe and other events beyond the control of the Company which may adversely affect business conditions or the Company's rights;

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

         -        relationships with film suppliers; and

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

THE INDUSTRY

         In the past few years, the movie exhibition industry has faced significant challenges, largely due to the effects of too many screens and a relatively flat box office. The number of screens in the United States had increased dramatically, growing from approximately 31,640 screens in 1997 to approximately 37,396 screens in 2000. The industry did experience a modest reduction in the total number of screens in the U.S. in 2001 to 36,764, a decrease of approximately 1.7%. The total number of theatres in the U.S. however has not dramatically increased, in 1997 there were 7,480 compared to 7,421 in 2000. The total number of theatres in the U.S. did decrease significantly in 2001 to 7,070, a decrease of approximately 4.7%. Megaplexes, theatres with anywhere from 14 to 30 screens in a single theatre, have became the industry standard in most major markets. The megaplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. The megaplex theatres also contain increasingly costly improvements, such as stadium seating, state-of-the-art projection and sound systems and other expensive amenities. These megaplexes are not only competing with each other but have quickly rendered many older multiplexes obsolete, and exhibitors have not been able to dispose of or close their older facilities quickly enough.

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

         Carmike has seen several of its competitors consolidate throughout 2001 and 2002. Regal Cinemas Inc., United Artists Theatre Co. and Edwards Theatres, Inc., all of which had been operating under bankruptcy protection, were taken over by Philip Anschutz. The new parent company for the three exhibitors is Regal Entertainment Group. AMC Entertainment Inc. has received approval from the U.S. Bankruptcy Court in Delaware to buy General Cinemas as part of General Cinemas' Chapter 11 reorganization plan. Loews Cineplex Entertainment Corp., as part of its confirmed Chapter 11 reorganization plan, will no longer be publicly held. Under the terms of the plan, Onex Corp. and Oaktree Capital Management LLC will privately hold 100% of the equity of the company. Smaller, independent operators, in some markets, have reopened theatres that have been abandoned due to Chapter 11 lease rejections.

CHAPTER 11 CASES

         On August 8, 2000 (the "Petition Date") Carmike and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 (the "Chapter 11 Cases") of title 11 of the U.S. Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the "Plan"). The Plan became effective on January 31, 2002 (the "Effective Date").

         In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date were subject to compromise or other treatment until a plan of reorganization was confirmed by the Bankruptcy Court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors were stayed while the Debtors continued their business operations as debtors-in-possession.

         The Chapter 11 Cases resulted from a sequence of events and the unforeseen effect that these events would have in the aggregate on the Company. Surprisingly weak film performance during the summer of 2000 contributed to the Company's revenues for the summer of 2000 significantly underachieving the Company's internal projections. Like its competitors, the Company had ramped up its costs by expending significant funds in building megaplexes and in making improvements to existing theatres in order to attract and accommodate larger audiences. Consequently, the effect of poor summer returns was substantial on the Company in its efforts to comply with the financial covenants under its then $200 million Revolving Credit Facility and $75 million Term Loan Credit Agreement (the "Pre-Reorganization Bank Facilities"). On June 30, 2000, the Company was in technical default of certain financial covenants contained in the Pre-Reorganization Bank Facilities and was unable to negotiate amendments with the lenders to resolve these compliance issues, as the Company had been able to do in the past. On July 28, 2000, the agents under the Pre-Reorganization Bank Facilities issued a Payment Blockage Notice to Carmike and the indenture trustee for the 9-3/8% Senior Subordinated Notes due 2009 (the "Original Senior Subordinated Notes") prohibiting payment by Carmike of the semi-annual interest payment in the amount of $9,375,000 due to the holders of the Original Senior Subordinated Notes on August 1, 2000. Faced with significant operating shortfalls, unavailability of credit and problems dealing with the Company's lenders, among other things, the Company filed for bankruptcy in order to continue its business.

         The Company could not pay pre-petition debts without prior Bankruptcy Court approval during the Chapter 11 Cases. Immediately after the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their theatres and approximately $37 million to film distributors as set forth below; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

         As debtors-in-possession, the Debtors had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during the Chapter 11 Cases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, the Debtors received approval from the Bankruptcy Court to reject theatre leases relating to 136 theatre locations of the Debtors. The 136 theatres approved for rejection generated approximately $2.0 million and $13.5 million in theatre-level cash flow losses for the years ended December 31, 2001 and 2000, respectively. Such losses are measured by subtracting revenues generated at such theatre locations from costs of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

         As of the Petition Date, the trade creditors of the Debtors holding the largest unpaid claims were the film distributors, with claims aggregating approximately $37 million. After the Debtors commenced their Chapter 11 Cases, several distributors elected to cease supplying the Debtors with new film product until their claims against the Debtors for pre-petition film exhibition fees were paid in full. The Company negotiated an agreement with each of its principal film distributors to repay their pre-petition claims for film exhibition fees in full as critical vendors in 17 weekly installments ending December 26, 2000, (collectively, the "Motion Picture Distributor Agreements"). The Bankruptcy Court approved each of the Motion Picture Distributor Agreements at a hearing held on September 14, 2000. Based on the Motion Picture Distributor Agreements, the film distributors have supplied the Debtors with new film product again. Each of the principal film distributors agreed to the terms of the Motion Picture Distributor Agreements, which include provisions relating to the payment of pre-petition claims as well as payments during the Chapter 11 Cases.

         Also, during the Chapter 11 Cases, Carmike reached an agreement to restructure its master lease facility with MoviePlex Realty Leasing, L.L.C. ("MoviePlex") and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the "New Master Lease"). Under the New Master Lease, Carmike has entered into a new 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The Original MoviePlex Lease was terminated and prepetition defaults under the Original MoviePlex Lease were cured up to a maximum amount of $493,680. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent. Percentage rent is an amount equal to 12% of all revenue made in, from or at the leased premises in excess of the Annual Breakpoint made by Carmike in the leased premises during any lease year, and "Annual Breakpoint" is the amount which is 50% of the quotient obtained by dividing the base rent by 10%.

         All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the New Master Lease bears interest from the date which is five days from the due date until paid by Carmike at the rate of 2% above the published prime rate of Wachovia Bank, N.A., or its successor, not to exceed the maximum rate of interest allowed by New York state law. Under the New Master Lease, Carmike pays all real estate taxes with respect to the leased premises. Carmike agrees, that upon the request of MoviePlex, it will subordinate its rights under the New Master Lease to the interest of any ground lessor of the land upon which one of the six properties is located to the lien of any mortgage or deed of trust now or thereafter in force against the land and building of which the leased premises are a part, except that Carmike's peaceable possession of the leased premises will not be disturbed and its obligations under the New Master Lease will remain unchanged. Carmike agrees to indemnify MoviePlex against any claims, demands, actions against MoviePlex arising out of Carmike's failure to perform its obligations or observe any covenants under the repairs and maintenance article of the New Master Lease, except arising from MoviePlex's negligence or willful misconduct. Each of the Debtor subsidiaries has guaranteed Carmike's payment of rents, charges and additional sums coming due under the New Master Lease and performance of covenants and agreements contained in the New Master Lease.

         When the Plan became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which cancelled all then existing Class A and Class B Common Stock and Preferred Stock and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only reorganized Carmike Common Stock outstanding and has approximately nine million (9,000,000) shares of such stock outstanding.

         Material features of the Plan are:

- The Plan provides for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

- The holders of Carmike's cancelled Class A and Class B Common Stock received in the aggregate 22.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

- The holders of Carmike's cancelled Series A Preferred Stock received in the aggregate 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

- Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9-3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the Chapter 11 Cases (the "Original Senior Subordinated Notes") received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

- Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the "2002 Stock Plan") and 780,000 shares under the 2002 Stock Plan have been issued to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company.

- The holders of Bank Claims (as defined below) in the Chapter 11 Cases received New Bank Debt (as defined below) and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Effective Date. "Bank Claims" consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement among the Company, the banks party thereto and Wachovia Bank, N.A., as agent, dated as of January 29, 1999, and amended as of March 31, 2000 and
          (ii) the Term Loan Credit Agreement among the Company, the banks party thereto, Wachovia Bank, NA., as administrative agent, Goldman Sachs Credit Partners, L.P., as syndication agent, and First Union National Bank, as documentation agent, dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. "New Bank Debt" consists of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; and (b) 7.75% per annum.

- Carmike issued $154,315,000 of its new 10-3/8% Senior Subordinated Notes due 2009 (the "New Senior Subordinated Notes") in exchange for $154,315,000 aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

- 136 of Carmike's underperforming theatres were closed. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

- General unsecured creditors will receive, cash and notes in the aggregate of approximately $40,000,000 to $50,000,000 with an annual interest rate of 9.4% in resolution of their allowed claims under the Chapter 11 Cases.

         On the Effective Date, the Company entered into a new Term Loan Credit Agreement (the "Post-Confirmation Credit Agreement"), which governs the terms of the New Bank Debt. The Company's subsidiaries have guaranteed the Company's obligations under the Post-Confirmation Credit Agreement. The lenders under the Post-Confirmation Credit Agreement have (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the capital stock of all Company subsidiaries; and (iii) a second priority, security interest in substantially all personal property owned by the Company and its subsidiaries. All of the security interests and liens that secure the New Bank Debt under the Post-Confirmation Credit Agreement are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

         The final maturity date of the New Bank Debt loans under the Post-Confirmation Credit Agreement is January 31, 2007. The principal payment dates are June 30 and December 31 of each year, beginning June 30, 2002 and ending June 30, 2006. In addition, the Post-Confirmation Credit Agreement contains covenants that require the Company, among other things, to meet certain financial ratios and that prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Post-Confirmation Credit Agreement as to when the Company must prepay portions of the loans. See "Financial Covenant Compliance" below.

         Also on the Effective Date, the Company closed on a Revolving Credit Agreement (the "Revolving Credit Agreement") totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Effective Date, borrowed $20 million of the Revolving Credit Agreement in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. The terms of the Revolving Credit Agreement are set forth in a Credit Agreement, dated as of January 31, 2002, among the Company, Eastwynn Theatres, Inc., General Electric Capital Corporation as agent and lender, GECC Capital Markets Group, Inc. as lead arranger, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions from time to time parties to the agreement as lenders.

         The interest rate for borrowings under the Revolving Credit Agreement is set from time to time at the Company's option (subject to certain conditions set forth in the Credit Agreement) at either: (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 1.75% per annum or (ii) the applicable LIBOR Rate (as defined in the Revolving Credit Agreement) plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Revolving Credit Agreement) outstanding from time to time. Borrowings under the Revolving Credit Agreement are secured by first priority security interests in substantially all tangible or intangible property of the Company (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex Realty Leasing, L.L.C.). The Company and its subsidiary Eastwynn Theatres, Inc. (each a "Borrower") have guaranteed the other's obligations under the Revolving Credit Agreement, and Company subsidiaries Wooden Nickel Pub, Inc. and Military Services, Inc. also have guaranteed the obligations under the Revolving Credit Agreement. Further, the Revolving Credit Agreement contains covenants that, among other things, prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Revolving Credit Agreement as to when the Company must prepay portions of the loans. See "Financial Covenant Compliance" below.

         In addition, on the Effective Date and pursuant to the Plan, the Company issued $154,315,000 10-3/8% Senior Subordinated Notes due 2009 (the "New Senior Subordinated Notes"), in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note Claims in the Company's bankruptcy case relating to the Company's former 9-3/8% Senior Subordinated Notes due 2009 (the "Original Senior Subordinated Notes"); the remaining $45,685,000 in aggregate principal amount of the Original Notes were exchanged under the Plan for shares of reorganized Company Common Stock, as previously reported. The New Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the "Indenture"). The Company subsidiary guarantees of the New Senior Subordinated Notes are junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company's Senior Debt (as defined in the Indenture and includes the debt described above under the Post-Confirmation and Revolving Credit Agreements). Interest at 10-3/8% per annum from the issue date to maturity is payable on the New Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The New Senior Subordinated Notes are redeemable at the Company's option under certain conditions on or after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Confirmation and Revolving Credit Agreement as described above, asset sales, changes of control and transactions with affiliates.

         The Company's Amended and Restated Bylaws, which became effective on January 31, 2002, provide that the Board of Directors consists of ten (10) individuals. The Company has entered into a stockholders agreement, dated as of January 31, 2002 (the "Stockholders'

Agreement"), with the following persons: Michael W. Patrick; GS Capital Partners III, L.P.; GS Capital Partners III Offshore, L.P.; Goldman Sachs & Co. Verwaltungs Gmbh; Bridge Street Fund 1998; Stone Street Fund 1998; The Jordan Trust; TJT(B); TJT(B) (Bermuda) Investment Company LTD.; David W. Zalaznick and Barbara Zalaznick, JT TEN; Leucadia Investors, Inc. and Leucadia National Corporation (collectively, the "Signing Stockholders"). Based on all shares of the Company's Common Stock outstanding as of the Effective Date, under the Plan, the Signing Stockholders own (a) approximately 83.2% of the approximately nine million (9,000,000) shares of Common Stock issued and outstanding on the Effective Date and (b) approximately 82.7% if the calculation is made on a fully diluted basis assuming that an additional one million (1,000,000) shares of the Common Stock have been issued under the new management incentive plan.

         Pursuant to the Stockholders' Agreement, the Signing Stockholders agreed to vote their shares of capital stock of the Company, during the term of the agreement (as described below), in a manner necessary to elect the following individuals to the Company's Board of Directors: (a) the Chief Executive Officer ("CEO") of the Company; (b) Carl Patrick, Jr., subject to certain conditions;
(c) three members designated by Jordan/Zalaznick Advisers, Inc., provided that at least one of such designees is an Independent Director (as defined below);
(d) four members designated by GS Capital Partners III, L.P., provided that at least one of such designees is an Independent Director; and (e) an individual designated by the CEO and approved by a majority of the members of the Company's board of directors who, if elected, will qualify as an Independent Director. In the Stockholders' Agreement, an "Independent Director" means a person that (a) holds less than 5% of the capital stock of the Company and (b) is not an Affiliate (as defined therein) of a person who holds 5% or more of the capital stock of the Company and (c) is not an officer or employee of the Company. The term of the Stockholders' Agreement expires on the twenty-fifth month of the Effective Date unless earlier terminated by a written agreement executed by the Signing Stockholders (and/or their permitted transferees that have agreed to be bound by the terms of the Stockholders' Agreement) holding at least 66.67% of the shares of capital stock of the Company owned by all of the Signing Stockholders (and any permitted transferees) at such time.

         Also pursuant to the Stockholders' Agreement, the Signing Stockholders agreed to vote their shares of capital stock of the Company in a manner necessary to approve the Carmike Cinemas, Inc. 2002 Stock Plan at an annual or special meeting of the Company's stockholders held within twelve months of the Effective Date, and to support affirmative action with respect to and, if presented for vote before the Company's stockholders, to vote for the Employment Agreement between the Company and Michael W. Patrick as CEO.

         In addition, the Signing Stockholders agreed that for twenty-five months commencing on the Effective Date, they will not, directly or indirectly, sell, offer to sell, grant any option to purchase or otherwise transfer or dispose of any interest in the capital stock of the Company other than (a) pursuant to an Extraordinary Transaction (as defined therein) such as the sale of all or substantially all of the assets of the Company or a sale, merger, consolidation or other transaction as a result of which the holders of the voting stock of the Company immediately prior to such transaction would hold less than 50% of the outstanding voting rights of the successor entity; (b) to a parent company of the Signing Stockholder; (c) to a wholly owned subsidiary of the Signing Stockholder or a wholly owned subsidiary of the parent company of the Signing Stockholder; or (d) in the case of an individual Signing Stockholder, to a family member;

provided, that with respect to each of the foregoing (b), (c) and (d), the transferee agrees to become bound by the terms and conditions of the Stockholders' Agreement.

         Further pursuant to a registration rights agreement, dated as of January 31, 2002, among the Company and the Signing Stockholders (the "Registration Rights Agreement"), subject to certain exceptions, holders of restricted shares of Common Stock (the "Registrable Securities") who are signatories to the Registration Rights Agreement ("Holders") have the right to require the Company to register under the Securities Act of 1933, as amended, all or a part of the Registrable Securities held by such requesting Holders, provided that the number of shares sought to be included in such registration equals or exceeds, in the aggregate, 10% or more of the shares of Common Stock then issued and outstanding (calculated on a fully diluted basis). Holders are entitled to an unlimited number of such demand registrations provided that the 10% requirement described in the foregoing sentence can be satisfied. In addition, subject to certain exceptions, Holders have the right to demand (an unlimited number of times) inclusion of Registrable Securities that such Holders beneficially own in registrations by the Company of securities either for its own account or the account of a selling security holder.

         Carmike believes the motion picture exhibition industry has stabilized during the last eighteen months. All of the major exhibitors have experienced some form of financial restructuring, capitalization change or downsizing. The explosive growth of new theatre construction has slowed and numerous screens have been taken out of the marketplace. Carmike's business plan and operations strategy will center on slow focused growth through very selective theatre construction, the addition of screens in markets where we already have a theatre and the continuation of cost controls and inventory management that will ensure maximum cash flow from operations. Additionally, the Company will focus on the reduction of debt through required periodic amortization, sales of surplus real estate and operating cash.

CRITICAL ACCOUNTING POLICIES

         Carmike's Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations discusses Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. On an on-going basis, management evaluates its estimates and judgements, including those related to impairment of long-lived assets including goodwill, leasing transactions, depreciation of property and equipment, income taxes and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

         Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

         Bankruptcy Matters

         In connection with the Chapter 11 Cases, the Company is required to report in accordance with Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the company in the Consolidated Statement of Operations.

         As debtors-in-possession, the Debtors had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during the Chapter 11 Cases. Any damages resulting from rejection of executory contracts or unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, the Debtors received approval from the Bankruptcy Court to reject theatre lease relating to 136 theatre locations of the Debtors. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing for any rejected contracts, and no provisions have yet been made for these items.

         See Note 2 of Notes to Consolidated Financial Statements for additional information regarding proceedings under Chapter 11.

         Property and Equipment

         Property and equipment are carried at cost. Assets held for disposal are reported at the lower of the asset's carrying amount or its fair value less costs to sell. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying consolidated statements of operations. The Company uses accelerated methods of depreciation for income tax purposes. For financial reporting purposes, depreciation is computed on a straight-line basis as follows:

            Building and improvements                 20-30 years
            Leasehold improvements                    15-30 years
            Leasehold interests                       15-30 years
            Equipment                                  5-15 years

         Impairment of Long Lived Assets, including Goodwill

         The Company accounts for its long-lived assets in accordance with the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). The Company reviews its long-lived assets including goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres. The Company considers a trend of operating results that are not in line with management's expectations to be its primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from the

Company's own expansion. For purposes of SFAS No. 121, assets are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including estimated disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

         See "Assets Impairments" following for additional information regarding the effects on the 2001, 2000 and 1999 consolidated financial statement.

         Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. In general, SFAS No. 142 requires that during 2002 the Company assess the fair value of the net assets underlying our acquisition related goodwill on a business by business basis. Where that fair value is less than the related carrying value, Carmike will be required to reduce the amount of the goodwill. These reductions will be made retroactive to January 1, 2002. SFAS No. 142 also requires that Carmike discontinue the amortization of its acquisition related goodwill.

         As of December 31, 2001, the Company's financial statements included acquisition related goodwill of $23.4 million , net of previous amortization. Although the process of implementing SFAS No. 142 will take several more months, Carmike preliminarily believes that the adoption will not have a significant effect on the its results of operations or financial position except the reduction of amortization expenses of approximately $1.5 million in 2002.

         Leases

         The Company has various non-cancelable operating lease agreements. The theatre leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Moreover, certain leases also include contingent rental fee based on a percentage of sales. The Company, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 15-20 years. For financial statement purposes, the total amount of base rentals over the term of the leases is charged to expense on the straight-line method over the lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability.

         Income Taxes

         The Company uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities, measured by enacted tax rates.

         The Company established a valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes that benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

ASSET IMPAIRMENTS AND RESTRUCTURING CHARGE

         Asset Impairments

         The opening of large multiplexes and theatres with stadium seating by Carmike and certain of its competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including theatres operated by Carmike. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. As previously stated, Carmike accounts for its long-lived assets in accordance with SFAS No. 121. Carmike reviews for impairment of long-lived assets and goodwill related to those assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Carmike also periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres.

         In the fourth quarter of 2001, 2000 and 1999, the Company identified impairments of asset values for certain theatres and a joint venture investment in three movie theatre-entertainment complexes. As a result, the Company recognized a non-cash impairment charge of approximately $132.2 million, $21.2 million and $33.0 million, respectively, in the fourth quarters of 2001, 2000 and 1999. These impairment charges reduce the carrying value of approximately 287 theatres with 2,126 screens for 2001, approximately 18 theatres with 130 screens for 2000 and approximately 82 theatres with 432 screens for 1999. The impairment charges additionally reduce the carrying value of a joint venture which operated three movie theatre-entertainment complexes and equipment removed from theatres that were closed or rejected during the Chapter 11 Cases. The impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed or rejected theatres. Additionally, in 2001 the Company included the equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory.

         During the course of the Chapter 11 proceedings the Company had the opportunity to reject leases on unprofitable leased theatres, to reassess the longer term value in keeping some of its owned theatres operating and to remove and store equipment taken from leased and owned theatres. During the fourth quarter of 2001 the Company had sufficient information to assess the impact of lease rejections, the closure of owned theatres, the future viability of our entertainment centers and the effect of surplus equipment. As a result of these reviews, in the fourth quarter of 2001, Carmike identified impairment of asset values for 287 theatres and 2,126 screens (the "2001 Impairment Charge"). The 2001 Impairment Charge was significant and included a provision for the total impairment of carrying value on 112 of the 136 leased theatres that were rejected during the Chapter 11 Cases, the impairment of our two entertainment centers, the impairment of equipment removed from leased and owned theatres and the inclusion of equipment in the valuation analysis for the theatres remaining in the Company's portfolio. The Company has recognized impairment charges of $132.2 million (approximately $(11.65) per diluted share). These impairment charges reduced the carrying value of property and equipment by $148.6 million (cost of $214.2 million less accumulated depreciation and amortization of $86.5 million) and goodwill by approximately $20.9 million. Included in reorganization costs is $16.4 million for impairment charges on rejected theatres.

         Subsequent to the Petition Date, the Company identified certain owned theatres and other leased theatres which had not yet been rejected but had indicators of impairments. These theatres have been identified as impaired as a result of decreased cash flows due to new competition in their markets or management's plans relative to future operations. The Company has recognized impairment charges of approximately $21.2 million (approximately $1.87 per diluted share) for 18 theatres with 130 screens (the "2000 Impairment Charge"). These impairment charges (the 2000 Impairment Charge plus impairment charges related to reorganization - see Note 2--Proceedings Under Chapter 11) reduced the carrying value of property and equipment by $24.2 million (costs of $34.4 million less accumulated depreciation and amortization of $10.2 million) and goodwill by approximately $2.0 million.

         In the fourth quarter of 1999, Carmike identified impairments of asset values for 82 theatres with 432 screens (the "1999 Impairment Charge"). The 82 theatres included a further impairment of 29 theatres that were included in previous impairment charges. The 1999 Impairment Charge totaled approximately $28 million (approximately $17 million after income taxes or $1.50 per diluted share). This charge reduced the carrying value of property and equipment by approximately $22 million (costs of approximately $35 million less accumulated depreciation and amortization of approximately $13 million) and goodwill by approximately $6 million.

         During the fourth quarter of 1999, Carmike also identified an investment in a joint venture as permanently impaired based on the joint venture's estimate of future cash flows. The 50% owned joint venture is managed by Carmike under a management agreement and the Company prepares the joint venture's cash flow estimates. The joint venture operated three movie theatre/entertainment complexes, which have closed as of December 31, 2000. The impairment charge of approximately $5 million (approximately $3 million after income taxes or $.30 per diluted share) (together with the 1999 Impairment Charge, collectively, the "1999 Impairment Charges") represents our pro-rata portion of the joint-venture's impairment.

         The 2001 Impairment Charge was primarily attributed to the rejection of leases during the reorganization process, the decrease in value in our entertainment centers, surplus equipment, the decrease in the fair market values of owned property and inability to improve a marginal theatre's operating results to a level that would support the carrying value of the long-lived assets. The 2000 Impairment Charge and the 1999 Impairment Charges were primarily caused by reductions in estimated theatre cash flows due to (i) the impact of new or increased competition on certain older, auditorium-style theatres, (ii) negative evaluation of the operating results produced from theatres previously converted to Discount Theatres or (iii) inability to improve a marginal theatre/entertainment center's operating results to a level that would support the carrying value of the long-lived assets.

         As a result of the reduced carrying amount of the impaired assets due to the 2001, 2000 and 1999 Impairment Charges, depreciation and amortization expense for 2001, 2000 and 1999 was reduced by approximately $9.8 million, $9.2 million and $6.7 million, respectively (2001 - approximately $9.8 million after income taxes or $.86 per diluted share; 2000 - approximately $9.2 million after income taxes or $.81 per diluted share; and 1999 - approximately $4.2 million after income taxes or $.37 per diluted share;). Depreciation and amortization for 2002 will be reduced by approximately $18 million as a result of the impairment charges. There can be no assurance that Carmike will not take additional charges in the future related to the impairment of assets.

         As a result of the Chapter 11 Cases, the Company has delayed its plans to expand existing theatres using equipment that is held by the Company. Also, the Company has significant amounts of equipment available for removal or already removed from the theatres closed due to lease rejections. The future fair value of this equipment (net book value of approximately $2.7 million at December 31, 2001) will be largely determined by the Company's ability to build new theatres or retrofit and expand existing theatres in the future. The future use of this equipment, and, therefore an estimate of its future value, has been considered in the impairment charge for 2001.

         Carmike has approximately $23.4 million of goodwill recorded at December 31, 2001. The goodwill values arose from acquisitions made by Carmike during the period from 1982 through 1997 and are amortized on a straight-line basis over a forty year life. Carmike evaluates goodwill for impairment in accordance with the requirements of SFAS No. 121. The unimpaired goodwill at December 31, 2001 was evaluated by Carmike based on estimated theatre and market level cash flows (see Note 4 of Notes to Consolidated Financial Statements) and Carmike believes that the assigned life of goodwill is appropriate.

         The 2001 Impairment Charge, the 2000 Impairment Charges and the 1999 Impairment Charge are reflected as operating expenses in Carmike's Consolidated Financial Statements.

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

         The theatres remaining under this restructuring charge were rejected during the Chapter 11 proceedings. The remaining restructuring reserve will be evaluated on the Effective Date of the Company's exit from the Chapter 11 Cases.

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated the percentage of total revenues represented by certain items reflected in Carmike's Consolidated Statements of Operations:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                  1997        1998        1999(1)       2000         2001
                                                                 ------      ------      --------      ------       ------
Revenues:
   Admissions ..............................................       69.6%       68.6%        69.0%        68.2%        68.2%
   Concessions and other ...................................       30.4        31.4         31.0         31.8         31.8
                                                                 ------      ------       ------       ------       ------
     Total revenues ........................................      100.0       100.0        100.0        100.0        100.0
Costs and expenses:
   Film exhibition costs (2) ...............................       37.0        36.9         37.3         40.1         37.5
   Concession costs ........................................        4.0         4.1          3.9          4.5          4.4
   Other theatre operating costs ...........................       38.2        39.0         39.2         42.2         39.9
   General and administrative ..............................        1.4         1.5          1.5          1.5          1.9
   Depreciation and amortization ...........................        7.3         7.8          8.4          9.3          9.2
   Impairment of long-lived assets .........................         --         8.0          6.8          4.6         28.9
   Restructuring charge ....................................         --         7.2          (.5)          --           --
                                                                 ------      ------       ------       ------       ------
                                                                   87.9       104.5         96.6        102.2        121.8
                                                                 ------      ------       ------       ------       ------
     Operating income (loss) ...............................       12.1        (4.5)         3.4         (2.2)       (21.8)
Interest expense ...........................................        5.0         5.6          7.6          6.7          1.3
                                                                 ------      ------       ------       ------       ------
Income (loss) before reorganization costs,
   income taxes and extraordinary items ....................        7.1       (10.1)        (4.2)        (8.9)       (23.1)
Reorganization costs .......................................         --          --           --          1.5          4.3
                                                                 ------      ------       ------       ------       ------
Income (loss) before income taxes and
extraordinary item .........................................        7.1       (10.1)        (4.2)       (10.4)       (27.4)
Income tax expense (benefit) ...............................        2.7        (3.8)        (1.6)         5.5           --
                                                                 ------      ------       ------       ------       ------
Net income (loss) before
   extraordinary item ......................................        4.4%       (6.3)%       (2.6)%      (15.9)%      (27.4%
                                                                 ======      ======       ======       ======       ======
Other information:
Film exhibition costs as % of
   admissions revenue (2) ..................................       53.1%       53.8%        54.0%        58.7%        54.9%
Concession costs as a % of
   concession revenue ......................................       14.4%       14.3%        14.0%        15.6%        14.8%

(1)       Excludes extraordinary items for loss on debt refinancing.

(2) Film exhibition costs include advertising expenses net of co-op reimbursements.

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Total revenues for the year ended December 31, 2001 decreased to $457 million from $462 million. This decrease is primarily due to the reduction of screens in the circuit partially offset by the increase in attendance per screen. The decrease in screens is due to the rejection and closure of non-profitable leased theatres as part of the Company's filing for Chapter 11 protection. Attendance per average screen was 27,083 for 2001 compared to 25,654 for 2000. Revenue per average screen was $191,513 for 2001 compared to $174,914 for 2000. Average admission prices increased 3.9% to $4.83 for 2001 compared to $4.65 the previous year with the average concessions sale per patron increasing 6.1% to $2.10 for 2001 from $1.98 for 2000.

         Cost of theatre operations (film exhibition costs, concession costs and other theatre operating costs) decreased 7.0% to $373 million from $401 million due (i) to decreased film rent as a result of films that did play for an extended period of time, which provides lower percentage payments to the distributors, (ii) reduced lease costs due to theatres closed in 2001 and (iii) decreased operating costs due to closed theatres. As a percentage of revenue, cost of theatre operations decreased from 86.8% of total revenues in 2000 to 81.6% of total revenues in 2001.

         General and administrative costs were $8.8 million for 2001 and $6.9 million for 2000. As a percentage of total revenues, general and administrative costs were 1.9% in 2001 and 1.5% in 2000.

         Depreciation and amortization decreased 2.3% to $42 million from $43 million as a result of reduced screens in operation. The 2001 and 2000 Impairment Charges reduced the values of property and equipment and goodwill. These adjustments to cost reduced the amount of depreciation and amortization recognized during 2001 by approximately $9.8 million.

         Interest expense for the year ended December 31, 2001 decreased 80.7% to $6 million from $31 million for the year ended December 31, 2000. The Company ceased recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 in accordance with the requirements of SOP 90-7.

         The Company recognized no income tax expense or benefit in 2001 as compared to tax expense of approximately $26 million in 2000 as a result of being in a loss carryforward position in 2001 for income tax purposes.

         Reorganization costs of $19.6 million have been incurred during 2001 and include $8.2 million of professional fees and $16.4 million of asset impairments directly related to actions taken under the Chapter 11 Cases including, among other things, lease rejections. These costs have been offset by $3.0 million of interest income and gains on asset sales subsequent to the Petition Date.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenues for the year ended December 31, 2000 decreased to $462 million from $487 million. This decrease is due primarily to a decrease in attendance of 9% partially offset by an increase in total dollars spent per patron. The decrease in attendance was partially due to the uncertainty created in the Company's filing for Chapter 11 protection and less than anticipated acceptance of film product. When Carmike filed for Chapter 11 protection, numerous business interruptions were encountered, including: the loss of newspaper advertisements, utility cut-offs, loss of film, employee resignations and supplier cut-offs, that all had an effect on decreasing attendance. Attendance per average screen was 25,654 for 2000 compared to 26,614 for 1999. Revenue per average screen was $174,914 for 2000 compared to $173,902 for 1999. Average admission prices increased 3.1% to $4.65 for 2000 compared to $4.51 the previous year with the average concessions sale per patron increasing 7.6% to $1.98 for 2000 from $1.84 for 1999.

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

         Interest expense for the year ended December 31, 2000 decreased 16.2% to $31 million from $37 million for the year ended December 31, 1999. The Company ceased recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 in accordance with the requirements of Statement of Position 90-7 "Financial Reporting by Entities In Reorganization under the Bankruptcy Code" ("SOP 90-7").

         Income tax expense of $26 million was recorded in 2000 versus an income tax benefit of $7.8 million recognized in 1999. In periods prior to June 30, 2000, the Company has recognized deferred income tax assets based on its ability to implement certain tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to offset deductible temporary differences. These tax planning strategies primarily involved the Company's ability to sell property to generate taxable gains. As a result of (i) the Chapter 11 Cases and the Company's default on its Bank Facilities, (ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale/leaseback transactions, the

Company no longer had the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. As a result the Company recorded a valuation allowance of $41 million during 2000.

         Reorganization costs of $7 million were incurred since the Petition Date and include $4 million of professional fees and $5 million of asset impairments directly related to actions taken under the Chapter 11 Cases including, among other things, lease rejections. These costs were offset by $2 million of interest income and gain on asset sales subsequent to the Petition Date.

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

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS

         Carmike is exposed to various market risks. Prior to the Petition Date, these exposures primarily related to changes in interest rates. Substantially all of the Company's interest was suspended during the bankruptcy. Since the Effective Date, the Company has begun to pay interest and is again subject to the market risk related to changes in interest rates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Carmike adopted Statement No. 133 effective January 1, 2001. The Statement requires Carmike to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 did not have a significant effect on the Company's results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations ("SFAS No. 141"), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001. During 2001 the Company did not transact any business combinations. Therefore, the adoption of SFAS No. 141 had no significant effects on the Company's results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company will adopt the standard on January 1, 2002. The Company expects the adoption of SFAS No. 142 will result in the reduction of amortization expense of approximately $1.5 million in 2002.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The Company will adopt the standard on January 1, 2002. The Company does not expect the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company's revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating "float" which partially finances its operations. The Company had working capital of $54.7 million as of December 31, 2001, compared to working capital of $27.1 million at December 31, 2000. The improved working capital recorded as of December 31, 2001 reflects the improvement in cash flow from operations. At December 31, 2001, the Company had approximately $94.2 million in cash and cash equivalents on hand. Substantially all of which was used to repay pre-petition liabilities in connection with the Effective Date. As of March 22, 2002, the Company had approximately $25 million in cash and cash equivalents on hand.

         Carmike's capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During 2001, such capital expenditures totaled $9.2 million. In connection with the Revolving Credit Agreement, the Company will be limited to capital expenditures, as defined, of $20 million in 2002 and $15 million in each of the next four years.

         Cash provided by operating activities was $49.4 million for the twelve-months ended December 31, 2001, compared to cash provided by operating activities of $25.4 million for the twelve-months ended December 31, 2000. The increase in cash flow from operating activities was primarily due to the decrease in net loss as a result of non-cash impairment charges. Net cash used in investing activities was $1.0 million for the year ended December 31, 2001 as compared to $15.6 million in the prior year. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from sales of long-term assets. For the year ended December 31, 2001 cash used in financing activities was $6.8 million compared to cash provided by financing activities of $47.0 million for the previous year. The decrease was primarily due to reduced borrowings under the Old Revolving Credit Facility.

         The Company's liquidity needs are funded by operating cash flow, sales of surplus assets, availability under the Revolving Credit Agreement and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season or summer months. This seasonal positioning of film product makes the Company's needs for cash vary significantly from period to period. Additionally, the ultimate performance of the film product, any time during the calendar year, will have the most dramatic impact on the Company's cash needs.

         The Company's ability to service its indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under the Revolving Credit Agreement will be adequate to meet our liquidity needs.

         The Company cannot make assurances, however, that its business will continue to generate significant cash flow to fund its liquidity needs. We are dependent to a large degree on the public's acceptance of the films released by the studios. We are also subject to a high degree of competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. The Company cannot make assurances that it will be able to refinance any of its indebtedness or raise additional capital through other means, on commercially reasonable terms or at all.

Contractual Obligations

                                                                     PAYMENTS DUE BY PERIOD
                                                  One Year
                                                   or Less      2-3 Years      4-5 Years     After 5 Years     Total
                                                 ----------------------------------------------------------------------
Term Loan -New Bank Debt (1)                     $   20,000     $   55,000     $   60,000     $   96,130     $  231,130
Revolving Credit Agreement (2)                          -0-            -0-         50,000            -0-         50,000
New Senior Subordinated Notes (3)                       -0-            -0-            -0-        154,315        154,315
General unsecured creditors (4)                       5,000         10,000         10,000         15,000         40,000
Industrial Revenue Bond                                 522          1,043            739            -0-          2,304
Capital Lease Obligations (5)                         6,600         13,373         13,388         84,509        117,870
Operating Leases (5)                                 40,608         76,458         71,153        365,707        553,926
                                                 ----------------------------------------------------------------------
Total Contractual Cash Obligations               $   72,730     $  155,874     $  205,280     $  715,661     $1,149,545
                                                 ======================================================================

(1) Term Loan has required semi-annual principal payments each June 30 and December 31 through June 30, 2006. The remaining principal balance outstanding matures on January 15, 2007.

(2) The Revolving Credit Agreement has a maturity date of October 31, 2006. This presentation assumes the full $50 million commitment is outstanding and payable.

(3)       The maturity date for the New Senior Subordinated Notes is February 1,
          2009.

(4) General unsecured creditors in the Chapter 11 Cases are due semi-annual payments of $2.5 million plus interest with a maturity of January 31, 2007.

(5) Includes obligations for theatres the Company had not closed or rejected at December 31, 2001.

         Professional fees have averaged approximately $712,000 per month from the Petition Date through December 31, 2001. Carmike will continue to incur significant professional fees during the remainder of the Chapter 11 Cases.

FINANCIAL COVENANT COMPLIANCE

         Both before and after the commencement of the Chapter 11 Cases, Carmike has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to reduction of new movie theatre development, curtailment of renovation and expansion of existing theatres, increased management control over expenditures, aggressive marketing of surplus assets and evaluations of capital sources and debt restructurings.

         The Company has been incurring and will continue to incur significant professional fees and other restructuring costs. The Company anticipates that it may incur additional impairments of long-lived assets in connection with the Chapter 11 Cases and the ongoing restructuring of its business operations during fiscal year 2002.

         Carmike's credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit capital expenses, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows.

         To secure the New Master Lease, Carmike granted MoviePlex an express contract lien, in addition to MoviePlex's statutory lien as landlord, on and a security interest in all equipment, inventory, fixtures and other personal property which is located on the leased premises or used in connection therewith and upon all proceeds thereof.

         In the Event of Default (as defined below) by Carmike, MoviePlex has the immediate option to terminate the New Master Lease and all rights of Carmike thereunder and may then recover from Carmike: (a) the worth at the time of award of any unpaid rent which had been earned at the time of such termination; plus
(b) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rent loss which could have been reasonably avoided (as liquidated damages); plus (c) the worth at the time of award of the amount by which the unpaid rent for the balance of the New Master Lease term after the time of award exceeds the amount of such rent loss which could be reasonably avoided (as liquidated damages); plus (d) at MoviePlex's election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time under applicable law. A "Default" under the New Master Lease includes Carmike's failure to pay rent or perform under certain conditions, Carmike's being adjudged bankrupt or the judicial seizure of its assets, or the occurrence of a Change of Control of Carmike. Under the New Master Lease, a "Change of Control" is any event, transaction or occurrence as a result of which (i) the stockholders of Carmike cease to own and control all of the economic and voting rights associated with ownership of at least 30% of the outstanding capital stock of all classes of Carmike on a fully diluted basis, or Carmike ceases to own and control all of the economic and voting rights associated with all of the outstanding capital stock of any of its Debtor subsidiaries

(except that a particular qualified buyer transaction is not a Change of Control under the New Master Lease).

         The New Master Lease has been collaterally assigned, like the Original Master Lease was, to Wachovia Bank, N.A., in its capacity as Agent under the Reimbursement Agreement dated as of November 20, 1997, as amended, among MoviePlex, certain lenders (the "MoviePlex Lenders") and Wachovia Bank, as Agent pursuant to a Mortgage and an Assignment of Rents as to each of six properties, to secure MoviePlex's obligations to such MoviePlex Lenders under the Reimbursement Agreement. At the end of the New Master Lease term, or if the lease is terminated by reason of default by Carmike, the furniture, fixtures and equipment located in the theatres will become the property of the MoviePlex Lenders. In addition, the MoviePlex Lenders have released their liens on the Debtors' other assets that secured the MoviePlex obligations.

         If a default or Event of Default (as defined below) under the Revolving Credit Agreement occurs and is continuing, then the Agent may (and at the request of the requisite lenders shall) suspend the Revolving Credit Agreement with respect to additional advances and/or the incurrence of additional letter of credit obligations and may increase the interest rate applicable to the loans and the letter of credit fees to the Default Rate (i.e., two percentage points above the otherwise applicable rate). If an Event of Default under the Revolving Credit Agreement occurs and is continuing, the Agent may (and at the request of the requisite lenders shall) terminate the revolving loan facility with respect to further advances or the incurrence of further letter of credit obligations and may declare all or any portion of the obligations due and payable and require that the letter of credit obligations be cash collateralized (except that no declaration of such is required if any Borrower or Debtor Subsidiary becomes subject to a bankruptcy proceeding). "Events of Default" under the Revolving Credit Agreement include, among other events and subject to any conditions set forth in the Revolving Credit Agreement: (a) a Borrower's failure to pay principal or interest on the loans or other obligations when due and payable or failure to reimburse Agent's expenses; (b) any credit party's or Borrower's failure to perform or observe certain covenants, such as the Borrowers' using the proceeds of the revolving loan and swing line advances solely for refinancing the bank debt under the Post-Confirmation Credit Agreement; (c) a credit party's breach or default with respect to the Indenture or the Post-Confirmation Credit Agreement; or (d) the occurrence of a Change of Control. A "Change of Control" under the Revolving Credit Agreement is similar to such an event under the New Master Lease.

         If an Event of Default under the Post-Confirmation Credit Agreement occurs and is continuing, then, if requested by the required lenders, the Administrative Agent shall terminate the commitments and declare the notes and all amounts payable under the Post-Confirmation Credit Agreement due (except that no declaration of such is required if Carmike or any of its subsidiaries becomes subject to a bankruptcy proceeding). "Events of Default" under the Post-Confirmation Credit Agreement include, among other events and subject to any conditions in the Post-Confirmation Credit Agreement: (a) Carmike's failure to pay principal or interest on the Loans or when due and payable or failure to pay certain expenses; (b) Carmike's failure to perform or observe certain covenants, such as compliance with certain funded debt to EBITDA and interest coverage ratios; or (c) the occurrence of a Change of Control. A "Change of Control" under the Post-Confirmation Credit Agreement is similar to such an event under the New Master Lease.

         If an Event of Default under the Indenture occurs and is continuing, then the Trustee or the holders of at least 25% in principal amount of the then outstanding New Senior Subordinated Notes may declare all the New Senior Subordinated Notes to be due and payable immediately. "Events of Default" under the Indenture include, among other events and subject to any conditions in the
Indenture: (a) the Company's failure to pay principal, interest or premium when due on the New Senior Subordinated Notes, (b) Carmike's or any of certain subsidiaries' failure to comply with the restrictions concerning certain payments, incurrence of certain indebtedness and issuance of preferred stock, offer to repurchase the New Senior Subordinated Notes upon a change of control, assets sales, limitations on dividend and other payment restrictions affecting subsidiaries, and merger, consolidation, sale of assets contained in the Indenture, or (c) Carmike's default under the Plan Trade Payable (as defined in the Indenture) or any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced certain Indebtedness (as defined in the Indenture) for money borrowed by Carmike or any of certain subsidiaries, which default (A) is caused by a failure to pay principal of, or interest or premium, if any, on such Plan Trade Payables or Indebtedness prior to the expiration of the grace period, if any on the date of such default (a "Payment Default") or (B) results in the acceleration of such Indebtedness prior to the express maturity thereof and, in each case, the principal amount of such Plan Trade Payables or Indebtedness, together with the principal amount of any other Plan Trade Payables or such Indebtedness which has so had a Payment Default or the maturity of which has been so accelerated, aggregates $20.0 million or more.

RELATED PARTY TRANSACTIONS

         Carmike has an aircraft lease agreement dated July 1, 1983, with C.L.P. Equipment, a sole proprietorship of which C.L. Patrick is the owner, pursuant to which Carmike paid $190,522 in the year ended December 31, 2001. Carmike believes that this transaction is on terms no less favorable to Carmike than terms available from unaffiliated parties in arm's-length transactions.

         F. Lee Champion, III, Senior Vice President, General Counsel, Secretary and a director of Carmike until December 31, 2001, owns 20% of Military Services, Inc., a subsidiary of Carmike. Mr. Champion provides outside legal services for the Company and is compensated on terms no less favorable to Carmike than terms available from unaffiliated parties in arm's-length transactions. Carl E. Sanders, a director of Carmike until April 9, 2001, is Chairman of Troutman Sanders LLP, Atlanta, Georgia, which provided legal services to Carmike during 2001 and is providing legal services to Carmike during 2002.

         Elizabeth C. Fascitelli and Richard A. Friedman are managing directors of Goldman Sachs. Goldman Sachs and its subsidiaries have provided investment banking and related financial services to Carmike during 2001 and are expected to provide similar services to Carmike in 2002. Ms. Fascitelli and Mr. Friedman initially were elected as directors of Carmike pursuant to a Stock Purchase Agreement dated November 22, 1998 relating to the sale of the Series A Preferred Stock, pursuant to which certain affiliates of Goldman Sachs purchased an aggregate of 550,000 shares of the Series A Preferred Stock for an aggregate purchase price of $55.0 million. The holders of the Series A Preferred Stock received 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock on January 31, 2002 provided for in the Plan, and Ms. Fascitelli and Mr. Friedman have been designated by GS Capital Partners, III pursuant to the Stockholders' Agreement to be a member of the Board of Directors of the Company. See Part II, Item 7 of this Form 10-K Report under the caption "Chapter 11 Cases".

         On February 3, 1999, Carmike sold $200 million in principal amount of Original Senior Subordinated Notes, of which $140 million in principal amount was purchased by Goldman Sachs. Certain claims regarding these notes were exchanged in the Chapter 11 Cases for the New Senior Subordinated Notes. In addition, on February 25, 1999, Carmike entered into a $75 million Term Loan B for which Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, was a lead arranger and syndication agent.

         As discussed in "Chapter 11 Cases" above, certain holders of $45,685,000 in aggregate principal amount of the Original Senior Subordinated Notes received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock provided for in the Plan. Each holder that exchanged such notes for shares of reorganized Carmike Common Stock received 886,667 shares of reorganized Carmike Common Stock. These holders include: (a) TJT (B) (Bermuda) Investment Company Ltd., a Bermuda company wholly owned by TJT
(B), of which Carmike director John W. Jordan, II is the sole trustee, (b) Carmike director David W. Zalaznick and his wife Barbara Zalaznick, as joint tenants, and (c) Leucadia National Corporation, of which Carmike director Ian M. Cumming is also a director and Chairman.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management and Market Sensitive Instruments."

         Interest paid on the Company's debt is largely subject to changes in interest rates in the market. The Revolving Credit Agreement and the New Bank Debt are based on a structure that is priced over an index or LIBOR rate option.

         A substantial number of the Company's theatre leases are off-balance sheet as required by Generally Accepted Accounting Principles for Operating Leases. The cash commitments required for these leases have been included in the contractual obligations schedule included in Part II, Item 7 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements for the years ended December 31, 2001 and 2000

     Report of Ernst & Young LLP, Independent Auditors.........................   F-1
     Consolidated Balance Sheets...............................................   F-2
     Consolidated Statements of Operations.....................................   F-4
     Consolidated Statements of Cash Flows.....................................   F-5
     Consolidated Statements of Shareholders' Equity...........................   F-6
     Notes to Consolidated Financial Statements................................   F-8

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Carmike Cinemas, Inc. (Debtor-In-Possession)


We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (a debtor-in-possession as of August 8, 2000) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmike Cinemas, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/ Ernst & Young LLP


Atlanta, Georgia
March 27, 2002

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                         DECEMBER 31,
                                                                   2001               2000
                                                                ---------           ---------
ASSETS
Current assets:
   Cash and cash equivalents                                    $  94,187           $  52,522
   Accounts and notes receivable                                      692               1,627
   Inventories                                                      3,072               4,029
   Recoverable construction allowances                              8,175              13,392
   Prepaid expenses                                                 5,140               7,109
                                                                ---------           ---------
Total current assets                                              111,266              78,679

Other assets:
   Investments in and advances to partnerships                      7,095               8,747
   Other (including restricted cash of $13,185 in 2001
     and $3,500 in 2000)                                           15,984               6,702
                                                                ---------           ---------
                                                                   23,079              15,449
 Property and equipment
   Land                                                            58,707              67,041
   Buildings and improvements                                     146,728             200,898
   Leasehold improvements                                         218,352             277,322
   Leasehold interest                                               5,841              15,429
   Equipment                                                      179,619             255,931
                                                                ---------           ---------
                                                                  609,247             816,621
 Accumulated depreciation and amortization                       (149,154)           (195,456)
                                                                ---------           ---------
                                                                  460,093             621,165
Goodwill, net of accumulated amortization                          23,354              45,991
                                                                ---------           ---------

Total assets                                                    $ 617,792           $ 761,284
                                                                =========           =========

                                                                                   DECEMBER 31,
                                                                             2001                2000
                                                                           ---------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $  22,291           $  19,098
   Accrued expenses                                                           32,028              29,903
   Current maturities of long-term indebtedness and
     capital lease obligations                                                 2,289               2,569
                                                                           ---------           ---------
Total current liabilities                                                     56,608              51,570
Long-term liabilities:
   Long-term debt, less $1,418 and $1,724 in current
     maturities and $444,806 and $455,239 classified as
     subject to compromise at December 31, 2001 and 2000                         -0-                 -0-
   Capital lease obligations, less current maturities and $3,120 and $2,364 classified as subject to compromise at December
     31, 2001 and 2000                                                        47,423              49,430
   Restructuring reserve, less $24,668 and $24,683 classified as
     subject to compromise at December 31, 2001 and 2000                         -0-                 -0-
   Deferred income taxes                                                       1,927               1,927
                                                                           ---------           ---------
                                                                              49,350              51,357

Liabilities subject to compromise                                            508,100             529,236

Commitments and Contingencies

Shareholders' equity:
   5.5% Series A Senior Cumulative
     Exchangeable Preferred Stock, $1.00 par value,
     Authorized 1,000,000 shares, issued and
     outstanding 550,000 shares, respectively;
     involuntary liquidation value of $55,000                                    550                 550
   Class A Common Stock, $.03 par value, one vote per
     share, authorized 22,500,000 shares, issued and
     outstanding 10,018,287 shares, respectively                                 301                 301
   Class B Common Stock, $.03 par value, ten votes per
     share, authorized 5,000,000 shares, issued and
     outstanding 1,370,700 shares, respectively                                   41                  41
   Treasury Stock, at cost, 44,800 shares, respectively                         (441)               (441)
   Paid-in capital                                                           158,772             158,772
   Retained earnings (deficit)                                              (155,489)            (30,102)
                                                                           ---------           ---------
                                                                               3,734             129,121
                                                                           ---------           ---------
Total liabilities and shareholders' equity                                 $ 617,792           $ 761,284
                                                                           =========           =========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEARS ENDED DECEMBER 31,
                                                                   2001                 2000                1999
                                                                ----------           ----------           ----------
Revenues:
   Admissions                                                   $  311,818           $  315,395           $  335,980
   Concessions and other                                           145,132              146,902              150,945
                                                                ----------           ----------           ----------
                                                                   456,950              462,297              486,925
Costs and expenses:
  Film exhibition costs                                            171,207              185,195              181,504
  Concession costs                                                  20,184               20,964               19,046
  Other theatre operating costs                                    182,054              194,789              191,063
  General and administrative expenses                                8,846                6,889                7,316
  Depreciation and amortization expenses                            42,153               43,174               41,146
  Impairment charge                                                132,207               21,250               32,993
  Change in estimated restructuring costs                              -0-                  -0-               (2,671)
                                                                ----------           ----------           ----------
                                                                   556,651              472,261              470,397
                                                                ----------           ----------           ----------
Operating income (loss)                                            (99,701)              (9,964)              16,528
   Interest expense (Contractual interest for both
   years ended December 31, 2001 and 2000 was $44,651)               6,138               31,009               36,853
                                                                ----------           ----------           ----------
   Net (loss) before reorganization costs,
     Income taxes and extraordinary item                          (105,839)             (40,973)             (20,325)
   Reorganization costs                                             19,548                7,042                  -0-
                                                                ----------           ----------           ----------
   Net (loss) before income taxes and
     extraordinary item                                           (125,387)             (48,015)             (20,325)
   Income tax (benefit)                                                -0-               25,548               (7,740)
                                                                ----------           ----------           ----------
   Net (loss) before extraordinary item                           (125,387)             (73,563)             (12,585)
   Extraordinary item (net of income taxes)                            -0-                  -0-               (6,291)
                                                                ----------           ----------           ----------
   Net (loss)                                                     (125,387)             (73,563)             (18,876)
   Preferred stock dividends                                           -0-               (1,513)              (3,025)
                                                                ----------           ----------           ----------
   Net (loss) available for common stock                        $ (125,387)          $  (75,076)          $  (21,901)
                                                                ==========           ==========           ==========
   Weighted average shares outstanding:
     Basic and diluted                                              11,344               11,344               11,375
                                                                ==========           ==========           ==========
   (Loss) per common share before extraordinary item:
     Basic and diluted                                          $   (11.05)          $    (6.62)          $    (1.37)
                                                                ==========           ==========           ==========
   (Loss) per common share:
     Basic and diluted                                          $   (11.05)          $    (6.62)          $    (1.93)
                                                                ==========           ==========           ==========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
(IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                           2001                  2000                 1999
                                                                       -----------           -----------           ----------
OPERATING ACTIVITIES
Net (loss)                                                             $  (125,387)          $   (73,563)          $  (18,876)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                          42,153                43,174               41,146
     Impairment charges                                                    132,207                26,134               32,993
     Restructuring charge                                                      -0-                  (755)              (2,671)
     Deferred income taxes                                                     -0-                22,965               (6,979)
     Non-cash reorganization items                                           9,064                   -0-                  -0-
     Recoverable income taxes                                                  -0-                 5,775               (5,775)
     Gain on sales of property and equipment                                   -0-                (3,018)              (2,765)
     Extraordinary charge                                                      -0-                 3,021               10,146
     Changes in operating assets and liabilities:
       Accounts and notes receivable and inventories                         3,544                    43                 (276)
       Prepaid expenses and other assets                                    (7,313)                3,148               (4,371)
       Accounts payable                                                      3,193                (6,642)              11,144
       Accrued expenses and other liabilities                               (8,040)                5,150                5,913
                                                                       -----------           -----------           ----------
Net cash provided by operating activities                                   49,421                25,432               59,629

INVESTING ACTIVITIES
Purchases of property and equipment                                         (9,191)              (44,948)            (140,480)
Proceeds from sales of property and equipment                                8,197                 4,473                5,069
Proceeds from sale/leaseback transaction                                       -0-                23,589                  -0-
Decrease (increase) in other                                                   -0-                 1,249                  372
                                                                       -----------           -----------           ----------
Net cash used in investing activities                                         (994)              (15,637)            (135,039)

FINANCING ACTIVITIES
Debt:
  Additional borrowings, net of debt issuance costs                            -0-               341,211            2,422,818
  Repayments (including prepayment penalties)                              (11,979)             (294,599)          (2,337,724)
Issuance of Preferred Stock                                                    -0-                   -0-                  -0-
Preferred stock dividends                                                      -0-                (1,513)              (3,025)
Issuance of Class A Common Stock                                               -0-                   -0-                  230
Repurchase of Class A Common Stock                                             -0-                   -0-                 (441)
Recoverable construction allowances under capital leases
                                                                             5,217                 1,867              (15,259)
                                                                       -----------           -----------           ----------
Net cash provided by (used in) financing activities                         (6,762)               46,966               66,599
                                                                       -----------           -----------           ----------
Increase (decrease) in cash and cash equivalents                            41,665                56,761               (8,811)
Cash and cash equivalents at beginning of year                              52,522                (4,239)               4,572
                                                                       -----------           -----------           ----------
Cash and cash equivalents at end of year                               $    94,187           $    52,522           $   (4,239)
                                                                       ===========           ===========           ==========

See accompanying notes

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

(IN THOUSANDS)


                                                           SERIES A SENIOR CUMULATIVE
                                                            CONVERTIBLE EXCHANGEABLE                    CLASS A
                                                                PREFERRED STOCK                      COMMON STOCK
                                                      --------------------------------------------------------------------
                                                           SHARES             AMOUNT           SHARES         AMOUNT
                                                      -----------------   -----------------  ------------   --------------
Balance at December 31, 1998                                     550          $      550          9,942      $      298
   Issuance of Class A Common Stock on
     exercise of stock options                                     -                   -             26               1
   Purchase of Treasury Stock                                      -                   -              -               -
   Dividends on Preferred Stock                                    -                   -              -               -
   Net loss                                                        -                   -              -               -
                                                      -----------------   -----------------  ------------   --------------
Balance at December 31, 1999                                     550           $     550          9,968       $      299
   Issuance of Class A Common Stock by Conversion of
     Class B Common Stock                                          -                   -             50               2
   Dividends on Preferred Stock                                    -                   -              -               -
   Net loss                                                        -                   -              -               -
                                                      -----------------   -----------------  ------------   --------------
Balance at December 31, 2000                                     550           $     550         10,018       $      301
   Issuance of Class A Common Stock on
     exercise of stock options                                     -                   -              -               -
   Purchase of Treasury Stock                                      -                   -              -               -
   Dividends on Preferred Stock                                    -                   -              -               -
   Net (loss)                                                      -                   -              -               -
                                                      -----------------   -----------------  ------------   --------------
Balance at December 31, 2001                                     550           $     550         10,018      $     301
                                                      =================   =================  ============   ==============
See accompanying notes.


           CLASS B
         COMMON STOCK                   TREASURY STOCK                PAID-IN            RETAINED
 SHARES           AMOUNT           SHARES          AMOUNT             CAPITAL             EARNINGS             TOTAL
--------------   --------------  -------------   ---------------  ------------------  -----------------   --------------
   1,421            $     43            -0-        $      -0-       $      158,543       $    66,875       $    226,309


   -                       -              -                 -                  229                 -                230
   -                       -            (45)             (441)                   -                 -               (441)
   -                       -              -                 -                    -            (3,025)            (3,025)
   -                       -              -                 -                    -           (18,876)           (18,876)
--------------   --------------  -------------   ---------------  ------------------  -----------------  ------------------
   1,421                  43            (45)             (441)             158,772            44,974            204,197


    (50)                  (2)             -                 -                    -                 -                  -

   -                       -              -                 -                    -            (1,513)            (1,513)
   -                       -              -                 -                    -           (73,563)           (73,563)
--------------   --------------  -------------   ---------------  ------------------  -----------------  ------------------
  1,371           $       41            (45)       $    (441)       $      158,772       $   (30,102)      $    129,121
   -                       -              -                 -                    -                 -                  -
   -                       -              -                 -                    -                 -                  -
   -                       -              -                 -                    -                 -                  -
   -                       -              -                 -                    -                 -                  -
   -                       -              -                 -                    -          (125,387)          (125,387)
--------------   --------------  -------------   ---------------  ------------------  -----------------  -----------------
  1,371            $      41            (45)       $     (441)      $      158,772       $  (155,489)      $      3,734
==============   ==============  =============   ===============  ==================  =================  ==================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

DECEMBER 31, 2001

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On August 8, 2000 (the "Petition Date"), Carmike and its subsidiaries, Eastwynn Theatres, Inc. ("Eastwynn"), Wooden Nickel Pub, Inc. ("Wooden Nickel") and Military Services, Inc. (collectively "the Company") filed voluntary petitions for relief under Chapter 11 ("the "Chapter 11 Cases") of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company is required to report in accordance with Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statement of Operations.

DESCRIPTION OF BUSINESS

The primary business of the Company is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. The Company considers itself to be in a single segment. Substantially all revenues are received in cash and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 97.3%, 98.8% and 97.8% of the Company's admission revenues in 2001, 2000 and 1999, respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with original maturities of three months or less and consist primarily of money market accounts and deposits. Cash equivalents are stated at cost. Deposits with banks are federally insured in limited amounts.

DEBT ISSUANCE COSTS

Costs related to the issuance of debt are capitalized and amortized to interest expense over the term of the related debt prior to the Chapter 11 Cases. Subsequent to the Chapter 11 Cases, these costs are included in the Consolidated Balance Sheet in "Liabilities Subject to Compromise" along with the related debt and are not being amortized.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a partner in joint ventures that operate motion picture theatres. The investments in these ventures are accounted for by the equity method, whereby the cost of the investment is adjusted to reflect the Company's equity in the earnings or losses of the partnership less withdrawals made by the Company.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost or cost adjusted for recognized impairments. Assets held for disposal are reported at the lower of the asset's carrying amount or its fair value less costs to sell. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying consolidated statements of operations. The Company uses accelerated methods of depreciation for income tax purposes. For financial reporting purposes, depreciation is computed on a straight-line basis as follows:

             Building and improvements                           20-30 years
             Leasehold improvements                              15-30 years
             Leasehold interests                                 15-30 years
             Equipment                                            5-15 years

GOODWILL

Goodwill represents the excess of purchase price over the fair value of net tangible assets acquired and is amortized on a straight-line basis over 40 years. Accumulated amortization was $4.8 million and $7.8 million at December 31, 2001 and 2000, respectively, and amortization expense was $1.5 million for each of 2001, 2000 and 1999.

IMPAIRMENT OF LONG LIVED ASSETS

The Company accounts for its long-lived assets in accordance with the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). The Company reviews its long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres. The Company considers a trend of operating results that are not in agreement with management's expectations to be its primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from the Company's own expansion. For purposes of SFAS No. 121, assets are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

related to the theatre, including estimated disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management's estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Recoverability of investments in unconsolidated affiliates is evaluated on an ongoing basis. The primary indicator of recoverability is the current or forecasted profitability over the estimated remaining life of these assets. If recoverability is unlikely based on the evaluation, the carrying amount is written down to the fair value. In the future, additional adjustments could be required.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

ADVERTISING

The company expenses advertising costs when incurred.

STOCK BASED COMPENSATION

The Company accounts for its stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25'). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for the stock option grants.

EARNINGS PER SHARE

Basic earnings per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period. Options to purchase shares of common stock were not included in the computed diluted earnings per share in 2001, 2000 or 1999 because the option exercise price was greater than the average market price of the stock and the effect would be antidilutive. Shares potentially issuable in connection with the 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") were not included in the diluted earnings per share calculation in 2001, 2000 and 1999 as their effect would be antidulutive.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


LEASES

The Company has various non-cancelable operating lease agreements. The theatre leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Moreover, certain leases also include contingent rental fees based on a percentage of sales. The Company, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 15-20 years. For financial statement purposes, the total amount of base rentals over the term of the leases is charged to expense on the straight-line method over the lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability.

DERIVATIVES

It is the Company's policy to recognize all derivative financial instruments, such as interest rate swap contracts in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either periodically recorded in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedges risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in comprehensive income net of applicable deferred taxes. Changes in fair values of derivatives, not qualifying as hedges, are reported in income. If an interest rate swap agreement is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized to income coincident with the extinguishment. See Note 3 - Liabilities Subject to Compromise, for a discussion of the interest rate swaps terminated at the Petition Date.

BENEFIT PLANS

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

RECLASSIFICATIONS

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Company adopted SFAS No. 133, as amended, effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 Business Combinations ("SFAS No. 141"), which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001. During 2001 the Company did not transact any business combinations. Therefore, the adoption of SFAS No. 141 had no significant effects on the Company's results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The Company expects the adoption of SFAS No. 142 will result in the reduction of amortization expense of approximately $1.5 million in 2002. In general, SFAS No. 142 requires the Company to assess the fair value of the net assets underlying our acquisition related goodwill on a theatre by theatre basis during 2002. Reductions, if any, will be made retroactive to January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The Company will adopt the standard on January 1, 2002. The Company does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

NOTE 2--PROCEEDINGS UNDER CHAPTER 11

On August 8, 2000 (the "Petition Date") Carmike and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 (the "Chapter 11 Cases") of title 11 of the U.S. Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Debtors' Amended Joint Plan of Reorganization Under Chapter 11 of the

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 (CONTINUED)

Bankruptcy Code, dated as of November 14, 2001 (the "Plan"). The Plan became effective on January 31, 2002 (the "Effective Date").

In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date were subject to compromise or other treatment until a plan of reorganization was confirmed by the Bankruptcy Court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Debtors were stayed while the Debtors continued their business operations as debtors-in-possession.

The Company could not pay pre-petition debts without prior Bankruptcy Court approval during the Chapter 11 Cases. Immediately after the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Debtors; (iv) authorized the Debtors to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers' compensation insurance to aid the Debtors in maintaining operation of their theatres and approximately $37 million to film distributors as set forth below; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

As debtors-in-possession, the Debtors had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during the Chapter 11 Cases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, the Debtors received approval from the Bankruptcy Court to reject theatre leases relating to 136 theatre locations of the Debtors. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

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

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 (CONTINUED)

payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and will make payments of $500,000 per month as adequate protection payments. All of these payments are treated as principal payments under the creditor agreement.

Additionally, after the Petition Date, the Company cannot declare dividends for its Preferred Stock. Preferred Stock dividends of $7.0 million and $2.3 million are in arrears at December 31, 2001 and 2000. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5%. In view of the Company's having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock have designated two additional directors to the Company's Board of Directors.

Also, during the Chapter 11 Cases, the Company reached an agreement to restructure its master lease facility with MoviePlex Realty Leasing, L.L.C. ("MoviePlex") and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the "New Master Lease"). Under the New Master Lease, Carmike has entered into a new 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The Original MoviePlex Lease was terminated and prepetition defaults of $493,680 under the Original MoviePlex Lease were paid. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.

All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the New Master Lease bears interest from the date which is five days from the due date until paid by Carmike at the rate of 2% above the published prime rate of Wachovia Bank, N.A. Under the New Master Lease, Carmike pays all real estate taxes with respect to the leased premises.

When the Plan became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which cancelled all then existing Class A and Class B Common Stock and Preferred Stock of the Company and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only reorganized Carmike Common Stock outstanding and has approximately nine million (9,000,000) shares of such stock outstanding.

         Material features of the Plan are:

- The Plan provides for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

- The holders of Carmike's cancelled Class and Class B Common Stock received in the aggregate 22.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 (CONTINUED)

- The holders of Carmike's cancelled Series A Preferred Stock received in the aggregate 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

- Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9-3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the Chapter 11 Cases (the "Original Senior Subordinated Notes") received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

- Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the "2002 Stock Plan") and 780,000 shares under the 2002 Stock Plan have been issued to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company.

- The holders of Bank Claims in the Chapter 11 Cases received New Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Effective Date. "Bank Claims" consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. "New Bank Debt" consists of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; and (b) 7.75% per annum.

- Carmike issued $154,315,000 of its new 10-3/8% Senior Subordinated Notes due 2009 (the "New Senior Subordinated Notes") in exchange for $154,315,000 aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

- 136 of Carmike's underperforming theatres were closed. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

- General unsecured creditors will receive, cash and notes including certain amounts included in liabilities subject to compromise with an annual interest rate of 9.4% in resolution of their allowed claims under the Chapter 11 Cases.

On the Effective Date, the Company entered into a new Term Loan Credit Agreement (the "Post-Confirmation Credit Agreement"), which governs the terms of the New Bank Debt. The Company's subsidiaries have guaranteed the Company's obligations under the Post-Confirmation Credit Agreement. The lenders under the Post-Confirmation Credit Agreement have (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the capital stock of all Company subsidiaries; and (iii) a second

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 (CONTINUED)

priority, security interest in substantially all personal property owned by the Company and its subsidiaries. All of the security interests and liens that secure the New Bank Debt under the Post-Confirmation Credit Agreement are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

The final maturity date of the New Bank Debt loans under the Post-Confirmation Credit Agreement is January 31, 2007. The principal payment dates are June 30 and December 31 of each year, beginning June 30, 2002 and ending June 30, 2006. In addition, the Post-Confirmation Credit Agreement contains covenants that require the Company, among other things, to meet certain financial ratios and that prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Post-Confirmation Credit Agreement as to when the Company must prepay portions of the loans.

Also on the Effective Date, the Company closed on a Revolving Credit Agreement (the "Revolving Credit Agreement") totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Effective Date, borrowed $20 million of the Revolving Credit Agreement in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. The terms of the Revolving Credit Agreement are set forth in a Credit Agreement, dated as of January 31, 2002.

The interest rate for borrowings under the Revolving Credit Agreement is set from time to time at the Company's option (subject to certain conditions set forth in the Credit Agreement) at either: (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 1.75% per annum or (ii) the applicable LIBOR Rate (as defined in the Revolving Credit Agreement) plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Revolving Credit Agreement) outstanding from time to time. Borrowings under the Revolving Credit Agreement are secured by first priority security interests in substantially all tangible or intangible property of the Company (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex Realty Leasing, L.L.C.). The Revolving Credit Agreement contains covenants that, among other things, prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Revolving Credit Agreement as to when the Company must prepay portions of the loans.

In addition, on the Effective Date and pursuant to the Plan, the Company issued $154,315,000 10-3/8% Senior Subordinated Notes due 2009 (the "New Senior Subordinated Notes"), in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note Claims in the Company's bankruptcy case relating to the Company's former 9-3/8% Senior Subordinated Notes due 2009 (the "Original Senior Subordinated Notes"); the remaining $45,685,000 in aggregate principal amount of the Original Notes were exchanged under the Plan for shares of reorganized Company Common Stock, as previously reported. The New Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the "Indenture"). The Company subsidiary guarantees of the New Senior Subordinated Notes are

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 (CONTINUED)

junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company's Senior Debt (as defined in the Indenture and includes the debt described above under the Post-Confirmation and Revolving Credit Agreements). Interest at 10-3/8% per annum from the issue date to maturity is payable on the New Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The New Senior Subordinated Notes are redeemable at the Company's option under certain conditions on or after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Confirmation and Revolving Credit Agreement as described above, asset sales, changes of control and transactions with affiliates.

The reorganization value of the assets of the Company immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims and the Plan does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its historical basis of accounting. The following table illustrates the effects of the reorganization as if the Company had recorded the aforementioned adjustments as of December 31, 2001.

                                                             DECEMBER 31, 2001
                                                                  ADJUSTMENTS      PRO FORMA
                                                  AS REPORTED     (UNAUDITED)     (UNAUDITED)
                                             -------------------------------------------------
Current assets                                 $ 111,266          $ (83,225)         $  28,041
Other assets                                      15,984                                15,984
Investment in affiliated entities                  7,095                                 7,095
Property and equipment, net                      460,093                               460,093
Goodwill, net                                     23,354                                23,354
                                             -------------------------------------------------
Total assets                                     617,792            (83,225)           534,567
                                             =================================================

Current liabilities                               56,608                                56,608
Capital lease obligations                         47,423                                47,423
Long-term debt                                        --            408,860            408,860
Deferred income taxes                              1,927                                 1,927
Liabilities subject to compromise                508,100           (455,970)            52,130
                                             -------------------------------------------------
Total liabilities                                614,058            (47,110)           566,948

Preferred stock                                      550               (550)                --
Class A Common Stock                                 301                (31)               270
Class B Common Stock                                 41                (41)                --
Treasury Stock                                      (441)              441                 --
Paid-in capital                                  158,772             23,338            182,110
Retained earnings (deficit)                     (155,489)           (59,272)          (214,761)
                                             -------------------------------------------------
Stockholders' equity                               3,734            (36,115)           (32,381)
                                             -------------------------------------------------
Total of liabilities and shareholders'
equity                                         $ 617,792          $ (83,225)         $ 534,567
                                             ==================================================

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 3--REORGANIZATION AND RESTRUCTURING COSTS

Reorganization costs are directly associated with the reorganization proceedings under the Company's Chapter 11 Cases. Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements. Included in the reorganization cost are impairment charge assigned to the net book value of equipment that has been transferred to certain lessors to eliminate their deficiency claims in the Chapter 11 Cases.

In December 1998, the Company's Board of Directors approved a restructuring plan involving the closure or disposition of a group of theatres in certain markets that did not fit the Company's operating and growth strategies (the "Restructuring Plan"). In accordance with the Restructuring Plan, such theatres were closed during 1999. The Company incurred a charge of approximately $34.7 million (approximately $21.5 million after income taxes or $1.89 per diluted share) in 1998 to establish reserves for the future cash expenditures related to these theatres. The established reserves are primarily for future lease payments payable in accordance with the terms of the lease agreements and for certain lease related costs. The remaining reserves, $24.7 million at December 31, 2001 and 2000, are classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

During June 1999, the Company revised its estimate of the total costs to be incurred for its restructuring plan approved in December 1998. The $2.7 million decrease in estimated costs (approximately $1.7 million after income taxes or $.15 diluted share) was the result of a lessor initiated early buyout of a lease included in the restructuring plan. The early lease termination provides savings for the lease payments, utilities and other associated lease costs expected to be incurred over the remaining lease period. During 2000, the Company negotiated a settlement with a lessor that eliminated future payments under the terms of the lease. In addition, a stipulation was signed by the lessor which released future claims in exchange for the theatre equipment and leasehold improvements. The restructuring reserve was reduced by a $0.9 million credit to reorganization costs for this transaction in December 2000. Payments charged against the reserve were approximately $0 million, $2.9 million and $3.7 million during 2001, 2000 and 1999, respectively. Those theatres with remaining lease terms at the Petition Date have been approved for rejection by the Bankruptcy Court.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 3--REORGANIZATION AND RESTRUCTURING COSTS (CONTINUED)

Reorganization costs are as follows (in thousands):


                                                                                     DECEMBER 31,
                                                                                   2001            2000
                                                                         --------------------------------
           Professional fees                                                   $  8,210        $  3,936
           Asset impairments                                                     16,419           4,884
           Gains on sales of assets                                                (871)         (1,108)
           Retention payments                                                       902               -
           Interest income                                                       (2,240)         (1,138)
           Other                                                                 (2,872)            468
                                                                         --------------------------------
           Total reorganization costs                                          $ 19,548        $  7,042
                                                                         ================================

Cash provided by (used in) reorganization costs are as follows (in thousands):

                                                                DECEMBER 31,
                                                             2001                2000
                                                        ---------            ---------
Professional fees                                       $  (7,927)           $   (885)
Retention payments                                           (619)                  -
Proceeds from sale of assets                                8,197               2,317
Payment of pre-petition liabilities                       (15,534)            (39,497)
Interest income                                             2,240               1,138
Other                                                        (886)             (1,119)
                                                        ---------            --------
                                                        $ (14,529)           $(38,046)
                                                        =========            ========

NOTE 4--IMPAIRMENTS OF LONG-LIVED ASSETS

Impairment charges for the years ended December 31 are as follows:

                                                  2001              2000             1999
                                             --------------------------------------------
Impairment of fixed assets                   $  93,615          $ 22,806          $21,572
Impairment of equipment                         34,103             1,347              488
Impairment of goodwill                          20,908             1,981            5,550
Impairment of joint ventures                        --                --            5,383
                                             --------------------------------------------
Total impairments                            $ 148,626          $ 26,134          $32,993
Amounts classified as reorganization           (16,419)           (4,884)               -
                                             --------------------------------------------
Impairment charge                            $ 132,207          $ 21,250          $32,993
                                             ============================================


In the fourth quarter of 2001, 2000 and 1999, the Company identified impairments of asset values for certain theatres, two entertainment centers and a joint venture investment in three movie theatre-entertainment complexes. As a result, the Company recognized a non-cash impairment charge of approximately $132.2 million, $21.2 million and $33.0 million, respectively, in the fourth quarters of 2001, 2000 and 1999. These impairment charges reduce the carrying value of approximately 287 theatres with 2,126 screens for 2001, approximately 18 theatres with 130

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 4--IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)

screens for 2000 and approximately 82 theatres with 432 screens for 1999. The impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed theatres. Additionally, in 2001 the Company included the equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory. This change in estimate related to including theatre equipment, accounted for approximately $34.1 of the 2001 Impairment Charge.

During the course of the Chapter 11 proceedings the Company had the opportunity to reject leases on unprofitable leased theatres, to reassess the longer term value in keeping some of its owned theatres operating and to remove equipment taken from leased and owned theatres. During the fourth quarter of 2001 the Company had sufficient information to assess the impact of lease rejections, the closure of owned theatres, the future viability of our entertainment centers and the effect of surplus equipment. As a result of these reviews, in the fourth quarter of 2001, Carmike identified impairment of asset values for 287 theatres and 2,126 screens (the "2001 Impairment Charge"). The 2001 Impairment Charge was significant and included a provision for the total impairment of carrying value on 136 leased theatres that were rejected during the Chapter 11 Cases, the impairment of our two entertainment centers, the impairment of equipment removed from leased and owned theatres and the inclusion of equipment in the valuation analysis for the theatres remaining in the Company's portfolio. The Company has recognized an impairment charge of $132.2 million (approximately $11.65 per diluted share). These impairment charges reduced the carrying value of property and equipment by $148.6 million (cost of $214.2 million less accumulated depreciation and amortization of $86.5 million) and goodwill by approximately $20.9 million.

Subsequent to the Petition Date, the Company, in 2000, identified certain owned theatres and other leased theatres which have not yet been rejected but had indicators of impairments. These theatres have been identified as impaired as a result of decreased cash flows due to new competition in their markets or management's plans relative to future operations. The Company has recognized impairment charges of approximately $21.2 million (approximately $1.87 per diluted share) for 18 theatres with 130 screens (the "2000 Impairment Charge"). The 2000 Impairment Charge reduced the carrying value of property and equipment by $24.2 million (costs of $34.4 million less accumulated depreciation and amortization of $10.2 million) and goodwill by approximately $2.0 million.

In the fourth quarter of 1999, Carmike identified impairments of asset values for 82 theatres with 432 screens (the "1999 Impairment Charge"). The 82 theatres included a further impairment of 29 theatres that were included in previous impairment charges. The 1999 Impairment Charge totaled approximately $28 million (approximately $17 million after income taxes or $1.50 per diluted share). This charge reduced the carrying value of property and equipment by approximately $22 million (costs of approximately $35 million less accumulated depreciation and amortization of approximately $13 million) and goodwill by approximately $6 million.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 4--IMPAIRMENTS OF LONG-LIVED ASSETS (CONTINUED)

During the fourth quarter of 1999, Carmike also identified an investment in a joint venture as permanently impaired based on the joint venture's estimate of future cash flows. The 50% owned joint venture is managed by Carmike under a management agreement and the Company prepares the joint venture's cash flow estimates. The joint venture operated three movie theatre/entertainment complexes, which have closed as of December 31, 2000. The impairment charge of approximately $5 million (approximately $3 million after income taxes or $.30 per diluted share) (together with the 1999 Impairment Charge, collectively, the "1999 Impairment Charges") represents our pro-rata portion of the joint-venture's impairment.

The 2001 Impairment Charge was primarily attributed to the rejection of leases during the reorganization process, the decrease in value in our entertainment centers, surplus equipment and the decrease in the fair market values of owned property. The 2000 Impairment Charge and the 1999 Impairment Charges were primarily caused by reductions in estimated theatre cash flows due to (i) the impact of new or increased competition on certain older, auditorium-style theatres, (ii) negative evaluation of the operating results produced from theatres previously converted to Discount Theatres or (iii) inability to improve a marginal theatre/entertainment center's operating results to a level that would support the carrying value of the long-lived assets.

As a result of the reduced carrying amount of the impaired assets due to the 2000, 1999 and 1998 Impairment Charges, depreciation and amortization expense for 2001, 2000 and 1999 was reduced by approximately $9.8 million, $9.2 million and $6.7 million, respectively (2001 - approximately $9.8 million after income taxes or $.86 per diluted share; 2000 - approximately $9.2 million after income taxes or $.81 per diluted share; and 1999 - approximately $4.2 million after income taxes or $.37 per diluted share). Depreciation and amortization for 2002 will be reduced by approximately $18 million as a result of the aggregate impairment charges. There can be no assurance that Carmike will not take additional charges in the future related to the impairment of assets.

NOTE 5--LIABILITIES SUBJECT TO COMPROMISE

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

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 5--LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)

In March 2001, the Company reached an agreement with its creditor constituencies that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. On March 5, 2001 the Company paid secured lenders $8,272,821 and has made payments of $500,000 per month beginning in March as adequate protection payments. All of these payments allocated to the Revolving Credit and Term Loan B are treated as principal payments under the applicable credit agreement. Amounts allocated to the Master Lease are treated as post-petition rent and do not affect liabilities subject to compromise.

As a result of the Chapter 11 Cases, the agents under the Bank Facilities terminated the Company's interest rate swap agreements. At December 31, 2000, approximately $897,000 was due to the Company at the date of the termination of these interest rate swap agreements, August 8, 2000. This amount was applied as cash collateral for the outstanding debt under the Bank Facilities.

The principal categories of claims classified as liabilities subject to compromise at December 31, 2001 and 2000 are as follows (in thousands):


                                                              DECEMBER 31,
                                                               2001                 2000
                                               --------------------- --------------------
Accounts payable                                    $        14,970      $        19,958
Accrued expenses                                             20,981               27,160
Restructuring reserves                                       24,668               24,683
Revolving credit agreement                                  184,392              192,000
Term loan B                                                  68,448               71,273
Subordinated notes                                          191,966              191,966
Other                                                         2,675                2,196
                                               --------------------- --------------------
                                                     $      508,100       $      529,236
                                               ===================== ====================

Activity for pre-petition liabilities approved by the bankruptcy court, including cash payments and other non-cash items, are as follows (in thousands):

                                          DECEMBER 31,
                                     2001           2000
                                   -----------------------
Film distributors                  $    -         $37,247
Revolving credit facility           7,608              --
Term Loan B                         2,824              --
Subordinated Notes                     --              --
Property Taxes                      2,969              --
Critical trade vendors              2,133           1,750
Workers' compensation                  --             350
Common carriers                        --             150
                                  -------         -------
Cash paid                          15,534          39,497
Other non-cash itemS                5,602              --
                                  -------         -------
                                  $21,136         $39,497
                                  =======         =======

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 6--INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a partner in joint ventures that operate motion picture theatres. The Company's equity in the income or (loss) of these ventures, prior to impairment charges, was approximately $(699,000), $(980,000) and $(891,000) in 2001, 2000 and 1999, respectively. These amounts are included as "Concessions and other" in the accompanying consolidated statements of operations.

NOTE 7--PROPERTY AND EQUIPMENT

The Company obtained property and equipment under capital leases of approximately zero and $15 million in 2001 and 2000, respectively. The following amounts related to capital lease assets are included in property and equipment (in thousands):

                                                             DECEMBER 31,
                                                     2001                  2000
                                             --------------------- ---------------------
Buildings and improvements                      $  43,147            $    50,989
Less accumulated amortization                      (8,685)                (9,693)
                                             --------------------- ---------------------
                                                $  34,462            $    41,296
                                             ===================== =====================

During 2000, Carmike sold three theatres, with a net book value of $22.8 million, for proceeds of $23.6 million. The theaters sold in 2000 were leased back from the purchaser under a 20-year operating lease agreement. Gains realized from the sale-leaseback transaction are recognized over the life of the leases. The leases contain renewal options and generally provide that Carmike will pay property taxes, common area maintenance, insurance and repairs.

NOTE 8--CAPITALIZED INTEREST

Prior to the Petition Date, the Company capitalized interest in connection with its construction on long-lived assets. Interest incurred and interest capitalized are as follows (in thousands):

                                      INTEREST             INTEREST
                                      INCURRED            CAPITALIZED
YEARS ENDED DECEMBER 31,

   2001                               $    6,138             $      -
   2000                                   29,254                1,500
   1999                                   32,759                3,131


CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 9--ACCRUED EXPENSES

Accrued expenses include the following (in thousands):

                                                                  DECEMBER 31,
                                                            2001                 2000
                                              -------------------- --------------------
Deferred revenues                                $         12,062       $       10,680
Deferred and other accrued rents                            5,545                8,754
Property taxes                                              6,847                2,972
Other accruals                                              7,574                7,497
                                              -------------------- --------------------
                                                 $         32,028       $       29,903
                                              ==================== ====================

NOTE 10--DEBT

Debt consists of the following (in thousands):

                                                                            DECEMBER 31,
                                                                      2001                  2000
                                                         --------------------- ---------------------
Revolving credit facility                                   $      184,392        $      192,000

Term Loan B                                                         68,448                71,273
Subordinated Notes                                                 191,966               191,966
Industrial Revenue Bonds; payable in equal
  installments through May 2006, with
  interest rates
  ranging from 53/4% to 7%                                           1,417                 1,724
                                                         --------------------- ---------------------
                                                                   446,223               456,963
 Less:
   Amounts   classified  as   liabilities   subject  to           (444,806)             (455,239)
     compromise
   Current maturities                                               (1,417)               (1,724)
                                                         --------------------- ---------------------
                                                           $           -0-        $          -0-
                                                         ===================== =====================

In February 1999, the Company completed its offering of $200.0 million of 9 3/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). The Subordinated Notes mature on February 1, 2009 and bear interest at the rate of 9 3/8% which is payable semi-annually in arrears on February 1 and August 1 of each year. The Subordinated Notes are unconditionally guaranteed by Eastwynn and Wooden Nickel. The Subordinated Notes are general unsecured obligations of the Company and are subordinate to existing debt and substantially all future borrowings. The Subordinated Notes contain certain restrictive provisions that may limit dividends and other restricted payments.

The Company used the net proceeds from the issuance of the Subordinated Notes, approximately $193.7 million, to redeem its then outstanding Senior Notes and to reduce the amounts outstanding under its Revolving Credit Agreement. The Company recognized an extraordinary charge in 2000 of approximately $10.2 million ($6.3 million after income taxes) for a prepayment premium of approximately $9.2 million paid in connection with the redemption of the Senior Notes and the write-off of deferred debt fees of approximately $.9 million.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 10--DEBT (CONTINUED)

See Note 2--Proceedings Under Chapter 11 for further discussion of debt.

NOTE 11--INCOME TAXES

In periods prior to June 30, 2000, the Company had recognized deferred income tax assets based on its ability to generate future taxable income in amounts sufficient to allow the utilization of the deductible temporary differences that created those deferred tax assets. These tax planning strategies primarily involved the Company's ability to sell property to generate gains. As a result of (i) its Chapter 11 filing and the Company's default on its Bank Facilities,
(ii) changes in the Company's projections of future operating results, and (iii) the limited market for theatre sale-leaseback transactions, the Company no longer has the ability to implement the tax planning strategies that would allow it to continue to recognize certain of its deferred income tax assets. Thus, the Company provided a valuation allowance of approximately $40.9 and $83.1 million during the years ended December 31, 2001 and 2000.

In connection with the reorganization, it is anticipated that the Company may undergo an ownership change or changes within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of the Company to use the net operating losses and credits may be severely limited and will be subject to an annual limitation based on the product of the fair value of the Company immediately after reorganization multiplied by the federal long-term tax exempt bond rate.

For tax purposes, the discharge of the liabilities pursuant to the Chapter 11 Cases may result in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards and tax credits, may be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property must be reduced by the amount of the excluded cancellation of debt income. It is estimated that after the reorganization, the Company will have approximately $148.4 million in net operating loss carryovers and $6.04 million of alternative minimum tax carryforwards.

The provision for income tax expense (benefit) is summarized as follows (in thousands):

                                                                    DECEMBER 31,
                                                            2001                 2000
                                             -------------------- --------------------
Current:
   Federal                                                    $-              $     -
   State                                                       -                1,150
Deferred                                                       -               24,398
                                             -------------------- --------------------
                                                              $-              $25,548
                                             ==================== ====================


CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 11--INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities (assets) and valuation reserves are as follows (in thousands):

                                                                                 DECEMBER 31,
                                                                             2001             2000
                                                                ------------------ -----------------
Alternative minimum tax credit carryforwards                       $       (6,041)    $     (4,700)
Net operating loss carryforwards                                          (54,633)         (19,471)
Financial  statement  bases of  property  and  equipment  over
   (under) tax bases                                                      (36,396)          (5,609)
Restructuring reserve                                                      (8,606)          (8,935)
Deferred rent                                                              (1,152)          (2,470)
Post-petition interest                                                     23,877                -
                                                                ------------------ ----------------
                                                                          (82,951)         (41,185)
Valuation reserves                                                         83,143           40,951
Other deferred tax credits                                                  1,735            2,161
                                                                ------------------ -----------------
                                                                   $        1,927     $      1,927
                                                                ================== =================

It is anticipated that the Company will not pay income taxes in 2001. The Company paid income taxes in 2000 and 1999 of approximately $1.2 million and $3.9 million, respectively.

The Company has net operating loss carryovers of approximately $148.4 million, which will begin to expire in the year 2020.

NOTE 12--SHAREHOLDERS' EQUITY

The Company's authorized capital consists of 22.5 million shares of Class A Common Stock, $.03 par value, 5 million shares of Class B Common Stock, $.03 par value, and one million shares of the Preferred Stock, $1.00 par value. Each share of Class A Common Stock entitles the holder to one vote per share, whereas a share of Class B Common Stock entitles the holder to ten votes per share. Each share of Class B Common Stock is entitled to cash dividends, when declared, in an amount equal to 85% of the cash dividends payable on each share of Class A Common Stock. Class B Common Stock is convertible at any time by the holder into an equal number of shares of Class A Common Stock.

The Series A Preferred Stock pays quarterly cash dividends at an annual rate of 5.5% and is convertible at the option of the holder, into the Company's Class A Common Stock at $25.00 per share (subject to anti-dilution adjustments). The Series A Preferred Stock is not subject to mandatory redemption or sinking fund provisions but does have involuntary liquidation rights for $55 million. Each share of the Series A Preferred Stock is convertible into four shares of the Class A Common Stock.

During the course of the Chapter 11 Cases, the Company could not declare dividends for its Preferred Stock. Dividends of $7.0 million and $2.3 million on Preferred Stock are in arrears at December 31, 2001 and 2000. The terms of the Preferred Stock agreement provides that the

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 12--SHAREHOLDERS' EQUITY (CONTINUED)

dividend rate increases to 8.5% for arrearages. As a result, the holders of the Preferred Stock have designated two additional directors to the Company's Board of Directors.

The Company has shares of Class A Common Stock reserved for future issuance as follows (in thousands):

                                                                         DECEMBER 31,
                                                                2001                   2000
                                                               ------                 ------
Stock option plan                                              $  813                 $  823
Conversion rights of Series A Preferred Stock                   2,200                  2,200
Conversion rights of Class B Common Stock                       1,371                  1,371
                                                               ------                 ------
                                                               $4,384                 $4,394
                                                               ======                 ======

See Note 2--Proceedings Under Chapter 11

STOCK OPTION PLANS

During 1998, the Board of Directors and Shareholders approved a new stock option plan (the "1998 Plan") that provided for 750,000 shares of Class A Common Stock. At December 31, 2001, 66,000 shares were available for grant under the 1998 Plan. The Company has also issued options under a plan (the "1986 Plan") that provided for 700,000 shares of Class A Common Stock. No shares are available for grant under the 1986 Plan.

Under the Company's stock option plans for shares of its Class A Common Stock, key employees were granted options at terms (purchase price, expiration date and vesting schedule) established at the date of grant by a committee of the Company's Board of Directors. Options granted through December 31, 2001 have been at a price that approximated fair market value on the date of the grant.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For SFAS No. 123 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 12--SHAREHOLDERS' EQUITY (CONTINUED)

weighted-average assumptions:

                                                              2001*            2000           1999
                                                     --------------- --------------- --------------
          Expected life (years)                                 N/A             5.0            5.0
          Risk-free interest rate                               N/A           6.65%          5.78%
          Dividend yield                                        N/A            0.0%           0.0%
          Expected volatility                                   N/A           1.302          0.314
          *  No options were granted in 2001

The estimated fair value of the options granted during 2000 and 1999, was $4.77 and $5.24 per share, and is amortized to expense over the options' vesting period. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net loss and pro forma basic loss per share would have increased to the following amounts:

                                                                  2001              2000             1999
                                                        ----------------- ----------------- ---------------
           Net loss:
               As reported.........                         $  (125,387)      $    (75,076)     $   (21,907)
               Pro forma - for SFAS No. 123                    (125,803)           (75,931)         (22,461)
           Basic net loss per share
               As reported.........                         $    (11.05)      $      (6.62)     $     (1.93)
               Pro forma - for SFAS No. 123                      (11.09)             (6.70)           (1.98)

Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):

                                                                    EXERCISE PRICE PER SHARE
                                                                  $6.00 -
                                                    $5.44        $14.00       $18.00       $27.125      TOTAL
                                                 ------------ ------------ ------------- ------------ -----------
     Stock options outstanding at December 31,
        1998                                            --          92           88        335              515
         Issued                                         --           6           --         --                6
         Forfeitures                                    --          --          (15)        --              (15)
         Exercised                                      --         (26)          --         --              (26)
                                                 ------------ ------------ ------------- ------------ -----------
     Stock options outstanding at December 31,
        1999                                            --          72           73        335              480
         Issued                                        403          --           --         --              403
         Forfeitures                                    --         (66)          --         --              (66)
         Exercised                                      --          --           --         --               --
                                                 ------------ ------------ ------------- ------------ -----------
     Stock options outstanding at December 31,
        2000                                           403           6           73        335              817
         Issued                                         --          --           --         --               --
         Forfeitures                                    --          --          (10)       (60)             (70)
         Exercised                                      --          --           --         --               --
                                                 ------------ ------------ ------------- ------------ -----------
     STOCK OPTIONS OUTSTANDING AT DECEMBER 31,
        2001                                           403           6           63          275            747
                                                 ============ ============ ============= ============ ===========

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 12--SHAREHOLDERS' EQUITY (CONTINUED)

At December 31, 2001 613,000 options were exercisable.

NOTE 13--COMMITMENTS AND CONTIGENCIES

LEASES

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, subject to Bankruptcy Court approval. As of January 2002, the Company has received approval from the Bankruptcy Court to reject leases relating to 136 theater locations over the course of the proceeding. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting and no provisions have yet been made for these items in the financial statements.

Future minimum payments under capital leases and operating leases with terms over one year and which had not been rejected by the Company in the Chapter 11 Cases as of December 31, 2001, are as follows (in thousands):

                                                                  OPERATING LEASES     CAPITAL LEASES
                                                                 ------------------- -------------------
2002                                                                 $       40,608            $  6,600
2003                                                                         39,402               6,635
2004                                                                         37,056               6,738
2005                                                                         37,145               6,756
2006                                                                         34,008               6,632
Thereafter                                                                  365,707              84,509
                                                                            -------            --------
Total minimum lease payments                                          $     553,926            $117,870
                                                                      =============
Less amounts representing interest                                                              (69,576)
                                                                                               ---------
Present value of future minimum lease payments                                                   48,294
Less current maturities                                                                            (871)
                                                                                               ---------
                                                                                               $ 47,423
                                                                                               =========

Rent expense was approximately $51.7 million, $67.4 million and $59.6 million for 2001, 2000 and 1999, respectively. Included in rent expense is approximately $3.5 million, $3.1 million and $3.8 million of contingent rental payments.

LITIGATION

The Company is subject to various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 14--CONDENSED FINANCIAL DATA

The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company's obligations under the Subordinated Notes. The Company has one subsidiary and several unconsolidated affiliates that are not guarantors of the Subordinated Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because management has determined that they would not be material to investors. Combined separate financial data for the guarantor subsidiaries is as follows:


                                                               2001               2000              1999
                                                       ------------------ ------------------ -----------------
          Year ended December 31,
             Revenues                                    $     364,973      $    371,826       $   386,255
             Operating income (loss) (1)                       (67,832)           (3,080)            6,554
             Net loss before extraordinary item               (108,328)          (48,044)          (14,905)
          At December 31,
             Assets:
               Current assets                                   26,342            36,069            11,682
               Other assets                                      3,709             3,642            15,305
               Property and equipment                          355,238           480,786           517,851
               Goodwill                                         12,001            30,903            33,553
                                                       ------------------ ------------------ -----------------
                                                         $     397,290      $    551,400       $   578,391
          Liabilities and equity:
             Current liabilities                         $      21,590      $     21,758       $    15,426
             Intercompany notes and advances                   278,516           320,073           302,435
             Long-term liabilities                              41,149            42,799            69,684
             Liabilities Subject to Compromise                  21,549            23,968                 -
             Equity                                             34,486           142,802           190,846
                                                       ------------------ ------------------ -----------------
                                                         $     397,290      $    551,400       $   578,391
                                                       ================== ================== =================

(1) Net of parent company management and license fees of approximately $21.4 million, $21.8 million and $30.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and recoverable construction allowances.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in the southeastern united States and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standings of those financial institutions that are considered in the Company's investment strategy.

CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value.

RECOVERABLE CONSTRUCTION ALLOWANCES: The carrying amount reported in the balance sheets or recoverable construction allowances approximates their fair value.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximated their fair value.

LONG-TERM DEBT: The carrying amount of the Company's long-term debt borrowings have not been adjusted to fair value since the Petition Date as a result of the Chapter 11 Cases.

NOTE 16--QUARTERLY RESULTS (UNAUDITED)

(In thousands, except for per share data)

                                            1ST QUARTER     2ND QUARTER      3RD QUARTER     4TH QUARTER        TOTALS
                                           --------------- --------------- ---------------- --------------- ----------------
YEAR ENDED DECEMBER 31, 2001
Total revenues                               $     99,704    $    108,877    $    130,439     $    117,930    $    456,950
Operating income (loss)                             1,931           5,980          15,130         (122,742)        (99,701)
Net income (loss)                                  (1,246)          2,275          11,096         (137,512)       (125,387)
Basic  and  diluted   income  (loss)  per
   common share                              $      (0.11)   $       0.20    $       0.97     $     (12.12)   $     (11.05)
       YEAR ENDED DECEMBER 31, 2000
Total revenues                               $    101,535    $    112,757    $    127,828     $    120,177    $    462,297
Operating income (loss)                            (1,090)            699           5,744          (15,317)         (9,964)
Net loss                                           (7,364)        (40,205)         (2,069)         (23,295)        (73,563)
Basis and diluted loss per common share      $      (0.72)   $      (3.61)   $      (0.18)    $      (2.11)   $      (6.62)

Net income (loss) per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income (loss) per common share amount for the year.

The fourth quarter of 2001 and 2000 includes a charge for the impairment of long-lived assets as discussed in Note 4. The fourth quarter of 2001 includes a decrease in the estimated property taxes payable of $2.0 million. The second quarter of 2000 includes a $2.7 million decrease in estimated charges to be incurred under the Restructuring Plan and a reduction of deferred income tax assets as discussed in Note 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the directors of Carmike is incorporated by reference from the section entitled "Election of Directors" in the Proxy Statement relating to the 2002 Annual Meeting of Stockholders of Carmike (hereinafter, the "2002 Proxy Statement").

         Information regarding the executive officers of Carmike is set forth in
Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.



ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is incorporated by reference from the section entitled "Executive Compensation and Other Information" contained in the 2002 Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Holders" and "Security Ownership of Management" contained in the 2002 Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) and (2) Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Carmike Cinemas, Inc. are included in "Item 8. Financial Statements And Supplementary Data."

         Financial Statements:

                  Report of Independent Auditors

                  Consolidated balance sheets-- December 31, 2001 and 2000

                  Consolidated statements of operations-- Years ended December 31, 2001, 2000 and 1999

                  Consolidated statements of cash flows -- Years ended December 31, 2001, 2000 and 1999

                  Consolidated statements of shareholders' equity -- Years ended December 31, 2001, 2000 and 1999

                  Notes to consolidated financial statements-- December 31, 2001

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

         (a)(3) Listing of Exhibits

         Periodic reports, proxy statements and other information filed by Carmike with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549, and at the following Regional Offices of the
Commission: Midwest Regional Office, Citicorp Center, Suite 1400, 14th Floor, 500 West Madison Street, Chicago, Illinois 60661-2511; and Northeast Regional Office, Suite 1300, 13th Floor, 7 World Trade Center, New York, New York 10048. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549. The Commission also maintains a Web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Carmike. Carmike's SEC file number reference is Commission File No.0-14993.

EXHIBIT
NUMBER        DESCRIPTION

2.1 Debtors' Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to
         Carmike's Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2      Debtors' Amended Disclosure Statement pursuant to Section 1125 of the
         Bankruptcy Code dated November 14, 2001 (filed as Exhibit T-3E1 to
         Carmike's Form T-3 filed on December 11, 2001 and incorporated herein by reference).

3.1      Amended and Restated Certificate of Incorporation of Carmike (filed as
         Exhibit 3.1 to Carmike's Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2      Amended and Restated By-laws of Carmike (filed as Exhibit 3.2 to
         Carmike's Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

4.1 Indenture dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee.

4.2 Stockholders' Agreement, dated as of January 31, 2002 by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).

4.3 Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit
         99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et.
         al., dated February 8, 2002 and incorporated herein by reference).

10.1     Term Loan Credit Agreement dated January 31, 2002 among Carmike
         Cinemas, Inc., BNY Asset Solutions LLC as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders.

10.2     $50,000,000 Credit Agreement dated as of January 31, 2002 among Carmike
         Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Corporation as
         Agent and Lender, GECC Capital Markets Group, Inc. as Lead Arranger, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions from time to time parties to the agreement as Lenders.

10.3 Stock Purchase Agreement dated as of June 27, 1997 by and between the shareholders of Morgan Creek Theatres, Inc.; shareholders of SB
         Holdings, Inc.; members of RDL Consulting Limited Liability Company;
         Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited
         Liability Company; First International Theatres; Carmike and Eastwynn
         Theatres, Inc. (filed as Exhibit 2 to Carmike's Form 10-Q for the fiscal quarter ended June 30, 1997 (Commission File No. 1-11604), and incorporated herein by reference).

EXHIBIT
NUMBER        DESCRIPTION

10.4*    Carmike 1998 Class A Stock Option Plan, together with form of Employee
         Nonqualified Stock Option Agreement (filed as Exhibit 10(p) to
         Carmike's Form 10-K for the year ended December 31, 1997 (Commission
         File No. 1-11604), and incorporated herein by reference).

10.5*    Carmike Class A Stock Option Plan, as amended, together with form of
         Stock Option Agreement (filed as Exhibit 10(a) to Carmike's Form 10-K for the year ended December 31, 1990 (Commission File No. 1-11604), and incorporated herein by reference).

10.6*    Carmike Deferred Compensation Agreement and Trust Agreement dated as of
         January 1, 1990 (filed as Exhibit 10(u) to Carmike's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10.7*    Employment Agreement dated December 30, 1999 between C. L. Patrick and
         Carmike. (filed as Exhibit 10.8 to Carmike's Form 10-K for the year ended December 31, 1999 (Commission File No. 1-11604 (the "1999 Form
         10-K") and incorporated herein by reference).

10.8 Aircraft Lease dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike (filed as Exhibit 10(h) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.9     Equipment Lease Agreement dated December 17, 1982 by and between
         Michael W. Patrick and Carmike (Kingsport, Tennessee) (filed as Exhibit
         10(i) to Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.10    Equipment Lease Agreement dated January 29, 1983 by and between Michael
         W. Patrick and Carmike (Valdosta, Georgia) (filed as Exhibit 10(j) to
         Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.11    Equipment Lease Agreement dated November 23, 1983 by and between
         Michael W. Patrick and Carmike (Nashville (Belle Meade), Tennessee)
         (filed as Exhibit 10(k) to Carmike's Registration Statement on Form S-1
         (Registration No. 33-8007), and incorporated herein by reference).

10.12    Equipment Lease Agreement dated December 17, 1982 by and between
         Michael W. Patrick and Carmike (Opelika, Alabama) (filed as Exhibit
         10(l) to Carmike's Registration Statement on Form S-1 (Registration No.
         33-8007), and incorporated herein by reference).

10.13    Equipment Lease Agreement dated July 1, 1986 by and between Michael W.
         Patrick and Carmike (Muskogee and Stillwater, Oklahoma) (filed as
         Exhibit 10(m) to Carmike's Registration Statement on Form S-1
         (Registration No. 33-8007), and incorporated herein by reference).

10.14    Summary of Extensions of Equipment Lease Agreements, which are Exhibits
         10(f), 10(g), 10(h), 10(i), and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the fiscal year ended December 31, 1987
         (Commission File No. 1-11604), and incorporated herein by reference).

EXHIBIT
NUMBER        DESCRIPTION

10.15    Summary of Extensions of the Equipment Lease Agreements, which are
         Exhibits 10(f), 10(g), 10(h), 10(i), and 10(k) as extended as shown in
         Exhibit 10(m) (filed as Exhibit 10(n) to Carmike's Form 10-K for the year ended December 31, 1991 (Commission File No. 1-11604), and incorporated herein by reference).

10.16    Summary of Extensions of Aircraft Lease Agreement and Equipment Lease
         Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to
         Carmike's Form 10-K for the year ended December 31, 1991 (Commission
         File No. 1-11604), and incorporated herein by reference).

10.17 Second Amended and Restated Master Lease dated September 1, 2001 between MoviePlex Realty Leasing, L.L.C. and Carmike.

10.18*   Letter of employment dated July 6, 1999, between Carmike and Martin A.
         Durant (filed as Exhibit 10.21 to the 1999 Form 10-K and incorporated herein by reference).

10.19*   Trust Agreement dated as of July 16, 1999, between Carmike, Michael W.
         Patrick, F. Lee Champion, III and Larry M. Adams (filed as Exhibit
         10.23 to the 1999 Form 10-K and incorporated herein by reference).

10.20*   Carmike Cinemas, Inc. Employee Retention and Severance Plan (filed as
         Exhibit 10.22 to the 2000 Form 10-K and incorporated herein by reference).

10.21*   Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to
         Carmike's Form S-8 filed March 29, 2002 and incorporated herein by reference).

21 List of Subsidiaries (filed as Exhibit 21 to Carmike's Form 10-K for the year ended 2000 and incorporated herein by reference).

23       Consent of Ernst & Young LLP.

------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


         (b) Reports on Form 8-K

         During the fiscal quarter ended December 31, 2001, Carmike filed a Current Report on Form 8-K dated October 3, 2001 reporting information under Items 5 and 7 and a Current Report on Form 8-K dated November 13, 2001 reporting information under Items 5 and 7.

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

                                      CARMIKE CINEMAS, INC.

Date:  April 1, 2002                  By: /s/   Michael W. Patrick
                                          -------------------------------------
                                          Michael W. Patrick
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

         Signature                                   Title
/s/   Michael W. Patrick                   President, Chief Executive
--------------------------------------     Officer and Chairman of the Board of Directors
Michael W. Patrick

/s/   Martin A. Durant                     Senior Vice President-Finance, Treasurer
--------------------------------------     and Chief Financial Officer (Principal Financial Officer)
Martin A. Durant

/s/   Philip A. Smitley                    Assistant Vice President-Controller
--------------------------------------     (Principal Accounting Officer)
Philip A. Smitley

/s/   Denis F. Cronin                      Director
--------------------------------------
Denis F. Cronin

/s/   Ian M. Cumming                       Director
--------------------------------------
Ian M. Cumming

/s/   Elizabeth Cogan Fascitelli           Director
--------------------------------------
Elizabeth Cogan Fascitelli

/s/   Richard A. Friedman                  Director
--------------------------------------
Richard A. Friedman

/s/   John W. Jordan, II                   Director
--------------------------------------
John W. Jordan, II

/s/   C.L. Patrick                         Director
--------------------------------------
C. L. Patrick

/s/   Carl L. Patrick, Jr.                 Director
--------------------------------------
Carl L. Patrick, Jr.

/s/   Jane L. Vris                         Director
--------------------------------------
Jane L. Vris

/s/   David W. Zalaznick                   Director
--------------------------------------
David W. Zalaznick


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          CARMIKE CINEMAS, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                                DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)


                 COL. A                   COL. B                    COL. C                       COL. D             COL. E
----------------------------------- ---------------  -------------------------------------  ------------------ ------------------
                                                                  ADDITIONS
                                        BALANCE AT  CHARGED TO COSTS    CHARGED TO OTHER                        BALANCE AT END
                                       BEGINNING OF   AND EXPENSES     ACCOUNTS - DESCRIBE    DEDUCTIONS -         OF PERIOD
              DESCRIPTION                 PERIOD                                                DESCRIBE
----------------------------------- --------------- ------------------ -------------------- ------------------ ------------------
Year Ended December 31, 1999:
   Reserve for restructuring charge    $  34,699 (1)  $   (2,671) (2)    $       -            $  (3,685) (3)     $ 28,343
Year Ended December 31, 2000:
   Reserve for restructuring charge    $  28,343      $     (775) (2)    $  (24,683) (4)      $  (2,885) (3)     $    -0-
   Valuation reserve for deferred
      income tax assets                $       -      $   40,951  (5)    $        -           $       -          $ 40,951
Year Ended December 31, 2001:
   Valuation reserve for deferred
      income tax assets                $  40,951      $   42,192  (6)    $        -           $       -          $ 83,143

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

(5)      Valuation reserve recorded in the year ended December 31, 2000. See
         Note 11 of Notes to Consolidated Financial Statements.

(6)      Valuation reserve recorded in the year ended December 31, 2001. See
         Note 11 of Notes to Consolidated Financial Statements.