Form 10-K/A
period 2001-12-31
CARMIKE CINEMAS INC
filed 2002-04-29
CIK 799088

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

                                       OR

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
                                                         ----------  ----------

                         Commission File Number 0-14993

                              CARMIKE CINEMAS, INC.
             (Exact Name Of Registrant As Specified in Its Charter)

         DELAWARE                                               58-1469127
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

  1301 FIRST AVENUE, COLUMBUS, GEORGIA                             31901
(Address of Principal Executive Offices)                         (Zip Code)

                                 (706) 576-3400
              (Registrant's Telephone Number, including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.03 PER SHARE

         The Registrant hereby files this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of incorporation by reference from the Registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following persons are the executive officers and directors of Carmike Cinemas, Inc. (the "Company" or "Carmike"). For purposes of this section, references to Carmike include Carmike's predecessor, Martin Theatres, Inc.

NAME                              AGE        POSITION
----                              ---        --------
Michael W. Patrick                51         President, Chief Executive Officer and Chairman of the Board of
                                             Directors
Fred W. Van Noy                   45         Senior Vice President and Chief Operating Officer
Martin A. Durant                  53         Senior Vice President - Finance, Treasurer and Chief Financial
                                             Officer
Anthony J. Rhead                  60         Senior Vice President - Film
P. Lamar Fields                   47         Senior Vice President - Real Estate
H. Madison Shirley                50         Senior Vice President - Concessions and Assistant Secretary
Marilyn B. Grant                  54         Vice President - Advertising
Philip A. Smitley                 43         Assistant Vice President and Controller
Ian M. Cumming                    61         Director
Elizabeth C. Fascitelli           43         Director
Richard A. Friedman               44         Director
John W. Jordan, II                53         Director
Alan J. Hirschfield               66         Director
Carl L. Patrick, Jr.              55         Director
Kenneth A. Pontarelli             31         Director
Roland C. Smith                   47         Director
David W. Zalaznick                47         Director

         MICHAEL W. PATRICK has served as President of Carmike since October 1981, as a director of Carmike since April 1982, as Chief Executive Officer since March 1989 and as Chairman of the Board of Directors since January 2002. He joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc. Mr. Patrick also serves as President of Carmike's subsidiaries Eastwynn Theatres, Inc. and Wooden Nickel Pub, Inc.

         FRED W. VAN NOY joined Carmike in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President -- General Manager. In December 1997, he was elected to the position of Senior Vice President -- Operations. In November 2000, he became Senior Vice President -- Chief Operating Officer. Mr. Van Noy also serves as Senior Vice President of Carmike's subsidiary Eastwynn Theatres, Inc.

         MARTIN A. DURANT joined Carmike in July 1999 as Senior Vice
President -- Finance, Treasurer and Chief Financial Officer. Prior to joining Carmike, Mr. Durant was Senior Vice President -- Corporate Services for AFLAC Incorporated, a Columbus, Georgia based international holding company, for a period of ten years. Prior to his position with AFLAC he was President of a venture capital firm located in Florida. Mr. Durant began his career with KPMG Peat Marwick and is a licensed Certified Public Accountant. Mr. Durant also serves as Senior Vice President -- Finance, Treasurer and Chief Financial Officer of Carmike's subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc.

         ANTHONY J. RHEAD joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President -- Film of Carmike and in December 1997 was elected Senior Vice President -- Film. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981. Mr. Rhead also serves as Senior Vice President-Film and Secretary of Carmike's subsidiary Eastwynn Theatres, Inc. and as Secretary of Carmike's subsidiary Wooden Nickel Pub, Inc.

         P. LAMAR FIELDS joined Carmike in January 1983 as Director of Real Estate. He served in this position until 1985 when he became Vice President -- Development. In December 1997 he was elected to the position of Senior Vice President -- Real Estate. In January 2002, he became Senior Vice President -- Development. Mr. Fields also serves as Senior Vice President-Real Estate of Carmike's subsidiary Eastwynn Theatres, Inc.

         H. MADISON SHIRLEY joined Carmike in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President -- Concessions in 1990 and Senior Vice President -- Concessions and Assistant Secretary in December 1997. Mr. Shirley serves as Senior Vice President -- Concessions and Assistant Secretary of Carmike's subsidiary Eastwynn Theatres, Inc.

         MARILYN B. GRANT joined Carmike in 1975 as a bookkeeper. She served as Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President -- Advertising.

         PHILIP A. SMITLEY joined Carmike in April 1997 as Controller. In January 1998, he was elected to his present position of Assistant Vice President and Controller. In March 1999, he assumed the duties of interim Chief Financial Officer pending the appointment of Martin A. Durant in July 1999. Prior to joining Carmike, Mr. Smitley was Divisional Controller -- Transportation of Burnham Service Corporation, a trucking company. Mr. Smitley serves as Assistant Vice President and Controller of Carmike's subsidiary Eastwynn Theatres, Inc.

         IAN M. CUMMING has been a director of Carmike since January 2002. He has served as a director and Chairman of the Board of Leucadia National Corporation since June 1978. Leucadia is a holding company principally engaged in a variety of businesses, including banking and lending, manufacturing, winery operations, real estate activities, precious metals mining and property and casualty insurance. In addition, he is a director of Allcity Insurance Company, MK Gold Company and a director and Chairman of the Board of The FINOVA Group Inc. Allcity Insurance Company, a subsidiary of Leucadia, is an international mining company. FINOVA is a middle market lender, in which Leucadia has an indirect 25% equity interest. Mr. Cumming is also a director of Skywest, Inc., a Utah-based regional air carrier and HomeFed Corporation, a publicly held real estate development company.

         ELIZABETH C. FASCITELLI has been a director of Carmike since December 1998. She is a managing director in the Principal Investment Area of Goldman, Sachs & Co. She joined Goldman, Sachs & Co. in 1984 and became a managing director in 1997.

         RICHARD A. FRIEDMAN has been a director of Carmike since December 1998. He is a managing director and head of the Principal Investment Area of Goldman, Sachs & Co. He joined Goldman, Sachs & Co. in 1981 and became a partner in 1990. Mr. Friedman is Chairman of AMF Bowling, Inc. and serves on the Board of Directors of Polo Ralph Lauren Corporation.

         ALAN J. HIRSCHFIELD has been a director of Carmike since April 2002. Mr. Hirschfield is a private investor and consultant. From 1992 to 2000, he was Co-Chief Executive Officer of Data Broadcasting Corporation, which merged with Financial Times/Pearsons, Inc., and, from 1990-1992, he was Managing Director of Wertheim Schroder & Co., Inc., investment bankers, and Co-Chief Executive Officer of Financial News Network. During 1986-1990, Mr. Hirschfield served as a consultant/investor in the entertainment/media industry. From 1980 to 1986, he was the Chairman and Chief Executive Officer of Twentieth Century Fox Film Corporation. Mr. Hirschfield was President and Chief Executive Officer of Columbia Pictures, Inc. from 1973 to 1978. He currently serves on the Boards of Directors of Cantel, Inc. (for which he is Vice-Chairman), Chyron Corporation, Interactive Data Corporation (formerly Data Broadcasting Corporation) and J Net Enterprises, Inc.

         JOHN W. JORDAN, II has been a director of Carmike since April 1982. He is a co-founder and managing partner of The Jordan Company, which was founded in 1982. Mr. Jordan is a managing partner of Jordan/Zalaznick Capital Company and Chairman of the Board and Chief Executive Officer of Jordan Industries, Inc. From 1973 until 1982, he was a Vice President of Carl Marks & Company, a New York investment banking company. Mr. Jordan is a director of Apparel Ventures, Inc., Ameriking, Inc., Jackson Products, Inc., Motors & Gears Holdings, Inc., Fannie May Holdings, Inc., GEAR For Sports, Inc., W-H Energy Services, Inc. and Rockshox, Inc., as well as most of the companies in which The Jordan Company holds investments.

         CARL L. PATRICK, JR. has served as a director of Carmike since April 1982. He was the Director of Taxes for the Atlanta, Georgia office of Arthur Young & Co. from October 1984 to September 1986, and is currently self-employed. Previously, he was a certified public accountant with Arthur Andersen & Co. from 1976 to October 1984. Carl L. Patrick, Jr. served two terms as Chairman of the Board of Summit Bank Corporation and currently serves as a director of that company. Carl L. Patrick, Jr. is Co-Chairman of PGL Entertainment Corp.

         KENNETH A. PONTARELLI has been a director of Carmike since April 2002. He is a Vice President of Goldman, Sachs & Co. in the Merchant Banking Division. He joined Goldman Sachs in 1992 and was made a Vice President in 2000. Mr. Pontarelli also serves on the Board of Directors of NextMedia Investors LLC, a media company that owns and operates radio stations and outdoor advertising properties throughout the United States.

         ROLAND C. SMITH has been a director of Carmike since April 2002. He has been President and Chief Executive Officer of AMF Bowling Worldwide, Inc. since April 1999. He was elected Chairman of the Board of Directors of AMF Bowling Worldwide on March 20, 2002. Prior to joining AMF Bowling, he was President and Chief Executive Officer of the Triarc Restaurant Group ("Triarc"), a restaurant franchiser which conducts its business through Arby's, Inc., from February 1997 to April 1999. He joined Triarc in 1994 as Vice President of International Marketing.

         DAVID W. ZALAZNICK has served as a director of Carmike since April 1982. He is a co-founder and general partner of The Jordan Company, a managing partner of Jordan/Zalaznick Capital Company and a director of Jordan Industries, Inc. From 1978 to 1980, he worked as an investment banker with Merrill Lynch White Weld Capital Markets Group and, from 1980 until the formation of The Jordan Company in 1982, Mr. Zalaznick was a Vice President of Carl Marks & Company. Mr. Zalaznick is a director of Apparel Ventures, Inc., Marisa Christina, Inc., Ameriking, Inc., Motors & Gears Holdings, Inc., GEAR For Sports, Inc., W-H Energy Services, Inc. and Jackson Products, Inc., as well as most of the companies in which The Jordan Company holds investments.

         Goldman, Sachs & Co. ("Goldman Sachs") may be deemed the beneficial owner of a substantial number of shares of Carmike common stock. As a result, Goldman Sachs may be considered an affiliate of Carmike.

         As previously reported, on August 8, 2000, the Company and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for protection under chapter 11 of the Bankruptcy Code (the "Chapter 11 Cases"). On November 14, 2001, the Company filed its Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Plan") with the Bankruptcy Court. On January 3, 2002, the Bankruptcy Court approved the Plan and an order was entered confirming the Plan on January 4, 2002. The "Effective Date" for the Company's emergence from the Chapter 11 Cases was January 31, 2002. All of the persons who are identified as executive officers in the Form 10-K Report were serving as executive officers of the Company or its subsidiaries as indicated when the Company and the subsidiaries each filed voluntary petitions for relief in the Chapter 11 Cases.

            Each individual described above as a director of the Company has been designated by one of the parties to the Stockholders' Agreement effective January 31, 2002 to be a member of the Board of Directors of the Company. The stockholders that signed the Stockholders' Agreement, that is, Michael W. Patrick; GS Capital Partners III, L.P.; GS Capital Partners III Offshore, L.P.; Goldman Sachs & Co. Verwaltungs Gmbh; Bridge Street Fund 1998; Stone Street Fund 1998; The Jordan Trust; TJT(B); TJT(B) (Bermuda) Investment Company LTD.; David
W. Zalaznick and Barbara Zalaznick, JT TEN; Leucadia Investors, Inc. and Leucadia National Corporation (collectively, the "Signing Stockholders"), have agreed to vote their shares of reorganized Carmike Common Stock in favor of certain matters, such as certain nominees to the Board of Directors, if they are presented to the stockholders of the Company for approval.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Carmike's directors and executive officers, and persons who beneficially own more than 10% of any class of Carmike's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports ("Form 3") of beneficial ownership and reports of changes ("Form 4") in beneficial ownership of Common Stock and other equity securities of Carmike. Officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish Carmike with copies of all Section 16(a) reports they file. To Carmike's knowledge, based solely on a review of the copies of such reports furnished to Carmike and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended December 31, 2001, except for the failures to timely file reports on Form 3 by Denis F. Cronin and Jane L. Vris to report their becoming directors. These reports have since been filed. Mr. Cronin and Ms. Vris each resigned from the Board of Directors effective April 19, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain information concerning the compensation of Carmike's Chief Executive Officer and each of the other four most highly compensated executive officers of Carmike serving as of December 31, 2001 (these five individuals, collectively, the "named executive officers") for the fiscal years ended December 31, 2001, 2000 and 1999. All options to purchase shares of stock of Carmike that were outstanding immediately prior to the Effective Date of the Plan were cancelled on the Effective Date.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                   ANNUAL           COMPENSATION
                                                                COMPENSATION           AWARDS
                                                             -------------------   ---------------
                                                                                     SECURITIES       ALL OTHER
                                                              SALARY     BONUS       UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION                           YEAR     ($)        ($)      OPTIONS/SARS(#)       ($)
---------------------------------------------------   ----   --------   --------   ---------------   ------------
Michael W. Patrick ................................   2001   $589,719   $ 30,000              0      $   63,886(1)
        President, Chief Executive Officer and        2000    589,719     14,000        100,000                (2)
        Director                                      1999    589,719     44,000              0          63,962

Martin A. Durant(3) ...............................   2001   $213,000   $126,250              0                (2)
         Senior Vice President - Finance,             2000    200,000    267,500         40,000                (2)
         Treasurer and Chief Financial
         Officer

F. Lee Champion, III(4) ...........................   2001   $169,000   $ 62,250              0                (2)
         Senior Vice President, General               2000    169,000      8,750         40,000                (2)
         Counsel, Secretary and Director              1999    162,750     42,500              0      $   19,973

Fred W. Van Noy ...................................   2001   $132,084   $103,750              0                  (2)
         Senior Vice President and Chief              2000    100,000     24,000         40,000                  (2)
         Operating Officer                            1999     93,750     64,000              0            17,642

Anthony J. Rhead ..................................   2001   $105,000   $ 46,250              0           $19,694
         Senior Vice President--Film and              2000    100,000     35,104         40,000                  (2)
         Secretary                                    1999     93,750     67,000              0            18,338


----------------------

(1)      This amount includes $62,008 contributed under the Deferred
Compensation Plan.

(2) The aggregate amount of other annual compensation is less than the lesser of (a) 10% of such officer's total salary and bonus for the year ended December 31, 2001 or (b) $50,000.

(3)      Martin A. Durant joined Carmike in July 1999 as Senior Vice
President -- Finance, Treasurer and Chief Financial Officer and was not one of the four most highly compensated executive officers of Carmike serving as of December 31, 1999.

(4) F. Lee Champion, III resigned as Senior Vice President, General Counsel, Secretary and Director effective at the close of business on December 31, 2001.

         There were no grants during the fiscal year ended December 31, 2001 of stock options or stock appreciation rights to the named executive officers, and no options were exercised by the named executive officers during the last fiscal year. The following table sets forth information with respect to the named executive officers concerning unexercised options held as of the end of the fiscal year ended December 31, 2001. All options to purchase shares of stock of Carmike that were outstanding immediately prior to the Effective Date of the Plan were cancelled on the Effective Date.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                               NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                                                   AT FY-END(#)                            AT FY-END($)(1)
                                    ----------------------------------------     ----------------------------------------
NAME                                   EXERCISABLE          UNEXERCISABLE           EXERCISABLE          UNEXERCISABLE
--------------------------------    -----------------    -------------------     -----------------    -------------------
Michael W. Patrick..............         105,000               100,000                  -0-                   -0-

Martin A. Durant................           6,000                40,000                  -0-                   -0-

F. Lee Champion, III............          30,000                40,000                  -0-                   -0-

Anthony J. Rhead................          37,500                40,000                  -0-                   -0-

Fred W. Van Noy.................          45,000                40,000                  -0-                   -0-

(1) An option is "in-the-money" if the fair market value of Carmike's Class A Common Stock exceeds the exercise price. None of the options held by the named executive officers were "in-the-money" on December 31, 2001. All of the options held by the named executive officers had exercise prices per share that were greater than the fair market value of Carmike's Class A Common Stock, which was $3.41 per share, on December 31, 2001.

COMPENSATION OF DIRECTORS

         During fiscal year 2001, the members of the Board of Directors who were not employees of the Company each waived the $5,000 annual retainer for serving on the Board of Directors since the Company was involved in the Chapter 11 Cases. As of this fiscal year, directors receive $2,500 per meeting for participating in meetings of the Board of Directors, not to exceed $10,000 a year per director, except that Roland C. Smith and Alan J. Hirschfield each receive $25,000 a year and an additional $1,000 per meeting for participating in meetings of the Board of Directors. Employees of the Company do not receive any additional compensation for serving on the Board of Directors.

EMPLOYMENT CONTRACTS

         In connection with the Company's reorganization, Michael W. Patrick and Carmike have entered into a Chief Executive Officer ("CEO") employment agreement effective January 31, 2002 that modifies and supersedes the former employment agreement. The new five-year term agreement provides for a base annual salary of $850,000 per year plus, if certain Carmike performance targets are achieved, an annual bonus of up to fifty percent of his base salary for the year in which the targets are achieved. The agreement further provides that, on each of the third, fourth, and fifth anniversary dates of the Effective Date, the Company shall issue and/or deliver to Michael W. Patrick the number of shares of Carmike Common Stock that would be equivalent to 260,000 shares of Carmike Common Stock if such stock had been issued and owned continuously from the Effective Date. However, no such installment delivery shall be made if earlier Michael W. Patrick's employment was terminated for "cause" (as defined in the agreement) or Michael W. Patrick breached certain covenants relating to non-competition and fiduciary duties set forth in the agreement; all installment deliveries that have not been made or canceled shall be made immediately upon the occurrence of his death or a "change in control" (as defined and to the extent provided in the agreement). The shares are issuable under the new Carmike Cinemas, Inc. 2002 Stock Plan (the "2002 Stock Plan") that was described in the Plan.

         Michael W. Patrick's employment agreement further provides that, in the event there is a "change in control" (as defined in the agreement), the employment agreement will be automatically extended for a period of five years, beginning on the first day of the month during which such change in control occurs. A change in control shall not be deemed to have occurred as a result of the commencement of the Chapter 11 Cases by Carmike or pursuant to a plan of reorganization approved by the Bankruptcy Court with respect to Carmike. In the event of Michael W. Patrick's (i) involuntary termination of employment with Carmike (other than by reason of death, disability or for "cause" (as defined in the agreement) or (ii) following a "change in control," resignation for "good reason" (as defined in the agreement), Michael W. Patrick will be entitled to a lump sum payment equal to his base salary and, if applicable, the target bonus for the year of his employment termination multiplied by the number of full and partial years remaining in his employment term. On April 15, 2002, the Bankruptcy Court entered an Order in Aid of Consummation of Amended Plan of Reorganization in which it authorized Carmike to execute the employment agreement and to issue the shares of Common Stock in accordance with the terms of the employment agreement, as described.

         In July 1999, Martin A. Durant entered into an employment agreement with Carmike with respect to his services as Senior Vice President -- Finance and Chief Financial Officer. This agreement provides a base salary of $16,666.66 per month. This agreement also provides for life insurance and health benefits granted to other officers of Carmike.

EMPLOYEE BENEFIT PLANS

         Carmike has two effective employee benefit plans since the Effective Date of the Plan of Reorganization in which executive officers participate: (1) the Deferred Compensation Plan and (2) the 2002 Stock Plan.

Deferred Compensation Plan

         Carmike maintains a Deferred Compensation Plan for certain executive officers, including the named executive officers, pursuant to which Carmike pays additional compensation quarterly on a pre-tax basis equal to 10% of an employee's taxable compensation. Distributions from the plan are made upon or shortly after normal retirement, disability, death or termination of employment of a participant.

Carmike Cinemas, Inc. 2002 Stock Plan

         As part of the Plan, Carmike adopted the 2002 Stock Plan effective January 31, 2002 and reserved one million (1,000,000) shares of Common Stock for issuance under the 2002 Stock Plan. The 2002 Stock Plan is intended to provide incentives which will attract, retain and motivate highly competent persons as officers and key employees of, and consultants to, Carmike and its subsidiaries and affiliates, by providing them opportunities to acquire shares of the Company's Common Stock or to receive monetary payments based on the value of such shares.

         The Stock Option Committee administers the 2002 Stock Plan and designates the participants, which are individuals that the Stock Option Committee determines to be significantly responsible for the success and future growth and profitability of the Company. The Stock Option Committee also determines the amount, type, conditions for vesting or exercisability, and other terms and conditions of participant awards. Awards may be made in the form of stock options, stock grants, stock appreciation rights, stock units, performance-based awards or any combination thereof.

Carmike Cinemas, Inc. Employee Retention and Severance Plan

         On November 21, 2000, the Board of Directors approved the Carmike Cinemas, Inc. Retention and Severance Plan (the "Retention and Severance Plan"). The Retention and Severance Plan, which was approved by order of the Bankruptcy Court on January 31, 2001, was designed to supplement temporarily the salaries of key employees in order to maintain competitive compensation levels for such employees during their continued employment with the Company while the Chapter 11 Cases were proceeding. The Retention and Severance Plan also was designed to reassure key employees that they would not suffer a financial hardship in the unlikely event that their employment was involuntarily terminated without cause.

         Participants in the Retention and Severance Plan were designated by the Board of Directors. Sixty-one key employees participated in the Retention and Severance Plan, including the named executive officers, except for the Chief Executive Officer. Each participant was placed in a category depending on the participant's job title and was entitled to receive an annual retention bonus in an amount equal to a percentage of the participant's annual base salary, ranging from 100% for certain senior officers to 25% for other key employees. The bonus percentages specified by the Board of Directors for the named executive officers participating in the Retention and Severance Plan were: 100% for Martin A. Durant and Fred W. Van Noy and 50% for F. Lee Champion, III and Anthony J. Rhead.

         The retention bonuses were payable in two or three installments, depending upon the category to which an employee belonged. On February 28, 2001, Carmike paid 25% of the retention bonuses to each eligible participant in the Retention and Severance Plan. As a result, the following payments were made to named executive officers and are reflected in the "Bonus" column of the Summary Compensation Table:

         Martin A. Durant        $50,000       Fred W. Van Noy      $33,750
         F. Lee Champion, III    $21,125       Anthony J. Rhead     $12,500

         If the participant was employed with Carmike through August 31, 2001, then that participant received either up to 25% or 75% of his or her remaining retention bonus depending upon the category to which the participant belonged and, in some cases, Carmike's actual operating performance in comparison to its 2001 annual operating budget approved by the Board of Directors and the statutory creditors' committee in the Chapter 11 Cases. The following payments were made to named executive officers on August 31, 2001 and are reflected in the "Bonus" column of the Summary Compensation Table:

         Martin A. Durant        $56,250        Fred W. Van Noy     $33,750
         F. Lee Champion, III    $21,125        Anthony J. Rhead    $13,750

Certain participants received up to 50% of their remaining retention bonus, depending upon Carmike's actual operating performance in comparison to its 2001 annual operating budget, on February 28, 2002. The following payments were made to named executive officers on February 28 2002:

         Martin A. Durant        $112,500       Fred W. Van Noy     $67,500
         Anthony J. Rhead        $ 27,500

F. Lee Champion, III resigned as Senior Vice President, General Counsel, Secretary and Director of Carmike effective December 31, 2001 and, thus, did not receive a retention bonus on February 28, 2002.

No retention bonus was paid to any participant who terminated employment for any reason (other than death or disability) prior to the scheduled payment date.

         Finally, the Retention and Severance Plan provided for severance payments upon a participant's involuntary termination of employment (other than for cause or by reason of death or disability) or, following a change in control, resignation for good reason. No participants became entitled to any severance payments under the Carmike Cinemas, Inc. Employee Retention and Severance Plan prior to its termination. The Employee Retention and Severance Plan terminated by its terms on the Effective Date.

Carmike Cinemas, Inc. 1998 Class A Stock Option Plan

         Carmike did not issue any stock options under the Carmike Cinemas, Inc. 1998 Class A Stock Option Plan (the "1998 Stock Option Plan") during the 2001 fiscal year. Further, all of the pre-reorganization Class A Common Stock available for issuance and all of the outstanding stock options granted under the 1998 Stock Option Plan were cancelled on the Effective Date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 2001, Carmike had no Compensation Committee and no Board committee performing a similar function. The following officers and employees of Carmike participated in deliberations of the Board of Directors concerning executive officer compensation during the fiscal year ended December 31, 2001: Michael W. Patrick, Martin A. Durant and F. Lee Champion, III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As part of the reorganization on January 31, 2002, each share of pre-reorganization Class A or Class B Common Stock of the Company was converted into 0.194925 of one share of reorganized Carmike Common Stock. Also on January 31, 2002, pursuant to the Plan, the holders of the pre-reorganization Series A Preferred Stock of the Company received in the aggregate 41.2% of the reorganized Carmike Common Stock, and certain holders of $45,685,000 of the 9-3/8% Senior Subordinated Notes due 2009 (the "Original Senior Subordinated Notes") received in the aggregate 26.6% of the reorganized Carmike Common Stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS

         The following table sets forth certain information as to the Common Stock of Carmike beneficially owned as of March 31, 2002 by each person, other than persons whose ownership is reflected under the caption "Security Ownership of Management," who is known to Carmike to own, directly or indirectly, more than 5% of the outstanding shares of Carmike's Common Stock, and reflects information presented either in each such person's filings with the Commission or otherwise provided to Carmike.

                                                                                           PERCENT
                                                                BENEFICIAL OWNERSHIP          OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                                       CLASS(1)
-----------------------------------------------------------     --------------------       --------
The Goldman Sachs Group, Inc.(2)
         85 Broad Street
         New York, New York 10004..........................          4,199,527               46.7%
Leucadia Investors, Inc.(3)
         315 Park Avenue South
         New York, New York 10010..........................          1,001,570               11.1%

--------------

(1) Percent of class is with respect to outstanding shares of Common Stock as of March 31, 2002 (approximately 9,000,000 shares of Common Stock outstanding on that date).

(2) According to the Amendment to Form 4 filed by Goldman Sachs & Co. ("Goldman Sachs"), The Goldman Sachs Group, Inc. ("GS Group") and certain affiliates on April 1, 2002, Goldman Sachs and GS Group may be deemed to own beneficially and indirectly in the aggregate 4,199,527 shares of Common Stock through certain investment partnerships of which affiliates of Goldman Sachs and GS Group are the general partner, managing partner or managing general partner (the "Limited Partnerships"). Goldman Sachs is the investment manager of certain of the Limited Partnerships. The Limited Partnerships and their respective beneficial ownership of shares of Carmike Common Stock are: (a) GS Capital Partners III, L.P. -- 2,860,981, (b) GS Capital Partners III Offshore, L.P. -- 786,517, (c) GS Capital Partners III Germany Civil Law Partnership -- 132,077, (d) Stone Street Fund 1998, L.P. -- 322,593 and (e) Bridge Street Fund 1998, L.P. -- 97,359. Goldman Sachs and GS Group each disclaim beneficial ownership of the securities owned by the Limited Partnerships except to the extent of their pecuniary interest therein.

(3) According to the Schedule 13D filed by Leucadia National Corporation and certain affiliates on February 11, 2002, Leucadia Investors, Inc. is the direct owner of 114,903 shares of Common Stock. Leucadia Investors, Inc. is an indirect wholly-owned subsidiary of Leucadia National Corporation; both entities are New York corporations. Leucadia National Corporation may be deemed to be the beneficial owner of the Common Stock shares by virtue of its shared powers to direct the voting and disposition by Leucadia Investors, Inc. of such shares. In addition, Leucadia National Corporation is the direct owner of 886,667 shares of Common Stock. Ian M. Cumming is the Chairman of the Board of Directors of Leucadia National Corporation. John W. Jordan, II, David
         W. Zalaznick and Leucadia Investors, Inc. are each a general partner in The Jordan Company, a New York general partnership organized in 1982, which was one of the three original investors in the leveraged buyout of Carmike in April 1982.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information as to the Common Stock beneficially owned as of March 31, 2002 by each of Carmike's current directors and executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation and Other Information" and all directors and executive officers as a group.

                                                                      BENEFICIAL     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                  OWNERSHIP      OF CLASS
-----------------------------------------------------------------     ----------     --------
Michael W. Patrick(1) ............................................       131,947          1.5%
Martin A. Durant .................................................            --           --
Anthony J. Rhead .................................................            --           --
Fred W. Van Noy ..................................................            19            *
Ian M. Cumming(2) ................................................       180,283          2.0%
Elizabeth C. Fascitelli(3) .......................................     4,199,527         46.7%
Richard A. Friedman(3)
Kenneth A. Pontarelli(3)
Alan J. Hirschfield ..............................................            --           --
John W. Jordan, II(4)(5) .........................................     1,227,785         13.6%

Carl L. Patrick, Jr.(6) ..........................................       118,619          1.3%
Roland C. Smith ..................................................            --           --
David W. Zalaznick(4)(7) .........................................       930,120         10.3%
All directors and executive officers as a group (17) persons
         (8) .....................................................     6,788,363         75.4%

--------------
*        Indicates less than 1%.
---      Indicates no ownership.

(1) Includes 7,695 shares of Common Stock held by Michael W. Patrick as custodian for his minor son; Michael W. Patrick has voting and investment power with respect to such shares but disclaims beneficial ownership thereof. Excludes 11,613 shares of Common Stock held in trust for Michael W. Patrick by C.L. Patrick, as trustee, the remainder interest of which Michael W. Patrick has purchased. Also excludes the 780,000 shares of Common Stock issuable to Michael W. Patrick under the 2002 Stock Plan pursuant to his employment agreement.

(2) Based on the Form 3 filed with the Commission, Mr. Cumming may be deemed to indirectly own 180,283 shares of Common Stock through the following ownership structure. According to the Form, Leucadia Investors, Inc. ("LII") directly owns 112,000 shares of Common Stock. LII is a wholly owned subsidiary of Leucadia, Inc. ("LI"), which in turn is a wholly owned subsidiary of Leucadia National Corporation ("Leucadia"). In addition, Leucadia directly owns 886,667 shares of Common Stock. Mr. Cumming beneficially owns, directly and through family members, 18.0% of the common shares of Leucadia (including shares issuable pursuant to currently exercisable warrants). Therefore, through his ownership of 18.0% of Leucadia, Mr. Cumming may be deemed to be the indirect beneficial owner of 180,283 shares of Common Stock (approximately 18.0% of the shares of Common Stock held by Leucadia).

(3) Ms. Fascitelli and Mr. Friedman are managing directors of Goldman Sachs, and Mr. Pontarelli is a vice president of Goldman Sachs. Based on Amendments to Form 4 filed with the Commission and includes the 4,199,527 shares of Common Stock which Goldman Sachs or GS Group has reported and may be deemed to own beneficially and indirectly through the Limited Partnerships. Ms. Fascitelli, Mr. Friedman and Mr. Pontarelli disclaim beneficial ownership of the 4,199,527 shares of Common Stock held by the Limited Partnerships. Also does not include shares of Common Stock which may be deemed to be beneficially owned by Goldman Sachs as a result of ordinary course trading activities from time to time or shares of Common Stock held in client accounts ("Managed Accounts") with respect to which Goldman Sachs or its employees have voting or investment discretion or both. Goldman Sachs, Ms. Fascitelli, Mr. Friedman and Mr. Pontarelli disclaim beneficial ownership of the Common Stock held in Managed Accounts, except to the extent of their pecuniary interest therein.

(4) John W. Jordan, II, David W. Zalaznick and Leucadia Investors, Inc. are each a general partner in The Jordan Company, a New York general partnership organized in 1982, which was one of the three original investors in the leveraged buyout of Carmike in April 1982. Does not include 1,001,570 shares of Common Stock beneficially owned by Leucadia Investors, Inc. Until May 26, 1995, Mr. Jordan was a director of Leucadia National Corporation.

(5) Consists of 87,366 shares of Common Stock owned by The Jordan Trust, a charitable remainder trust; 3,918 shares of Common Stock owned by The TJT(B), a charitable remainder trust; and 1,136,501 shares of Common Stock owned by TJT(B) (Bermuda) Investment Company Ltd, a Bermuda company wholly owned by TJT(B). Mr. Jordan is the sole trustee of The Jordan Trust and The TJT(B) and retains full investment and voting powers.

(6) Includes 39 shares of Common Stock owned by Carl L. Patrick, Jr.'s wife, as to which shares Carl L. Patrick, Jr. disclaims beneficial ownership. Includes 97 shares of Common Stock held as custodian for his son. Excludes 11,613 shares of Common Stock held in trust for Carl L. Patrick, Jr. by Frances E. Patrick, as trustee, the remainder interest of which Carl L. Patrick, Jr. has purchased.

(7) Includes an aggregate of 2,340 shares held by three irrevocable trusts for the benefit of Mr. Zalaznick's minor children (Mr. Oded Oboodi is the trustee of these trusts), 10 shares held by Mr. Zalaznick as custodian for his minor son and 15 shares held by Mr. Zalaznick as custodian for his minor daughter. Mr. Zalaznick disclaims beneficial ownership of such 2,365 shares.

(8) Includes 63 shares of Common Stock owned by an unnamed executive officer.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Carmike has an aircraft lease agreement dated July 1, 1983, with C.L.P. Equipment, a sole proprietorship of which C.L. Patrick, a director of Carmike until April 19, 2002, is the owner. Pursuant to the aircraft lease agreement Carmike paid $190,522 in the year ended December 31, 2001. Carmike believes that this transaction is on terms no less favorable to Carmike than terms available from unaffiliated parties in arm's-length transactions.

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

         Elizabeth C. Fascitelli and Richard A. Friedman are managing directors of Goldman Sachs, and Kenneth A. Pontarelli is a vice president of Goldman Sachs. Goldman Sachs and its subsidiaries have provided investment banking and related financial services to Carmike during 2001 and are expected to provide similar services to Carmike in 2002. Ms. Fascitelli and Mr. Friedman initially were elected as directors of Carmike pursuant to a Stock Purchase Agreement dated November 22, 1998 relating to the sale of the Series A Preferred Stock, pursuant to which certain affiliates of Goldman Sachs purchased an aggregate of 550,000 shares of the Series A Preferred Stock for an aggregate purchase price of $55.0 million. The holders of the Series A

Preferred Stock received 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock on January 31, 2002 provided for issuance in the Plan, and Ms. Fascitelli and Messrs. Friedman, Pontarelli and Roland C. Smith have been designated by GS Capital Partners III, L.P. pursuant to the Stockholders' Agreement effective January 31, 2002 to be members of the Board of Directors of the Company.

         On February 3, 1999, Carmike sold $200 million in principal amount of the Original Senior Subordinated Notes, of which $140 million in principal amount was purchased by Goldman Sachs. In addition, on February 25, 1999, Carmike entered into a $75 million Term Loan B for which Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, was a lead arranger and syndication agent. Goldman Sachs' claims regarding the Original Senior Subordinated Notes were exchanged in the Chapter 11 Cases for the 10-3/8% Senior Subordinated Notes due 2009 (the "New Senior Subordinated Notes") and its Original Senior Subordinated Notes were cancelled. Also, on the Effective Date, the holders of claims related to the $75 million Term Loan B for which Goldman Sachs' affiliate served as a lead arranger and syndication agent, received new bank debt pursuant to a new term loan credit agreement, for which Goldman Sachs does not serve as lead arranger and syndication agent, and cash, as previously reported.

         Also as previously reported, certain holders of $45,685,000 in aggregate principal amount of the Original Senior Subordinated Notes received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock provided for issuance in the Plan. Each holder that exchanged such notes for shares of reorganized Carmike Common Stock received 886,667 shares of reorganized Carmike Common Stock. These holders include: (a) TJT (B) (Bermuda) Investment Company Ltd., a Bermuda company wholly owned by TJT
(B), of which John W. Jordan, II is the sole trustee, (b) David W. Zalaznick and his wife Barbara Zalaznick, as joint tenants, and (c) Leucadia National Corporation, of which Ian M. Cumming is also a director and Chairman.

         In addition, in accordance with the terms of the Stockholders' Agreement, Jordan/Zalaznick Advisers, Inc., which is fifty percent owned by each of John W. Jordan, II and David W. Zalaznick, has named John W. Jordan, II, David W. Zalaznick and Ian M. Cumming, Chairman of the Board of Directors of Leucadia National Corporation, as its designees to the Board of Directors. Although Leucadia National Corporation is not a stockholder of Jordan/Zalaznick Advisers, Inc., Leucadia National Corporation or its subsidiaries provide consulting services to Jordan/Zalaznick Advisers, Inc. for a fee, and Mr. Cumming and Joseph S. Steinberg, a director and President of Leucadia National Corporation, are directors of Jordan/Zalaznick Advisers, Inc. In addition, Mr. Jordan, Mr. Zalaznick and Leucadia, Inc. are members of The Jordan Company LLC.

         Finally, pursuant to the Stockholders' Agreement, Michael W. Patrick, as CEO of the Company, and Carl L. Patrick, Jr. are designees to the Board. Alan
J. Hirschfield has been designated by the CEO to serve on the Board, and his designation was subsequently approved by the Board in accordance with the Stockholders' Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARMIKE CINEMAS, INC.

Date:  April 26, 2002                  By: /s/ Michael W. Patrick
                                           -------------------------------------
                                           Michael W. Patrick
                                           President and Chief Executive Officer