Form 10-Q
period 2002-03-31
CARMIKE CINEMAS INC
filed 2002-05-13
CIK 799088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-14993

CARMIKE CINEMAS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-1469127 (I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia (Address of Principal Executive Offices)	31901-2109 (Zip Code)

(706) 576-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value —
         8,991,262 shares outstanding as of May 8, 2002

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$21,466	$94,187

Accounts and notes receivable	555	692

Inventories	2,617	3,072

Recoverable construction allowances	6,200	8,175

Recoverable income taxes	14,700	-0-

Prepaid expenses	5,179	5,140

Total current assets	50,717	111,266

Other assets:

Investments in and advances to partnerships	6,702	7,095

Other (including restricted cash of $13,185 in 2001)	6,853	15,984

	13,555	23,079

Property and equipment

Land	58,366	58,707

Buildings and improvements	146,765	146,728

Leasehold improvements	217,778	218,352

Leasehold interest	5,841	5,841

Equipment	180,112	179,619

	608,862	609,247

Accumulated depreciation and amortization	(157,078)	(149,154)

	451,784	460,093

Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$539,410	$617,792

See accompanying notes

	March, 31 2002	December 31, 2001

	(unaudited)
Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$17,246	$22,291

Accrued expenses	39,078	32,028

Current maturities of long-term indebtedness and capital lease obligations	22,244	2,289

Total current liabilities	78,568	56,608

Long-term liabilities:

Long-term debt, less $21,337 and $1,418 in current maturities at March 31, 2002 and December 31, 2001 and $444,806 classified as subject to compromise at December 31, 2001	363,945	-0-

Capital lease obligations, less current maturities and $3,120 classified as subject to compromise at March 31, 2002 and December 31, 2001	47,169	47,423

Restructuring reserve, less $24,683 classified as subject to compromise at March 31, 2002 and December 31, 2001	-0-	-0-

Deferred income taxes	1,927	1,927

Other	534	-0-

	413,575	49,350

Liabilities subject to compromise	53,798	508,100

Shareholders’ equity:

5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 550,000 shares at December 31, 2001; involuntary liquidation value of $55,000,000	-0-	550

Class A Common Stock, $.03 par value, one vote per share, authorized 20,000,000 shares, issued and outstanding 8,991,262 shares at March 31, 2002 and authorized 22,500,000 shares, issued and outstanding 10,018,287 shares at December 31, 2001	270	301

Class B Common Stock, $.03 par value, ten votes per share, authorized 5,000,000 shares, issued and outstanding 1,370,700 shares at December 31, 2001	-0-	41

Treasury Stock, at cost, 44,800 shares at December 31, 2001	-0-	(441)

Paid-in capital	204,638	158,772

Retained earnings (deficit)	(211,439)	(155,489)

	(6,531)	3,734

	$539,410	$617,792

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Revenues:

Admissions	$78,659	$68,468

Concessions and other	37,794	31,236

	116,453	99,704

Costs and expenses:

Film exhibition costs	40,228	34,776

Concession costs	4,952	4,147

Other theatre operating costs	45,151	46,444

General and administrative expenses	2,413	1,624

Depreciation and amortization expenses	8,027	10,782

	100,771	97,773

Operating income	15,682	1,931

Interest expense (Contractual interest for both the three months ended March 31, 2002 and 2001 was $11,532 and $12,849, respectively)	71,527	1,611

Net income (loss) before reorganization costs and income taxes	(55,845)	320

Reorganization costs	14,805	1,566

Net (loss) before income taxes	(70,650)	(1,246)

Income tax (benefit)	(14,700)	-0-

Net (loss) available for common stock	$(55,950)	$(1,246)

Weighted average shares outstanding:

Basic and diluted	9,817	11,344

(Loss) per common share:

Basic and diluted	$(5.70)	$(0.11)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Three Months Ended
	March 31 ,

	2002	2001

Operating Activities

Net (loss)	$(55,950)	$(1,246)

Adjustments to reconcile net loss to net cash provided by (used by) operating activities:

Depreciation and amortization	8,027	10,782

Recoverable income taxes	(14,700)	-0-

Non-cash reorganization items	15,386	(1,715)

Non-cash compensation	534	-0-

Changes in operating assets and liabilities:

Accounts and notes receivable and inventories	985	(1,132)

Prepaid expenses	9,022	1,917

Accounts payable	(5,045)	(12,263)

Accrued expenses and other liabilities	(9,939)	1,352

Net cash used in operating activities	(51,680)	(2,305)

Investing Activities

Purchases of property and equipment	(56)	(2,990)

Proceeds from sales of property and equipment	548	1,953

Net cash provided by (used in) investing activities	492	(1,037)

Financing Activities

Debt:

Additional borrowings	21,705	-0-

Repayments	(45,213)	(7,249)

Recoverable construction allowances under capital leases	1,975	1,774

Net cash used in financing activities	(21,533)	(5,475)

Decrease in cash and cash equivalents	(72,721)	(8,817)

Cash and cash equivalents at beginning of period	94,187	68,271

Cash and cash equivalents at end of period	$21,466	$59,454

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three Months Ended March 31, 2002 and 2001

NOTE 1 — BASIS OF PRESENTATION

On August 8, 2000 (the “Petition Date”), Carmike and its subsidiaries, Eastwynn Theatres, Inc. (“Eastwynn”), Wooden Nickel Pub, Inc. (“Wooden Nickel”) and Military Services, Inc. (collectively “the Company”) filed voluntary petitions for relief under Chapter 11 (“the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company reported in accordance with Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) from August 8, 2000 through January 31, 2002. SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statement of Operations.

On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002 (the “Effective Date”).

Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — PROCEEDINGS UNDER CHAPTER 11

On August 8, 2000 (the “Petition Date”) Carmike and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively, the “Company”) filed voluntary petitions for relief under chapter 11 (the “Chapter 11 Cases”) of title 11 of the U.S. Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002 (the “Effective Date”).

In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date were subject to compromise or other treatment until a plan of reorganization was confirmed by the Bankruptcy Court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company were stayed while the Company continued their business operations as debtors-in-possession.

The Company could not pay pre-petition debts without prior Bankruptcy Court approval during the Chapter 11 Cases. Immediately after the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Company to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted the Company to operate its consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Company; (iv) authorized the Company to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers’ compensation insurance to aid the Company in maintaining operation of their theatres and approximately $37 million to film distributors as set forth below; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

As debtors-in-possession, the Company had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during the Chapter 11 Cases. In this context, “assumption” means that the Company agrees to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Company is relieved from obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, the Company received approval from the Bankruptcy Court to reject theatre leases relating to 136 theatre locations of the Company. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

As a result of the Chapter 11 Cases, no principal or interest payments were made on unsecured pre-petition debt. On October 27, 2000, the Company received Bankruptcy Court approval to make debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia. The Company reached an agreement with its creditor constituencies that provides for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. The Company made payments to the secured lenders in the amount of $8,272,821 on March 5, 2001 and made payments of $500,000 per month as adequate protection payments. All of these payments are treated as principal payments under the creditor agreement.

Additionally, after the Petition Date, the Company could not declare dividends for its Preferred Stock. Preferred Stock dividends of $7.0 million and $2.3 million were in arrears at December 31, 2001 and 2000. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrued rate increases to 8.5%. In view of the Company’s having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock designated two additional directors to the Company’s Board of Directors.

Also, during the Chapter 11 Cases, the Company reached an agreement to restructure its master lease facility with MoviePlex Realty Leasing, L.L.C. (“MoviePlex”) and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the “New Master Lease”). Under the New Master Lease, Carmike has entered into a new 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The Original MoviePlex Lease was terminated and prepetition defaults of $493,680 under the Original MoviePlex Lease were paid. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.

All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the New Master Lease bears interest from the date which is five days from the due date until paid by Carmike at the rate of 2% above the published prime rate of Wachovia Bank, N.A. Under the New Master Lease, Carmike pays all real estate taxes with respect to the leased premises.

When the Plan became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which cancelled all then existing Class A and Class B Common Stock and Preferred Stock of the Company and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only reorganized Carmike Common Stock outstanding and has approximately nine million (9,000,000) shares of such stock outstanding.

         Material features of the Plan are:

•	The Plan provides for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

•	The holders of Carmike’s cancelled Class A and Class B Common Stock received in the aggregate 22.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	The holders of Carmike’s cancelled Series A Preferred Stock received in the aggregate 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9-3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the Chapter 11 Cases (the “Original Senior Subordinated Notes”) received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the “2002 Stock Plan”) and 780,000 shares under the 2002 Stock Plan have been issued to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company.

•	The holders of Bank Claims in the Chapter 11 Cases received New Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Effective Date. “Bank Claims”

consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. “New Bank Debt” consists of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; and (b) 7.75% per annum.

•	Carmike issued $154,315,000 of its new 10-3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”) in exchange for $154,315,000 aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

•	136 of Carmike’s underperforming theatres were closed. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

•	General unsecured creditors will receive, cash and notes including certain amounts included in liabilities subject to compromise with an annual interest rate of 9.4% in resolution of their allowed claims under the Chapter 11 Cases.

On the Effective Date, the Company entered into a new Term Loan Credit Agreement (the “Post-Confirmation Credit Agreement”), which governs the terms of the New Bank Debt. The Company’s subsidiaries have guaranteed the Company’s obligations under the Post-Confirmation Credit Agreement. The lenders under the Post-Confirmation Credit Agreement have (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the capital stock of all Company subsidiaries; and (iii) a second priority, security interest in substantially all personal property owned by the Company and its subsidiaries. All of the security interests and liens that secure the New Bank Debt under the Post-Confirmation Credit Agreement are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

The final maturity date of the New Bank Debt loans under the Post-Confirmation Credit Agreement is January 31, 2007. The principal payments of $10 million are due June 30 and December 31 of each year, beginning June 30, 2002 and ending June 30, 2006. In addition, the Post-Confirmation Credit Agreement contains covenants that require the Company, among other things, to meet certain financial ratios and that prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Post-Confirmation Credit Agreement as to when the Company must prepay portions of the loans.

Also on the Effective Date, the Company closed on a Revolving Credit Agreement (the “Revolving Credit Agreement”) totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Effective Date, borrowed $20 million of the Revolving Credit Agreement in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit

Agreement. As of March 31, 2002, the Company has repaid the borrowed $20 million and has no outstanding balance under the Revolving Credit Agreement.

The interest rate for borrowings under the Revolving Credit Agreement is set from time to time at the Company’s option (subject to certain conditions set forth in the Credit Agreement) at either: (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 1.75% per annum or (ii) the applicable LIBOR Rate (as defined in the Revolving Credit Agreement) plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Revolving Credit Agreement) outstanding from time to time. Borrowings under the Revolving Credit Agreement are secured by first priority security interests in substantially all tangible or intangible property of the Company (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex Realty Leasing, L.L.C.). The Revolving Credit Agreement contains covenants that, among other things, prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Revolving Credit Agreement as to when the Company must prepay portions of the loans.

In addition, on the Effective Date and pursuant to the Plan, the Company issued $154,315,000 10-3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”), in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note Claims in the Company’s bankruptcy case relating to the Company’s former 9-3/8% Senior Subordinated Notes due 2009 (the “Original Senior Subordinated Notes”); the remaining $45,685,000 in aggregate principal amount of the Original Notes were exchanged under the Plan for shares of reorganized Company Common Stock, as previously reported. The New Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the “Indenture”). The Company subsidiary guarantees of the New Senior Subordinated Notes are junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company’s Senior Debt (as defined in the Indenture and includes the debt described above under the Post-Confirmation and Revolving Credit Agreements). Interest at 10-3/8% per annum from the issue date to maturity is payable on the New Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The New Senior Subordinated Notes are redeemable at the Company’s option under certain conditions on or after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Confirmation and Revolving Credit Agreement as described above, asset sales, changes of control and transactions with affiliates.

The reorganization value of the assets of the Company immediately before the Effective Date was greater than the total of all post-petition liabilities and allowed claims and the Plan does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its historical basis of accounting.

Reorganization costs for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands):

	March 31,	March 31,
	2002	2001

Write-off of loan origination fees	$8,034	$-0-

Gain on interest rate swap	444	-0-

Gain on sale of assets	(15)	(851)

Interest income	(107)	(626)

Professional fees and other	6,449	2,270

	$14,805	$1,566

NOTE 3 — LIABILITIES SUBJECT TO COMPROMISE

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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at March 31, 2002 and December 31, 2001 are as follows (in thousands):

	March 31,	December 31,
	2002	2001

Long-term debt	$-0-	$444,806

Accounts payable	21,671	14,970

Accrued expenses	4,339	20,981

Restructuring reserves	24,668	24,668

Other liabilities	3,120	2,675

	$53,798	$508,100

NOTE 4 — INCOME TAXES

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

In connection with the reorganization, it is anticipated that the Company may undergo an ownership change or changes within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of the Company to use the net operating losses and credits may be severely limited and will be subject to an annual limitation based on the product of the fair value of the Company immediately before reorganization multiplied by the federal long-term tax exempt bond rate.

For tax purposes, the discharge of the liabilities pursuant to the Chapter 11 Cases may result in income that is excluded from the Company’s taxable income. However, certain of the Company’s tax attributes, including net operating loss carryforwards and tax credits, may be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company’s property must be reduced by the amount of the excluded cancellation of debt income. It is estimated that after the reorganization and the items discussed below, the Company will have approximately $127.1million in federal and state net operating loss carryovers.

The Company has recorded a benefit for taxes refundable under the “Job Creation and Worker Assistance Act of 2002” (the Act) of $14.7 million. The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax during any tax year in the carryback period, because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income, can utilize this provision to obtain a refund.

The Company will be amending its U.S. Federal income returns using Federal net operating loss carryback claims for the tax years 1996, 1997, and 1998 to obtain refunds of regular tax and alternative minimum tax of $8.3 million and $6.4 million, respectively. The total carryback will be filed shortly after filing the 2001 U.S. Federal income tax return. The alternative minimum tax credit carryover of $6.04 million will be reduced to zero as a result of the net operating loss carryback claims.

NOTE 5 — STOCK OPTION PLAN

Under the 2002 Stock, the Company granted the President and Chief Executive Officer, Michael W. Patrick, 780,000 shares of Common Stock on January 31, 2002, which will vest during a five year time period. The Company is recording compensation expense associated with this grant ratable over the five year time period. Compensation expense amounted to $534 thousand in the quarter ended March 31, 2002.

NOTE 6 — CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

Carmike’s subsidiaries, Eastwynn, Wooden Nickel and Military Services, fully, unconditionally, jointly and severally guarantee Carmike’s $154 million principal amount of Subordinated Notes.

Eastwynn, Wooden Nickel and Military Services are direct, U.S. subsidiaries of Carmike. Carmike and the guarantor subsidiaries conduct substantially all of the operations of Carmike and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Carmike also has several unconsolidated affiliates which are not guarantors of the Subordinated Notes and are inconsequential to Carmike on a consolidated basis.

The following is summarized condensed combined financial information for the guarantor subsidiaries of Carmike (in thousands) (unaudited):

March 31,
2002

Current assets	$20,142

Current liabilities	20,407

Noncurrent assets	365,444

Noncurrent liabilities	323,479

	Three Months Ended
	March 31,

	2002	2001

Revenues	$93,171	$79,587

Operating income	15,842	4,454

Net income	10,883	3,448

Operating income and net income are net of intercompany management fees of approximately $5.4 million and $4.7 million for the three months ended March 31, 2002 and 2001, respectively. As previously noted (see Note 1 — Basis of Presentation and Note 2 — Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions for relief under Chapter 11 of the United States Bankruptcy Code on August 8, 2000.

NOTE 7 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001 SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. During the first quarter of 2002, Carmike discontinued amortization of these intangible assets resulting in reduced expenses of approximately $0.4 million ($0.04 per share-basic and diluted). During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

The Company recorded $0.4 million of intangible amortization in the first quarter of 2001. The Company’s net loss and net loss-basic and diluted share would have been $(0.9) million and $(0.08), respectively if such amortization had not been recorded in the first quarter ended March 31, 2001.

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, and applies to all long-lived assets (including discontinued operations). Effective January 1, 2002, the Company adopted SFAS 144, which did not have a material effect on its results of operations.

NOTE 8 — RECLASSIFICATIONS

Certain 2001 amounts in the accompanying condensed consolidated financial statements and footnotes have been reclassified to conform to the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Risk Factors and Cautionary Statements

         The following discussion and analysis should be read in conjunction with financial statements and the notes thereto of Carmike Cinemas, Inc. (“Carmike”) and its subsidiaries (collectively, the “Company”) included herein and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         Except for the historical information herein, this Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, forward-looking statements under the headings “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements appear in a number of places in this Report and include statements regarding the Company’s intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, (iii) the impact of competition, and (iv) the impact of the Chapter 11 Cases (as defined below). The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information.

         Carmike cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause Carmike’s actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in Carmike’s markets, the availability of opportunities for expansion, the effect of consolidations in the movie exhibition industry, competition with other forms of entertainment and other factors including, but not limited to, the following:

•	there can be no assurance that the cash and cash equivalents on hand at March 31, 2002 generated by the Company from operations and cash available under the Revolving Credit Agreement (as defined below) will be sufficient to fund the operations of the Company;

•	there can be no assurance as to the overall viability of the Company’s long-term operational reorganization and financial restructuring plan;

•	there can be no assurance as to the Company’s being able to obtain sufficient financing sources to meet future obligations;

•	the Company may continue to have difficulty in maintaining or reforging new or more satisfactory relationships with suppliers or vendors as a result of the Chapter 11 Cases;

•	an adverse determination in a legal proceeding, whether currently asserted or arising in the future, may have a material adverse effect on the Company’s financial position;

•	there can be no assurance regarding the availability of suitable motion pictures for exhibition in the Company’s markets;

•	the Company faces significant competitive pressures;

•	economic and/or business conditions generally, and in the movie industry, in particular, may not be favorable such that the Company’s revenues and results of operation are adversely affected;

•	acts of war, terrorism, catastrophe and other events beyond the control of the Company which may adversely affect business conditions or the Company’s rights;

•	there can be no assurance as to the Company’s ability to achieve satisfactory levels of profitability and cash flow from operations;

•	the Company may not generate sufficient cash to service the Company’s debt obligations and to finance the Company’s ongoing business plans;

•	there can be no assurance as to the success of the Company’s marketing of certain assets and future pursuit of financing alternatives or restructurings;

and the other factors detailed from time to time in Carmike’s filings with the Securities and Exchange Commission, including Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001.

         In addition, the Chapter 11 Cases, while now dismissed, may continue to have the effect of creating a number of Company operational difficulties, including the following:

•	the Company’s ability to access capital markets, given its current debt structure, may be limited;

•	relationships with film suppliers; and

•	suppliers to the Company, particularly those who were general unsecured creditors in the Chapter 11 Cases, may discontinue (or not re-institute) providing supplies or services to the Company or provide such supplies or services only on terms that could have an adverse impact on the Company’s cash flow.

         By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

The Industry

         In the past few years, the movie exhibition industry has faced significant challenges, largely due to the effects of too many screens and a relatively flat box office. The number of screens in the United States had increased dramatically, growing from approximately 31,640 screens in 1997 to approximately 37,396 screens in 2000. The industry did experience a modest reduction in the total number of screens in the U.S. in 2001 to 36,764, a decrease of approximately 1.7%. The total number of theatres in the U.S. however has not dramatically increased, in 1997 there were 7,480 compared to 7,421 in 2000. The total number of theatres in the U.S. did decrease in 2001 to 7,070, a decrease of approximately 5.0%. Megaplexes, theatres with anywhere from 14 to 30 screens in a single theatre, have became the industry standard in most major markets. The megaplex format provides numerous benefits for theatre operators, including allowing facilities (concession stands and restrooms) and operating costs (lease rentals, utilities and personnel) to be allocated over a larger base of screens and patrons. The megaplex theatres also contain increasingly costly improvements, such as stadium seating, state-of-the-art projection and sound systems and other expensive amenities. These megaplexes are not only competing with each other but have quickly rendered many older multiplexes obsolete, and exhibitors have not been able to dispose of or close their older facilities quickly enough.

         Since emerging from bankruptcy, box office revenues have increased due to increased ticket prices and improved attendance per average screen due to greater acceptance of movie product by the public. The elimination of under performing theatres through the Chapter 11 process has aided to improve operating percentages and increased profitability.

         Substantial consolidation among Carmike’s competitors is and has been underway during 2001 and 2002 in the movie exhibition industry. Regal Cinemas Inc., United Artists Theatre Co. and Edwards Theatres, Inc., all of which had been operating under bankruptcy protection, were taken over by Philip Anschutz. The new parent company for the three exhibitors is Regal Entertainment Group. AMC Entertainment Inc. has received approval from the U.S. Bankruptcy Court in Delaware to buy General Cinemas as part of General Cinemas’ Chapter 11 reorganization plan. Loews Cineplex Entertainment Corp., as part of its confirmed Chapter 11 reorganization plan, will no longer be publicly held. Under the terms of the plan, Onex Corp. and Oaktree Capital Management LLC will privately hold 100% of the equity of the company. Smaller, independent operators, in some markets, have reopened theatres that have been abandoned due to Chapter 11 lease rejections.

Chapter 11 Cases

         On August 8, 2000 (the “Petition Date”) Carmike and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively, the “Company”) filed voluntary petitions for relief under chapter 11 (the “Chapter 11 Cases”) of title 11 of the U.S. Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002 (the “Effective Date”).

         In the Chapter 11 Cases, substantially all unsecured and partially secured liabilities as of the Petition Date were subject to compromise or other treatment until a plan of reorganization was confirmed by the Bankruptcy Court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company were stayed while the Company continued their business operations as debtors-in-possession.

         The Company could not pay pre-petition debts without prior Bankruptcy Court approval during the Chapter 11 Cases. Immediately after the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Company to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted the Company to operate its consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Company; (iv) authorized the Company to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers’ compensation insurance to aid the Company in maintaining operation of their theatres and approximately $37 million to film distributors as set forth below; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

         As Debtors-in-possession, the Company had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during the Chapter 11 Cases. In this context, “assumption” means that the Company agrees to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Company is relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, the Company received approval from the Bankruptcy Court to reject theatre leases relating to 136 theatre locations of the Company. The 136 theatres approved for rejection generated approximately $0.18 million and $0.42 million in theatre-level cash flow losses for the three-months ended March 31, 2002 and 2001, respectively. Such losses are measured by subtracting revenues generated at such theatre locations from costs of operations (film exhibition costs, concession costs and other theatre operating costs) for such theatres. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items.

         In connection with Carmike’s reorganization, the Company reached an agreement with MoviePlex Realty Leasing, L.L.C. (“MoviePlex”) to restructure the Amended and Restated Master Lease dated January 29, 1999 between Movieplex Realty Leasing L.L.C. as landlord and Carmike as tenant (the “Original Master Lease”) and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the “New Master Lease”). Under the New Master Lease, Carmike has entered into a new 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The Original Master Lease was terminated and pre-Chapter 11 Cases defaults under the Original Master Lease were cured up to a maximum amount of $493,680. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.

         When the Plan became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which cancelled all then existing Class A and Class B Common Stock and Preferred Stock and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only reorganized Carmike Common Stock outstanding and has approximately nine million (9,000,000) shares of such stock outstanding.

         Material features of the Plan are:

•	The Plan provides for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

•	The holders of Carmike’s cancelled Class A and Class B Common Stock received in the aggregate 22.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	The holders of Carmike’s cancelled Series A Preferred Stock received in the aggregate 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9-3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the Chapter 11 Cases (the “Original Senior Subordinated Notes”) received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the “2002 Stock Plan”) and 780,000 shares under the 2002 Stock Plan have been granted to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company.

•	The holders of Bank Claims (as defined below) in the Chapter 11 Cases received New Bank Debt (as defined below) and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Effective Date. “Bank Claims” consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement among the Company, the banks party thereto and Wachovia Bank, N.A., as agent, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement among the Company, the banks party thereto, Wachovia Bank, NA., as administrative agent, Goldman Sachs Credit Partners, L.P., as syndication agent, and First Union National Bank, as documentation agent, dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. “New Bank Debt” consists of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; and (b) 7.75% per annum.

•	Carmike issued $154,315,000 of its new 10-3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”) in exchange for $154,315,000 aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

•	136 of Carmike’s underperforming theatres were closed. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

•	General unsecured creditors will receive, cash and notes in the aggregate of approximately $40,000,000 to $50,000,000 with an annual interest rate of 9.4% in resolution of their allowed claims under the Chapter 11 Cases.

         On the Effective Date, the Company entered into a new Term Loan Credit Agreement (the “Post-Confirmation Credit Agreement”), which governs the terms of the New Bank Debt. The Company’s subsidiaries have guaranteed the Company’s obligations under the Post-Confirmation Credit Agreement. The lenders under the Post-Confirmation Credit Agreement have (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the capital stock of all Company subsidiaries; and (iii) a second priority, security interest in substantially all personal property owned by the Company and its subsidiaries. All of the security interests and liens that secure the New Bank Debt under the Post-Confirmation Credit Agreement are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

         The final maturity date of the New Bank Debt loans under the Post-Confirmation Credit Agreement is January 31, 2007. The principal payment dates are June 30 and December 31 of each year, beginning June 30, 2002 and ending June 30, 2006. In addition, the Post-Confirmation Credit Agreement contains covenants that require the Company, among other things, to meet certain financial ratios and that prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Post-Confirmation Credit Agreement as to when the Company must prepay portions of the loans. See “Financial Covenant Compliance” below.

         Also on the Effective Date, the Company closed on a Revolving Credit Agreement (the “Revolving Credit Agreement”) totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Effective Date, borrowed $20 million of the Revolving Credit Agreement in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. The terms of the Revolving Credit Agreement are set forth in a Credit Agreement, dated as of January 31, 2002, among the Company, Eastwynn Theatres, Inc., General Electric Capital Corporation as agent and lender, GECC Capital Markets Group, Inc. as lead arranger, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions from time to time parties to the agreement as lenders. As of March 31, 2002, the Company has repaid the borrowed $20 million and has no outstanding balance under the Revolving Credit Agreement.

         The interest rate for borrowings under the Revolving Credit Agreement is set from time to time at the Company’s option (subject to certain conditions set forth in the Credit Agreement) at either: (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 1.75% per annum or (ii) the applicable LIBOR Rate (as defined in the Revolving Credit Agreement) plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Revolving Credit Agreement) outstanding from time to time. Borrowings under the Revolving Credit Agreement are secured by first priority security interests in substantially all tangible or intangible property of the Company (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex Realty Leasing, L.L.C.). The Company and its subsidiary Eastwynn Theatres, Inc. (each a “Borrower”) have guaranteed the other’s obligations under the Revolving Credit Agreement, and Company subsidiaries Wooden Nickel Pub, Inc. and Military Services, Inc. also have guaranteed the obligations under the Revolving Credit Agreement. Further, the Revolving Credit Agreement contains covenants that, among other things, prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Revolving Credit Agreement as to when the Company must prepay portions of the loans. See “Financial Covenant Compliance” below.

         In addition, on the Effective Date and pursuant to the Plan, the Company issued New Senior Subordinated Notes, in exchange for $154,315,000 aggregate principal amount of the claims in the Company’s bankruptcy case relating to the Company’s Original Senior Subordinated Notes; the remaining $45,685,000 in aggregate principal amount of the Original Senior Subordinated Notes were exchanged under the Plan for shares of reorganized Company Common Stock, as previously reported. The New Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the “Indenture”). The Company subsidiary guarantees of the New Senior Subordinated Notes are junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company’s Senior Debt (as defined in the Indenture and includes the debt described above under the Post-Confirmation and Revolving Credit Agreements). Interest at 10-3/8% per annum from the issue date to maturity is payable on the New Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The New Senior Subordinated Notes are redeemable at the Company’s option under certain conditions on or after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Confirmation and Revolving Credit Agreement as described above, asset sales, changes of control and transactions with affiliates.

         Substantially all of the requirements under the Plan have been satisfied and all distributions have been made with the exception of (i) payment of certain disputed claims for which hearings have been set, (ii) payment of certain administrative claims awaiting court approvals and (iii) payments to general unsecured creditors.

         The Company’s Amended and Restated Bylaws, which became effective on January 31, 2002, provide that the Board of Directors consists of ten (10) individuals. The Company has entered into a stockholders agreement, dated as of January 31, 2002 (the “Stockholders’ Agreement”), with the following persons: Michael W. Patrick; GS Capital Partners III, L.P.; GS Capital Partners III Offshore, L.P.; Goldman Sachs & Co. Verwaltungs Gmbh; Bridge Street Fund 1998; Stone Street Fund 1998; The Jordan Trust; TJT(B); TJT(B) (Bermuda) Investment

Company LTD.; David W. Zalaznick and Barbara Zalaznick, JT TEN; Leucadia Investors, Inc. and Leucadia National Corporation (collectively, the “Signing Stockholders”). Based on all shares of the Company’s Common Stock outstanding as of the Effective Date, under the Plan, the Signing Stockholders own (a) approximately 83.2% of the approximately nine million (9,000,000) shares of Common Stock issued and outstanding on the Effective Date and (b) approximately 82.7% if the calculation is made on a fully diluted basis assuming that an additional one million (1,000,000) shares of the Common Stock have been issued under the new management incentive plan.

         Pursuant to the Stockholders’ Agreement, the Signing Stockholders agreed to vote their shares of capital stock of the Company, during the term of the agreement (as described below), in a manner necessary to elect the following individuals to the Company’s Board of Directors: (a) the Chief Executive Officer (“CEO”) of the Company; (b) Carl Patrick, Jr., subject to certain conditions; (c) three members designated by Jordan/Zalaznick Advisers, Inc., provided that at least one of such designees is an Independent Director (as defined below); (d) four members designated by GS Capital Partners III, L.P., provided that at least one of such designees is an Independent Director; and (e) an individual designated by the CEO and approved by a majority of the members of the Company’s Board of Directors who, if elected, will qualify as an Independent Director. In the Stockholders’ Agreement, an “Independent Director” means a person that (a) holds less than 5% of the capital stock of the Company and (b) is not an Affiliate (as defined therein) of a person who holds 5% or more of the capital stock of the Company and (c) is not an officer or employee of the Company. The term of the Stockholders’ Agreement expires on the twenty-fifth month of the Effective Date unless earlier terminated by a written agreement executed by the Signing Stockholders (and/or their permitted transferees that have agreed to be bound by the terms of the Stockholders’ Agreement) holding at least 66.67% of the shares of capital stock of the Company owned by all of the Signing Stockholders (and any permitted transferees) at such time.

         Also pursuant to the Stockholders’ Agreement, the Signing Stockholders agreed to vote their shares of capital stock of the Company in a manner necessary to approve the Carmike Cinemas, Inc. 2002 Stock Plan at an annual or special meeting of the Company’s stockholders held within twelve months of the Effective Date, and to support affirmative action with respect to and, if presented for vote before the Company’s stockholders, to vote for the Employment Agreement between the Company and Michael W. Patrick as CEO.

         In addition, the Signing Stockholders agreed that for twenty-five months commencing on the Effective Date, they will not, directly or indirectly, sell, offer to sell, grant any option to purchase or otherwise transfer or dispose of any interest in the capital stock of the Company other than (a) pursuant to an Extraordinary Transaction (as defined therein) such as the sale of all or substantially all of the assets of the Company or a sale, merger, consolidation or other transaction as a result of which the holders of the voting stock of the Company immediately prior to such transaction would hold less than 50% of the outstanding voting rights of the successor entity; (b) to a parent company of the Signing Stockholder; (c) to a wholly owned subsidiary of the Signing Stockholder or a wholly owned subsidiary of the parent company of the Signing Stockholder; or (d) in the case of an individual Signing Stockholder, to a family member; provided, that with respect to each of the foregoing (b), (c) and (d), the transferee agrees to become bound by the terms and conditions of the Stockholders’ Agreement.

         Further pursuant to a registration rights agreement, dated as of January 31, 2002, among the Company and the Signing Stockholders (the “Registration Rights Agreement”), subject to certain exceptions, holders of restricted shares of Common Stock (the “Registrable Securities”) who are signatories to the Registration Rights Agreement (“Holders”) have the right to require the Company to register under the Securities Act all or a part of the Registrable Securities held by such requesting Holders, provided that the number of shares sought to be included in such registration equals or exceeds, in the aggregate, 10% or more of the shares of Common Stock then issued and outstanding (calculated on a fully diluted basis). Holders are entitled to an unlimited number of such demand registrations provided that the 10% requirement described in the foregoing sentence can be satisfied. In addition, subject to certain exceptions, Holders have the right to demand (an unlimited number of times) inclusion of Registrable Securities that such Holders beneficially own in registrations by the Company of securities either for its own account or the account of a selling security holder.

         Carmike believes the motion picture exhibition industry has stabilized during the last eighteen months. All of the major exhibitors have experienced some form of financial restructuring, capitalization change or downsizing. The explosive growth of new theatre construction has slowed and numerous screens have been taken out of the marketplace. Carmike’s business plan and operations strategy will center on slow focused growth through very selective theatre construction, the addition of screens in markets where we already have a theatre and the continuation of cost controls and inventory management that will ensure maximum cash flow from operations. Additionally, the Company will focus on the reduction of debt through required periodic amortization, sales of surplus real estate and operating cash.

Comparison of Three Ended March 31, 2002 and March 31, 2001

RESULTS OF OPERATIONS

         Total revenues for the quarter ended March 31, 2002 increased 16.9% to $116.5 million from $99.7 million for the quarter ended March 31, 2001. For the quarter ended March 31, 2002, the Company’s average admission price was $4.85, its average concession sale per patron was $2.15 and the attendance per average screen was 7,030 compared to 5,855 for the quarter ended March 31, 2001. The increase in attendance, partially aided by per patron increases in admissions and concessions, resulted in an increase of revenue per average screen of 23.8% to $50,544. For the quarter ended March 31, 2001, the Company’s average admission price was $4.79, its average concession sale per patron was $2.02 and the revenue per average screen was $40,829. Carmike operated 312 theatres with 2,275 screens at March 31, 2002 compared to 350 theatres with 2,445 screens at March 31, 2001.

         Costs of operations (film exhibition costs, concession costs and other theatre operating costs) increased 5.7% from $85.4 million for the quarter ended March 31, 2001 to $90.3 million for the quarter ended March 31, 2002. Film exhibition costs increased slightly as a percentage of expense to total admissions revenue to 51.1% for the quarter ended March 31, 2002 from 50.8% for the same period in 2001. Concessions costs were $5.0 million for the quarter ended March 31, 2002, compared to $4.1 million for the quarter ended March 31, 2001. Other theatre costs for the quarter ended March 31, 2002 decreased 2.6% to $45.2 million from $46.4 million for the same period in 2001. This decrease was the result of a 3.4% reduction in rent expense related to natural attrition and the rejection of 136 theatre leases. As a percentage of total revenues, cost of operations decreased to 77.5% of total revenues in the quarter ended March 31, 2002 from 85.7% for the quarter ended March 31, 2001, largely due to the elimination of underperforming theatres.

         General and Administrative Costs increased to $2.4 million for the quarter ended March 31, 2002 from $1.6 million for the year before. This increase is due to normalization of resources which has been used for reorganization activity the previous year and the approval of the 2002 Stock Plan. The 2002 Stock Plan will add $267 thousand per month to General and Administrative Cost for the next five years.

         Depreciation and amortization decreased 25.9% from $10.8 million for the quarter ended March 31, 2001 to $8.0 million for the quarter ended March 31, 2002. This decrease primarily results from lowering the carrying values of property and equipment as discussed in Note 4 – Impairment of Long-Lived Assets in the Annual Report on Form 10-K for the year ended December 31, 2001 as well as ceasing to record amortization on goodwill effective January 1, 2002.

         Interest expense for the quarter ended March 31, 2002 increased to $71.5 million from $1.6 million for the quarter ended March 31, 2001. The interest reported for the period includes $59.2 million of prior years interest not recorded due to accounting for interest under requirements of Statement of Position 90-7 “Financial Reporting by Entities In Reorganization under the Bankruptcy Code” (“SOP 90-7”).

         The Company has recorded a benefit for taxes refundable under the “Job Creation and Worker Assistance Act of 2002” (the “Act”) of $14.7 million. The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax during any tax year in the carryback period, because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income, can utilize this provision to obtain a refund.

         The Company will be amending its U.S. Federal income returns using Federal net operating loss carryback claims for the tax years 1996, 1997, and 1998 to obtain refunds of regular tax and alternative minimum tax of $8.3 million and $6.4 million, respectively. The total carryback will be filed shortly after filing the 2001 U.S. Federal income tax return. The alternative minimum tax credit carryover of $6.04 million will be reduced to zero as a result of the net operating loss carryback claims.

LIQUIDITY AND CAPITAL RESOURCES

         The Company’s revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because its revenues are received in cash prior to the payment of related expenses, the Company has an operating “float” which partially finances its operations. The Company had a working capital deficit of $27.9 million as of March 31, 2002, compared to working capital of $25.01 million at March 31, 2001. The decreased working capital recorded as of March 31, 2002 reflects the payment of interest and fees at emergence from Chapter 11 proceedings. At December 31, 2001, the Company had approximately

$94.2 million in cash and cash equivalents on hand. Substantially all of which was used to repay pre-petition liabilities in connection with the Effective Date. As of May 8, 2002, the Company had approximately $29.1 million in cash and cash equivalents on hand.

         Carmike’s capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the three-months ended March 31, 2002, such capital expenditures totaled $55 thousand. In connection with the Revolving Credit Agreement, the Company will be limited to capital expenditures, as defined, of $20 million in 2002 and $15 million in each of the next four years.

         Cash used by operating activities was $51.7 million for the three-months ended March 31, 2002, compared to cash used by operating activities of $2.3 million for the three-months ended March 31, 2001. The increase in cash used in operating activities was primarily due to the payment of interest and fees at emergence from Chapter 11 proceedings. Net cash provided in investing activities was $492 thousand for the three-months ended March 31, 2002 as compared to cash used in investing activities of $1.0 million in the prior year. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from sales of long-term assets. For the three-months ended March 31, 2002 cash used by financing activities was $21.5 million compared to cash used by financing activities of $5.5 million for the previous year. The decrease was primarily due to payments made at the Effective Date.

         The Company’s liquidity needs are funded by operating cash flow, sales of surplus assets, availability under the Revolving Credit Agreement and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season or summer months. This seasonal positioning of film product makes the Company’s needs for cash vary significantly from period to period. Additionally, the ultimate performance of the film product, any time during the calendar year, will have the most dramatic impact on the Company’s cash needs.

         The Company’s ability to service its indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under the Revolving Credit Agreement will be adequate to meet our liquidity needs.

         The Company cannot make assurances, however, that its business will continue to generate significant cash flow to fund its liquidity needs. We are dependent to a large degree on the public’s acceptance of the films released by the studios. We are also subject to a high degree of competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. The Company cannot make assurances that it will be able to refinance any of its indebtedness or raise additional capital through other means, on commercially reasonable terms or at all.

         Professional fees averaged approximately $825,000 per month from the Petition Date through the Effective Date.

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

Financial Covenant Compliance

         Carmike’s credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness of the Company, limit capital expenses, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows.

         To secure the New Master Lease, Carmike granted MoviePlex an express contract lien, in addition to MoviePlex’s statutory lien as landlord, on and a security interest in all equipment, inventory, fixtures and other personal property which is located on the leased premises or used in connection therewith and upon all proceeds thereof.

         In the Event of Default (as defined below) by Carmike, MoviePlex has the immediate option to terminate the New Master Lease and all rights of Carmike thereunder and may then recover from Carmike: (a) the worth at the time of award of any unpaid rent which had been earned at the time of such termination; plus (b) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rent loss which could have been reasonably avoided (as liquidated damages); plus (c) the worth at the time of award of the amount by which the unpaid rent for the balance of the New Master Lease term after the time of award exceeds the amount of such rent loss which could be reasonably avoided (as liquidated damages); plus (d) at MoviePlex’s election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time under applicable law. A “Default” under the New Master Lease includes Carmike’s failure to pay rent or perform under certain conditions, Carmike’s being adjudged bankrupt or the judicial seizure of its assets, or the occurrence of a Change of Control of Carmike. Under the New Master Lease, a “Change of Control” is any event, transaction or occurrence as a result of which (i) the stockholders of Carmike cease to own and control all of the economic and voting rights associated with ownership of at least 30% of the outstanding capital stock of all classes of Carmike on a fully diluted basis, or Carmike ceases to own and control all of the economic and voting rights associated with all of the outstanding capital stock of any of its Debtor subsidiaries (except that a particular qualified buyer transaction is not a Change of Control under the New Master Lease).

         The New Master Lease has been collaterally assigned, like the Original Master Lease was, to Wachovia Bank, N.A., in its capacity as Agent under the Reimbursement Agreement dated as of November 20, 1997, as amended, among MoviePlex, certain lenders (the “MoviePlex Lenders”) and Wachovia Bank, as Agent pursuant to a Mortgage and an Assignment of Rents as to each of six properties, to secure MoviePlex’s obligations to such MoviePlex Lenders under the

Reimbursement Agreement. At the end of the New Master Lease term, or if the lease is terminated by reason of default by Carmike, the furniture, fixtures and equipment located in the theatres will become the property of the MoviePlex Lenders. In addition, the MoviePlex Lenders have released their liens on the Company’s other assets that secured the MoviePlex obligations.

         If a default or Event of Default (as defined below) under the Revolving Credit Agreement occurs and is continuing, then the Agent may (and at the request of the requisite lenders shall) suspend the Revolving Credit Agreement with respect to additional advances and/or the incurrence of additional letter of credit obligations and may increase the interest rate applicable to the loans and the letter of credit fees to the Default Rate (i.e., two percentage points above the otherwise applicable rate). If an Event of Default under the Revolving Credit Agreement occurs and is continuing, the Agent may (and at the request of the requisite lenders shall) terminate the revolving loan facility with respect to further advances or the incurrence of further letter of credit obligations and may declare all or any portion of the obligations due and payable and require that the letter of credit obligations be cash collateralized (except that no declaration of such is required if any Borrower or Debtor Subsidiary becomes subject to a bankruptcy proceeding). “Events of Default” under the Revolving Credit Agreement include, among other events and subject to any conditions set forth in the Revolving Credit Agreement: (a) a Borrower’s failure to pay principal or interest on the loans or other obligations when due and payable or failure to reimburse Agent’s expenses; (b) any credit party’s or Borrower’s failure to perform or observe certain covenants, such as the Borrowers’ using the proceeds of the revolving loan and swing line advances solely for refinancing the bank debt under the Post-Confirmation Credit Agreement; (c) a credit party’s breach or default with respect to the Indenture or the Post-Confirmation Credit Agreement; or (d) the occurrence of a Change of Control. A “Change of Control” under the Revolving Credit Agreement is similar to such an event under the New Master Lease.

         If an Event of Default under the Post-Confirmation Credit Agreement occurs and is continuing, then, if requested by the required lenders, the Administrative Agent shall terminate the commitments and declare the notes and all amounts payable under the Post-Confirmation Credit Agreement due (except that no declaration of such is required if Carmike or any of its subsidiaries becomes subject to a bankruptcy proceeding). “Events of Default” under the Post-Confirmation Credit Agreement include, among other events and subject to any conditions in the Post-Confirmation Credit Agreement: (a) Carmike’s failure to pay principal or interest on the Loans or when due and payable or failure to pay certain expenses; (b) Carmike’s failure to perform or observe certain covenants, such as compliance with certain funded debt to EBITDA and interest coverage ratios; or (c) the occurrence of a Change of Control. A “Change of Control” under the Post-Confirmation Credit Agreement is similar to such an event under the New Master Lease.

         If an Event of Default under the Indenture occurs and is continuing, then the Trustee or the holders of at least 25% in principal amount of the then outstanding New Senior Subordinated Notes may declare all the New Senior Subordinated Notes to be due and payable immediately. “Events of Default” under the Indenture include, among other events and subject to any conditions in the Indenture: (a) the Company’s failure to pay principal, interest or premium when due on the New Senior Subordinated Notes, (b) Carmike’s or any of certain subsidiaries’ failure to comply with the restrictions concerning certain payments, incurrence of certain indebtedness and issuance of preferred stock, offer to repurchase the New Senior Subordinated Notes upon a change of control, assets sales, limitations on dividend and other payment restrictions affecting subsidiaries, and merger, consolidation, sale of assets contained in the Indenture, or (c) Carmike’s default under the Plan Trade Payable (as defined in the Indenture) or any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced certain Indebtedness (as defined in the Indenture) for money borrowed by Carmike or any of certain subsidiaries, which default (A) is caused by a failure to pay principal of, or interest or premium, if any, on such Plan Trade Payables or Indebtedness prior to the expiration of the grace period, if any on the date of such default (a “Payment Default”) or (B) results in the acceleration of such Indebtedness prior to the express maturity thereof and, in each case, the principal amount of such Plan Trade Payables or Indebtedness, together with the principal amount of any other Plan Trade Payables or such Indebtedness which has so had a Payment Default or the maturity of which has been so accelerated, aggregates $20.0 million or more.

         As of March 31, 2002, the Company is in compliance with all aforementioned covenants.

SEASONALITY

         The Company’s revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most marketable motion pictures are released during the summer and the Thanksgiving through year-end holiday season. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on the Company’s results of operations, and the results of one quarter are not necessarily indicative of results for the next quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest paid on the Company’s debt is largely subject to changes in interest rates in the market. The Revolving Credit Agreement and the New Bank Debt are based on a structure that is priced over an index or LIBOR rate option.

         A substantial number of the Company’s theatre leases are off-balance sheet as required by Generally Accepted Accounting Principles for Operating Leases. The cash commitments required for these leases have been included in the contractual obligations schedule included in Part II, Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chapter 11 Cases

         On August 8, 2000, the Company and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for protection under chapter 11 of the Bankruptcy Code. On November 14, 2001, the Company filed its Plan with the Bankruptcy Court. On January 3, 2002, the Bankruptcy Court approved the Company’s Plan and an order was entered confirming the Plan on January 4, 2002. The Effective Date for the Company’s emergence from the Chapter 11 Cases was January 31, 2002.

Other Proceedings

         From time to time, Carmike is involved in routine litigation and legal proceedings in the ordinary course of its business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. During the Chapter 11 Cases, litigation claimants against the Company in these cases were treated as unsecured creditors with disputed claims and the cases were stayed. Since the Effective Date, such cases may be settled or adjudicated in jurisdictions in which they were brought. Currently, Carmike does not have pending any litigation or proceedings that management believes will have a material adverse effect, either individually or in the aggregate, upon Carmike.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Carmike filed on the Effective Date the Restated Certificate that cancelled all pre-reorganization Class A and Class B Common Stock and Series A Preferred Stock of Carmike and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. In addition, pursuant to the Plan, Carmike cancelled all existing stock options on the Effective Date.

         Also pursuant to the Plan, each holder of pre-reorganization Class A and Class B Common Stock received .194925 of one share of reorganized Carmike Common Stock. Thus, these holders received approximately 22% of the ten million (10,000,000) shares of reorganized Carmike Common Stock that the Plan envisions will be issued. In addition, the holders of the pre-reorganization Series A Preferred Stock received in the aggregate 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock that the Plan envisions will be issued.

         Further, on the Effective Date and pursuant to the Plan, all of Carmike’s Original Senior Subordinated Notes were cancelled, and the Company issued $154,315,000 aggregate principal amount of New Senior Subordinated Notes in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note claims in the Company’s bankruptcy case. The remaining $45,685,000 in aggregate principal amount of the Original Senior Subordinated Notes were exchanged under the Plan for shares of reorganized Carmike Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         See “Financial Covenant Compliance” in Part I, Item 2 herein.

ITEM 5. OTHER INFORMATION

         See Notes 2 and 3 of Notes to the Consolidated Financial Statements in Part I, Item 1 herein.

         In January, 2001, the Company’s Class A Common Stock was delisted from the New York Stock Exchange for failure to meet the continued listing requirements concerning average global market capitalization and average share price. The Class A Common Stock subsequently traded on the NASD’s over-the-counter Bulletin Board under the ticker symbol “CKECQ” from January 17, 2001 to the Effective Date. On the Effective Date, the Class A Common Stock was cancelled and extinguished, and the reorganized Carmike Common Stock began trading under the symbol “CMKC” on the NASD’s over-the-counter Bulletin Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Listing of Exhibits

Employment Agreement, dated as of January 31, 2002, between Carmike and Michael W. Patrick.

         (b)  Reports on Form 8-K

During the fiscal quarter ended March 31, 2002, Carmike filed a Current Report on Form 8-K dated January 22, 2002 reporting information under Items 1,3,5 and 7.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC

(Registrant)

Date: May 13, 2002	By:	/s/ Michael W. Patrick

Michael W. Patrick President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 13, 2002	By:	/s/ Martin A. Durant

Martin A. Durant Senior Vice President — Finance, Treasurer and Chief Financial Officer