Form 10-K/A
period 2001-12-31
CARMIKE CINEMAS INC
filed 2002-05-23
CIK 799088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One) |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         _______________

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


                     COMMON STOCK, PAR VALUE $.03 PER SHARE



The Registrant hereby files this Amendment No. 2 on Form 10-K/A to further amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of adding to the information previously provided in Part III, Item 10.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Item 10 of the Registrant's Form 10-K for the year ended December 31, 2001 is amended to add the following information concerning its directors and officers:

         On April 26, 2002, Roland C. Smith became a director of the Registrant. Mr. Smith was President and Chief Executive Officer of AMF Bowling Worldwide, Inc. and its indirect parent AMF Bowling, Inc. when the companies filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on July 2, 2001 and July 30, 2001, respectively. AMF Bowling Worldwide emerged from bankruptcy on March 8, 2002.

         Philip A. Smitley was Assistant Vice President and Controller of the Registrant when, on March 26, 2002, he filed a personal voluntary petition for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Alabama.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               CARMIKE CINEMAS, INC.

Date:  May 23, 2002                By: /s/ Martin A. Durant
                                       ----------------------------------------
                                           Martin A. Durant,
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer