Form 10-Q
period 2002-06-30
CARMIKE CINEMAS INC
filed 2002-08-09
CIK 799088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.03 par value —
     8,991,262 shares outstanding as of August 5, 2002

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,445	$94,187
Accounts and notes receivable	576	692
Inventories	3,083	3,072
Recoverable construction allowances	6,200	8,175
Recoverable income taxes	14,700	-0-
Prepaid expenses	5,143	5,140

Total current assets	75,147	111,266
Other assets:
Investments in and advances to partnerships	6,434	7,095
Other (including restricted cash of $13,185 in 2001)	4,981	15,984

	11,415	23,079
Property and equipment
Land	58,367	58,707
Buildings and improvements	146,699	146,728
Leasehold improvements	218,048	218,352
Leasehold interest	5,841	5,841
Equipment	181,290	179,619

	610,245	609,247
Accumulated depreciation and amortization	(164,863)	(149,154)

	445,382	460,093
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$555,298	$617,792

See accompanying notes

	June 30,	December 31,
	2002	2001

	(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,292	$22,291
Accrued expenses	45,921	32,028
Current maturities of long-term indebtedness and capital lease obligations	22,198	2,289

Total current liabilities	96,411	56,608
Long-term liabilities:
Long-term debt, less $21,256 and $1,418 in current maturities at June 30, 2002 and December 31, 2001 and $444,806 classified as subject to compromise at December 31, 2001	357,247	-0-
Capital lease obligations, less current maturities and $3,120 classified as subject to compromise at December 31, 2001	46,915	47,423
Long-term trade payables	8,083	-0-
Liabilities subject to compromise, less $1,415 in accounts payable at June 30, 2002	40,198	508,100
Deferred income taxes	1,927	1,927
Other	1,534	-0-

	455,904	557,450
Shareholders’ equity:
5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 550,000 shares at December 31, 2001; involuntary liquidation value of $55,000,000	-0-	550
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 8,991,262 shares at June 30, 2002	270	-0-
Class A Common Stock, $.03 par value, one vote per share, authorized 22,500,000 shares, issued and outstanding 10,018,287 shares at December 31, 2001	-0-	301
Class B Common Stock, $.03 par value, ten votes per share, authorized 5,000,000 shares, issued and outstanding 1,370,700 shares at December 31, 2001	-0-	41
Treasury Stock, at cost, 44,800 shares at December 31, 2001	-0-	(441)
Paid-in capital	204,638	158,772
Retained earnings (deficit)	(201,925)	(155,489)

	2,983	3,734

	$555,298	$617,792

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Admissions	$91,759	$73,474	$170,418	$141,942
Concessions and other	45,719	35,403	83,513	66,639

	137,478	108,877	253,931	208,581
Costs and expenses:
Film exhibition costs	52,553	41,059	92,781	75,835
Concession costs	5,839	5,078	10,791	9,225
Other theatre operating costs	46,863	45,004	92,014	91,448
General and administrative expenses	3,120	1,590	5,533	3,214
Depreciation and amortization expenses	8,114	10,666	16,141	21,448

	116,489	103,397	217,260	201,170

Operating income	20,989	5,480	36,671	7,411
Interest expense (Contractual interest for three and six months ended June 30, 2001 was $25,614 and $12,765, respectively)	11,245	1,565	82,772	3,176

Net income (loss) before reorganization costs and income taxes	9,744	3,915	(46,101)	4,235
Reorganization costs	230	1,640	15,035	3,206

Net income (loss) before income taxes	9,514	2,275	(61,136)	1,029
Income tax (benefit)	-0-	-0-	(14,700)	-0-

Net income (loss) available for common stock	$9,514	$2,275	$(46,436)	$1,029

Weighted average shares outstanding:
Basic	8,991	11,344	9,402	11,344
Diluted	9,163	11,344	9,402	11,344

Income (loss) per common share:
Basic	$1.06	$0.20	$(4.94)	$0.09

Diluted	$1.04	$0.20	$(4.94)	$0.09

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities
Net income (loss)	$(46,436)	$1,029
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	16,141	21,448
Impairment charge	-0-	697
Recoverable income taxes	(14,700)	-0-
(Gain) on asset sales	(75)	-0-
Non-cash reorganization items	5,888	(13,892)
Non-cash compensation	1,534	-0-
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	766	996
Prepaid expenses	10,860	(3,941)
Accounts payable	6,001	(5,411)
Accrued expenses and other liabilities	885	1,489

Net cash provided by (used in) operating activities	(19,136)	2,415
Investing Activities
Purchases of property and equipment	(1,717)	(3,662)
Proceeds from sales of property and equipment	643	6,866

Net cash provided by (used in) investing activities	(1,074)	3,204
Financing Activities
Debt:
Additional borrowings	21,705	-0-
Repayments	(52,212)	(620)
Recoverable construction allowances under capital leases	1,975	1,774

Net cash provided by (used in) financing activities	(28,532)	1,154

Increase (decrease) in cash and cash equivalents	(48,742)	6,773
Cash and cash equivalents at beginning of period	94,187	68,271

Cash and cash equivalents at end of period	$45,445	$75,044

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Six Months Ended June 30, 2002 and 2001

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

     On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002 (the “Reorganization Date”).

     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 — PROCEEDINGS UNDER CHAPTER 11

     In the chapter 11 cases, discussed above, substantially all unsecured and partially secured liabilities as of the Petition Date were subject to compromise or other treatment until a plan of reorganization was confirmed by the Bankruptcy Court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company were stayed while the Company continued their business operations as debtors-in-possession.

     The Company could not pay pre-petition debts without prior Bankruptcy Court approval during the chapter 11 cases. Immediately after the commencement of the chapter 11 cases, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Company to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted the Company to operate their consolidated cash management system during the chapter 11 cases in substantially the same manner as it was operated prior to the commencement of the chapter 11 cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Company; (iv) authorized the Company to pay up to $2,250,000 of pre-petition obligations to critical vendors, common carriers and workers’ compensation insurance to aid the Company in maintaining operation of their theatres and approximately $37 million to film distributors; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

     As debtors-in-possession, the Company had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during the chapter 11 cases. In this context, “assumption” means that the Company agrees to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the chapter 11 cases. During the chapter 11 cases, the Company received approval from the Bankruptcy Court to reject theatre leases relating to 136 theatre locations of the Company. The Company estimated the ultimate liability that may result from rejecting leases. However, the ultimate liability may differ from such estimates based on settlements of claims that have or may be filed in the future for which provisions have not yet been made.

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

     Additionally, after the Petition Date, the Company could not declare dividends for its Preferred Stock. Preferred Stock dividends of $7.0 million were in arrears at December 31, 2001. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrual rate increases to 8.5%. In view of the Company’s having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock designated two additional directors to the Company’s Board of Directors.

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

     All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the New Master Lease bear interest from the date which is five days from the due date until paid by

Carmike at the rate of 2% above the published prime rate of Wachovia Bank, N.A. Under the New Master Lease, Carmike pays all real estate taxes with respect to the leased premises.

     When the Plan became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation, which cancelled all then existing Class A and Class B Common Stock and Preferred Stock of the Company and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only reorganized Carmike Common Stock outstanding and has 8,991,262 shares of such stock outstanding.

     Material features of the Plan are:

•	The Plan provides for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

•	The holders of Carmike’s cancelled Class A and Class B Common Stock received in the aggregate 22.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	The holders of Carmike’s cancelled Series A Preferred Stock received in the aggregate 41.2% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9 3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the chapter 11 cases (the “Original Senior Subordinated Notes”) received in the aggregate 26.6% of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the “2002 Stock Plan”). Under the 2002 Stock Plan 780,000 shares have been authorized for issuance to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company, and 220,000 shares have been authorized for issuance to seven other members of senior management.

•	The holders of Bank Claims in the chapter 11 cases received New Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Reorganization Date. “Bank Claims” consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. “New Bank Debt” consists of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; and (b) 7.75% per annum.

•	Carmike issued $154,315,000 of its new 10 3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”) in exchange for $154,315,000 aggregate principal amount of the claims in the chapter 11 cases concerning the Original Senior Subordinated Notes.

•	136 of Carmike’s underperforming theatres were rejected. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

•	General unsecured creditors will receive payments in the aggregate of up to $53.8 million with an annual interest rate of 9.4% in resolution of their allowed claims in Carmike's reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $36.7 million are disputed. As such, the Company's ultimate liability for these claims is uncertain and is subject to bankruptcy court resolution.

     On the Reorganization Date, the Company entered into a new term loan credit agreement (the “Post-Confirmation Credit Agreement”), which governs the terms of the New Bank Debt. The Company’s subsidiaries have guaranteed the Company’s obligations under the Post-Confirmation Credit Agreement. The lenders under the Post-Confirmation Credit Agreement have (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the capital stock of all Company subsidiaries; and (iii) a second priority, security interest in substantially all personal property owned by the Company and its subsidiaries. All of the security interests and liens that secure the New Bank Debt under the Post-Confirmation Credit Agreement are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

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

     Also on the Reorganization Date, the Company closed on a revolving credit agreement (the “Revolving Credit Agreement”) totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Reorganization Date, borrowed $20 million of the Revolving Credit Agreement in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. As of June 30, 2002, the Company has repaid the borrowed $20 million and has no outstanding balance under the Revolving Credit Agreement.

     The interest rate for borrowings under the Revolving Credit Agreement is set from time to time at the Company’s option (subject to certain conditions set forth in the Revolving Credit Agreement) at either: (i) the Index Rate (as defined in the Revolving Credit Agreement) plus 1.75% per annum or (ii) the applicable LIBOR Rate (as defined in the Revolving Credit Agreement) plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Revolving Credit Agreement) outstanding from time to time. Borrowings under the Revolving Credit Agreement are secured by first priority security interests in substantially all tangible or intangible property of the Company (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex Realty

Leasing, L.L.C.). The Revolving Credit Agreement contains covenants that, among other things, prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Revolving Credit Agreement as to when the Company must prepay portions of the loans.

     In addition, on the Reorganization Date and pursuant to the Plan, the Company issued $154,315,000 10 3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”), in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note Claims in the Company’s bankruptcy case relating to the Company’s former 9 3/8% Senior Subordinated Notes due 2009 (the “Original Senior Subordinated Notes”); the remaining $45,685,000 in aggregate principal amount of the Original Notes were exchanged under the Plan for shares of reorganized Company Common Stock, as previously reported. The New Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the “Indenture”). The Company’s subsidiary guarantees of the New Senior Subordinated Notes are junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company’s Senior Debt (as defined in the Indenture and includes the debt described above under the Post-Confirmation and Revolving Credit Agreements). Interest at 10 3/8% per annum from the issue date to maturity is payable on the New Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The New Senior Subordinated Notes are redeemable at the Company’s option under certain conditions after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Confirmation and Revolving Credit Agreements as described above, asset sales, changes of control and transactions with affiliates.

     The reorganization value of the assets of the Company immediately before the Reorganization Date was greater than the total of all post-petition liabilities and allowed claims and the Plan does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its historical basis of accounting.

     Reorganization costs for the six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	June 30,	June 30,
	2002	2001

Write-off of loan origination fees	$8,034	$-0-
Gain on interest rate swap	444	-0-
Gain on sale of assets	(15)	(328)
Interest income	(107)	(1,116)
Professional fees and other	6,679	4,650

	$15,035	$3,206

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

     A summary of the principal categories of claims classified as Liabilities Subject to Compromise at June 30, 2002 and December 31, 2001 are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Long-term debt	$—	$444,806
Restructuring reserves	—	24,668
Disputed unsecured claims	36,472	35,783
Disputed priority claims	3,726	2,843

	$40,198	$508,100

NOTE 4 — DEBT

     Long-term debt as of December 31, 2001 and June 30, 2002 is as follows (in thousands):

	June 30,	December 31,
	2002	2001

Revolving Credit Facility(1)	$—	$184,392
Term Loan B(1)	—	68,448
Credit Facility(1)	222,932	—
Revolving Credit Agreement(2)	—	—
9 3/8% Senior Subordinated Notes(3)	—	191,966
10 3/8% Senior Subordinated Notes(3)	154,315	—
Industrial Revenue Bonds and other	1,256	1,417

	378,503	446,223
Less:
Amounts classified as liabilities subject to compromise	—	(444,806)
Current maturities	(21,256)	(1,417)

	$357,247	$—

(1)	On the Reorganization Date, Carmike entered into the Post-Confirmation Credit Agreement that replaced the existing Revolving Credit Facility and Term Loan B. The lenders under the Credit Facility have certain security interests and liens on substantially all of Carmike’s assets. All of the security interests and liens that secure the Credit Facility are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

The final maturity date of the Credit Facility is January 31, 2007. Principal payments of $10 million are due June 30 and December 31 of each year, beginning June 30, 2002 and ending June 30, 2006. The Credit Facility bears interest at the greater of (a) at the option of Carmike, a specified base rate plus 3.5% or an adjusted LIBOR plus 4.5%, and (b) 7.75% per annum. In addition, the Credit Facility contains covenants that require the Company, among other things, to meet certain financial ratios and that also prohibit the Company from taking certain actions and entering into certain transactions.

(2)	Also on the Reorganization Date, the Company entered into the Revolving Credit Agreement totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Reorganization Date, borrowed $20 million of the Revolving Credit Facility in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. As of June 30, 2002, the Company has repaid the $20 million and has no outstanding balance under the Revolving Credit Agreement.

The interest rate for borrowings under the Revolving Credit Agreement is set from time to time at the Company’s option (subject to certain conditions set forth in the Revolving Credit Agreement) at either: (i) a specified base rate plus 1.75% per annum or (ii) an adjusted LIBOR plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Revolving Credit Agreement) outstanding from time to time. The lenders under the Revolving Credit Agreement have certain security interests and liens on substantially all of Carmike’s assets. The Revolving Credit Agreement contains covenants that, among other things, prohibit the Company from taking certain actions and entering into certain transactions. The Revolving Credit Agreement terminates on October 31, 2006.

(3)	In addition, on the Reorganization Date and pursuant to the Plan, the Company issued $154,315,000 10 3/8% Senior Subordinated Notes due 2009, in exchange for $154,315,000 aggregate principal amount of the 9 3/8% Senior Subordinated Notes; the remaining $45,685,000 in aggregate principal amount of the 9 3/8% Senior Subordinated Notes were exchanged under the Plan for shares of reorganized Company Common Stock. Interest from the issue date to maturity is payable on the 10 3/8% Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The 10 3/8% Senior Subordinated Notes are redeemable at the Company’s option under certain conditions after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Revolving Credit Agreement as described above, asset sales, changes of control and transactions with affiliates.

NOTE 5 — STOCKHOLDER’S EQUITY

     When the Plan became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which cancelled all then existing Class A and Class B Common Stock and Preferred Stock of the Company and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has 8,991,262 shares of reorganized Carmike Common Stock outstanding.

     The Plan provides for the issuances of reorganized Carmike Common Stock as follows:

•	The holders of Carmike’s cancelled Class A and Class B Common Stock received in the aggregate 2,211,261 shares of reorganized Carmike Common Stock, which does not include shares associated with treasury stock.

•	The holders of Carmike’s cancelled Series A Preferred Stock received in the aggregate 4,120,000 shares of reorganized Carmike Common Stock.

•	Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9 3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the chapter 11 cases received in the aggregate 2,660,001 shares of reorganized Carmike Common Stock.

•	Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the “2002 Stock Plan”) and a grant for 780,000 shares under the 2002 Stock Plan was made to Michael W. Patrick. (see Note 8).

     An analysis of stockholders’ equity for the six months ended June 30, 2002 is as follows (in thousands):

	Series A
	Cumulative
	Convertible
	Exchangeable		Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Common Stock		Treasury Stock
											Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2001	550	$550	10,018	$301	1,371	$41	—	$—	(45)	$(441)	158,772	$(155,489)	$3,734
Exchange of Class A and Class B Common Stock for Common Stock	—	—	(10,018)	(301)	(1,371)	(41)	2,211	66	45	441	(165)	—	—
Exchange of Series A Cumulative Convertible Exchangeable Preferred Stock for Common Stock	(550)	(550)		—	—	—	4,120	124	—	—	426	—	—
Exchange of 9 3/8% Senior Subordinated Notes for Common Stock	—	—	—	—	—	—	2,660	80	—	—	45,605	—	45,685
Net loss	—	—	—	—	—	—	—	—	—	—	—	(46,436)	(46,436)

Balance at June 30, 2002	—	—	—	—	—	—	8,991	$270	—	—	$204,638	$(201,925)	$2,983

NOTE 6 – EARNINGS PER SHARE

     The calculation of basic and diluted earnings per common share from continuing operations is as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator – Earnings:
Income (loss) and numerator for basic and diluted earnings per common share	$9,514	$2,275	$(46,436)	$1,029

Denominator – Average Shares Outstanding:
Denominator for basic earnings (loss) – weighted average shares	8,991	11,344	9,402	11,344
Effect of dilutive securities:
Stock grant	172	—	—	—

Denominator for diluted earnings (loss) – per common share	9,163	11,344	9,402	11,344

Basic earnings (loss) per common share	$1.06	$0.20	$(4.94)	$0.09

Diluted earnings (loss) per common share	$1.04	$0.20	$(4.94)	$0.09

NOTE 7 — INCOME TAXES

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

     For tax purposes, the discharge of the liabilities pursuant to the chapter 11 cases may result in income that is excluded from the Company’s taxable income. However, certain of the Company’s tax attributes, including net operating loss carryforwards and tax credits, may be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company’s property must be reduced by the amount of the excluded cancellation of debt income. It is estimated that after the reorganization and the items discussed below, the Company will have approximately $127.1 million in federal and state net operating loss carryovers.

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

     The Company has offset in its U.S. Federal income returns Federal net operating loss carryback claims for the tax years 1996, 1997, and 1998 to obtain refunds (which were received in July 2002) of regular tax and alternative minimum tax of $8.3 million and $6.4 million, respectively. The alternative minimum tax credit carryover of $6.0 million will be reduced to zero as a result of the net operating loss carryback claims.

NOTE 8 — STOCK OPTION PLAN

     Under the 2002 Stock Plan, the Company granted the President and Chief Executive Officer, Michael W. Patrick, 780,000 shares of Common Stock on January 31, 2002, which will vest during a five year time period. The Company is recording compensation expense associated with this grant ratably over the five year time period. Compensation expense amounted to $534,000 and $801,000 in the quarters ended March 31, 2002 and June 30, 2002, respectively.

     In addition, in May 2002 the Company granted stock awards for up to 220,000 shares of Common Stock to certain key employees. The employees must attain certain performance measures in each of the next three years and the stock awards vest twenty-five months after the applicable annual performance measures are met. Compensation expense amounted to $199,000 in the quarter and six months ended June 30, 2002.

NOTE 9 — CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

     Carmike’s subsidiaries, Eastwynn, Wooden Nickel and Military Services, fully, unconditionally, jointly and severally guarantee Carmike’s payment on the $154 million principal amount of New Senior Subordinated Notes.

     Eastwynn, Wooden Nickel and Military Services are direct, U.S. subsidiaries of Carmike. Carmike and the guarantor subsidiaries conduct substantially all of their operations on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. Carmike also has several unconsolidated affiliates which are not guarantors of the New Senior Subordinated Notes and are inconsequential to Carmike on a consolidated basis.

     The following is summarized condensed combined financial information for the guarantor subsidiaries of Carmike (in thousands) (unaudited):

June 30, 2002

Current assets	$20,770
Current liabilities	20,943
Noncurrent assets	362,194
Noncurrent liabilities	311,935

	Six Months Ended
	June 30,

	2002	2001

Revenues	$205,073	$167,587
Operating income	25,572	1,825
Net income (loss)	13,869	(853)

     Operating income and net income are net of intercompany management fees of approximately $12.0 million and $12.5 million for the three months ended June 30, 2002 and 2001, respectively. As previously noted (see Note 1 — Basis of Presentation and Note 2 — Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions for relief under chapter 11 of the United States Bankruptcy Code on August 8, 2000.

NOTE 10 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 provided that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 continued through December 31, 2001. During the second quarter of 2002, we determined that the required impairment testing related to the Company’s goodwill and other intangible assets did not require write-down of any such assets.

     The impact of goodwill amortization on net income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss):
Reported net income (loss)	$9,514	$2,275	$(46,436)	$1,029
Goodwill amortization	—	364	—	787

Adjusted net income (loss)	$9,514	$2,639	$(46,436)	$1,816

Net income (loss) per basic share:
Reported net income (loss)	$1.06	$0.20	$(4.94)	$0.09
Goodwill amortization	—	0.03	—	0.07

Adjusted net income (loss)	$1.06	$0.23	$(4.94)	$0.16

Net income (loss) per diluted share:
Reported net income (loss)	$1.04	$0.20	$(4.94)	$0.09
Goodwill amortization	—	0.03	—	0.07

Adjusted net income (loss)	$1.04	$0.23	$(4.94)	$0.16

     On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, and applies to all long-lived assets (including discontinued operations). Effective January 1, 2002, the Company adopted SFAS 144, which did not have a material effect on its results of operations.

NOTE 11 — RECLASSIFICATIONS

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

     Carmike cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause Carmike’s actual results in future periods to differ materially include, but are not limited to, the following:

•	The Company’s business will be adversely affected if there is a decline in the number of motion pictures available for screening or in their appeal to the Company’s patrons;

•	The Company’s substantial lease and debt obligations could impair its financial flexibility and its competitive position;

•	The Company may not generate sufficient cash flow to meet its needs;

•	The Company’s business is subject to significant competitive pressures;

•	The Company’s revenues vary significantly depending upon the timing of the motion picture releases by distributors;

•	The oversupply of screens in the motion picture exhibition industry and other factors may affect the performance of some of the Company’s theatres;

•	If Carmike does not comply with the covenants in its credit agreements or otherwise default under them, Carmike may not have the funds necessary to pay all its amounts that could become due;

•	The Company may be unable to fund its additional capital needs;

•	Deterioration in Carmike’s relationships with any of the major film distributors could adversely affect its access to commercially successful films and could adversely affect its business and results of operations;

•	Carmike’s success depends on its ability to retain key personnel;

•	Carmike faces uncertainties related to digital cinema;

•	A prolonged economic downturn could materially affect the Company’s business by reducing amounts consumers spend on attending movies;

•	Compliance with the Americans with Disabilities Act could require the Company to incur significant capital expenditures and litigation costs in the future;

•	The Company is subject to other federal, state and local laws which limit the manner in which it may conduct its business;

•	Disruption of Carmike’s relationship with its primary concession supplier could harm its margins on concessions;

•	Carmike’s development of new theatres poses a number of risks;

•	If Carmike determines that assets are impaired, it will be required to recognize a charge to earnings;

•	The Company’s recent bankruptcy reorganization could harm its business, financial condition and results of operations;

•	The Company’s business makes it vulnerable to future fears of terrorism;

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

Overview

     Carmike is one of the largest motion picture exhibitors in the United States. The Company currently operates 309 theatres with 2,264 screens located in 35 states, making it the second largest exhibitor in the country by number of theatres and the third largest by number of screens. Of the Company’s 309 theatres, 270 theatres are theatres that show films on a first-run basis, and the remaining 39 theatres are “discount theatres”. Carmike targets small- to mid-size non-urban markets. More than 80% of its theatres are located in communities with populations of fewer than 100,000.

Chapter 11 Cases

     On August 8, 2000, Carmike and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). The Company’s chapter 11 Plan of Reorganization became effective on January 31, 2002.

     Ten million shares of Carmike Common Stock were reserved for issuance on January 31, 2002 or on a date later contemplated by the Plan of Reorganization; Carmike currently has 8,991,262 shares of a single class of Common Stock outstanding. On January 31, 2002, Carmike also entered into a new $254.5 million term loan credit agreement and closed on a revolving credit agreement totaling $50 million. The proceeds of advances under the revolving credit agreement will be used to provide working capital financing to the Company and for funds for its other general purposes. Carmike borrowed $20 million of the revolving credit agreement in partial repayment of its obligations owing to the banks under the term loan credit agreement, and Carmike has since repaid all outstanding amounts under the revolving credit agreement.

Recent Developments

     On June 7, 2002, Carmike filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on July 17, 2002 and may be further amended, to register the sale through an underwritten public offering of up to 3,750,000 shares of its Common Stock (which includes 750,000 shares to be offered by certain selling stockholders), plus up to an additional 562,500 shares pursuant to an underwriters’ over-allotment option. Under the June 21, 2002 amendment to Carmike’s revolving credit agreement, the agent and the lenders agreed to waive any requirement for any reduction in the commitments under the agreement as a result of the issuance by Carmike of shares of Common Stock in an offering registered under the Securities Act of 1933, as amended, that closes no later than September 30, 2002. Additionally, certain amendments have been tentatively worked out among the parties to a certain Stockholders’ Agreement and a certain Registration Rights Agreement, both dated January 31, 2002, to permit the sale of shares in the offering by the selling stockholders.

     If Carmike is able to successfully complete the public offering, the Company anticipates using the net proceeds from the offering to reduce its existing debt. The Company had expected to complete the public offering during the fiscal quarter ended September 30, 2002. However, market conditions have already delayed the offering and a continuation of poor market conditions or other unanticipated events could further delay the public offering or cause the Company to postpone or cancel the offering. The Company cannot assure you when or if it will be able to complete the proposed public offering.

Comparison of Three and Six Months Ended
June 30, 2002 and June 30, 2001

Results Of Operations

     Total revenues for the quarter ended June 30, 2002 were $137.5 million, an increase of 26.3% from $108.9 million for the quarter ended June 30, 2001, because of the patron acceptance of films exhibited and higher concession sales. For the quarter ended June 30, 2002, the Company’s average admission price was $4.70, its average concession sale per patron was $2.22 and the attendance per average screen was 8,428. For the quarter ended June 30, 2001, the Company’s average admission price was $4.76, its average concession sale per patron was $2.16 and the attendance per average screen was 6,500. The increase in per screen attendance resulted in the increase of total revenue. As a result of these increases, the Company’s average revenue per screen increased by 30.4% to approximately $60,000 for the three months ended June 30, 2002 from $46,000 for the three months ended June 30, 2001.

     Carmike operated 309 theatres with 2,264 screens at June 30, 2002 compared to 330 theatres with 2,366 screens at June 30, 2001.

     Costs of operations (film exhibition costs, concession costs and other theatre operating costs) increased 15.6% from $91.1 million to $105.3 million for the quarter ended June 30, 2002. Film exhibition costs increased to $52.6 million for the quarter ended June 30, 2002 from $41.1 million for the quarter ended June 30, 2001 due to increased sales volume associated with increased attendance. Concessions costs increased slightly to $5.8 million for the quarter ended June 30, 2002 from $5.1 million for the quarter ended June 30, 2001. Other theatre operating costs, consisting primarily of occupancy costs, salaries, supplies and utilities, for the quarter ended June 30, 2002 increased 4.2% to $46.9 million from $45.0 million for the same period in 2001. This decrease was the result of fewer theatres and the effect of rejected leases approved by the Bankruptcy Court through the Chapter 11 Cases. As a percentage of total revenues, cost of operations decreased to 77% of total revenues in the quarter ended June 30, 2002 from 84% for the quarter ended June 30, 2001.

     Total revenues for the six months ended June 30, 2002 increased 21.7% to $253.9 million from $208.6 million for the six months ended June 30, 2001. This increase consists of a $28.5 million increase in admissions and a $16.9 million increase in concessions and other. For the six months ended June 30, 2002, the Company’s average admission price was $4.82, its average concession sale per patron was $2.18 and the attendance per average screen was 15,464. For the six months ended June 30, 2001, the Company’s average admission price was $4.78, its average concession sale per patron was $2.09 and the attendance per average screen was 12,370. The increase in per screen attendance as well as per patron admissions and concessions, slightly offset by the lower screen count, resulted in the increase of total revenue. The average revenue per screen increased by 28% to $111,178 for the six months ended June 30, 2002 from $86,836 for the six months ended June 30, 2001.

     Costs of operations for the six months ended June 30, 2002 increased 10.8% from $176.5 million for the six months ended June 30, 2001 to $195.6 million. Film exhibition costs increased to $92.8 million from $75.8 million for the six months ended June 30, 2001 due to increased sales volume associated with increased attendance. Concession costs were $10.8 million for the six months ended June 30, 2002 compared to $9.2 million for the six months ended June 30, 2001. Other theatre costs for the six months ended June 30, 2002 increased 0.7% to $92.0 million from $91.4 million for the same period in 2001. This increase was the result of higher labor costs due to increased sales volume. As a percentage of total revenues, cost of operations decreased to 77.0% of total revenues in the six months ended June 30, 2002 from 84.6% for the six months ended June 30, 2001.

     General and administrative expenses were $3.1 million for the quarter ended June 30, 2002 compared to $1.6 million for the same period last year. For the six month period ended June 30, 2002 general and administrative expenses were $5.5 million compared to $3.2 million for the six months ended June 30, 2001. The increases are due to non-cash charges related to the stock grants for the Company’s CEO and other key employees under the 2002 Stock Plan. Included in general and administrative expenses was $1.0 million and $1.5 million, respectively, for the three and six months ended June 30, 2002.

     Depreciation and amortization decreased 24.3% for the quarter ended June 30, 2002 at $8.1 million compared $10.7 million for the quarter ended June 30, 2001. This decrease primarily results from the Company’s lowering the carrying values of property and equipment as discussed in Note 4 – Impairment of Long-Lived Assets in the Annual Report on Form 10-K for the year ended December 31, 2001 as well as the Company’s ceasing to record amortization on goodwill effective January 1, 2002.

     Interest expense for the quarter ended June 30, 2002 increased 600% to $11.2 million from $1.6 million for the quarter ended June 30, 2001. The Company had stopped recording interest expense relating to substantially all of its debt facilities effective August 8, 2000 through January 31, 2002 in accordance with the requirements of Statement of Position 90-7, “Financial Reporting by Entities In Reorganization under the Bankruptcy Code”.

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

     The Company has offset in its U.S. Federal income returns Federal net operating loss carryback claims for the tax years 1996, 1997, and 1998 to obtain refunds (which were received in July 2002) of regular tax and alternative minimum tax of $8.3 million and $6.4 million, respectively. The alternative minimum tax credit carryover of $6.04 million will be reduced to zero as a result of the net operating loss carryback claims.

Liquidity and Capital Resources

     The Company’s revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because the Company receives its revenues in cash prior to the payment of related expenses, it has an operating “float” which partially finances its operations. The Company had a working capital deficit of $21.3 million as of June 30, 2002, compared to working capital of $33.4 million at June 30, 2001. The decreased working capital recorded as of June 30, 2002 reflects the payment of interest and fees at the completion of the Company’s reorganization. At December 31, 2001, the Company had approximately $94.2 million in cash and cash equivalents on hand, substantially all of which was used to repay pre-petition liabilities and associated interest on the effective date of the Company’s reorganization. As of August 5, 2002, the Company had approximately $56.8 million in cash and cash equivalents on hand.

     Carmike’s capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the six months ended June 30, 2002, such capital expenditures totaled $1.7 million. In connection with the Company’s credit agreements, the Company will be limited to capital expenditures, as defined, of $20 million in 2002, $15 million in 2003, $10 million in 2004 and $15 million in each of 2005 and 2006. However, beginning in 2003, these limits may increase each year up to $5 million for any given year.

     Cash used by operating activities was $19.1 million for the six months ended June 30, 2002, compared to cash provided by operating activities of $2.4 million for the six months ended June 30, 2001. The increase in cash used by operating activities was primarily due to interest and fees paid at the completion of the Company’s reorganization. Net cash used in investing activities was $1.1 million for the six months ended June 30, 2002 as compared to cash provided in investing activities of $3.2 million in the prior year. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from sales of long-term assets. For the six months ended June 30, 2002 cash used by financing activities was $28.5 million compared to cash provided by financing activities of $1.2 million for the previous year. The increase was primarily due to payments made at the effective date of the Company’s reorganization.

     The Company’s liquidity needs are funded by operating cash flow, sales of surplus assets, availability under the revolving credit agreement and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes the Company’s needs for cash vary significantly from period to period. Additionally, the ultimate performance of the film product, any time during the calendar year, will have the most dramatic impact on the Company’s cash needs.

     The Company’s ability to service its indebtedness will require a significant amount of cash. The Company’s ability to generate this cash will depend largely on future operations. Based upon the Company’s current level of operations, it believes that cash flow from operations, available cash, sales of surplus assets and borrowings under the Company’s credit agreements will be adequate to meet its liquidity needs. However, the possibility exists that, if the Company’s liquidity needs are not met and the Company is unable to service its indebtedness, it could come into technical default under any of its debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of the senior debt, to issue a payment blockage to the more junior debt. A similar situation contributed to the circumstances that led Carmike to file its voluntary petition for relief under chapter 11 of the U.S. Bankruptcy Code in 2000.

Financial Covenant Compliance

     Term Loan Credit Agreement

     The term loan credit agreement provides for borrowings of up to $254.5 million, of which $222.9 million were outstanding at June 30, 2002. The interest rate for borrowings under the term loan credit agreement is the greater of (i) at Carmike’s option, a specified base rate plus 3.5% or an adjusted LIBOR plus 4.5%, and (ii) 7.75%. The final maturity date of the loans under the term loan credit agreement is January 31, 2007. The principal payment dates are June 30 and December 31 of each year, beginning June 30, 2002 and ending June 30, 2006.

     The term loan credit agreement contains covenants which, among other things, restrict Carmike’s ability to:

•	Pay dividends or make any other restricted payments;

•	Create liens on Carmike’s assets;

•	Make certain investments; and

•	Consolidate, merge or otherwise transfer all or any substantial part of Carmike’s assets.

     In addition, the term loan credit agreement contains financial covenants that requires Carmike to maintain specified ratios of funded debt to EBITDA, EBITDA to interest expense on funded debt and EBITDAR to fixed charges. The term loan credit agreement defines the terms used in these covenants. It also limits Carmike’s annual capital expenditures, which may not exceed $20.0 million in 2002, $15.0 million in 2003, $10.0 million in 2004 and $15.0 million in 2005 and 2006. However, beginning in 2003, these limits will increase each year by the amount of the unused capital expenditure allowance from the previous year, up to $5.0 million for any given year.

     Carmike’s failure to comply with any of the required financial ratios for two consecutive fiscal quarters or its failure to comply with the limitation on capital expenditures are events of default under the term loan credit agreement, in which case, if requested by lenders holding at least 51% of the aggregate principal amount outstanding under the agreement, the administrative agent shall declare the notes (together with any accrued interest) and all other amounts payable due. Other events of default under the term loan credit agreement include:

•	Carmike’s failure to pay principal or interest on the loans when due and payable, or Carmike’s failure to pay certain expenses;

•	the occurrence of a change of control, as defined in the agreement; or

•	the guaranty by Carmike’s subsidiaries ceases to be in full force and effect.

     The lenders under the term loan credit agreement have (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of Carmike and its subsidiaries; (ii) a second priority, perfected security interest in the equity interests of Carmike subsidiaries or 50% owned entities; and (iii) a second priority, security interest in substantially all personal property and specified small receivables owned by Carmike and its subsidiaries. All of the security interests and liens that secure the new bank debt under the term loan credit agreement are junior and subordinate to the liens and security interests of the collateral agent under the revolving credit agreement. Carmike’s subsidiaries have guaranteed Carmike’s obligations under the term loan credit agreement.

     Revolving Credit Agreement

     The revolving credit agreement provides for borrowings of up to $50.0 million. Carmike has no amounts outstanding under this facility. The interest rate for borrowings under the revolving credit agreement is set from time to time at Carmike’s option (subject to certain conditions set forth in the revolving credit agreement) at either: (i) a specified base rate plus 1.75% per annum or (ii) an adjusted LIBOR plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the revolving credit agreement) outstanding from time to time.

     The revolving credit agreement contains covenants which, among other things, restrict Carmike’s ability to:

•	Amend the terms of its supply contracts with Showtime Concession Supply Company and The Coca-Cola Company;

•	Amend Michael W. Patrick’s Chief Executive Officer employment agreement;

•	Pay dividends or make any other restricted payments;

•	Create liens on Carmike’s assets;

•	Make certain investments;

•	Consolidate, merge or otherwise transfer all or any substantial part of Carmike’s assets;

•	Incur additional indebtedness;

•	Enter into transactions with Carmike’s affiliates;

•	Engage in any sale-leaseback, synthetic lease or similar transaction involving any of Carmike’s assets; and

•	Enter into any operating lease for real estate that would result in an increase in excess of 10% of its aggregate liabilities and those of Carmike’s subsidiaries under all existing leases, subject to certain exceptions.

     In addition, the revolving credit agreement contains financial covenants that require Carmike to maintain specified ratios of funded debt to EBITDA, EBITDA to interest expense and revolving credit advances to EBITDA. The terms governing each of these ratios are defined in the revolving credit agreement. That agreement also limits annual capital expenditures, which may not exceed $20.0 million in 2002, and $15.0 million in each year thereafter, provided that, beginning in 2003, the amount of allowable capital expenditures is subject to increases of no more than $5.0 million in any given year.

     Carmike’s failure to comply with any of these financial ratios or the limitation on capital expenditures is an event of default under the revolving credit agreement, in which case, the agent may, and if requested by the lenders holding at least 66 2/3% of the commitments shall, terminate the revolving credit agreement with respect to additional advances and may declare all or any portion of the obligations due and payable. Other events of default under the revolving credit agreement include:

•	Carmike’s failure to pay principal or interest on the loans when due and payable, or its failure to pay certain expenses;

•	the occurrence of a change of control, as defined in the agreement;

•	a breach or default by Carmike or its subsidiaries under, or the termination of, the Indenture;

•	an event of default under the term loan credit agreement; or

•	the termination of the Company’s supply contracts with Showtime Concession Supply Company or The Coca-Cola Company.

     Borrowings under the revolving credit agreement are secured by first priority security interests in substantially all of Carmike’s tangible or intangible property (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex). Carmike’s subsidiaries have guaranteed Carmike’s obligations under the revolving credit agreement.

     10 3/8% Senior Subordinated Notes

     Carmike’s new 10 3/8% Senior Subordinated Notes were issued pursuant to an indenture, dated as of January 31, 2002, among its subsidiary guarantors named therein, Wilmington Trust Company, as trustee, and Carmike.

     The indenture contains covenants which, among other things, restrict Carmike’s ability to:

•	Pay dividends or make any other restricted payments;

•	Consolidate, merge or otherwise transfer all or substantially all of Carmike’s assets;

•	Incur additional indebtedness;

•	Issue certain types of stock; and

•	Enter into transactions with affiliates.

     In addition, under the terms of the indenture, Carmike is prohibited from incurring any subordinated debt that is senior in any respect in right of payment to the 10 3/8% Senior Subordinated Notes.

     Upon a change of control, as defined in the indenture, subject to certain exceptions, Carmike is required to offer to repurchase from each holder all or any part of each holder’s 10 3/8% Senior Subordinated Notes at a purchase price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.

     The indenture contains customary events of default for agreements of this type, including payment defaults, covenant defaults and bankruptcy defaults. If any event of default under the indenture occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding 10 3/8% Senior Subordinated Notes may declare all the 10 3/8% Senior Subordinated Notes to be due and payable immediately.

     Carmike’s subsidiaries have issued guarantees of the 10 3/8% Senior Subordinated Notes that are junior and subordinated to the subsidiary guarantees of Carmike’s senior debt on the same basis as the 10 3/8% Senior Subordinated Notes are junior and subordinated to the senior debt (as defined in the indenture and includes the debt described above under Carmike’s term loan and revolving credit agreements). Interest at 10 3/8% per annum from the issue date to maturity is payable on the 10 3/8% Senior Subordinated Notes each February 1 and August 1. The 10 3/8% Senior Subordinated Notes are redeemable at Carmike’s option under certain conditions after February 1, 2004.

     As of June 30, 2002, the Company is in compliance with all aforementioned covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest paid on the Company’s debt is largely subject to changes in interest rates in the market. The revolving credit agreement and the new bank debt governed by the term loan credit agreement are based on a structure that is priced over an index or LIBOR rate option.

     A substantial number of the Company’s theatre leases are off-balance sheet as required by Generally Accepted Accounting Principles for Operating Leases. The cash commitments required for these leases have been included in the contractual obligations schedule included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001, and Carmike does not believe that the market risk the Company faces related to these leases is materially different than it was at the date of the Annual Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Chapter 11 Cases

     On August 8, 2000, the Company and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code. On January 4, 2002, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as November 14, 2001. The Plan of Reorganization became effective on January 31, 2002. Certain claims from the bankruptcy reorganization remain unsettled and are subject to ongoing negotiation and possible litigation. Carmike estimates the amount of these claims at June 30, 2002 to be $40.2 million; however, the final amounts Carmike pays in satisfaction of the claims depend on the Bankruptcy Court’s determination.

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

ITEM 5. OTHER INFORMATION

     On May 23, 2002, Carmike’s Common Stock began trading on the Nasdaq National Market under the ticker symbol “CKEC”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Listing of Exhibits

Exhibit 10. First Amendment to Credit Agreement, dated as of June 21, 2002, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions form time to time parties to the agreement as Lenders.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC. (Registrant)

Date: August 9, 2002	By:	/s/ Michael W. Patrick

Michael W. Patrick President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 9, 2002	By:	/s/ Martin A. Durant

Martin A. Durant Senior Vice President — Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	First Amendment to Credit Agreement, dated as of June 21, 2002, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions form time to time parties to the agreement as Lenders.