Form 10-Q
period 2002-09-30
CARMIKE CINEMAS INC
filed 2002-11-14
CIK 799088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Common Stock, $.03 par value —
     8,991,262 shares outstanding as of November 11, 2002

PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,350	$94,187
Accounts and notes receivable	1,261	692
Inventories	3,032	3,072
Recoverable construction allowances	6,200	8,175
Prepaid expenses	4,481	5,140

Total current assets	70,324	111,266
Other assets:
Investments in and advances to partnerships	6,030	7,095
Other (including restricted cash of $13,185 in 2001)	4,645	15,984

	10,675	23,079
Property and equipment:
Land	56,410	58,707
Buildings and improvements	146,504	146,728
Leasehold improvements	217,951	218,352
Leasehold interest	5,841	5,841
Equipment	182,002	179,619

	608,708	609,247
Accumulated depreciation and amortization	(171,937)	(149,154)

	436,771	460,093
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$541,124	$617,792

See accompanying notes

	September 30,	December 31,
	2002	2001

	(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,922	$22,291
Accrued expenses	39,198	32,028
Current maturities of long-term indebtedness and capital lease obligations	24,648	2,289

Total current liabilities	79,768	56,608
Long-term liabilities:
Long-term debt, less $23,669 and $1,418 in current maturities at September 30, 2002 and December 31, 2001and $444,806 classified as subject to compromise at December 31, 2001	352,356	-0-
Capital lease obligations, less current maturities and $3,120 classified as subject to compromise at December 31, 2001	46,662	47,423
Long-term trade payables	7,851	-0-
Liabilities subject to compromise, less $1,663 in accounts payable at September 30, 2002	38,981	508,100
Deferred income taxes	1,927	1,927
Other	2,524	-0-

	450,301	557,450
Shareholders’ equity:
5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 550,000 shares at December 31, 2001; involuntary liquidation value of $55,000,000	-0-	550
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 8,991,262 shares at September 30, 2002	270	-0-
Class A Common Stock, $.03 par value, one vote per share, authorized 22,500,000 shares, issued and outstanding 10,018,287 shares at December 31, 2001	-0-	301
Class B Common Stock, $.03 par value, ten votes per share, authorized 5,000,000 shares, issued and outstanding 1,370,700 shares at December 31, 2001	-0-	41
Treasury Stock, at cost, 44,800 shares at December 31, 2001	-0-	(441)
Paid-in capital	204,638	158,772
Retained earnings (deficit)	(193,853)	(155,489)

	11,055	3,734

	$541,124	$617,792

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues:
Admissions	$82,844	$88,972	$253,262	$230,914
Concessions and other	40,629	41,467	124,142	108,106

	123,473	130,439	377,404	339,020
Costs and expenses:
Film exhibition costs	44,748	49,472	137,529	125,307
Concession costs	3,898	5,512	14,689	14,737
Other theatre operating costs	43,351	45,930	135,365	137,378
General and administrative expenses	4,052	3,033	9,585	6,247
Depreciation and amortization expenses	8,233	10,862	24,374	32,310

	104,282	114,809	321,542	315,979

Operating income	19,191	15,630	55,862	23,041
Interest expense (Contractual interest for three and nine months ended September 30, 2001 was $12,815 and $38,429, respectively)	11,097	1,562	93,869	4,738
Net income (loss) before reorganization costs and income taxes	8,094	14,068	(38,007)	18,303
Reorganization costs	22	2,972	15,057	6,178

Net income (loss) before income taxes	8,072	11,096	(53,064)	12,125
Income tax (benefit)	—	—	(14,700)	—

Net income (loss) available for common stock	$8,072	$11,096	$(38,364)	$12,125

Weighted average shares outstanding:
Basic	8,991	11,389	9,342	11,389
Diluted	9,080	11,389	9,342	11,389

Income (loss) per common share:
Basic	$0.90	$0.97	$(4.11)	$1.06

Diluted	$0.89	$0.97	$(4.11)	$1.06

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Nine Months Ended
	September 30,
	2002	2001
Operating Activities
Net income (loss)	$(38,364)	$12,125
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	24,374	32,310
Impairment charge	—	2,800
(Gain) on asset sales	(145)	—
Non-cash reorganization items	5,888	(16,513)
Non-cash compensation	2,524	—
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	536	2,600
Prepaid expenses	11,788	(7,343)
Accounts payable	(6,369)	(11,695)
Accrued expenses and other liabilities	(7,287)	1,199

Net cash provided by (used in) operating activities	(7,055)	15,483
Investing Activities
Purchases of property and equipment	(3,660)	(8,264)
Proceeds from sales of property and equipment	3,104	8,149

Net cash provided by (used in) investing activities	(556)	(115)
Financing Activities
Debt:
Additional borrowings	21,705	—
Repayments	(54,906)	(1,673)
Recoverable construction allowances under capital leases	1,975	3,458

Net cash provided by (used in) financing activities	(31,226)	1,785

Increase (decrease) in cash and cash equivalents	(38,837)	17,153
Cash and cash equivalents at beginning of period	94,187	68,271

Cash and cash equivalents at end of period	$55,350	$85,424

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Nine Months Ended September 30, 2002 and 2001

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

     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Material features of the Plan are:

•	The Plan provides for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

•	The holders of Carmike’s cancelled Class A and Class B Common Stock received in the aggregate 22.2% (2,211,261) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	The holders of Carmike’s cancelled Series A Preferred Stock received in the aggregate 41.2% (4,120,000) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9-3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the chapter 11 cases (the “Original Senior Subordinated Notes”) received in the aggregate 26.6% (2,660,001) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under a new management incentive plan (the “2002 Stock Plan”). Under the 2002 Stock Plan, 780,000 have been authorized for issuance to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company, and 220,000 shares have been authorized for issuance to seven other members of senior management.

•	The holders of Bank Claims in the chapter 11 cases received New Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Reorganization Date. “Bank Claims” consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. “New Bank Debt” consists of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; and (b) 7.75% per annum.

•	Carmike issued $154,315,000 of its new 10-3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”) in exchange for $154,315,000 aggregate principal amount of the claims in the chapter 11 cases concerning the Original Senior Subordinated Notes.

•	136 of Carmike’s underperforming theatres were rejected. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

•	General unsecured creditors will receive payments in the aggregate of up to $53.8 million with an annual interest rate of 9.4% in resolution of their allowed claims in Carmike’s reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $39 million are disputed as of September 30, 2002. As such, the Company’s ultimate liability for these claims is uncertain and is subject to bankruptcy court resolution. The Company has paid, as of September 30, 2002, approximately $5.3 million for settled claims.

     On the Reorganization Date, the Company entered into a new term loan credit agreement (the “Post-Confirmation Credit Agreement”), which governs the terms of the New Bank Debt. The Company’s subsidiaries have guaranteed the Company’s obligations under the Post-Confirmation Credit Agreement. The lenders under the Post-Confirmation Credit Agreement have (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the equity interests of Company subsidiaries or 50% owned entities; and (iii) a second priority, security interest in substantially all personal property and specified small receivables owned by the Company and its subsidiaries. All of the security interests and liens that secure the New Bank Debt under the Post-Confirmation Credit Agreement are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

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

     Also on the Reorganization Date, the Company closed on a revolving credit agreement (the “Revolving Credit Agreement”) totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Reorganization Date, borrowed $20 million of the Revolving Credit Agreement in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. As of September 30, 2002, the Company has repaid the borrowed $20 million and has no outstanding balance under the Revolving Credit Agreement.

     The interest rate for borrowings under the Revolving Credit Agreement is set from time to time at the Company’s option (subject to certain conditions set forth in the Revolving Credit Agreement) at either: (i) a specified base rate plus 1.75% per annum or (ii) an adjusted LIBOR Rate plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Revolving Credit Agreement) outstanding from time to time. Borrowings under the Revolving Credit Agreement are secured by first priority security interests in substantially all tangible or intangible property of the Company (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex Realty Leasing, L.L.C.). The Revolving Credit Agreement contains covenants that, among other things, prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Revolving Credit Agreement as to when the Company must prepay portions of the loans.

     In addition, on the Reorganization Date and pursuant to the Plan, the Company issued $154,315,000 10-3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”), in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note Claims in the Company’s bankruptcy case relating to the Company’s former 9-3/8% Senior Subordinated Notes due 2009 (the “Original Senior Subordinated Notes”); the remaining $45,685,000 in aggregate principal amount of the Original Notes were exchanged under the Plan for shares of reorganized Company Common Stock, as previously reported. The New Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the “Indenture”). The Company’s subsidiary guarantees of the New Senior Subordinated Notes are junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company’s Senior Debt (as defined in the Indenture and includes the debt described above under the Post-Confirmation and Revolving Credit Agreements). Interest at 10-3/8% per annum from the issue date to maturity is payable on the New Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The New Senior Subordinated Notes are redeemable at the Company’s option under certain conditions after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Confirmation and Revolving Credit Agreements as described above, asset sales, changes of control and transactions with affiliates.

     The reorganization value of the assets of the Company immediately before the Reorganization Date was greater than the total of all post-petition liabilities and allowed claims and the Plan does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its historical basis of accounting.

     Reorganization costs for the nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	September 30,	September 30,
	2002	2001

Write-off of loan origination fees	$8,034	$—
Gain on interest rate swap	444	—
(Gain)/Loss on sale of assets	15	(642)
Interest income	(107)	(634)
Professional fees and other	6,671	7,454

	$15,057	$6,178

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

     A summary of the principal categories of claims classified as Liabilities Subject to Compromise at September 30, 2002 and December 31, 2001 are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Long-term debt	$—	$444,806
Restructuring reserves	—	24,668
Disputed unsecured claims	36,848	35,783
Disputed priority claims	2,133	2,843

	$38,981	$508,100

NOTE 4 — DEBT

     Long-term debt as of December 31, 2001 and September 30, 2002 is as follows (in thousands):

	September 30,	December 31,
	2002	2001

Revolving Credit Facility(1)	$—	$184,392
Term Loan B(1)	—	68,448
Credit Facility(1)	220,541	—
Revolving Credit Agreement(2)	—	—
9-3/8% Senior Subordinated Notes(3)	—	191,966
10-3/8% Senior Subordinated Notes(3)	154,315	—
Industrial Revenue Bonds and other	1,169	1,417

	376,025	446,223
Less:
Amounts classified as liabilities subject to compromise	—	(444,806)
Current maturities	(23,669)	(1,417)

	$352,356	$—

(1)	On the Reorganization Date, Carmike entered into the Post-Confirmation Credit Agreement that replaced the existing Revolving Credit Facility and Term Loan B. The lenders under the Credit Facility have certain security interests and liens on substantially all of Carmike’s assets. All of the security interests and liens that secure the Credit Facility are junior and subordinate to the liens and security interests of the collateral agent under the Revolving Credit Agreement described below.

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

(2)	Also on the Reorganization Date, the Company entered into the Revolving Credit Agreement totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Reorganization Date, borrowed $20 million of the Revolving Credit Facility in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. As of September 30, 2002, the Company has repaid the $20 million and has no outstanding balance under the Revolving Credit Agreement.

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

(3)	In addition, on the Reorganization Date and pursuant to the Plan, the Company issued $154,315,000 10-3/8% Senior Subordinated Notes due 2009, in exchange for $154,315,000 aggregate principal amount of the 9-3/8% Senior Subordinated Notes; the remaining $45,685,000 in aggregate principal amount of the 9-3/8% Senior Subordinated Notes were exchanged under the Plan for shares of reorganized Company Common Stock. Interest from the issue date to maturity is payable on the 10-3/8% Senior Subordinated Notes each February 1 and August 1, with the first interest payment date being February 1, 2002. The 10-3/8% Senior Subordinated Notes are redeemable at the Company’s option under certain conditions after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Revolving Credit Agreement as described above, asset sales, changes of control and transactions with affiliates.

NOTE 5 — STOCKHOLDERS’ EQUITY

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

     An analysis of stockholders’ equity for the nine months ended September 30, 2002 is as follows (in thousands):

	Series A
	Cumulative
	Convertible
	Exchangeable		Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Common Stock		Treasury Stock
											Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2001	550	$550	10,018	$301	1,371	$41	—	$—	(45)	$(441)	$158,772	$(155,489)	$3,734
Exchange of Class A and Class B Common Stock for Common Stock	—	—	(10,018)	(301)	(1,371)	(41)	2,211	66	45	441	(165)	—	—
Exchange of Series A Cumulative Convertible Exchangeable Preferred Stock for Common Stock	(550)	(550)		—	—	—	4,120	124	—	—	426	—	—
Exchange of 9-3/8% Senior Subordinated Notes for Common Stock	—	—	—	—	—	—	2,660	80	—	—	45,605	—	45,685
Net loss	—	—	—	—	—	—	—	—	—	—	—	(38,364)	(38,364)

Balance at September 30, 2002	—	—	—	—	—	—	8,991	$270	—	—	$204,638	$(193,853)	$11,055

NOTE 6 — EARNINGS PER SHARE

     The calculation of basic and diluted earnings per common share from continuing operations is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Numerator – Earnings:
Income (loss) and numerator for basic and Diluted earnings per common share	$8,072	$11,096	$(38,364)	$12,125

Denominator – Average Shares Outstanding:
Denominator for basic earnings (loss) – weighted Average shares	8,991	11,389	9,342	11,389
Effect of dilutive securities: Stock grant	89	—	—	—

Denominator for diluted earnings (loss) – per common share	9,080	11,389	9,342	11,389

Basic earnings (loss) per common share	$0.90	$0.97	$(4.11)	$1.06

Diluted earnings (loss) per common share	$0.89	$0.97	$(4.11)	$1.06

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

     In connection with the reorganization, it is anticipated that the Company may undergo an ownership change or changes within the meaning of Section 382 of the Internal Revenue Code. Consequently, the ability of the Company to use the net operating losses and credits may be severely limited and may be subject to an annual limitation based on the product of the fair value of the Company immediately before reorganization multiplied by the federal long-term tax exempt bond rate.

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

     For tax purposes, the discharge of the liabilities pursuant to the chapter 11 cases may result in income that is excluded from the Company’s taxable income. However, certain of the Company’s tax attributes, including net operating loss carryforwards and tax credits, may be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company’s property must be reduced by the amount of the excluded cancellation of debt income. It is estimated that after the reorganization and NOL carryback claims, but before consideration of any possible impact on net operating losses as a result of cancellation of debt income, the Company will have approximately $124.5 million in federal and state net operating loss carryforwards as of December 31, 2001.

NOTE 8 — STOCK OPTION PLAN

     Under the 2002 Stock Plan, the Company granted the President and Chief Executive Officer, Michael W. Patrick, 780,000 shares of Common Stock on January 31, 2002, which will vest during a five year time period. The Company is recording compensation expense associated with this grant ratably over the five year time period. Compensation expense amounted to $801,000 and $2,136,000 in the quarter and nine month period ended September 30, 2002, respectively.

     In addition, in May 2002 the Company granted stock awards for up to 220,000 shares of Common Stock to certain key employees. The employees must attain certain performance measures in each of the next three years and the stock awards vest twenty-five months after the applicable annual performance measures are met. Compensation expense amounted to $189,000 and $388,000 in the quarter and nine month period ended September 30, 2002, respectively.

NOTE 9 — CONDENSED COMBINED FINANCIAL DATA FOR GUARANTOR SUBSIDIARIES

     Carmike’s subsidiaries, Eastwynn, Wooden Nickel and Military Services, fully, unconditionally, jointly and severally guarantee Carmike’s payment on the $154 million principal amount of the New Senior Subordinated Notes.

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

     The following is summarized condensed combined financial information for the guarantor subsidiaries of Carmike (in thousands) (unaudited):

September 30, 2002
Current assets	$18,504
Current liabilities	21,046
Noncurrent assets	354,581
Noncurrent liabilities	294,087

	Nine Months Ended
	September 30,
	2002	2001
Revenues	$305,376	$272,501
Operating income	39,829	10,945
Net income (loss)	21,735	7,690

	Nine Months Ended
	September 30,

	2002	2001
Operating activities	35,852	19,751
Investing activities	737	(261)
Financing activities	(42,716)	(27,622)

Increase(decrease) in cash and cash equivalents	(6,127)	(8,132)
Cash and cash equivalents at beginning of period	13,219	15,711

Cash and cash equivalents at end of period	7,092	7,579

     Operating income and net income are net of intercompany management fees of approximately $17.9 million and $16.0 million for the nine months ended September 30, 2002 and 2001, respectively. As previously noted (see Note 1 — Basis of Presentation and Note 2 — Proceedings Under Chapter 11), the guarantor subsidiaries also filed petitions for relief under chapter 11 of the United States Bankruptcy Code on the Petition Date.

NOTE 10 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 continued through December 31, 2001. During the third quarter of 2002, we determined that the required impairment testing related to the Company’s goodwill and other intangible assets did not require write-down of any such assets.

     The impact of goodwill amortization on net income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income (loss):
Reported net income (loss)	$8,072	$11,096	$(38,364)	$12,125
Goodwill amortization	—	394	—	1,181

Adjusted net income (loss)	$8,072	$11,490	$(38,364)	$13,306

Net income (loss) per basic share:
Reported net income (loss)	$0.90	$0.97	$(4.11)	$1.06
Goodwill amortization	—	0.03	—	0.10

Adjusted net income (loss)	$0.90	$1.00	$(4.11)	$1.16

Net income (loss) per diluted share:
Reported net income (loss)	$0.89	$0.97	$(4.11)	$1.06
Goodwill amortization	—	0.03	—	0.10

Adjusted net income (loss)	$0.89	$1.00	$(4.11)	$1.16

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Carmike cautions that any forward-looking statements made by the Company are not guarantees of future performance and that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Factors which could cause Carmike’s actual results in future periods to differ materially include, but are not limited to, the following:

•	The Company’s business will be adversely affected if there is a decline in the number of motion pictures available for screening or in their appeal to the Company’s patrons;

•	The Company’s substantial lease and debt obligations could impair its financial flexibility and its competitive position;

•	The Company may not generate sufficient cash flow to meet its needs;

•	The Company’s business is subject to significant competitive pressures;

•	The Company’s revenues vary significantly depending upon the timing of the motion picture releases by distributors;

•	The oversupply of screens in the motion picture exhibition industry and other factors may affect the performance of some of the Company’s theatres;

•	If Carmike does not comply with the covenants in its credit agreements or otherwise defaults under them, Carmike may not have the funds necessary to pay all its amounts that could become due;

•	Either as a result of negative covenants in its credit agreements or the unavailability of funding outside of such credit agreements, the Company may be unable to fund any additional capital needs;

•	Deterioration in Carmike’s relationships with any of the major film distributors could adversely affect its access to commercially successful films and could adversely affect its business and results of operations;

•	Carmike’s success depends on its ability to retain key personnel;

•	Carmike faces uncertainties related to digital cinema;

•	A prolonged economic downturn could materially affect the Company’s business by reducing amounts consumers spend on attending movies;

•	Compliance with the Americans with Disabilities Act could require the Company to incur significant capital expenditures and litigation costs in the future;

•	The Company is subject to other federal, state and local laws which limit the manner in which it may conduct its business;

•	Disruption of Carmike’s relationship with its primary concession supplier could harm its margins on concessions;

•	Carmike’s development of new theatres poses a number of risks;

•	If Carmike determines that assets are impaired, it will be required to recognize a charge to earnings;

•	The Company’s recent bankruptcy reorganization could harm its business, financial condition and results of operations;

•	The Company’s business makes it vulnerable to future fears of terrorism;

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

Overview

     Carmike is one of the largest motion picture exhibitors in the United States. The Company currently operates 309 theatres with 2,260 screens located in 35 states, making it the second largest exhibitor in the country by number of theatres and the third largest by number of screens. Of the Company’s 309 theatres, 270 theatres are theatres that show films on a first-run basis, and the remaining 39 theatres are “discount theatres”. Carmike targets small- to mid-size non-urban markets. More than 80% of its theatres are located in communities with populations of fewer than 100,000.

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

Recent Developments

     On June 7, 2002, Carmike filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was amended on July 17, 2002, to register the sale through an underwritten public offering of up to 3,750,000 shares of its Common Stock (which included 750,000 shares to be offered by certain selling stockholders), plus up to an additional 562,500 shares pursuant to an underwriters’ over-allotment option. The Company had expected to complete the public offering during the fiscal quarter ended September 30, 2002. However, poor market conditions caused the Company to postpone the offering indefinitely. The Company cannot assure you when or if it will be able to complete the proposed public offering.

Comparison of Three Months and Nine Months Ended
September 30, 2002 and September 30, 2001

RESULTS OF OPERATIONS

     Total revenues for the quarter ended September 30, 2002 were $123.5 million, a decrease of 5.3% from $130.4 million for the quarter ended September 30, 2001. For the quarter ended September 30, 2002, the Company’s average admission price was $4.73, its average concession sale per patron was $2.10 and the attendance per average screen was 7,734. For the quarter ended September 30, 2001, the Company’s average admission price was $4.79, its average concession sale per patron was $2.07 and the attendance per average screen was 7,852. The decrease in per average screen attendance and average per patron admission when coupled with the lower comparable screen count contributed to the decrease in total revenue. The average revenue per screen decreased by 1.2% to approximately $54,514 for the three months ended September 30, 2002 from $55,177 for the three months ended September 30, 2001. Carmike operated 309 theatres with 2,260 screens at September 30, 2002 compared to 329 theatres with 2,361 screens at September 30, 2000.

     Costs of operations (film exhibition costs, concession costs and other theatre operating costs) decreased 8.8% from $100.9 million to $92.0 million for the quarter ended September 30, 2002. Film exhibition costs decreased to $44.7 for the quarter ended September 30, 2002 from $49.5 million for the quarter ended September 30, 2001 due to improved terms and longer playing pictures partially offset by decreased sales. Concession costs for the quarter ended September 30, 2002 decreased from $5.5 million to $3.9 million. Other theatre operating costs, consisting primarily of occupancy costs, salaries, supplies and utilities, for the quarter ended September 30, 2002 decreased 5.4% to $43.4 million from $45.9 million for the same period in 2001. This decrease was the result of fewer theatres and efficient cost controls. As a percentage of total revenues, cost of operations decreased to 74.5% of total revenues in the quarter ended September 30, 2002 from 77.4% for the quarter ended September 30, 2001.

     Total revenues for the nine months ended September 30, 2002 increased 11.3% to $377.4 million from $339.0 million for the nine months ended September 30, 2001. This increase consists of a $22.4 million increase in admissions and a $16.0 million increase in concessions and other. For the nine months ended September 30, 2002, the Company’s average admission price was $4.79, its average concession sale per patron was $2.16 and the attendance per average screen was 23,053. For the nine months ended September 30, 2001, the Company’s average admission price was $4.78, its average concession sale per patron was $2.08 and the attendance per average screen was 20,120. The increase in per screen attendance as well as per patron admissions and concessions resulted in the increase of total revenue. The average revenue per screen increased by 16.6% to $164,661 for the nine months ended September 30, 2002 from $141,258 for the nine months ended September 30, 2001.

     Costs of operations for the nine months ended September 30, 2002 increased 3.7% from $277.4 million for the nine months ended September 30, 2001 to $287.6 million. Film exhibition costs increased to $137.5 million from $125.3 million for the nine months ended September 30, 2001 due to increased sales volume. Concession costs were flat at $14.7 million for the nine months ended September 30, 2002 and 2001. Other theatre costs for the nine months ended September 30, 2002 decreased 1.5% to $135.4 million from $137.4 million for the same period in 2001. This decrease was the result of fewer theatres and efficient cost controls. As a percentage of total revenues, cost of operations decreased to 76.2% of total revenues in the nine months ended September 30, 2002 from 81.8% for the nine months ended September 30, 2001.

     General and administrative expenses were $4.1 million for the quarter ended September 30, 2002 compared to $3.0 million for the same period last year. For the nine month period ended September 30, 2002 general and administrative expenses were $9.6 million compared to $6.2 million for the nine months ended September 30, 2001. The increases are due to non-cash charges related to stock awards to the Company’s CEO and other key employees under the 2002 Stock Plan. Included in general and administrative expenses was $1.0 million and $2.5 million, respectively, for the three and nine months ended September 30, 2002. General and administrative expenses for the quarter ended September 30, 2002 included approximately $552 thousand in expenses related to the proposed public offering which the Company anticipated completing during the quarter. However, poor market conditions caused the Company to postpone the offering indefinitely.

     Depreciation and amortization for the quarter ended September 30, 2002 decreased 24.8% to $8.2 million compared to $10.9 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization was $24.4 million compared to $32.3 million for the previous year. This is the result of the Company’s lowering the carrying values of property and equipment as discussed in Note 4 – Impairment of Long-Lived Assets in the Annual Report on Form 10-K for the year ended December 31, 2001 as well as the Company’s ceasing to record amortization on goodwill effective January 1, 2002.

     Interest expense for the quarter ended September 30, 2002 was $11.1 million compared to $1.6 million for the quarter ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 was $93.9 million compared to $4.7 million for 2001. During the chapter 11 cases and effective on the Petition Date (August 8, 2000), the Company had stopped recording interest expense relating to substantially all of its debt facilities in accordance with the requirements of Statement of Position 90-7 “Financial Reporting by Entities In Reorganization under the Bankruptcy Code” (“SOP 90-7”).

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s revenues are collected in cash and credit cards, principally through admissions and theatre concessions. Because the Company receives its revenues in cash prior to the payment of related expenses, it has an operating “float” which partially finances its operations. The Company had a working capital deficit of $9.4 million as of September 30, 2002, compared to working capital of $48.5 million at September 30, 2001. The decreased working capital recorded as of September 30, 2002 reflects the payment of interest and fees at the completion of the Company’s reorganization. At December 31, 2001, the Company had approximately $94.2 million in cash and cash equivalents on hand, substantially all of which was used to repay pre-petition liabilities and associated interest on the effective date of the Company’s reorganization. As of November 11, 2002, the Company had approximately $62 million in cash and cash equivalents on hand.

     Carmike’s capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During the nine months ended September 30, 2002, such capital expenditures totaled $3.7 million. In connection with the Company’s credit agreements, the Company will be limited to capital expenditures, as defined, of $20 million in 2002, $15 million in 2003, $10 million in 2004 and $15 million in each of 2005 and 2006. However, beginning in 2003, these limits may increase each year up to $5 million for any given year. During the nine months ended September 30, 2002, such capital expenditures totaled only $3.8 million as the Company has not been able to aggressively develop two proposed theatres during 2002 due to litigation concerning properties on which the Company had planned such development.

     Cash used by operating activities was $7.1 million for the nine months ended September 30, 2002, compared to cash provided by operating activities of $15.5 million for the nine months ended September 30, 2001. The increase in cash used by operating activities was primarily due to interest and fees paid at the completion of the Company’s reorganization. Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2002 as compared to cash used in investing activities of $0.1 million in the prior year. This decrease in cash used in investing activities was primarily due to the decreased level of capital expenditures and receipt of proceeds from sales of long-term assets. For the nine months ended September 30, 2002 cash used by financing activities was $31.2 million compared to cash provided by financing activities of $1.8 million for the previous year. The increase was primarily due to payments made at the effective date of the Company’s reorganization.

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

FINANCIAL COVENANT COMPLIANCE

     Term Loan Credit Agreement

     The term loan credit agreement provides for borrowings of up to $254.5 million, of which $220.5 million were outstanding at September 30, 2002. The interest rate for borrowings under the term loan credit agreement is the greater of (i) at Carmike’s option, a specified base rate plus 3.5% or an adjusted LIBOR plus 4.5%, and (ii) 7.75%. The final maturity date of the loans under the term loan credit agreement is January 31, 2007. The principal payment dates are June 30 and December 31 of each year, beginning June 30, 2002 and ending June 30, 2006.

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

     10-3/8% Senior Subordinated Notes

     Carmike’s new 10-3/8% Senior Subordinated Notes were issued pursuant to an indenture, dated as of January 31, 2002, among its subsidiary guarantors named therein, Wilmington Trust Company, as trustee, and Carmike.

     The indenture contains covenants which, among other things, restrict Carmike’s ability to:

•	Pay dividends or make any other restricted payments;

•	Consolidate, merge or otherwise transfer all or substantially all of Carmike’s assets;

•	Incur additional indebtedness;

•	Issue certain types of stock; and

•	Enter into transactions with affiliates.

     In addition, under the terms of the indenture, Carmike is prohibited from incurring any subordinated debt that is senior in any respect in right of payment to the 10-3/8% Senior Subordinated Notes.

     Upon a change of control, as defined in the indenture, subject to certain exceptions, Carmike is required to offer to repurchase from each holder all or any part of each holder’s 10-3/8% Senior Subordinated Notes at a purchase price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.

     The indenture contains customary events of default for agreements of this type, including payment defaults, covenant defaults and bankruptcy defaults. If any event of default under the indenture occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding 10-3/8% Senior Subordinated Notes may declare all the 10-3/8% Senior Subordinated Notes to be due and payable immediately.

     Carmike’s subsidiaries have issued guarantees of the 10-3/8% Senior Subordinated Notes that are junior and subordinated to the subsidiary guarantees of Carmike’s senior debt on the same basis as the 10-3/8% Senior Subordinated Notes are junior and subordinated to the senior debt (as defined in the indenture and includes the debt described above under Carmike’s term loan and revolving credit agreements). Interest at 10-3/8% per annum from the issue date to maturity is payable on the 10-3/8% Senior Subordinated Notes each February 1 and August 1. The 10-3/8% Senior Subordinated Notes are redeemable at Carmike’s option under certain conditions after February 1, 2004.

     As of September 30, 2002, the Company is in compliance with all aforementioned covenants.

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

ITEM 4.      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Carmike evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Carmike’s principal executive officer and principal financial officer, within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that Carmike’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Carmike in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Carmike’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Chapter 11 Cases

     On August 8, 2000, the Company and its subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code. On January 4, 2002, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as November 14, 2001. The Plan of Reorganization became effective on January 31, 2002. Certain claims from the bankruptcy reorganization remain unsettled and are subject to ongoing negotiation and possible litigation. Carmike estimates the amount of these claims at September 30, 2002 to be $39 million; however, the final amounts Carmike pays in satisfaction of the claims depend on the Bankruptcy Court’s determination. The Company has paid, as of September 30, 2002, approximately $5.3 million for settled claims.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on August 14, 2002. At the meeting, stockholders voted on: (a) the election of ten directors, (b) the adoption of the Carmike Cinemas, Inc. 2002 Stock Plan, (c) the adoption of the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan, and (d) the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan. The results of the voting were as follows:

Proposal No. 1—Election of Directors

	FOR	VOTE WITHHELD

Michael W. Patrick	7,043,410 votes	50,735 votes
Ian M. Cumming	7,087,166 votes	6,979 votes
Elizabeth C. Fascitelli	7,087,050 votes	7,095 votes
Richard A. Friedman	7,087,109 votes	7,046 votes
Alan J Hirschfield	7,087,050 votes	7,095 votes
John W. Jordan, II	7,087,011 votes	7,134 votes
Carl L. Patrick, Jr.	7,083,171 votes	10,974 votes
Kenneth A. Pontarelli	7,087,050 votes	7,095 votes
Roland C. Smith	7,086,952 votes	7,193 votes
David W. Zalaznick	7,087,011 votes	7,134 votes

Proposal No. 2—Adoption of the Carmike Cinemas, Inc. 2002 Stock Plan

FOR	5,493,057	91.3%
AGAINST	246,972	4.1%
ABSTAIN	278,598	4.6%

Proposal No. 3—Adoption of the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan

FOR	5,555,938	92.3%
AGAINST	185,498	3.1%
ABSTAIN	277,094	4.6%

Proposal No. 4—Adoption of the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan

FOR	5,499,523	91.4%
AGAINST	241,334	4.0%
ABSTAIN	277,673	4.6%

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Listing of Exhibits

                     None.

(b)	Reports on Form 8-K

                     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC. (Registrant)

Date: November 13, 2002	By:	/s/	Michael W. Patrick

Michael W. Patrick President and Chief Executive Officer

Date: November 13, 2002	By:	/s/	Martin A. Durant

Martin A. Durant Senior Vice President — Finance Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Michael W. Patrick, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Carmike Cinemas, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Michael W. Patrick

Michael W. Patrick Chief Executive Officer

CERTIFICATIONS

I, Martin A. Durant, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Carmike Cinemas, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Martin A. Durant

Martin A. Durant Chief Financial Officer