Form 10-K
period 2002-12-31
CARMIKE CINEMAS INC
filed 2003-03-25
CIK 799088

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
fiscal year ended December 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
the transition period from ________________ to ________________

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

Common Stock, par value $.03 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]      No   [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes   [X]      No   [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes   [   ]      No   [X]

     As of March 10, 2003, 8,991,262 shares of Common Stock were outstanding. The aggregate market value of the shares of Common Stock, par value $.03 per share, held by non-affiliates (based upon the last reported sale price on the Nasdaq National Market) on June 28, 2002 was approximately $33,330,490.

Documents Incorporated by Reference

     Specified portions of Carmike Cinemas, Inc.’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

*Incorporated by reference from Proxy Statement relating to the 2003 Annual Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

Overview

     We are one of the largest motion picture exhibitors in the United States. As of December 31, 2002, we operated 308 theatres with 2,262 screens located in 35 states, making us the second largest exhibitor in the country by number of theatres and the fourth largest by number of screens. Of our 308 theatres, 269 theatres are theatres that show films on a first-run basis, and the remaining 39 theatres are “discount theatres”. We target small- to mid-size non-urban markets. More than 80% of our theatres are located in communities with populations of fewer than 100,000.

     The smaller size of our markets enables us to service our customers with fewer screens than would be necessary in larger markets. As a result, our theatre circuit has an average of 7.3 screens per theatre, lower than some of the other exhibitors. We believe, however, that our theatres, 65% of which have six or more screens, are sufficiently modern to provide a high quality movie going experience. Further, we believe that most of our markets are already adequately screened and that our smaller markets, in particular, cannot support significantly more screens.

     Additional benefits of operating in small- to mid-size markets include:

•	Less competition from alternative entertainment opportunities. In our typical markets, patrons have fewer entertainment alternatives than in larger markets, where options such as professional sports teams and cultural events are more likely available.

•	Lower likelihood of overbuilding by megaplex theatres. Our markets generally will not support new megaplex theatres, which we define as having 12 screens or more. Because most of our principal competitors are focused on building megaplexes, we believe this provides us with an additional measure of competitive protection.

•	Lower operating costs. We believe that we benefit from lower labor costs, lower occupancy costs, lower maintenance costs and lower land and lease costs than many of our competitors. For example, as of December 31, 2002, approximately 48% of our employees work for the federal minimum wage. We also believe that our average rent per leased theatre is among the lowest in the industry. Additionally, as of December 31, 2002, we owned 76, or approximately 25%, of our theatres, one of the highest percentages in the industry, which we believe provides us with further cost benefits.

     On January 31, 2002, (the “Reorganization Date”), we emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. When we voluntarily commenced the bankruptcy proceedings in August 2000, we had not defaulted on payment of any of our debt obligations.

All of our creditors have been or are expected to be paid in full, with interest, for all of their permitted claims.

     In the course of our reorganization, we rejected leases on 136 underperforming theatres. We also negotiated modifications to our leases on 35 additional theatres. In connection with the bankruptcy, we converted $45.7 million of debt and $55.0 million of preferred stock into equity. These actions decreased our ongoing interest obligations. We also agreed to pay, over a five-year period, the permitted claims of our general unsecured creditors, plus interest at an annual rate of 9.4%. We estimate that our aggregate liability at December 31, 2002 for general unsecured creditors is approximately $46.1 million, which includes our estimated liability for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $36.1 million (inclusive of accrued interest) are disputed. If we are unable to resolve these claims with the unsecured creditors, the bankruptcy court will settle these claims.

     The following table sets forth geographic information regarding our theatre circuit as of December 31, 2002:

State	Theatres	Screens	State	Theatres	Screens

Alabama	17	152	New Mexico	1	2
Arkansas	10	88	New York	1	8
Colorado	9	57	North Carolina	40	304
Delaware	1	14	North Dakota	7	40
Florida	10	80	Ohio	6	39
Georgia	27	218	Oklahoma	10	52
Idaho	4	17	Pennsylvania	25	189
Illinois	2	6	South Carolina	14	102
Iowa	10	89	South Dakota	5	35
Kansas	1	12	Tennessee	29	226
Kentucky	10	51	Texas	12	91
Louisiana	3	22	Utah	4	40
Maryland	1	8	Virginia	10	67
Michigan	1	5	Washington	1	12
Minnesota	9	76	West Virginia	4	28
Missouri	1	8	Wisconsin	2	18
Montana	14	78	Wyoming	2	9
Nebraska	5	19
			Totals	308	2,262

     From time to time, we convert weaker performing theatres to “discount theatres” for the exhibition of films that have previously been shown on a first-run basis. Many of these theatres are typically in smaller markets where we are the only exhibitor in the market. At December 31, 2002, we operated 39 theatres with 154 screens as discount theatres. We also operate a very small number of theatres for the exhibition of first-run films at a reduced admission price.

Theatre Development and Operations

Development

     We carefully review small- to mid-size markets to evaluate the return on capital of opportunities to build new theatres or renovate our existing theatres. The circumstances under which we believe we are best positioned to benefit from building new theatres are in markets in which:

•	we believe building a new theatre provides an attractive cash flow opportunity;

•	we already operate a theatre and could best protect that theatre by expanding our presence; or

•	a film licensing zone is currently underserved by an independent operator.

     In general, we do not believe that building theatres in film licensing zones in which competitors operate provides attractive investment opportunities for us.

     Our bankruptcy and the excessive number of screens resulting from the industry’s overbuilding of theatres in the last few years have been significant influences on our current growth strategy. We expect to open two theatres during 2003. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. From our bankruptcy through December 31, 2002, we closed approximately 29.4% of our theatres. We are analyzing the remaining theatres and evaluating approaches to optimize our portfolio.

     The following table shows information about the changes in our theatre circuit during the past five years:

			Average
			Screens/
	Theatres	Screens	Theatre

Total at December 31, 1998	468	2,658	5.7
New Construction	23	339
Closures	(33)	(149)

Total at December 31, 1999	458	2,848	6.2
New Construction	7	99
Closures	(113)	(509)

Total at December 31, 2000	352	2,438	6.9
New Construction	1	16
Closures	(30)	(121)

Total at December 31, 2001	323	2,333	7.2
New Construction	0	0
Closures	(15)	(71)

Total at December 31, 2002	308	2,262	7.3

Operations

     Our theatre operations are under the supervision of our Chief Operating Officer and four division managers. The division managers are responsible for implementing our operating policies and supervising our eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters.

     We have an incentive bonus program for theatre level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, we evaluate “mystery shopper” reports on the quality of service, cleanliness and film presentation at individual theatres.

     Box office admissions. The majority of our revenues comes from the sale of movie tickets. For the year ended December 31, 2002, box office admissions totaled $342.8 million, or 68% of total revenues. At December 31, 2002, of our 308 theatres, 269 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors. The remaining 39 of our theatres featured pictures at a discount price.

     Most of the tickets we sell are sold at our theatre box offices immediately before the start of a picture. As of December 31, 2002, at 26 of our theatres, patrons can buy tickets in advance either over the phone or on the Internet. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to be in the near term.

     Our business is seasonal, as studios tend to release their most successful pictures during the summer months and the Thanksgiving and Christmas holiday season.

     Concessions. Concession sales are our second largest revenue source after box office admissions, constituting approximately 30% of total revenues for the year ended December 31, 2002. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, we have a limited number of products, such as bottled water, frozen drinks, coffee, ice cream, pizza, hot dogs and pretzels, at certain theatre locations where necessary to respond to competitive conditions in the relevant market. We actively seek to promote concession sales through the design and appearance of our concession stands, the introduction of special promotions from time to time, by reducing wait times and by training our employees to up-sell products. In addition, our management incentive bonus program includes concession results as a component of determining the bonus awards.

     During 2002, we purchased substantially all of our concession supplies and janitorial supplies from Showtime Concession Supply, Inc., except for soft drink syrup, which was supplied by The Coca-Cola Company. We are by far the largest customer of Showtime Concession Supply. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

     Other revenues. Most of our theatres include electronic video games located in or adjacent to the lobby. We also generate revenues through on-screen advertising on all of our screens. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment. These revenue streams comprise the remaining 2% of our revenue generation.

Film Licensing

     We obtain licenses to exhibit films by directly negotiating with film distributors. We license films through our booking office located in Columbus, Georgia. Our Senior Vice President — Film, in consultation with our President, directs our motion picture bookings.

     Prior to negotiating for a film license, our Senior Vice President — Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America, (“MPAA”), rating. Because we only license a portion of newly released first-run films (170 of 444 available in 2002), our success in licensing depends greatly upon the availability of commercially popular motion pictures, but also upon our knowledge of the tastes of residents in our markets and insight into trends in those tastes. We maintain a database that includes revenue information on films previously exhibited in our markets. We use this historical information to match new films with particular markets so as to maximize revenues. The table below depicts the industry’s top 10 films for 2002 compared to our top 10 films for 2002:

	Industry		Carmike Cinemas

1.	Spider-Man	1.	Spider-Man
2.	Star Wars: Attack of the Clones	2.	Star Wars: Attack of the Clones
3.	Harry Potter and the Chamber of Secrets	3.	Signs
4.	Signs	4.	Lord of the Rings: Two Towers
5.	My Big Fat Greek Wedding	5.	Harry Potter and the Chamber of Secrets
6.	Austin Powers in Goldmember	6.	Men In Black 2
7.	Lord of the Rings: Two Towers	7.	Scooby-Doo
8.	Men In Black 2	8.	Austin Powers in Goldmember
9.	Ice Age	9.	Ice Age
10.	Scooby-Doo	10.	The Santa Clause 2

Film Rental Fees

     We typically enter into licenses that provide for rental fees based on either “firm terms” established prior to the opening of the picture or on a mutually agreed “settlement” upon the conclusion of the film run. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Firm term film rental fees are generally the greater of (i) 60 to 70% of gross box office receipts, gradually declining to as low as 30% over a period of four to seven weeks and (ii) a specified percentage (e.g., 90%) of the excess gross box office receipts over a negotiated allowance for theatre expenses (commonly known as a “90-10” arrangement). The settlement process allows for negotiation based upon how a film actually performs. A firm term agreement could result in lower than anticipated film rent if the film outperforms expectations especially with respect to the film’s run and, conversely, there is a downside risk when the film underperforms.

Film Licensing Zones

     Film licensing zones are geographic areas established by film distributors where any given film is allocated to only one theatre within that area. In our markets, these zones generally encompass three to five miles. In film licensing zones where we have little or no competition, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive film licensing zones, a distributor will either require the exhibitors in the zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor for the film. We currently do not bid for films in any of our film licensing zones.

Relationship With Distributors

     We depend on, among other things, the quality, quantity, availability and acceptance by movie-going customers of the motion pictures produced by the motion picture production companies and licensed for exhibition to the motion picture exhibitors by distribution companies. Disruption in the production of motion pictures by the major studios and/or independent producers or poor performance of motion pictures could have an adverse effect on our business.

     While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following ten major distributors accounted for approximately 97.7% of our box office admissions during the year ended December 31, 2002: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal and Warner Brothers.

     As of the date of our bankruptcy petition, film distributors held claims against us aggregating approximately $37.2 million. After we commenced our bankruptcy, several distributors elected to cease supplying us with new film product until their claims against us for pre-petition film exhibition fees were paid in full. We negotiated an agreement with each of our principal film distributors to repay their pre-petition claims for film exhibition fees in full in 17 weekly installments. Based on those agreements, the film distributors began to supply us with new film product again. Our payments under the agreements began on September 18, 2000 and were concluded by December 26, 2000. We believe that we currently have good relationships with all of the distributors.

Management Information Systems

     We have developed a proprietary computer system, which we call IQ-Zero, that is installed in each of our theatres. IQ-Zero allows us to centralize most theatre-level administrative functions at our corporate headquarters, creating significant operating leverage. IQ-Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operations of the theatre. In addition, it also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. IQ-Zero also generates information we use to quickly detect theft. IQ-2000 is an enhanced version of the IQ-Zero system and has been installed in our theatres built since 1999. IQ-2000 facilitates new services such as advanced ticket sales and Internet ticket sales. Its expanded capacity will allow for future growth and more detailed data tracking and trend analysis. There is active communication between the theatres and corporate headquarters, which allows our senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions, thereby enabling our theatre manager to focus on the day-to-day operations of the theatres.

Competition

     The motion picture exhibition industry is fragmented and highly competitive. In markets where we are not the sole exhibitor, we compete against regional and independent operators as well as the larger theatre circuit operators.

     Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which have resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas.

     From the mid- to late-1990s, industry screen count grew faster than attendance, resulting in declining attendance and profitability per screen. As a result of this rapid overbuilding, the total number of screens reached an all-time high of 37,396 in 2000, according to the MPAA. When the economics of many of these theatres became unsustainable, most major exhibitors, ourselves included, began closing underperforming locations. At December 31, 2002, according to the MPAA the domestic screen count had declined to 35,280. These actions have helped to reverse the trend of declining attendance per screen and increase the profitability of the industry. In the near term, we expect a further net decline in total industry screen count, with further screen closures and only modest new builds.

     The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older and smaller theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to a theatre location becoming impaired. However, at the time we re not aware of any such situations.

     In addition to competition with other motion picture exhibitors, our theatres face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite and pay-per-view services and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

Regulatory Environment

     The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Certain consent decrees resulting from such cases bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including us, on a theatre-by-theatre basis. Consequently, exhibitors such as our company cannot assure themselves of a supply of motion pictures by entering into long-term arrangements with major distributors but must compete for licenses on a film-by-film and theatre-by-theatre basis.

     The Americans with Disabilities Act (“ADA”), which became effective in 1992, and certain state statutes and local ordinances, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to patrons with disabilities. The ADA requires that theatres be constructed to permit persons with disabilities full use of a theatre and its facilities. Also, the ADA may require certain modifications be made to existing theatres in order to make them accessible to patrons and employees who are disabled. For example, we are aware of several lawsuits that have been filed against other exhibitors by disabled moviegoers alleging that certain stadium seating designs violate the ADA.

     On June 30, 1998, we executed a settlement agreement with the U.S. Department of Justice under Title III of the ADA. Under the settlement agreement, we agreed to complete the readily achievable removal of barriers to accessibility, or alternatives to barrier removal, at two theatres in Des Moines, Iowa and to distribute to all of our theatres a questionnaire designed to assist our management in the identification of existing and potential barriers and a threshold determination of what steps might be available for removal of such existing and potential barriers. We were not required to pay any damages or fines. We continue to assess the impact of such questionnaires on our theatres. We construct new theatres to be accessible to the disabled and believe we are otherwise in substantial compliance with applicable regulations relating to accommodating the needs of the disabled. We have a Director of ADA Compliance to monitor our ADA requirements.

     Our theatre operations are also subject to federal, state and local laws governing such matters as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship, and health and sanitation requirements and licensing. We believe that our theatres are in material compliance with such requirements.

     We own, manage and/or operate theatres and other properties which may be subject to certain U.S. federal, state and local laws and regulations relating to environmental protection, including those governing past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal. These persons include the present or former owner or operator of a contaminated property and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property. Additionally, in the course of maintaining and renovating our theatres and other properties, we periodically encounter asbestos containing materials that must be handled and disposed of in accordance with federal, state and local laws, regulations and ordinances. Such laws may impose liability for release of asbestos containing materials and may entitle third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos containing materials.

Employees

     As of December 31, 2002, we had approximately 9,310 employees, of which 43 were covered by collective bargaining agreements and 8,741 were part-time. In order to combat uncertainties that may have stemmed from the Chapter 11 filing, to reward key employees for shouldering any additional burdens that had been imposed by the bankruptcy and to maintain employee morale, we implemented, with the approval of the bankruptcy court, the Carmike Cinemas, Inc. Employee Retention and Severance Plan, (the “Employee Retention and Severance Plan”). The Employee Retention and Severance Plan was one component of our comprehensive program designed to provide incentives to management and other critical employees to remain in our employment and to work toward the success of our business. The other components include the continuance of the Company’s annual bonus plan in the ordinary course of business. The Employee Retention and Severance Plan terminated on January 31, 2002.

     As of December 31, 2002, approximately 48% of our employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other theatre operators. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other operations to be immediately and adversely affected if the minimum wage is raised.

Our Reorganization

     On August 8, 2000, we and our subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001. The plan of reorganization (the “Plan”) became effective on January 31, 2002.

     In our reorganization, substantially all of our unsecured and partially secured liabilities as of August 8, 2000 were subject to compromise or other treatment until the Plan was confirmed by the bankruptcy court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against us were stayed while we continued our business operations as debtors-in-possession.

Background

     Our reorganization resulted from a sequence of events and the unforeseen effect that these events had in the aggregate on us. Weak film performance during the summer of 2000 contributed to our lower revenues for that summer, which were significantly below our internal projections. Like our competitors, we had increased our costs by expending significant funds in building megaplexes and in making improvements to existing theatres in order to attract and accommodate larger audiences. Consequently, the effect of poor summer returns was substantial on our efforts to comply with the financial covenants under our then $200 million revolving credit facility and $75 million term loan credit agreement, which we sometimes refer to as the pre-reorganization bank facilities. On June 30, 2000, we were in technical default of certain financial covenants contained in the pre-reorganization bank facilities and were unable to negotiate amendments with the lenders to resolve these compliance issues, as we had been able to do in the past. On July 28, 2000, the agents under the pre-reorganization bank facilities issued a payment blockage notice to us and the indenture trustee for our 9 3/8% senior subordinated notes due 2009, (the “Original Senior Subordinated Notes”), prohibiting our payment of the semi-annual interest payment in the amount of $9.4 million due to the noteholders on August 1, 2000. Faced with, among other things, significant operating shortfalls, unavailability of credit and problems dealing with our lenders, we voluntarily filed for bankruptcy in order to continue our business.

Operations During Reorganization

     We could not pay pre-petition debts without prior bankruptcy court approval during our bankruptcy case. Immediately after the commencement of our bankruptcy case, we sought and obtained several orders from the bankruptcy court which were intended to stabilize our business and enable us to continue operations as debtors-in-possession. The most significant of these orders:

•	permitted us to operate our consolidated cash management system during our bankruptcy case in substantially the same manner as it was operated prior to the commencement of our bankruptcy case;

•	authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses;

•	authorized payment of pre-petition sales and use taxes we owed;

•	authorized us to pay up to $2.3 million of pre-petition obligations to critical vendors, common carriers and workers’ compensation insurance, to aid us in maintaining operation of our theatres, and $37.2 million to film distributors as set forth below; and

•	authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

     As debtors-in-possession, we had the right during the reorganization period, subject to bankruptcy court approval and other limitations, to assume or reject executory contracts and unexpired leases on our theatres. In this context, “assumption” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for breach of the rejected contract or lease. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in our reorganization. During the reorganization period, we received approval from the bankruptcy court to reject theatre leases relating to 136 of our theatre locations.

     As of the date of our bankruptcy petition, film distributors held claims against us aggregating approximately $37.2 million. After we commenced our bankruptcy, several distributors elected to cease supplying us with new film product until their claims against us for pre-petition film exhibition fees were paid in full. We negotiated an agreement with each of our principal film distributors to repay their pre-petition claims for film exhibition fees in full in 17 weekly installments. Based on those agreements, the film distributors began to supply us with new film product again. Our payments under the agreements began on September 18, 2000 and were concluded by December 26, 2000.

     In connection with our reorganization, we reached an agreement to restructure our master lease facility (“Original MoviePlex Lease”) with MoviePlex Realty Leasing, L.L.C. and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001. Under our new MoviePlex master lease, we leased six MoviePlex properties for 15 years with an option to extend the term for an additional five years. The Original MoviePlex Lease was terminated and pre-petition defaults under the Original MoviePlex Lease were cured up to a maximum amount of $493,680. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per year ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent. Percentage rent is an amount equal to 12% of all aggregate revenue we earn in the leased theatres in excess of one-half of ten times our base rent for any lease year.

Our Plan Of Reorganization

     The material features of the Plan are described below:

•	The Plan provided for the issuance or reservation for future issuance of up to 10,000,000 shares of common stock in the aggregate (20,000,000 shares of common stock are authorized in our amended and restated certificate of incorporation), and for the cancellation of all of our then existing Class A and Class B common stock and preferred stock. As of December 31, 2002, we had 8,991,262 shares of a single class of common stock outstanding.

•	The holders of our cancelled Class A and Class B common stock received in the aggregate 22.2% of the shares reserved for issuance under the Plan.

•	The holders of our cancelled Series A preferred stock received in the aggregate 41.2% of the shares reserved for issuance under the Plan. These holders are affiliates of Carmike and have board representation.

•	Certain holders of $45.7 million in aggregate principal amount of the cancelled 9 3/8% senior subordinated notes we issued prior to our reorganization received in the aggregate 26.6% of the shares reserved for issuance under the Plan. These holders are affiliates of Carmike and have board representation.

•	We reserved 1,000,000 shares of our common stock for issuance under a new management incentive plan, (the “2002 Stock Plan”). Under the 2002 Stock Plan, 780,000 shares were authorized for issuance to Michael W. Patrick pursuant to his new employment agreement as our Chief Executive Officer and 220,000 shares have been authorized for issuance to seven other members of our senior management.

•	Certain banks holding claims in our reorganization received replacement debt and cash in the amount of $35.6 million, representing accrued and unpaid post-petition interest on their prior claims from August 8, 2000 to January 31, 2002. The prior bank claims arose under (i) the Amended and Restated Credit Agreement among the banks party thereto and Wachovia Bank, N.A., as agent, and us, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the term loan credit agreement among the banks party thereto, Wachovia Bank, N.A., as administrative agent, Goldman Sachs Credit Partners, L.P., as syndication agent, and First Union National Bank, as documentation agent, and us, dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000. The replacement debt was approximately $254.5 million (the “New Bank Debt”) and bears interest at the greater of: (a) at our option, (i) a specified base rate plus 3.5% or (ii) an adjusted LIBOR plus 4.5%; and (b) 7.75% per annum.

•	We issued $154.3 million of our new 10 3/8% senior subordinated notes due 2009 in exchange for $154.3 million aggregate principal amount of the claims in our reorganization concerning the 9 3/8% senior subordinated notes.

•	Leases covering 136 of our underperforming theatres were rejected. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

•	General unsecured creditors are receiving or will receive payments in the aggregate of up to $53.8 million with annual interest of 9.4% in resolution of their allowed claims in our reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $36.1 million are disputed. As such, our ultimate liability for these claims is uncertain and is subject to bankruptcy court resolution.

     On the Reorganization Date, we entered into a new $254.5 million term loan credit agreement, which governs the terms of the banks’ replacement debt. On the same date we closed on a revolving credit agreement totaling $50.0 million. The proceeds of advances under the revolving credit agreement will be used to provide working capital financing to us and our subsidiaries and for funds for other general corporate purposes. We borrowed $20.0 million of the revolving credit agreement in partial repayment of our obligations owing to the banks under the term loan credit agreement, and we have since repaid all outstanding amounts under our revolving credit agreement.

Risk Factors

     The following are risk factors for Carmike.

Our business will be adversely affected if there is a decline in the number of motion pictures available for screening or in their appeal to our patrons.

     Our business depends to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures in our specific theatre markets. Our results of operations will vary from period to period based upon the number and popularity of the motion pictures we show in our theatres. A disruption in the production of motion pictures by, or a reduction in the marketing efforts of, the major studios and/or independent producers, a lack of motion pictures, the poor performance of motion pictures in general or the failure of motion pictures to attract the patrons in our theatre markets will likely adversely affect our business and results of operations.

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

     We now have, and will continue to have, significant debt obligations. Our current long-term debt obligations are as follows:

•	Our term loan credit agreement provides for borrowings of up to $254.5 million, of which $209.7 million was outstanding as of December 31, 2002.

•	Our revolving credit agreement provides for borrowings of up to $50.0 million. There were no amounts outstanding as of December 31, 2002.

•	Our new 10 3/8% senior subordinated notes, issued as of January 31, 2002, total $154.3 million.

•	Amounts owed on our industrial revenue bonds total $1.1 million at December 31, 2002.

•	As of December 31, 2002, we estimate that our general unsecured creditors will receive an aggregate of $46.1 million plus interest at an annual rate of 9.4% in resolution of their allowed claims, with a final maturity date of January 31, 2007.

     We also have, and will continue to have, significant lease obligations. As of December 31, 2002, our total capital and operating lease obligations for leases with terms over one year totaled $534.2 million.

     These obligations could have important consequences for us. For example, they could:

•	Limit our ability to obtain necessary financing in the future and make it more difficult for us to satisfy our lease and debt obligations;

•	Require us to dedicate a substantial portion of our cash flow to payments on our lease and debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	Make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business; and

•	Place us at a competitive disadvantage compared to competitors that might have stronger balance sheets or better access to capital.

     If we are unable to meet our lease and debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations.

We may not generate sufficient cash flow to meet our needs.

     Our ability to service our indebtedness or to fund potential capital expenditures for theatre construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on or to refinance our indebtedness is subject to general industry economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to meet our needs.

Our business is subject to significant competitive pressures.

     Large multiplex theatres, which we and some of our competitors built, have tended to and are expected to continue to draw audiences away from certain older theatres, including some of our theatres. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Further, we have closed certain theatres during the course of our recent bankruptcy, and our competitors or smaller entrepreneurial developers may purchase or lease the abandoned buildings and reopen them as theatres in competition with us.

     We face varying degrees of competition from other motion picture exhibitors with respect to licensing films, attracting customers, obtaining new theatre sites and acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built and are planning to build theatres in certain areas in which we operate. These developments have resulted and may continue to result in excess capacity in those areas, adversely affecting attendance and pricing at our theatres in those areas. Even where we are the only exhibitor in a film licensing zone (and therefore do not compete for movies), we still may experience competition for patrons from theatres in neighboring zones. There have also been a number of consolidations in the movie theatre industry, and the impact of these consolidations could have an adverse effect on our business if greater size would give larger operators an advantage in negotiating licensing terms.

     Our theatres also compete with a number of other motion picture delivery systems including cable television, pay-per-view, video disks and cassettes, satellite and home video systems. New technologies for movie delivery (such as video on demand) could also have a material adverse effect on our business and results of operations. While the impact of these alternative types of motion picture delivery systems on the motion picture exhibition industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres.

     Movie theatres also face competition from a variety of other forms of entertainment competing for the public’s leisure time and disposable income, including sporting events, concerts, live theatre and restaurants.

Our revenues vary significantly depending upon the timing of the motion picture releases by distributors.

     Our business is generally seasonal, with higher revenues generated during the summer months and year-end holiday season. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable motion pictures are usually released during the summer months and the year-end holiday season, and we usually earn more during those periods than in other periods during the year. Additionally, the unexpected emergence of a “hit” film may occur in these or other periods. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year.

The oversupply of screens in the motion picture exhibition industry and other factors may affect the performance of some of our theatres.

     In the past few years, the motion picture exhibition industry has faced significant challenges, largely due to the effects of an oversupply of screens resulting from the industry strategy of aggressively building multiplexes. Many older multiplex theatres have been rendered obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make closing them financially burdensome, and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited-use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. As a result, many believe that there continues to be an oversupply of screens in the North American motion picture exhibition industry. This oversupply of screens has affected our theatres in the past and may affect the performance of some of our theatres in the future.

If we do not comply with the covenants in our credit agreements or otherwise default under them, we may not have the funds necessary to pay all our amounts that could become due.

     Our term loan credit agreement, our revolving credit agreement, and our indenture for the 10 3/8% senior subordinated notes require us to comply with certain covenants that, among other things, limit our ability to make capital expenditures, restrict our ability to amend our primary supply contracts and Mr. Patrick’s employment agreement, and limit our ability to incur additional debt. Under our term loan credit agreement, our capital expenditures may not exceed $20.0 million in 2002, $15.0 million in 2003, $10.0 million in 2004 and $15.0 million in 2005 and 2006. However, beginning in 2003, these limits will increase each year by the amount of the unused capital expenditure allowance from the previous year, up to $5.0 million for any given year. Additionally, our revolving credit agreement limits our capital expenditures to $20.0 million in 2002 and $15.0 million in each year thereafter until 2006, provided that, beginning in 2003, such limits may increase up to $5.0 million per year. A violation of any of these covenants could cause an event of default under those agreements. If we default under those agreements because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under those credit agreements likely would have a material adverse effect on us.

We may be unable to fund our additional capital needs.

     Our access to capital may be limited because of our current leverage. In addition, because of our bankruptcy, we may have difficulty obtaining financing for new development on terms that we find attractive. Traditional sources of financing new theatres through landlords may be unavailable for a number of years.

     The opening of large multiplexes by our competitors and the opening of newer theatres with stadium seating in certain of our markets have led us to reassess a number of our theatre locations to determine whether to renovate or to dispose of underperforming locations. Further advances in theatre design may also require us to make substantial capital expenditures in the future or to close older theatres that cannot be economically renovated in order to compete with new developments in theatre design.

     We are subject to restrictions imposed by our lenders that will limit the amount of our capital expenditures. As a result, we may be unable to make the capital expenditures that we would otherwise believe necessary. In addition, we cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth will be realized or that future capital will be available to us to enable us to fund our capital expenditure needs.

Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.

     Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theatres. A deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. We suffered such a deterioration for a period of time while we were in bankruptcy. When we commenced our bankruptcy, several film distributors ceased supplying us with new film product in light of their claims against us for exhibition fees aggregating approximately $37.2 million. Those film distributors recommenced supplying us with new film product upon our agreeing to pay their claims in full, which we did in 17 weekly installments ending on December 26, 2000.

     Because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually.

Our success depends on our ability to retain key personnel.

     We believe that our success is due to our experienced management team. We depend in large part on the continued contribution of our senior management and, in particular, Michael W. Patrick, our President and Chief Executive Officer. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. We entered into a five-year employment agreement with Michael W. Patrick as Chief Executive Officer on January 31, 2002. The term of which extends for one year each December 31, provided that neither we nor Mr. Patrick chooses not to so extend the agreement. We maintain no key man life insurance policies for any senior officers or managers except for a $1.8 million policy covering Mr. Patrick. We do not have any employment agreements with our senior officers or managers other than Mr. Patrick.

We face uncertainties related to digital cinema.

     If a digital cinema roll-out progresses rapidly, we may not have adequate resources to finance the conversion costs. Digital cinema is in an experimental stage in the motion picture exhibition industry. There are multiple parties competing to be the leading manufacturer of digital cinema technology. However, there are significant obstacles to the acceptance of digital cinema, including quality of image and costs. Electronic projectors will require substantial investment in re-equipping theatres. If the conversion process rapidly accelerates, we may have to raise additional capital to finance the conversion costs associated with it. The additional capital necessary may not, however, be available to us on terms we deem acceptable.

A prolonged economic downturn could materially affect our business by reducing amounts consumers spend on attending movies.

     Our business depends on consumers voluntarily spending discretionary funds on leisure activities. Movie theatre attendance may be affected by prolonged negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect the demand for movies or severely impact the motion picture production industry such that our business and operations could be adversely affected.

Compliance with the Americans with Disabilities Act could require us to incur significant capital expenditures and litigation costs in the future.

     The Americans with Disabilities Act of 1990, or the ADA, and certain state statutes and local ordinances, among other things, require that places of public accommodation, including both existing and newly constructed theatres, be accessible to customers with disabilities. The ADA requires that theatres be constructed to permit persons with disabilities full use of a theatre and its facilities. The ADA may also require that certain modifications be made to existing theatres in order to make them accessible to patrons and employees who are disabled. We are subject to a settlement agreement arising from a complaint filed with the U.S. Department of Justice concerning theatres operated by us in Des Moines, Iowa. As a result of the settlement agreement, we removed barriers to accessibility at two Des Moines theatres and distributed to all of our theatre managers a questionnaire designed to assist our central management in identifying existing and potential barriers and determining what steps might be available for removal of such existing and potential barriers.

     We are aware of several lawsuits that have been filed against other motion picture exhibitors by disabled moviegoers alleging that certain stadium seating designs violated the ADA. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.

We are subject to other federal, state and local laws which limit the manner in which we may conduct our business.

     Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2002, approximately 48% of our employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

Disruption of our relationship with our primary concession supplier could harm our margins on concessions.

     We purchase substantially all of our concession supplies, except for soft drink syrup, as well as janitorial supplies from Showtime Concession Supply, Inc. and are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at set prices that are based on the type of concession supplied. Our current three-year term agreement with Showtime Concession expires on May 1, 2003. If Showtime Concession or we commit a material default under the agreement and fail to cure the default within 30 days after notice of the default, then the other party may terminate the agreement. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

Our development of new theatres poses a number of risks.

     We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres, although at greatly reduced rates compared with our past practice. Developing new theatres poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

     We face significant competition for potential theatre locations and for opportunities to acquire existing theatres and theatre circuits. Because of this competition, we may be unable to add to our theatre circuit on terms we consider acceptable.

If we determine that assets are impaired, we will be required to recognize a charge to earnings.

     The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including some of our theatres. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable, we review those assets to be held and used in the business for impairment of long-

lived assets and goodwill. We also periodically review and monitor our internal management reports and the competition in our markets for indicators of impairment of individual theatres. If we determine that assets are impaired, we are required to recognize a charge to earnings.

     We had impairment charges in each of fiscal 1999, 2000 and 2001, totaling $186.4 million. Our impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed theatres. Additionally, in 2001 we included equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory. Through 2002, we believe we have properly tested for impairments to the Company. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.

Our recent bankruptcy reorganization could harm our business, financial condition and results of operations.

     Certain claims from our bankruptcy reorganization remain unsettled and are subject to ongoing negotiation and possible litigation. We estimate the amount of these claims at December 31, 2002 to be $46.1 million; however, the final amounts we pay in satisfaction of the claims depend on the bankruptcy court’s determination. In addition, new claims could be asserted that could exceed our estimate. The final amounts paid in connection with these claims could materially exceed our current estimates, which could reduce our profitability or cause us to incur losses that would affect the trading price of our common stock.

     In addition, our past inability to meet our obligations that resulted in our filing for bankruptcy protection, or the perception that we may not be able to meet our obligations in the future, could adversely affect our ability to obtain adequate financing, to enter into new leases for theatres or to retain or attract high-quality employees. It could also adversely affect our relationships with our suppliers.

Our business makes us vulnerable to future fears of terrorism.

     If future terrorist incidents or threats cause our customers to avoid crowded settings such as theatres, our attendance would be adversely affected.

Our larger stockholders control the composition of the board of directors and most matters submitted to a vote of our stockholders.

     Some of our larger stockholders have agreed until February 29, 2004 to vote their shares in favor of the election to the board of directors of certain individuals that have been previously designated by those holders. The signatory holders own approximately 83% of the shares of our common stock and are able to determine the composition of the board of directors. In addition, if the holders that signed the stockholders’ agreement choose to vote in the same manner, they will be able to determine the disposition of most matters submitted to a vote of our stockholders. The interests of our controlling stockholders may differ from yours. In addition, even after the agreement expires, the stockholders may choose to extend it or to enter into other formal or informal arrangements with respect to voting.

We have significant stockholders with the ability to influence our actions.

     Entities affiliated with Goldman, Sachs & Co. beneficially owned approximately 47% of the shares of our common stock as of December 31, 2002. This ownership interest and the Goldman entities’ board representation allows them to have significant input on major corporate decisions. The Goldman entities may exert their influence in a manner that is not consistent with the interests of other stockholders and, in their capacity as stockholders, will be able to block certain stockholder actions, including stockholder approval of amendments to our certificate of incorporation or bylaws.

Our certificate of incorporation and bylaws contain provisions that make it more difficult to effect a change in control of the company.

     Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law could have the effect of delaying, deterring or preventing a change in control of the company not approved by the board of directors, even if the change in control were in the stockholders’ interests. Under our certificate of incorporation, our board of directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue shares of preferred stock, an issuance of preferred stock in the future could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the company. In addition, our bylaws provide that a special meeting of the stockholders of the company may only be called by the Chairman, President or Secretary, at the request in writing of a majority of our board of directors or at the request in writing of stockholders owning at least 66 2/3% of our capital stock then issued and outstanding and entitled to vote.

     Further, we are subject to the anti-takeover provisions of section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of section 203 could have the effect of delaying or preventing a change of control that could be advantageous to the stockholders.

We may be unable to use our net operating loss carry-forwards.

     As of December 31, 2002, we had approximately $116.0 million of federal and state operating loss carryovers with which to offset our future taxable income. While the issue is complicated and subject to many variables based on future events and information not currently available to us, the issuance of shares of common stock under the Plan may have resulted in an “ownership change” for purposes of section 382 of the Internal Revenue Code of 1986, as amended. Furthermore, even if the offering does not result in an ownership change, future changes in the ownership of our common stock (some of which will be beyond our control) could result in significant limitations on our ability to use these net operating losses to offset taxable income in any single year.

ITEM 2. PROPERTIES

     As of December 31, 2002, we owned 76 of our theatres and leased 228 of our theatres. We operated an additional four theatres under shared ownership.

     We typically enter into long-term leases that provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount and the payment of property taxes, common area maintenance, insurance and repairs. We, at our option, can renew a substantial portion of our theatre leases at the then fair rental rate for various periods with renewal periods of up to 20 years.

     We own our headquarters building, which has approximately 48,500 square feet, in Columbus, Georgia. Pursuant to the terms of industrial revenue bonds which were issued in connection with the construction of the corporate office, our interest in the building is encumbered by a lien in favor of the Downtown Development Authority of Columbus, Georgia.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. Currently, we do not have pending any litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of March 10, 2003 regarding the executive officers of Carmike. For purposes of this section, references to Carmike include Carmike’s predecessor, Martin Theatres, Inc.

Name	Age	Title

Michael W. Patrick	52	President, Chief Executive Officer and Chairman of the Board of Directors

Fred W. Van Noy	46	Senior Vice President, Chief Operating Officer

Martin A. Durant	54	Senior Vice President — Finance, Treasurer and Chief Financial Officer

Anthony J. Rhead	61	Senior Vice President — Film and Secretary

P. Lamar Fields	48	Senior Vice President — Development

H. Madison Shirley	51	Senior Vice President — Concessions and Assistant Secretary

Marilyn B. Grant	55	Vice President — Advertising

Philip A. Smitley	44	Assistant Vice President and Controller

     Michael W. Patrick has served as Carmike’s President since October 1981, director since April 1982, Chief Executive Officer since March 1989 and Chairman of the Board of Directors since January 2002. He joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc. Mr. Patrick also serves as President of Carmike’s subsidiaries Eastwynn Theatres, Inc. and Wooden Nickel Pub, Inc.

     Fred W. Van Noy joined Carmike in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President — General Manager. In December 1997, he was elected to the position of Senior Vice President — Operations. In November 2000, he became Senior Vice President — Chief Operating Officer. Mr. Van Noy also serves as Senior Vice President — Chief Operating Officer of Carmike’s subsidiary Eastwynn Theatres, Inc.

     Martin A. Durant joined Carmike in July 1999 as Senior Vice President — Finance, Treasurer and Chief Financial Officer. Prior to joining Carmike, Mr. Durant was Senior Vice President — Corporate Services for AFLAC Incorporated, a Columbus, Georgia based international holding company, for a period of ten years. Prior to his position with AFLAC he was President of a venture capital firm located in Florida. Mr. Durant began his career with KPMG Peat Marwick and is a licensed Certified Public Accountant. Mr. Durant also serves as Senior Vice President — Finance, Treasurer and Chief Financial Officer of Carmike’s subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc.

     Anthony J. Rhead joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President — Film and in December 1997 was elected Senior Vice President — Film. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981. Mr. Rhead also serves as Senior Vice President — Film and Secretary of Carmike’s subsidiary Eastwynn Theatres, Inc. and as Senior Vice President and Secretary of Carmike’s subsidiary Wooden Nickel Pub, Inc.

     P. Lamar Fields joined Carmike in January 1983 as Director of Real Estate. He served in this position until 1985 when he became Vice President — Development. In December 1997 he was elected to the position of Senior Vice President — Real Estate. In January 2002, he became Senior Vice President — Development. Mr. Fields also serves as Senior Vice President — Real Estate of Carmike’s subsidiary Eastwynn Theatres, Inc. and as Vice President of Carmike’s subsidiary Military Services, Inc.

     H. Madison Shirley joined Carmike in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President — Concessions in 1990 and Senior Vice President — Concessions and Assistant Secretary in December 1997. Mr. Shirley also serves as Senior Vice President — Concessions and Assistant Secretary of Carmike’s subsidiary Eastwynn Theatres, Inc.

     Marilyn B. Grant joined Carmike in 1975 as a bookkeeper. She served as Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President — Advertising. Ms. Grant also serves as Vice President of Carmike’s subsidiary Eastwynn Theatres, Inc.

     Philip A. Smitley joined Carmike in April 1997 as Controller. In January 1998, he was elected to his present position of Assistant Vice President and Controller. In March 1999, he assumed the duties of interim Chief Financial Officer pending the appointment of Martin A. Durant in July 1999. Prior to joining Carmike, Mr. Smitley was Divisional Controller — Transportation of Burnham Service Corporation, a trucking company. Mr. Smitley also serves as Assistant Vice President and Controller of Carmike’s subsidiary Eastwynn Theatres, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is currently traded on the Nasdaq National Market under the symbol “CKEC”, but it has traded on the NASD’s over-the-counter Bulletin Board (the “OTCBB”) and the New York Stock Exchange at different times in the last three years. From January 31, 2002 until May 22, 2002, our new common stock was traded on the OTCBB under the symbol “CMKC”. Prior to that time, our pre-reorganization Class A common stock traded on the OTCBB under the symbol “CKECQ” from January 17, 2001 until January 30, 2002. The Class A common stock previously traded on the New York Stock Exchange under the symbol “CKE” until trading in our stock on the New York Stock Exchange was suspended prior to trading on January 12, 2001 because we had fallen below certain New York Stock Exchange criteria for continued listing.

     The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated in 2002 (beginning May 23, 2002) and by the OTCBB for the periods indicated in 2002 (beginning January 31, 2002). The table also provides information for our pre-reorganization Class A Common Stock as reported by the OTCBB for the periods indicated in 2001 (beginning January 17, 2001) and by the New York Stock Exchange for the periods indicated in 2001.

2002	High	Low

First Quarter	$21.25	$3.22
Second Quarter	30.12	19.50
Third Quarter	25.70	16.45
Fourth Quarter	21.32	16.60

2001	High	Low

First Quarter	$0.75	$0.20
Second Quarter	0.67	0.33
Third Quarter	0.57	0.34
Fourth Quarter	3.41	0.37

     As of March 10, 2003, there were approximately 713 record holders of our common stock and there were no shares of any other class of stock issued and outstanding.

     During fiscal year 2002, we did not make any sales of unregistered equity securities.

     We have never declared or paid a cash dividend on our common stock. It is the present policy of our board of directors to retain all earnings to support operations and to finance expansion of the business; therefore, we do not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The declaration and payment of dividends in the future is within the discretion of the board of directors and is subject to many considerations, including covenants in debt instruments, operating results, business and capital requirements and other factors. Pursuant to our credit agreements, we are subject to certain restrictive provisions which, among other things, limit the payment of dividends and other defined restricted payments.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA.

     The selected consolidated Statements of Operations and Balance Sheet data set forth below were derived from our consolidated financial statements. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

	For the Year Ended December 31,

	1998(1)	1999(1)(2)	2000(1)(3)	2001(3)	2002(3)

	(in millions except percentages, ratios and operating data)
Statement of Operations:
Revenues:
Admissions	$330.5	$336.0	$315.4	$311.8	$342.8
Concessions and other	151.1	150.9	146.9	145.1	164.4

Total revenues	481.6	486.9	462.3	456.9	507.2
Costs and expenses:
Film exhibition costs	177.8	181.5	185.2	171.2	189.3
Concession costs	19.9	19.0	21.0	20.2	19.2
Other theatre operating costs	187.9	191.1	194.8	182.0	182.8
General and administrative	7.1	7.3	6.9	8.8	15.0
Depreciation and amortization (4)	37.5	41.2	43.2	42.2	32.1
Impairment of long-lived assets (5)	38.3	33.0	21.2	132.2	—
Restructuring charge	34.7	(2.7)	—	—	—

Total costs and expenses	503.2	470.4	472.3	556.6	438.4

Operating income (loss)	(21.6)	16.5	(10.0)	(99.7)	68.8
Interest expense	27.2	36.8	31.0	6.1	102.8

Income (loss) before reorganization costs and income taxes	(48.8)	(20.3)	(41.0)	(105.8)	(34.0)
Reorganization costs	—	—	7.0	19.6	20.5

Income (loss) before income taxes	(48.8)	(20.3)	(48.0)	(125.4)	(54.5)
Income tax expense (benefit)	(18.2)	(7.7)	25.6	—	(14.7)

Net income (loss)	$(30.6)	$(12.6)	$(73.6)	$(125.4)	$(39.8)

Weighted average common shares outstanding:
Basic and diluted	11,356	11,375	11,344	11,344	9,195

Earnings (loss) per common share before extraordinary item:
Basic and diluted	$(2.73)	$(1.37)	$(6.62)	$(11.05)	$(4.33)

Balance Sheet Data:
Cash and cash equivalents	$3.8	$(4.2)	$52.5	$94.2	$53.5
Property and equipment, net (5)	573.6	666.2	621.2	460.1	438.3
Total assets	683.5	794.4	761.3	618.1	556.7
Total long-term obligations, including current maturities (6)	351.8	470.3	52.0	49.7	426.5
Total shareholders’ equity	226.3	204.2	129.1	3.7	9.6

	For the Year Ended December 31,

	1998(1)	1999(1)(2)	2000(1)(3)	2001(3)	2002(3)

Operating Data:
Theatre locations(7)	468	458	352	323	308
Screens(7)	2,658	2,848	2,438	2,333	2,262
Average screens per location	5.7	6.2	6.9	7.2	7.3
Total attendance (in thousands)	77,763	74,518	67,804	64,621	69,997
Total average screens in operation	2,733	2,800	2,643	2,386	2,267
Average ticket price	$4.25	$4.51	$4.65	$4.83	$4.90
Average concession per patron	$1.79	$1.84	$1.98	$2.10	$2.17

(1)	Preferred Stock dividends on the Series A Preferred Stock totaled $332,000, $3,025,000 and $1,513,000 for the years ended December 31, 1998, 1999 and 2000, respectively. See Notes 2 and 12 of Notes to Consolidated Financial Statements.

(2)	Excludes an extraordinary charge of $6,291,000 (net of income taxes) or $0.56 per diluted share.

(3)	See Notes 1 and 2 of the Notes to Consolidated Financial Statements with respect to the Company’s bankruptcy and financial reporting in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. See Note 2 of Notes to Consolidated Financial Statements with respect to reorganization costs incurred while in bankruptcy. See Note 11 for income taxes relative to valuation allowances for deferred income tax debits.

(4)	Goodwill amortization of $2.0 million, $1.7 million, $1.5 million and $1.5 million are included for years 1998, 1999, 2000, and 2001, respectively.

(5)	See Note 4 of Notes to Consolidated Financial Statements with respect to impairment of long-lived assets.

(6)	Excludes deferred compensation of $3.6 million for the year ended 2002, long-term restructuring reserves of $34.7 million, $27.8 million, $0, $0 and $0 for the years 1998, 1999, 2000, 2001 and 2002, respectively, and deferred income tax liabilities (assets) of ($14.1 million), ($21.0 million), $1.9 million, $1.9 million and $1.9 million for the years 1998, 1999, 2000, 2001 and 2002, respectively; includes current maturities of long-term indebtedness and capital lease obligations.

(7)	Excludes 28 theatres with 116 screens at December 31, 1998, which were closed by Carmike during 1999 in accordance with its restructuring plan. Excludes 84 theatres and 394 screens at December 31, 2000, which were closed by Carmike upon approval of the bankruptcy court of the rejection of certain leases. Excludes 17 theatres and 81 screens at December 31, 2001, which were closed by Carmike upon approval of the bankruptcy court of the rejection of certain leases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and operating results should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and accompanying notes.

Critical Accounting Policies

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to leasing transactions, depreciation of property and equipment, income taxes, litigation and other contingencies and, in particular, those related to impairment of long-lived assets including goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. All critical accounting estimates have been discussed with the Company’s Audit Committee.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States.

Bankruptcy Matters

     As debtors-in-possession, we had the right, subject to bankruptcy court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during our reorganization. Any damages resulting from rejection of executory contracts or unexpired leases were treated as general unsecured claims in our reorganization. During our reorganization, we received approval from the bankruptcy court to reject theatre leases on 136 of our theatre locations. We estimate that our aggregate liability at December 31, 2002 for general unsecured creditors is approximately $46.1 million, which includes our estimated liability for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $36.1 million are disputed. As such, we cannot presently determine with certainty the ultimate liability that may result; however, the bankruptcy court still maintains jurisdiction over certain matters related to the implementation of the Plan, including, the unresolved disputed claims. We have made our best estimate on such liability given the facts available at this time. If we are unable to resolve these claims with the unsecured creditors, the bankruptcy court will settle these claims.

Property and Equipment

     Property and equipment are carried at cost, net of accumulated depreciation, or cost adjusted for recognized impairments. Assets held for disposal are reported at the lower of the asset’s carrying amount or its fair value less costs to sell. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying consolidated statements of operations. Although we use accelerated methods of depreciation for income tax purposes, for financial reporting purposes, we compute depreciation on a straight-line basis as follows:

Building and improvements	20-30 years
Leasehold improvements*	15-30 years
Leasehold interests*	15-30 years
Equipment	5-15 years

*     Number of years is based on the terms of the applicable lease

Impairment of Long Lived Assets, Including Goodwill

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In general, SFAS No. 142 requires that during 2002 we assess the fair value of the net assets underlying our acquisition related goodwill on a business by business basis. Where that fair value is less than the related carrying value, we will be required to reduce the amount of the goodwill. These reductions were made retroactive to January 1, 2002. SFAS No. 142 also requires that we discontinue the amortization of our acquisition related goodwill. As of December 31, 2002, our financial statements included acquisition related goodwill of $23.4 million, net of previous amortization. See “Impact of Recently Issued Accounting Standards” below for additional information.

     We account for our long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We review our long-lived assets, including goodwill related to those assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres. We consider a trend of operating results that are not in line with management’s expectations to be the primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from our own expansion. For purposes of SFAS No. 144, assets are evaluated for impairment at the theatre level, which management believes is the lowest level for which there are identifiable cash flows. We deem a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including estimated disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management’s estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     See “Asset Impairments and Restructuring Charge — Assets Impairments” following for additional information regarding the effects on the 2001 and 2000 consolidated financial statement. See also “Impact of Recently Issued Accounting Standards” below.

Leases

     We operate most of our theatres under non-cancelable operating lease agreements. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Moreover, certain leases also include contingent rental fee based on a percentage of sales. At our option, we can renew a substantial portion of our theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 10-20 years. For financial statement purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the initial lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability and is amortized to rental expense over the remaining term of the lease.

Percentage Rent

     Several leases have a contingent component called percentage rent. Percentage rent is based on a percentage of defined revenue factors over a fixed breakpoint for the lease year as described within the lease. The Company accrues for this contingent liability monthly based on the trailing twelve months activity of the effected theatre. Payment of this liability is defined within the lease and the accrual is reconciled at the end of the lease year.

Income Taxes

     We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities, measured by enacted tax rates.

     In 2000 we established a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized.

Results of Operations

Financial Reporting During Reorganization

     In connection with our bankruptcy proceedings, we were required to report in accordance with Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in our consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with our reorganization in the consolidated statement of operations.

Seasonality

     Typically, movie studios release films with the highest expected revenues during the summer and the holiday period between Thanksgiving and Christmas, causing seasonal fluctuations in revenues.

Revenues

     We derive almost all of our revenues from box office admissions and concession sales. We recognize admissions revenues when movie tickets are sold at the box office, and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

Expenses

     Film exhibition costs vary according to box office admissions and are accrued based on the specified splits of receipts in firm term agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where firm terms do not apply, film exhibition costs are accrued based on estimates of the final settlement that is agreed between us and the movie studio after the completion of the movie’s run.

     Concession cost of sales are incurred as products are sold. We purchase substantially all of our concession supplies from a single vendor of which we are the principal customer.

     Other theatre operating costs include labor, utilities and maintenance, and facility lease expenses. Labor costs have both a variable and fixed cost component. During non-peak periods, a minimum number of staff is required to operate a theatre facility. However, to handle attendance volume increases, theatre staffing and thus salaries and wages vary in relation to revenues. Utilities, repairs and maintenance services also have variable and fixed costs components. Our facility lease expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent.

     Our general and administrative expenses include costs not specific to theatre operations, and are composed primarily of corporate overhead.

Net Operating Losses

     As of December 31, 2002, we had approximately $116.0 million of federal and state operating loss carryovers with which to offset our future taxable income. Net operating losses may be carried back and then forward for specified periods. If they are not used to offset taxable income by the end of the carryforward period, they expire. Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation may generally be restricted in utilizing its net operating losses to offset prospective taxable income if it experiences an “ownership change,” as defined in section 382(g). The determination as to whether a corporation has experienced an ownership change on a given date is a complex analysis of the beneficial stock ownership of the corporation over a time period of not more than three years. An ownership change under section 382(g) occurs when on a testing date, the beneficial ownership of the corporation by one or more “5-percent shareholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent shareholders during the testing period preceding such date. It should be noted that the rules for determining whether an ownership change under section 382 has occurred are different from those applied to evaluate whether a “change in ownership” as defined by Statement of Position 90-7 has occurred.

     In the event of an ownership change, certain tax attributes of the corporation, including net operating losses, that pre-date the ownership change are generally subject to limitation in offsetting taxable income arising after the ownership change. The resulting limitation, which indicates how much of the limited tax attributes may be used in each subsequent tax year, is based on the stock value of the corporation immediately before the ownership change, subject to adjustment, and multiplied by a published applicable federal rate. Because this annual limitation is computed without reference to a corporation’s net operating loss carryforward periods, it is possible that losses will expire unused, regardless of whether the corporation has sufficient taxable income to absorb such losses. There are certain exceptions to the general rules under section 382 for corporations that are debtors in a title 11 case and that experience an ownership change pursuant to a court-approved plan.

     While the issue is complicated and subject to many variables based on future events and possible favorable elections, the issuance of shares of Common Stock on January 31, 2002 pursuant to the Plan appears to have resulted in an ownership change under section 382. Furthermore, future activity in the ownership of our common stock (some of which is beyond our control) could trigger an ownership change and limit our ability to use these net operating losses to offset taxable income in a subsequent tax year. However, we believe that these net operating losses could become available under section 382 before the end of their respective carryforward lives. Accordingly, we believe that in the event of an ownership change as a result of past activity in our stock, as well as future elections and trading activity (some of which is beyond our control), the availability of our net operating losses would be deferred, but not lost, specifically as a result of any current or past limitation under section 382. Such losses could still expire unused if we have insufficient taxable income to absorb such losses within their carryforward period.

Operating Statement Information

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	For the Year Ended December 31,

	2000	2001	2002

Revenues:
Admissions	68.2%	68.2%	67.6%
Concessions and other	31.8	31.8	32.4

Total revenues	100.0	100.0	100.0
Costs and expenses:
Film exhibition costs (1)	40.1	37.5	37.3
Concessions costs	4.5	4.4	3.8
Other theatre operating costs	42.2	39.9	36.0
General and administrative	1.5	1.9	3.0
Depreciation and amortization	9.3	9.2	6.3
Impairment of long-lived assets	4.6	28.9	—

Total costs and expenses	102.2	121.8	86.4

Operating income (loss)	(2.2)	(21.8)	13.6
Interest expense	6.7	1.3	20.2

Net loss before reorganization costs and income taxes	(8.9)	(23.1)	(6.6)
Reorganization costs	1.5	4.3	4.1

Net loss before income taxes	(10.4)	(27.4)	(10.7)
Income tax expense (benefit)	5.5	—	(2.9)
Net loss	(15.9)%	(27.4)%	(7.8)%

Other information:
Film exhibition costs as a % of admissions revenue(1)	58.7%	54.9%	55.2%
Concession costs as a % of concession revenue(2)	15.6%	14.8%	12.7%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	Concession costs of $21.0 million, $20.2 million and $19.2 million for the years 2000, 2001 and 2002, respectively and concession revenue of $134.5 million, $135.8 million and $151.8 million for the years 2000, 2001 and 2002, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

     Revenues. Total revenues increased 11.0% from $456.9 million to $507.2 million for the year ended December 31, 2002 as a result of increased attendance driving up admissions and concessions revenues, partially offset by the reduced number of screens. Admissions increased 10% from $311.8 million in 2001 to $342.8 million in 2002 due to an 8.3% increase in overall attendance and a 1.5% increase in average ticket price. Concessions and other revenue increased 13.3% from $145.1 million in 2001 to $164.4 million in 2002 due to (i) the attendance increase, (ii) a 3.2% increase in concession sales per patron and (iii) a $3.3 million increase in other revenues.

     For the year ended December 31, 2001, our attendance per average screen was 27,083, our average admission price was $4.83 and our average concession sale per patron was $2.10. For the year ended December 31, 2002, our attendance per average screen was 30,876, our average admission price was $4.90, and our average concession sale per patron was $2.17. As a result of these increases, our revenues per average screen increased 16.8% from $191,513 to $223,727.

     We operated 323 theatres with 2,333 screens at December 31, 2001 and 308 theatres with 2,262 screens at December 31, 2002.

     Cost of operations. Total theatre operating costs, including film exhibition costs, concession costs and other theatre operating costs, increased 4.8% from $373.4 million to $391.3 million. As a percentage of total revenues, cost of operations decreased from 81.7% to 77.2%. This was the result of improved cost of sales ratios in conjunction with an increase in other revenues of approximately $3.3 million over 2001. Film exhibition costs increased 10.6% from $171.2 to $189.3 due to an increase in admission sales.

     General and administrative expenses. General and administrative expenses increased 70.4% from $8.8 million to $15 million. This increase resulted primarily from non-cash deferred compensation charges of $3.6 million as described in Notes 1 and 12 of the Notes to Consolidated Financial Statements and the write-off of $552 thousand of professional fees relating to our proposed equity offering that was suspended due to the decline in general market conditions. As a percentage of total revenues, general and administrative costs increased from 1.9% to 3%.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased 23.9% from $42.2 million to $32.1 million as a result of our having fewer screens in operation. Impairment charges of $21.2 million in 2000 resulted in depreciation and amortization expenses for 2001 being approximately $9.8 million lower than they otherwise would have been. The impairment charge of $132.2 million in 2001 resulted in depreciation and amortization expenses for 2002 being approximately $13.6 million lower than they otherwise would have been. Additionally, the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, halted the amortization of goodwill, which was approximately $1.5 million in 2001.

     Interest expense. Total interest for the year 2002 increased to $102.8 million from $6.1 million in 2001. We ceased recording interest expense relating to substantially all of our debt facilities effective August 8, 2000 in accordance with the requirements of SOP 90-7. At emergence from Chapter 11 on January 31, 2002, all past interest was required to be recorded. Excluding bankruptcy related items, interest for 2002 would have been approximately $46 million.

     Income tax expense. We recognized no income tax expense or benefit in 2001. The income tax benefit recorded in 2002 is the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million.

     Reorganization costs. Reorganization costs of $19.5 million were incurred during 2001 and include $8.2 million of professional fees and $16.4 million of asset impairments directly related to actions taken under the reorganization including, among other things, lease rejections. These costs have been offset by $3.0 million of interest income and gains on asset sales subsequent to the Petition Date. Reorganization costs of $20.6 million were incurred during 2002, of which, $8.0 million of professional fees and $8.5 million in non-cash transactions related to the extinguishment of pre-emergence debt, as well as other items totaling $4.1 million.

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

     Revenues. Total revenues decreased 1.2% from $462.3 million to $456.9 million for the year ended December 31, 2001 as a result of the reduction of screens in our theatre circuit, partially offset by an increase in average revenues per patron. The reduction in screen count came as a result of our rejection and closure of underperforming leased theatres as part of our reorganization. The result of these reductions forced admissions down 1.1% from $315.4 million in 2000 to $311.8 million in 2001. The reduction in screens and continued uncertainty of the industry reduced attendance 4.7%, but was partially offset by an increase in average ticket price of 3.9%. Concessions and other revenue was likewise effected by the reduction in attendance but was offset by an increase in concession sales per patron of 6.1%, thus these revenues only decreased 1.2% from $146.9 million in 2000 to $145.1 million in 2001.

     For the year ended December 31, 2000, our attendance per average screen was 25,654, our average admission price was $4.65 and our average concession sale per patron was $1.98. For the year ended December 31, 2001, our attendance per average screen was 27,083, our average admission price was $4.83, and our average concession sale per patron was $2.10. As a result of these increases, our revenues per average screen increased 9.5% from $174,914 to $191,513.

     We operated 352 theatres with 2,438 screens at December 31, 2000 and 323 theatres with 2,333 screens at December 31, 2001.

     Cost of operations. Total theatre operating costs, including film exhibition costs, concession costs and other theatre operating costs, decreased 6.9% from $400.9 million to $373.4 million. As a percentage of total revenues, cost of operations decreased from 86.7% to 81.7%. This was the result of lower exhibition costs, the elimination of lease and other operating costs at theatres we closed and a greater number of films that played for extended runs. Also in 2001, we incurred higher costs as a result of our reorganization as distributors tightened the terms on their film licensing agreements, newspapers charged the full contract rates for advertising and we at times purchased concession supplies in local markets at retail prices.

     General and administrative expenses. General and administrative expenses increased from $6.9 million to $8.8 million. This increase resulted primarily from the payment of retention bonuses under the Employee Retention and Severance Plan. As a percentage of total revenues, general and administrative costs increased from 1.5% to 1.9%.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased 2.4% from $43.2 million to $42.2 million as a result of our having fewer screens in operation and an impairment charge taken in 2000. The impairment charge of $21.2 million in 2000 resulted in depreciation and amortization expenses for 2001 being approximately $1.2 million lower than they otherwise would have been.

     Interest expense. Total interest for the year decreased from $31.0 million to $6.1 million. We ceased recording interest expense relating to substantially all of our debt facilities effective August 8, 2000 in accordance with the requirements of SOP 90-7.

     Income tax expense. We recognized tax expense of approximately $25.6 million in 2000 as a result of establishing a valuation allowance for deferred tax assets and no income tax expense or benefit in 2001 as a result of our loss carryforward position.

     Reorganization costs. Reorganization costs increased from $7.0 million in 2000 to $19.6 million in 2001. Professional fees were $3.9 million in 2000 and $8.2 million in 2001; asset impairments directly related to actions taken in connection with our reorganization were $4.9 million in 2000 and $16.4 million in 2001. These costs were offset by interest income and gains on asset sales of $2.2 million in 2000 and $3.1 million in 2001 and certain other items.

Liquidity and Capital Resources

General

     Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had working capital of $54.7 million as of December 31, 2001, compared to a working capital deficit of $28.5 million at December 31, 2002. The decreased working capital recorded as of December 31, 2002 reflects cash settlements required at emergence from Chapter 11, as well as, mandatory payments defined in the Plan. The working capital deficit will be funded through anticipated operational profits as well as the ability to draw from our Revolving Credit Agreement. At February 28, 2003, we had approximately $49 million in cash and cash equivalents on hand.

     Our capital expenditures arise principally in connection with the development of new theatres, renovation and expansion of existing theatres and theatre acquisitions. During 2002, these capital expenditures totaled $18.0 million. Under our credit agreements, we were limited to capital expenditures, as defined, of $20.0 million in 2002, and will be limited to capital expenditures, as defined, of: $15.0 million in 2003, $10.0 million in 2004, $15.0 million in 2005 and $15.0 million in 2006. In addition, in certain circumstances the limits for 2003 and each later year are increased by an amount, up to $5.0 million, depending upon our capital expenditures in the prior year. Our total budgeted capital expenditures for 2003 are $15 million. We plan to fund the development of new theatres and expansion of existing theatres by using, subject to any limitations in our debt instruments, operating cash flow, available cash from our revolving line of credit and landlord-funded new construction and theatre remodeling, when available.

     Cash provided by operating activities was $49.4 million for the twelve months ended December 31, 2001, compared to cash provided by operating activities of $15.6 million for the twelve months ended December 31, 2002. The decrease in cash flow from operating activities was primarily due to cash requirements, primarily interest, payable at emergence from bankruptcy and changes in certain operating assets and liabilities. Net cash used in investing activities was $1.0 million for the year ended December 31, 2001 as compared to $14.5 million in 2002. This increase in cash used in investing activities was primarily due to emergence from

Chapter 11 allowing increased capital spending. For the year ended December 31, 2001 cash used in financing activities was $6.8 million compared to $41.7 million in 2002. The increase in cash used in financing activities was primarily due to scheduled and mandatory payment requirements of our long-term debt agreements.

     Our liquidity needs are funded by operating cash flow, sales of surplus assets, availability under our credit agreements and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season or summer months. This seasonal positioning of film product makes our needs for cash vary significantly from period to period. Additionally, the ultimate performance of the film product, any time during the calendar year, will have the most dramatic impact on our cash needs.

     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreements will be adequate to meet our liquidity needs. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under any of our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of the senior debt, to issue a payment blockage to the more junior debt. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under Chapter 11 in 2000, as described in “Business — Our Reorganization”.

     We cannot make assurances that our business will continue to generate significant cash flow to fund its liquidity needs. We are dependent to a large degree on the public’s acceptance of the films released by the studios. We are also subject to a high degree of competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all.

Risk Management and Market Sensitive Instruments

     We are exposed to various market risks. Prior to August 8, 2000, these exposures primarily related to changes in interest rates. Substantially all of our interest was suspended during the bankruptcy. Since we emerged from bankruptcy, we have begun to pay interest and are again subject to the market risk related to changes in interest rates. Interest payable under our new credit agreements is based on a spread over LIBOR or another index. A substantial number of our theatre leases are off-balance sheet as required by generally accepted accounting principles for operating leases. The cash commitments required for these leases have been included in the contractual obligations schedule included below.

Asset Impairments

     In the fourth quarters of 2000 and 2001, we identified impairments of asset values for certain theatres and a joint venture investment in three movie theatre-entertainment complexes which we reflected as operating expenses in our consolidated financial statements. Based on our analysis, no such charges were required in 2002. The table below sets out certain information concerning these impairments:

(in millions except number of theatres and screens)	2000	2001

Annual impairment charge included in operations	$21.2	$132.2
Impairment charge included in reorganization costs	4.9	16.4

Total impairment charge	26.1	148.6
Reduction in carrying values	36.4	235.1
Reduction in accumulated depreciation and amortization expenses	(10.3)	(86.5)
Reduction in future depreciation and amortization expenses	$9.2	$9.8
Number of theatres affected	18	287
Number of screens affected	130	2,126

     The impairment charge recognized in 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on theatres for which we rejected leases, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed or rejected theatres. Additionally, in 2001 we included impairment charges related to equipment of $34.1 million, based on our reduced capital building program for the future as well as the excess supply of equipment in inventory.

     The impairment charge in 2000 was primarily caused by reductions in estimated theatre cash flows due to the impact of new or increased competition on certain older, auditorium-style theatres, negative evaluation of the operating results produced from theatres previously converted to discount theatres, or our inability to improve a marginal theatre or entertainment center’s operating results to a level that would support the carrying value of the long-lived assets. Some of our theatres that incurred impairment charges in 1999 incurred additional impairment charges in subsequent years.

     We had approximately $23.4 million of goodwill recorded at December 31, 2002. The goodwill values arose from our acquisitions during the period from 1982 through 1997. We evaluate goodwill based on cash flows for theatres with associated goodwill that operate within a particular market. Where more than one such theatre operates within a market, we evaluate the cash flows of all such theatres within that market. See Note 4 of Notes to Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill and indefinite lived intangible assets to be reviewed periodically for impairment and no longer amortized. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 required companies with goodwill and indefinite lived intangible assets to complete an initial impairment test by June 30, 2002. The Company completed the impairment test of its goodwill and did not identify an asset impairment as a result of the impairment test. Additionally, the Company completed its periodic review of its goodwill for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company will continue to review its goodwill annually for impairment as of December 31 of each year.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the standard on January 1, 2002. There has been no asset impairment in 2002 as a result of adoption.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. In addition, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 effective May 15, 2002, however, SFAS No. 145 did not affect the Company’s Consolidated Statements of Operations.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The effective date of SFAS No. 146 is December 31, 2002. The Company adopted SFAS No. 146 on December 31, 2002, however, SFAS No. 146 did not have an effect on the Company’s Consolidated Statements of Operations.

     In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual reports after December 15, 2002. These disclosures are presented in Note 15 of Notes to Consolidated Financial Statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 15, 2002. The Company is currently assessing the initial measurement requirements of FIN 45. However, management does not believe that the recognition requirements will have a material impact on the Company’s financial position, cash flows or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. As of December 31, 2002, the Company has three stock-based compensation plans described more fully in Notes 1 and 12 of Notes to Consolidated Financial Statements. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in net income for 2002 is $3.6 million of stock-based employee compensation cost related to stock grants.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Contractual Obligations

     As of December 31, 2002, our long-term debt obligations, obligations to general unsecured creditors pursuant to the Plan and future minimum payments under capital leases and operating leases with terms over one year and the agreement with our CEO (except as indicated) were as follows:

	Payments Due by Period (in thousands)

	One Year			After 5
	or Less	2-3 Years	4-5 Years	Years	Total

Term loan credit agreement(1)	$25,000	$70,000	$114,729	$—	$209,729
Revolving credit agreement(2)	—	—	50,000	—	50,000
10 3/8% senior subordinated notes(3)	—	—	—	154,315	154,315
General unsecured creditors(4)	5,000	10,000	31,148	—	46,148
Industrial revenue bond	1,080	—	—	—	1,080
Capital lease obligations(5)	7,764	15,752	15,582	97,804	136,902
Operating leases(5)	41,059	76,091	67,575	212,600	397,325
Employment agreement with Chief Executive Officer(6)	850	1,700	1,700	—	4,250

Total contractual cash obligations	$80,753	$173,543	$280,734	$464,719	$999,749

(1)	Term loan has required semi-annual principal payments each June 30 and December 31 through June 30, 2006. The remaining principal balance outstanding matures on January 31, 2007.

(2)	The revolving credit agreement has a maturity date of October 31, 2006. This presentation assumes the full $50 million commitment is outstanding and payable.

(3)	The maturity date for the 10 3/8% senior subordinated notes is February 1, 2009.

(4)	Our general unsecured creditors are due semi-annual payments of $2.5 million plus interest with a maturity of January 31, 2007.

(5)	Includes obligations for theatres we had not closed or for which leases had not been rejected at December 31, 2002. See Note 13 to Notes to Consolidated Financial Statements.

(6)	The employment agreement with our Chief Executive Officer provides for compensation of $850,000 per year for five years commencing January 31, 2002. The above table does not include bonus payments of up to 50% of his base salary if certain performance goals are achieved.

Financial Covenant Compliance

     Both before and after the commencement of our reorganization, we have taken steps to restructure our operations and to improve profitability. These steps include but are not limited to reduction of new movie theatre development, curtailment of renovation and expansion of existing theatres, increased management control over expenditures, aggressive marketing of surplus assets and evaluations of capital sources and debt restructurings.

     We have been incurring and will continue to incur significant professional fees and other restructuring costs. We may incur additional impairments of long-lived assets in connection with the ongoing restructuring of our business operations during fiscal year 2003 and beyond.

     Our credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness, limit capital expenditures, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows.

     To secure our new master lease, we granted MoviePlex an express contract lien, in addition to MoviePlex’s statutory lien as landlord, on and a security interest in all equipment, inventory, fixtures and other personal property which is located on the leased premises or used in connection therewith and upon all proceeds thereof.

     In the event of our default under the new master lease, MoviePlex has the immediate option to terminate the new master lease and all of our rights thereunder and may then recover from us: (a) the worth at the time of award of any unpaid rent which had been earned at the time of such termination; plus (b) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rent loss which could have been reasonably avoided (as liquidated damages); plus (c) the worth at the time of award of the amount by which the unpaid rent for the balance of the new master lease term after the time of award exceeds the amount of such rent loss which could be reasonably avoided (as liquidated damages); plus (d) at MoviePlex’s election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time under applicable law. A default under the new master lease includes our failure to pay rent or perform under certain conditions, our being adjudged bankrupt or the judicial seizure of our assets, or the occurrence of a change of control of Carmike. Under the new master lease, a change of control is any event, transaction or occurrence as a result of which (i) our stockholders cease to own and control all of the economic and voting rights associated with ownership of at least 30% of our outstanding capital stock of all classes on a fully diluted basis, or we cease to own and control all of the economic and voting rights associated with all of the outstanding capital stock of any of our debtor subsidiaries (except that a particular qualified buyer transaction is not a change of control under the new master lease ).

     The new master lease has been collaterally assigned, like the original master lease was, to Wachovia Bank, N.A., in its capacity as agent under the reimbursement agreement dated as of November 20, 1997, as amended, among MoviePlex, certain lenders (the “MoviePlex Lenders”) and Wachovia Bank, as agent pursuant to a mortgage and an assignment of rents as to each of six properties, to secure MoviePlex’s obligations to such MoviePlex Lenders under the reimbursement agreement. At the end of the new master lease term, or if the lease is terminated by reason of our default, the furniture, fixtures and equipment located in the theatres will become the property of the MoviePlex Lenders. In addition, the MoviePlex Lenders have released their liens on the debtors’ other assets that secured the MoviePlex obligations.

     If a default or event of default under the revolving credit agreement occurs and is continuing, then the agent may (and at the request of the requisite lenders shall) suspend the revolving credit agreement with respect to additional advances and/or the incurrence of additional letter of credit obligations and may increase the interest rate applicable to the loans and the letter of credit fees to the default rate (i.e., two percentage points above the otherwise applicable rate). If an event of default under the revolving credit agreement occurs and is continuing, the agent may (and at the request of the requisite lenders shall) terminate the revolving loan facility with respect to further advances or the incurrence of further letter of credit obligations and may declare all or any portion of the obligations due and payable and require that the letter of credit obligations be cash collateralized (except that no declaration of such is required if any borrower or debtor subsidiary becomes subject to a bankruptcy proceeding). Events of default under the revolving credit agreement include, among other events and subject to any conditions set forth in the revolving credit agreement: (a) a borrower’s failure to pay principal or interest on the loans or other obligations when due and payable or failure to reimburse agent’s expenses; (b) any credit party’s or borrower’s failure to perform or observe certain covenants, such as the borrowers’ using the proceeds of the revolving loan and swing line advances solely for refinancing the bank debt under the post-confirmation credit agreement; (c) a credit party’s breach or default with respect to the indenture or the post-confirmation credit agreement; or (d) the occurrence of a change of control. A change of control under the revolving credit agreement is similar to such an event under the new master lease.

     If an event of default under the post-confirmation credit agreement occurs and is continuing, then, if requested by the required lenders, the administrative agent shall terminate the commitments and declare the notes and all amounts payable under the post-confirmation credit agreement due (except that no declaration of such is required if we or any of our subsidiaries becomes subject to a bankruptcy proceeding). Events of default under the post-confirmation credit agreement include, among other events and subject to any conditions in the post-confirmation credit agreement: (a) our failure to pay principal or interest on the loans or when due and payable or failure to pay certain expenses; (b) our failure to perform or observe certain covenants, such as compliance with certain funded debt to EBITDA and interest coverage ratios; or (c) the occurrence of a change of control. A change of control under the post-confirmation credit agreement is similar to such an event under the new master lease.

     If an event of default under the indenture occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding new senior subordinated notes may declare all the new senior subordinated notes to be due and payable immediately. Events of default under the indenture include, among other events and subject to any conditions in the indenture: (a) our failure to pay principal, interest or premium when due on the new senior subordinated notes, (b) our or certain of our subsidiaries’ failure to comply with the restrictions concerning certain payments, incurrence of certain indebtedness and issuance of preferred stock, offer to repurchase the new senior subordinated notes upon a change of control, assets sales, limitations on dividend and other payment restrictions affecting subsidiaries, and merger, consolidation, sale of assets contained in the indenture, or (c) our default under the plan trade payables (as defined by the indenture) or any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced certain indebtedness for money borrowed by us or certain of our subsidiaries, which default (A) is caused by a failure to pay principal of, or interest or premium, if any, on such plan trade payables or indebtedness prior to the expiration of the grace period, if any on the date of such default (a “Payment Default”) or (B) results in the acceleration of such Indebtedness prior to the express maturity thereof and, in each case, the principal amount of such plan trade payables or indebtedness, together with the principal amount of any other plan trade payables or such indebtedness which has so had a Payment Default or the maturity of which has been so accelerated, aggregates $20.0 million or more.

Information About Forward-Looking Statements

     This annual report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our strategies, sources of liquidity, and the opening of new theatres during 2003.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors discussed on pages 14 through 22 in this annual report.

     We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various market risks. Prior to August 8, 2000, these exposures primarily related to changes in interest rates. Substantially all of our interest was suspended during the bankruptcy. Since we emerged from bankruptcy, we have begun to pay interest and are again subject to the market risk related to changes in interest rates. Interest payable under our new credit agreements is based on a spread over LIBOR or another index. A substantial number of our theatre leases are off-balance sheet as required by generally accepted accounting principles for operating leases. The cash commitments required for these leases have been included in the contractual obligations schedule included below.

     Interest paid on our debt is largely subject to changes in interest rates in the market. The revolving credit agreement and the new bank debt are based on a structure that is priced over an index or LIBOR rate option with a minimum floor of 7.75%. A change of 1.0% in interest rates would not raise the effective rate above the 7.75% floor, therefore, there is no measurable risk due to interest rate changes.

     A substantial number of our theatre leases are off-balance sheet as required by Accounting Principles Generally Accepted in the U.S. for operating leases. The cash commitments required for these leases have been included in the contractual obligations schedule included in Part II, Item 7 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements for the years ended December 31, 2002 and 2001

Report Of Independent Auditors

Board of Directors and Shareholders
Carmike Cinemas, Inc.

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmike Cinemas, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Atlanta, Georgia March 3, 2003

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$53,491	$94,187
Accounts receivable	1,206	624
Notes receivable (net of reserves of $327 and $0 as of December 31, 2002 and 2001, respectively)	368	68
Inventories	3,171	3,072
Recoverable construction allowances	8,742	8,175
Prepaid expenses	9,367	5,447

Total current assets	76,345	111,573
Other assets:
Investment in and advances to partnerships	6,542	7,095
Other (including restricted cash of $13,185 in 2001)	12,181	15,984

	18,723	23,079
Property and equipment:
Land	48,213	58,707
Buildings and improvements	158,352	146,728
Leasehold improvements	222,827	218,352
Leasehold interest	5,841	5,841
Equipment	182,308	179,619

	617,541	609,247
Accumulated depreciation and amortization	(179,236)	(149,154)

	438,305	460,093
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$556,727	$618,099

	December 31,

	2002	2001

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$31,946	$22,291
Accrued expenses	45,820	32,335
Current maturities of long-term indebtedness and capital lease obligations	27,051	2,289

Total current liabilities	104,817	56,915
Long-term liabilities:
Long-term debt, less $26,080 and $1,417 in current maturities at December 31, 2002 and 2001, respectively, and $444,806 classified as Liabilities Subject to Compromise at December 31, 2001	339,044	—
Capital lease obligations, less current maturities of $972, and $872 at December 31, 2002 and 2001, respectively, and $3,120 classified as Liabilities Subject to Compromise at December 31, 2001	52,673	47,423
Long-term trade payables, less current maturities	7,693	—
Deferred compensation	3,614	—
Deferred income taxes	1,927	1,927

	404,951	49,350
Liabilities Subject to Compromise	37,367	508,100
Shareholders’ equity:
5.5% Series A Senior Cumulative Exchangeable Preferred Stock, $1.00 par value, authorized 1,000,000 shares, issued and outstanding 550,000 shares at December 31, 2001; involuntary liquidation value of $55,000	—	550
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at December 31, 2002	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 8,991,262 shares at December 31, 2002	270	—
Class A Common Stock, $0.03 par value, one vote per share, authorized 22,500,000 shares, issued and outstanding 10,018,287 shares at December 31, 2001	—	301
Class B Common Stock, $0.03 par value, ten votes per shares, authorized 5,000,000 shares, issued and outstanding 1,370,000 shares at December 31, 2001	—	41
Treasury Stock, at cost, 44,800 shares at December 31, 2001	—	(441)
Paid-in capital	204,638	158,772
Retained deficit	(195,316)	(155,489)

	9,592	3,734

Total liabilities and shareholders’ equity	$556,727	$618,099

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Admissions	$342,839	$311,818	$315,395
Concessions and other	164,349	145,132	146,902

	507,188	456,950	462,297
Costs and expenses:
Film exhibition costs	189,265	171,207	185,195
Concession costs	19,233	20,184	20,964
Other theatre operating costs	182,841	182,054	194,789
General and administrative expenses	14,983	8,846	6,889
Depreciation and amortization expenses	32,079	42,153	43,174
Impairment charge	—	132,207	21,250

	438,401	556,651	472,261

Operating income (loss)	68,787	(99,701)	(9,964)
Interest expense (Contractual interest was $47,468 and $44,651 for the years ended December 31, 2002 and 2001, respectively)	102,773	6,138	31,009

Net loss before reorganization costs and income taxes	(33,986)	(105,839)	(40,973)
Reorganization costs	20,547	19,548	7,042

Net loss before income taxes	(54,533)	(125,387)	(48,015)
Income tax expense (benefit)	(14,706)	—	25,548

Net loss	(39,827)	(125,387)	(73,563)
Preferred stock dividends	—	—	(1,513)

Net loss available for common shareholders	$(39,827)	$(125,387)	$(75,076)

Weighted average shares outstanding:
Basic and diluted	9,195	11,344	11,344

Loss per common share:
Basic and diluted	$(4.33)	$(11.05)	$(6.62)

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(39,827)	$(125,387)	$(73,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,079	42,153	43,174
Impairment charge	—	132,207	26,134
Restructuring charge	—	—	(755)
Deferred income taxes	—	—	22,965
Non-cash deferred compensation	3,614	—	—
Non-cash reorganization items	13,528	9,064	3,021
Recoverable income taxes	—	—	5,775
Gain on sales of property and equipment	(681)	—	(3,018)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(427)	3,544	43
Prepaid expenses and other assets	10,702	(7,313)	3,148
Accounts payable	5,420	3,193	(6,642)
Accrued expenses and other liabilities	(8,849)	(8,040)	5,150

Net cash provided by operating activities	15,559	49,421	25,432
Investing activities
Purchases of property and equipment	(18,023)	(9,191)	(44,948)
Proceeds from sale of property and equipment	3,475	8,197	4,473
Proceeds from sale/leaseback transaction	—	—	23,589
Other	—	—	1,249

Net cash used in investing activities	(14,548)	(994)	(15,637)
Financing activities
Debt:
Additional borrowing, net of debt issuance costs	21,705	—	341,211
Repayments (including prepayment penalties)	(66,026)	(11,979)	(294,599)
Preferred Stock dividends	—	—	(1,513)
Recoverable construction allowances under capital leases	2,614	5,217	1,867

Net cash provided by (used in) financing activities	(41,707)	(6,762)	46,966

Increase (decrease) in cash and cash equivalents	(40,696)	41,665	56,761
Cash and cash equivalents at beginning of year	94,187	52,522	(4,239)

Cash and cash equivalents at end of year	$53,491	$94,187	$52,522

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Series A Cumulative
	Convertible Exchangeable		Class A Common
	Preferred Stock		Stock

	Shares	Amount	Shares	Amount

Balance at January 1, 2000	550	$550	9,968	$299
Issuance of Class A Common Stock by conversion of Class B Common Stock	—	—	50	2
Dividends on Preferred Stock	—	—	—	—
Net loss	—	—	—	—

Balance at December 31, 2000	550	550	10,018	301
Net loss	—	—	—	—

Balance at December 31, 2001	550	550	10,018	301
Emergence from bankruptcy	(550)	(550)	(10,018)	(301)
Net loss	—	—	—	-

Balance at December 31, 2002	—	$—	—	$-

See accompanying notes.

Class B Common
Stock		Treasury Stock		New Common Stock

						Paid-in	Retained
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total

1,421	$43	(45)	$(441)	—	$—	$158,772	$44,974	$204,197
(50)	(2)	—	—	—	—	—	—	—
—	—	—	—	—	—	—	(1,513)	(1,513)
—	—	—	—	—	—	—	(73,563)	(73,563)

1,371	41	(45)	(441)	—	—	158,772	(30,102)	129,121
—	—	—	—	—	—	—	(125,387)	(125,387)

1,371	41	(45)	(441)	—	—	158,772	(155,489)	3,734
(1,371)	(41)	45	441	8,991	270	45,866	—	45,685
—	—	—	—	—	—	—	(39,827)	(39,827)

—	$—	—	$—	8,991	$270	$204,638	$(195,316)	$9,592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
December 31, 2002

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On August 8, 2000 (the “Petition Date”), Carmike and its subsidiaries, Eastwynn Theatres, Inc. (“Eastwynn”), Wooden Nickel Pub, Inc. (“Wooden Nickel”) and Military Services, Inc. (“Military Services”) (collectively “the Company”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statements of Operations.

Description of Business

The primary business of the Company is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. The Company considers itself to be in a single segment. Substantially all revenues are received in cash and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 97.7%, 97.3% and 98.8% of the Company’s admission revenues in 2002, 2001 and 2000, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and such difference could be material.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits. Deposits with banks are federally insured in limited amounts.

Notes Receivable

The Company holds notes in conjunction with sales of assets in prior years. These notes carry varying maturity dates.

Debt Issuance Costs

Upon emergence from Chapter 11, all of the debt issuance costs relating to the pre-petition debt were written off to reorganization costs. The debt issuance costs relating to the new debt was capitalized and are being amortized to interest expense over the term of the related debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.

Investments in Unconsolidated Affiliates

Our investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. We regularly review our investments for impairment issues and propriety of current accounting treatment. The primary method we use to determine whether or not impairment exists is to compare the valuation of our investment with the underlying value of the entity in which we have an investment. We can determine the underlying value of the entity based on a number of factors, including the execution of business strategy and the steps that it has and is taking in the execution of that strategy, and the entity’s subsequent financing activity. If we determine that impairment exists, we would recognize the loss in Other income (expense) in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Investments in which we maintain a 20% to 50% interest, or otherwise have the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor both equity and cost basis investments for other than temporary declines in value and make reductions in carrying values when appropriate.

Property and Equipment

Property and equipment are carried at cost or cost adjusted for recognized impairments. Assets held for disposal are reported at the lower of the asset’s carrying amount or its fair value less costs to sell. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying consolidated statements of operations. The Company uses accelerated methods of depreciation for income tax purposes. For financial reporting purposes, depreciation is computed on a straight-line basis as follows:

Building and improvements	20-30 years
Leasehold improvements*	15-30 years
Leasehold interests*	15-30 years
Equipment	5-15 years

*	Number of years is based on the term of the applicable lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), effective January 1, 2002. Accordingly, the amortization of goodwill ceased as of January 1, 2002. Goodwill represents the excess of purchase price over the fair value of net intangible assets acquired. SFAS No. 142 required companies with goodwill to complete an initial impairment test by June 30, 2002. The Company completed the impairment test of its goodwill and did not identify an asset impairment as a result of the impairment test. Additionally, the Company completed its periodic review of its goodwill for impairment as of December 31, 2002, and did not identify an asset impairment as a result of the review. The Company will continue to review its goodwill annually for impairment.

Adoption of the non-amortization provisions of SFAS No. 142 as of January 1, 2000 would have reduced net loss for the years ended December 31, 2001 and 2000 by $ 1.5 million, or $0.13 per diluted share per period.

Assets Held for Sale

Certain assets have been identified for disposition, a portion of which is undeveloped land. The value of these assets are reported as other assets pending the completion of their sale and are held at the lower of their carrying amount or fair value less costs to sell.

Recoverable Construction Allowances

Under certain circumstances with our landlords, theatres being developed have defined reimbursements due the Company from the landlord. These reimbursements relate to an estimated value of the building to the landlord, after completion of the property. The recoverable allowances are recorded as a receivable in accordance with the lease agreement.

Impairment of Long Lived Assets

The Company accounts for its long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company reviews its long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports and the competition in its markets for indicators of impairment of individual theatres.

The Company considers a trend of operating results that are not in agreement with management’s expectations to be its primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from the Company’s own expansion. For purposes of SFAS No. 144, assets are evaluated for impairment at the theatre level. The Company deems a theatre to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long Lived Assets (continued)

estimated disposal value if any, is less than its carrying amount. If a theatre is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatre exceeds its fair value. Fair value is based on management’s estimates, which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have established a full valuation allowance related to our deferred tax assets.

Advertising

The company expenses advertising costs when incurred.

Stock Based Compensation

Stock-based Compensation Plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

At December 31, 2002, the Company had three stock based compensation plans. The plans are as follows: (i) the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”) reserved 1,000,000 shares of Common Stock for issuance. The 2002 Stock Plan has eight grants to senior management under the terms of the plan. Seven of the grants are performance based with various earning goals and criteria, as well as specific vesting periods from January 31, 2005 through 2007. The total potential shares to be issued under these seven grants is 220,000. The eighth grant is to the Company’s Chief Executive Officer under the terms of his employment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

agreement. These shares will be delivered ratably over a three year period beginning January 31, 2005. All such shares under the 2002 Stock Plan have a zero cost to the grantee. The seven grants are expensed using variable accounting and the eighth grant is expensed using fixed accounting. (ii) The Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”) reserved 75,000 shares of Common Stock for issuance. The Directors Incentive Plan has two grants of 5,000 options each to two independent Directors. The exercise price of the options were set at the market price on August 14, 2002. (iii) The Carmike Cinemas, Inc. Employee and Consultants Long-Term Stock Incentive Plan (the “Employee Plan”) reserved 500,000 shares of Common Stock for issuance. As of December 31, 2002 there were no options granted under this plan.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the 2002 Statement of Operations is $3.6 million of stock-based employee compensation cost related to the stock grants ($2.9 million from fixed accounting and $0.7 million from variable accounting.)

Earnings per Share

Earnings per share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period. Options to purchase shares of common stock were not included in the computed diluted earnings per share for all periods presented because the effect would be antidilutive. Shares potentially issuable in connection with the 5.5% Series A Senior Cumulative Convertible Exchangeable Preferred Stock (the “Preferred Stock”) were not included in the diluted earnings per share calculation in 2001 and 2000 as their effect would be antidilutive. Stock grants to acquire shares of Common Stock under the 2002 Stock Plan were not included in 2002 as their effect would be antidilutive.

Leases

The Company has various non-cancelable operating lease agreements. The theatre leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Moreover, certain leases also include contingent rental fees based on a percentage of sales. The Company, at its option, can renew a substantial portion of its theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 15-20 years. For financial statement purposes, the total amount of base

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases (continued)

rentals over the term of the leases is charged to expense on the straight-line method over the lease terms. Rental expense in excess of lease payments is recorded as a deferred rental liability.

Derivatives

The Company recognizes all derivative financial instruments, such as interest rate swap contracts, in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments are either periodically recorded in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. If an interest rate swap agreement is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized to income coincident with the extinguishment. See Note 3 — Liabilities Subject to Compromise, for a discussion of the interest rate swaps terminated at the Petition Date. As of December 31, 2002 the Company has no derivative financial instruments.

Benefit Plans

The Company has a non-qualified deferred compensation plan for certain of its executive officers. Under this plan, the Company contributes ten percent of the employee’s taxable compensation to a secular trust designated for the employee. The Company also has a benefit plan for certain non-executive employees, of which contributions to the plans are at the discretion of the Company’s executive management. Contributions related to these plans are not material to the Company’s operations.

Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. In addition, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 effective May 15, 2002, however, SFAS No. 145 did not affect the Company’s Consolidated Statements of Operations.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The effective date of SFAS No. 146 is December 31, 2002. The Company adopted SFAS No. 146 on December 31, 2002, however, SFAS No. 146 did not have an effect on the Company’s Consolidated Statements of Operations.

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual reports after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 15, 2002. The Company is currently assessing the initial measurement requirements of FIN 45. However, management does not believe that the recognition requirements will have a material impact on the Company’s financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 2—PROCEEDINGS UNDER CHAPTER 11

In the Chapter 11 Cases, discussed in Note 1, substantially all unsecured and partially secured liabilities as of the Petition Date were subject to compromise or other treatment until a plan of reorganization was confirmed by the bankruptcy court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against the Company were stayed while the Company continued their business operations as debtors-in-possession.

The Company could not pay pre-petition debts without prior bankruptcy court approval during the Chapter 11 Cases. Immediately after the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the bankruptcy court which were intended to stabilize their business and enable the Company to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted the Company to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Company; (iv) authorized the Company to pay up to $2.3 million of pre-petition obligations to critical vendors, common carriers and workers’ compensation insurance to aid the Company in maintaining operation of their theatres and approximately $37 million to film distributors; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

As debtors-in-possession, the Company had the right, subject to bankruptcy court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during the Chapter 11 Cases. In this context, “assumption” means that the Company agrees to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, the Company received approval from the bankruptcy court to reject theatre leases relating to 136 theatre locations. The Company estimated the ultimate liability that may result from rejecting leases and reported it as Liabilities Subject to Compromise in the balance sheet. However, the ultimate liability may differ from such estimates based on settlements of claims that have or may be filed in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 2—PROCEEDINGS UNDER CHAPTER 11 (continued)

the secured lenders in the amount of $8,272,821 on March 5, 2001 and made payments of $500,000 per month as adequate protection payments. All of these payments are treated as principal payments under the creditor agreement.

Additionally,after the Petition Date, the Company could not declare dividends for its Preferred Stock. Preferred Stock dividends of $7.0 million and $2.3 million were in arrears at December 31, 2001 and 2000. The terms of the Preferred Stock agreement provide, with respect to dividend arrearages, that the dividend accrual rate increases to 8.5%. In view of the Company having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock designated two additional directors to the Company’s Board of Directors. Also, during the Chapter 11 Cases, the Company reached an agreement to restructure its master lease facility with MoviePlex Realty Leasing, L.L.C. (“MoviePlex”) and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the “New Master Lease”). Under the New Master Lease, Carmike has entered into a new 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The Original MoviePlex Lease was terminated and prepetition defaults of $493,680 under the Original MoviePlex Lease were paid. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.

All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the New Master Lease bear interest from the date which is five days from the date the amounts were due until paid by Carmike at the rate of 2% above the published prime rate of Wachovia Bank, N.A. Under the New Master Lease, Carmike pays all real estate taxes with respect to the leased premises.

When the Plan became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation, which cancelled all then existing Class A and Class B Common Stock and Preferred Stock of the Company and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only 8,991,262 shares of reorganized Carmike Common Stock outstanding.

Material features of the Plan are:

•	The Plan provided for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

•	The holders of Carmike’s cancelled Class A and Class B Common Stock received in the aggregate 22.2% (2,211,261) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 2—PROCEEDINGS UNDER CHAPTER 11 (continued)

•	The holders of Carmike’s cancelled Series A Preferred Stock received in the aggregate 41.2% (4,120,000) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9 3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the Chapter 11 Cases (the “Original Senior Subordinated Notes”) received in the aggregate 26.6% (2,660,001) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under the 2002 Stock Plan. Under the 2002 Stock Plan, 780,000 have been authorized for issuance to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company, and 220,000 shares have been authorized for issuance to seven other members of senior management.

•	The holders of Bank Claims in the Chapter 11 Cases received New Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Reorganization Date. “Bank Claims” consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. New Bank Debt consists of borrowings of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; or (b) 7.75% per annum.

•	Carmike issued $154,315,000 of its new 10 3/8% Senior Subordinated Notes due 2009 (the “New Senior Subordinated Notes”) in exchange for $154,315,000 aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

•	Leases covering 136 of Carmike’s underperforming theatres were rejected. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring of lease obligations.

•	General unsecured creditors will receive payments in the aggregate of approximately $53.8 million with an annual interest rate of 9.4% in resolution of their allowed claims in Carmike’s reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $36.1 million are disputed as of December 31, 2002. As such, the Company’s ultimate liability for these claims is uncertain and is subject to bankruptcy court resolution. The Company has paid,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 2—PROCEEDINGS UNDER CHAPTER 11 (continued)

adjusted by stipulation or changed estimates, as of December 31, 2002, approximately $17.7 million of these claims.

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

The final maturity date of the New Bank Debt under the Post-Confirmation Credit Agreement is January 31, 2007. The principal payments for the Post-Confirmation Credit Agreement are as follows (in thousands):

June 30, 2003	$12,500
December 31, 2003	12,500
June 30, 2004	15,000
December 31, 2004	15,000
June 30, 2005	20,000
December 31, 2005	20,000
June 30, 2006	20,000
January 31, 2007	94,729

$209,729

In addition, the Post-Confirmation Credit Agreement contains covenants that require the Company, among other things, to meet certain financial ratios and that prohibit the Company from taking certain actions and entering into certain transactions. There are also provisions in the Post-Confirmation Credit Agreement as to when the Company must prepay portions of the loans.

Also on the Reorganization Date, the Company closed on a revolving credit agreement (the “Revolving Credit Agreement”) totaling $50 million. The proceeds of advances under the Revolving Credit Agreement will be used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Reorganization Date, borrowed $20 million of the Revolving Credit Agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 2—PROCEEDINGS UNDER CHAPTER 11 (continued)

in partial repayment of its obligations owing to the banks under the Post-Confirmation Credit Agreement. As of December 31, 2002, the Company has repaid the borrowed $20 million and has no outstanding balance under the Revolving Credit Agreement.

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

In addition, on the Reorganization Date and pursuant to the Plan, the Company issued $154,315,000 of New Senior Subordinated Notes due 2009, in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note Claims in the Company’s Chapter 11 Cases relating to the Company’s Original Senior Subordinated Notes due 2009. The remaining $45,685,000 in aggregate principal amount of the Original Senior Subordinated Notes were exchanged under the Plan for shares of reorganized Carmike Common Stock, as previously described. The New Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the “Indenture”). The Company’s subsidiary guarantees the New Senior Subordinated Notes are junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company’s Senior Debt (as defined in the Indenture and includes the debt described above under the Post-Confirmation and Revolving Credit Agreements). Interest at 10 3/8% per annum from the issue date to maturity is payable on the New Senior Subordinated Notes each February 1 and August 1, beginning February 1, 2002. The New Senior Subordinated Notes are redeemable at the Company’s option under certain conditions after February 1, 2004. Further, the Indenture contains covenants that, among other things, restricts the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Confirmation and Revolving Credit Agreements as described above, asset sales, changes of control and transactions with affiliates. The reorganization value of the assets of the Company immediately before the Reorganization Date was greater than the total of all post-petition liabilities and allowed claims and the Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 2—PROCEEDINGS UNDER CHAPTER 11 (continued)

does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its results on the historical basis of accounting.

Reorganization costs for the periods ended December 31, 2002, 2001 and 2000, respectively, are as follows (in thousands):

	December 31,

	2002	2001	2000

Write-off of origination fees	$8,994	$—	$—
Professional fees	8,049	8,210	3,936
Asset impairments	—	16,419	4,884
Gains on sale of assets	(15)	(871)	(1,108)
Retention payments	—	902	—
Interest income	(92)	(2,240)	(1,138)
Theatre disposition expenses	592	—	—
Other	3,019	(2,872)	468

Total reorganization costs	$20,547	$19,548	$7,042

Cash used in reorganization activities for 2002 and 2001 are as follows (in thousands):

	December 31,

	2002	2001	2000

Professional fees	$(8,773)	$(7,927)	$—
Retention payments	(283)	(619)	—
Proceeds from sale of assets	15	8,197	—
Payment of pre-petition liabilities	(8,528)	(15,534)	39,497
Interest income	107	2,240	—
Other	(1,486)	(886)	—

	$(18,948)	$(14,529)	$39,497

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 3 — LIABILITIES SUBJECT TO COMPROMISE (continued)

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at December 31, 2002 and 2001 are as follows (in thousands):

	December 31,

	2002	2001

Long-term debt	$—	$444,806
Restructuring reserves	—	24,668
Disputed unsecured claims	36,075	35,783
Disputed priority claims	1,292	2,843

	$37,367	$508,100

NOTE 4—IMPAIRMENT OF LONG-LIVED ASSETS

Impairment charges for the years ended December 31, 2001 and 2000 are as follows (in thousands):

	December 31,

	2001	2000

Impairment of fixed assets	$93,615	$22,806
Impairment of equipment	34,103	1,347
Impairment of goodwill	20,908	1,981

Total impairments	148,626	26,134
Amounts classified as reorganization	(16,419)	(4,884)

Impairment charge	$132,207	$21,250

During the course of the Chapter 11 proceedings, the Company had the opportunity to reject leases on unprofitable leased theatres, to reassess the longer term value in keeping some of its owned theatres operating and to remove equipment taken from leased and owned theatres. During the fourth quarter of 2001 the Company had sufficient information to assess the impact of lease rejections, the closure of owned theatres, the future viability of our entertainment centers and the effect of surplus equipment. As a result of these reviews, in the fourth quarter of 2001, Carmike identified impairment of asset values for 287 theatres and 2,126 screens (the “2001 Impairment Charge”). The 2001 Impairment Charge was significant and included a provision for the total impairment of carrying value on 136 leased theatres that were rejected during the Chapter 11 Cases, the impairment of our two entertainment centers, the impairment of equipment removed from leased and owned theatres and the inclusion of equipment in the valuation analysis for the theatres remaining in the Company’s portfolio. This inclusion of equipment resulted in a change in estimate, which accounted for approximately $34.1 million of the 2001 Impairment Charge. The Company recognized an impairment charge of $132.2 million (approximately $11.65 per diluted share) plus $16.4 million charged to reorganization. These impairment charges reduced the carrying value of property and equipment by $127.7 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 4—IMPAIRMENT OF LONG-LIVED ASSETS (continued)

(cost of $214.2 million less accumulated depreciation and amortization of $86.5 million) and goodwill by approximately $20.9 million.

Subsequent to the Petition Date in 2000, the Company identified certain owned theatres and other leased theatres which had not yet been rejected but had indicators of impairments. These theatres were identified as impaired as a result of decreased cash flows due to new competition in their markets or management’s plans relative to future operations. The Company has recognized impairment charges of approximately $21.2 million (approximately $1.87 per diluted share) for 18 theatres with 130 screens (the “2000 Impairment Charge”). The 2000 Impairment Charge reduced the carrying value of property and equipment by $24.2 million (costs of $34.4 million less accumulated depreciation and amortization of $10.2 million) and goodwill by approximately $2.0 million.

The 2001 Impairment Charge was primarily attributed to the rejection of leases during the reorganization process, the decrease in value in our entertainment centers, surplus equipment and the decrease in the fair market values of owned property. The 2000 Impairment Charge was primarily caused by reductions in estimated theatre cash flow due to (i) the impact of new or increased competition on certain older, auditorium-style theatres, (ii) negative evaluation of the operating results produced from theatres previously converted to Discount Theatres or (iii) inability to improve a marginal theatre/entertainment center’s operating results to a level that would support the carrying value of the long-lived assets. There can be no assurance that Carmike will not take additional charges in the future related to the impairment of assets.

There was no impairment of long-lived assets during the year ended December 31, 2002

NOTE 5—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a partner in joint ventures that operate motion picture theatres. The Company’s equity in the income or (loss) of these ventures, prior to impairment charges, was approximately $950,000, $(699,000) and $(980,000) in 2002, 2001 and 2000, respectively. These amounts are included as “Concessions and other” in the accompanying consolidated statements of operations.

The Company was a partner in another joint venture that operated three entertainment center/movie theatre complexes, which closed by December 31, 2000. The Company reflected on the 2001 Statement of Operations a loss of $1.2 million from joint venture operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 6—OTHER ASSETS

The Company has approximately $7.9 million in surplus long-term real estate assets held for sale as of December 31, 2002. The carrying values of these assets are reviewed annually as to relative market conditions and are adjusted in accordance with SFAS No. 144. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value. Upon emergence from the Chapter 11 Cases, there was no continuing obligation for restricted cash.

NOTE 7—PROPERTY AND EQUIPMENT

The Company did not obtain any property or equipment under capital leases during 2002 or 2001. The following amounts related to capital lease assets are included in property and equipment (in thousands):

	December 31,

	2002	2001

Buildings and improvements	$43,147	$43,147
Less accumulated amortization	(10,242)	(8,685)

	$32,905	$34,462

NOTE 8—CAPITALIZED INTEREST

The Company capitalized interest in connection with its construction on long-lived assets. Interest incurred and interest capitalized are as follows (in thousands):

	Interest	Interest	Interest
Years ended December 31,	Incurred	Paid	Capitalized

2002	$102,773	$104,411	$292
2001	6,138	6,138	—
2000	29,254	26,112	1,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 9—ACCRUED EXPENSES

Accrued expenses include the following (in thousands):

	December 31,

	2002	2001

Deferred revenues	$12,007	$12,062
Deferred and other accrued rents	7,889	5,852
Property taxes	4,968	6,847
Accrued interest	9,969	—
Other accruals	10,987	7,574

	$45,820	$32,335

NOTE 10—DEBT

Debt consists of the following (in thousands):

	December 31,

	2002	2001

Revolving credit facility	$—	$184,392
Term Loan	209,729	68,448
Subordinated Notes	154,315	191,966
Industrial Revenue Bonds; payable in equal installments through May 2006, with interest rates ranging from 5 3/4% to 7%	1,080	1,417

	365,124	446,223
Less:
Amounts classified as liabilities subject to compromise	—	(444,806)
Current maturities	(26,080)	(1,417)

	$339,044	$-0-

See Note 2 — Proceedings Under Chapter 11 for further discussion of debt.

NOTE 11—INCOME TAXES

For the fiscal year ending December 31, 2002 and 2001, the Company had net deferred tax assets of approximately $79.9 million and $83.0 million, respectively, that were fully offset by a valuation allowance. Further, as a result of its Chapter 11 filing, default on Bank Facilities, and changes in future projections of operating results, the Company believes that doubt remains as to the ability to recognize future tax benefits related to its deferred tax assets. Thus, the Company continues to offset existing deferred tax assets with a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 11 — INCOME TAXES (continued)

In connection with the reorganization and Chapter 11 filing, the Company is currently evaluating whether it underwent an ownership change or changes within the meaning of Section 382 of the Internal Revenue Code. If so, the ability of the Company to use its net operating losses may be severely limited and subject to an annual limitation based on the product of the fair value of the Company immediately before the reorganization multiplied by the federal long-term tax exempt bond rate. Furthermore, the Company is currently evaluating available elections based on existing tax law that may impact the usability of future losses and possibly mitigate the consequences of the Section 382 limitation.

For tax purposes, any discharge of the liabilities pursuant to the Chapter 11 filing may result in income that is excluded from the Company’s taxable income. However, certain of the Company’s tax attributes, including net operating loss carryforwards, may be reduced by the amount of any cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company’s property must be reduced by the amount of the excluded cancellation of debt income.

Also, in the first quarter of 2002, the Company recorded a benefit for taxes refundable under the Job Creation and Worker Assistance Act of 2002 (the “Act”) of $14.7 million. The Act became effective on March 9, 2002 and among other things, extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Accordingly, the Company (which paid alternative minimum tax in 1997 and 1998) utilized this provision to obtain the refund.

The provision for income tax expense (benefit) is summarized as follows (in thousands):

	December 31,

	2002	2001	2000

Current:
Federal	$(14,706)	$—	$—
State	—	—	1,150
Deferred	—	—	24,398

	$(14,706)	$—	$25,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 11—INCOME TAXES (continued)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons (in thousands):

	December 31,

	2002	2001	2000

Pre-tax book (loss)	$(39,827)	$(125,387)	$(73,563)
Federal tax expense (benefit)	(13,541)	(42,631)	(16,325)
State tax expense (benefit)	(876)	(2,758)	759
Permanent items	2,972	3,666	—
Other	(9)	(469)	163
Increase/(decrease) in valuation allowance	(3,252)	42,192	40,951
Total tax expense (benefit)	$(14,706)	$—	$25,548

Significant components of the Company’s deferred tax (assets) liabilities and valuation reserves are as follows (in thousands):

	December 31,

	2002	2001

Alternative minimum tax credit carryforwards	$—	$(6,041)
Net operating loss carryforwards	(41,991)	(54,633)
Book basis of property, equipment and intangible assets over tax basis	(29,376)	(36,396)
Restructuring reserve	—	(8,606)
Deferred rent	(1,265)	(1,152)
Post-petition interest	—	23,877
Disputed claims	(3,616)	—
Other	(3,642)	—

	(79,890)	(82,951)
Valuation reserves	79,890	83,143
Other deferred tax credits	1,927	1,735

	$1,927	$1,927

It is anticipated that the Company will not pay any income taxes in 2002. Also, after the 2002 estimated taxable loss and taking into account the net operating loss carryback claim filed in the first quarter of 2002, the Company has federal and state net operating loss carryovers of approximately $116.0 million which begin to expire in the year 2020.

NOTE 12—SHAREHOLDERS’ EQUITY

At December 31, 2001, the Company’s authorized capital consisted of 22.5 million shares of Class A Common Stock, $.03 par value, 5 million shares of Class B Common Stock, $.03 par

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 12—SHAREHOLDERS’ EQUITY (continued)

value, and one million shares of the Preferred Stock, $1.00 par value. Each share of Class A Common Stock entitled the holder to one vote per share, whereas a share of Class B Common Stock entitled the holder to ten votes per share. Each share of Class B Common Stock was entitled to cash dividends, when declared, in an amount equal to 85% of the cash dividends payable on each share of Class A Common Stock. Class B Common Stock was convertible at any time by the holder into an equal number of shares of Class A Common Stock.

The Series A Preferred Stock paid quarterly cash dividends at an annual rate of 5.5% and was convertible at the option of the holder, into the Company’s Class A Common Stock at $25.00 per share (subject to anti-dilution adjustments). The Series A Preferred Stock was not subject to mandatory redemption or sinking fund provisions but did have involuntary liquidation rights for $55 million. Each share of the Series A Preferred Stock was convertible into four shares of the Class A Common Stock. During the course of the Chapter 11 Cases, the Company could not declare dividends for its Preferred Stock. Dividends of $7.0 million and $2.3 million on Preferred Stock were in arrears at December 31, 2001 and 2000. The terms of the Preferred Stock agreement provided that the dividend rate increased to 8.5% for arrearages.

Upon emergence from Chapter 11 on January 31, 2002, both Class A and Class B Common Stock, as well as the Series A Preferred Stock, were cancelled and shares of New Common Stock were issued. The New Common Stock, $0.03 par value, consists of 20 million authorized shares, of which approximately 9 million are outstanding as of December 31, 2002. Of the 20 million authorized shares, one million shares were reserved for issuance under the 2002 Stock Plan. Additionally, the Company has New Preferred Stock, $1.00 par value, with one million authorized shares, of which no shares were outstanding as of December 31, 2002.

The Company had shares of Class A Common Stock in 2001 and 2000 and has shares of New Common Stock in 2002 reserved for future issuance as follows (in thousands):

	December 31,

	2002	2001	2000

2002 Stock Plan	1,000	—	—
Directors Incentive Plan	75	813	813
Employee Plan	500		—
Conversion rights of Series A Preferred Stock	—	2,200	2,200
Conversion rights of Class B Common Stock	—	1,371	1,371

	1,575	4,384	4,384

See Note 2 — Proceedings Under Chapter 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 12—SHAREHOLDERS’ EQUITY (continued)

Stock Option Plans

Upon emergence from Chapter 11, the Board of Directors and Shareholders approved the 2002 Stock Plan for members of management. All previous stock plans were cancelled as part of the Plan. Under the 2002 Stock Plan one million shares were reserved for members of management. Of the one million reserved shares, 780,000 have been authorized for issuance to the CEO upon completion of the required vesting period. The remaining 220,000 have been authorized for issuance to members of senior management upon reaching certain performance criteria during 2002, 2003 and 2004, as well as meeting required vesting restrictions. All of the shares relating to the 2002 Stock Plan will be granted with no purchase price to the grantee. Reflected in net income for 2002, is $3.6 million of stock-based employee compensation cost.

On May 31, 2002, the Board of Directors adopted the Directors Incentive Plan, which was approved by the Shareholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee Directors of Carmike. There is a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 options each to two independent Directors on August 14, 2002. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 10,000 shares in the aggregate, represent the only stock options outstanding under the Directors Incentive Plan.

On July 19, 2002, the Board of Directors adopted the Employee Plan, which was approved by the Shareholders on August 14, 2002. The purpose of the Employee Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons to serve as employees and consultants of Carmike. There is a total of 500,000 shares reserved under the Employee Plan. There were no stock options outstanding under the Employee Plan at December 31, 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For SFAS No. 123 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 12—SHAREHOLDERS’ EQUITY (continued)

	2002	2001*	2000

Expected life (years)	9.0	N/A	5.0
Risk-free interest rate	4.19%	N/A	6.65%
Dividend yield	0.0%	N/A	0.0%
Expected volatility	0.40	N/A	1.302

*	No options were granted in 2001

The estimated fair value of the options granted during 2000 were $4.77 per share, and were amortized to expense over the options’ vesting period. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company’s pro forma net loss and pro forma basic loss per share would have increased to the following amounts (in thousands, except share data):

	2002	2001	2000

Net loss:
As reported	$(39,827)	$(125,387)	$(75,076)
Pro forma — for SFAS No. 123	(39,827)	(125,803)	(75,931)
Basic net loss per share
As reported	$(4.33)	$(11.05)	$(6.62)
Pro forma — for SFAS No. 123	(4.33)	(11.09)	(6.70)

Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):

	Exercise Price per Share

		$6.00-
	$5.44	$14.00	$18.00	$19.95	$27.125	Total

Stock options outstanding at January 1, 2000	—	72	73	—	335	480
Issued	403	—	—	—	—	403
Forfeitures	—	(66)	—	—	—	(66)
Exercised	—	—	—	—	—	—

Stock options outstanding at December 31, 2000	403	6	73	—	335	817
Issued	—	—	—	—	—	—
Forfeitures	—	—	(10)	—	(60)	(70)
Exercised	—	—	—	—	—	—

Stock options outstanding at December 31, 2001	403	6	63	—	275	747
Cancelled (January 31, 2002)	(403)	(6)	(63)	—	(275)	(747)
Issued	—	—	—	10	—	10

Stock options outstanding at December 31, 2002	—	—	—	10	—	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

The Company received approval from the bankruptcy court to reject leases relating to 136 theatre locations over the course of the proceeding. The Company has recorded a liability in Liabilities Subject to Compromise based on reasonable estimates of our exposure for these rejections.

Future minimum payments under capital leases and operating leases with terms over one year and which had not been rejected by the Company in the Chapter 11 Cases as of December 31, 2002, are as follows (in thousands):

	Operating Leases	Capital Leases

2003	$41,059	$7,764
2004	38,977	7,867
2005	37,114	7,885
2006	34,627	7,761
2007	32,948	7,821
Thereafter	212,600	97,804

Total minimum lease payments	$397,325	$136,902

Less amounts representing interest		(83,257)

Present value of future minimum lease payments		53,645
Less current maturities		(972)

Long-term obligations		$52,673

Rent expense was approximately $ 47.6 million, $51.7 million and $67.4 million for 2002, 2001 and 2000, respectively. In addition, the Company had approximately $6.0 million, $3.5 million and $3.1 million in contingent rental payments for 2002, 2001 and 2000, respectively.

The Company is committed to an operating lease for a corporate aircraft with the former Chairman of the Board of Directors and Founder, C.L. Patrick. The Company pays rent of approximately $191 thousand per year to Mr. Patrick until the lease’s expiration in June 2004.

Litigation

The Company is subject to various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 14—CONDENSED FINANCIAL DATA

The Company and its majority owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Subordinated Notes. The Company has one subsidiary and several unconsolidated affiliates that are not guarantors of the Subordinated Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because management has determined that they would not be material to investors.

Combined separate financial data for the guarantor subsidiaries is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Revenues	$406,693	$364,973	$371,826
Operating income (loss)(1)	47,699	(67,832)	(3,080)
Net loss	(3,361)	(108,328)	(48,044)
Assets:
Current assets	25,373	26,342	36,069
Other assets	9,397	3,709	3,642
Property and equipment	337,581	355,238	480,786
Goodwill	17,440	12,001	30,903

	$389,791	$397,290	$551,400

Liabilities and equity:
Current liabilities	$30,374	$21,590	$21,758
Intercompany notes and advances	280,017	278,516	320,073
Long-term liabilities	46,544	41,149	42,799
Liabilities Subject to Compromise	—	21,549	23,968
Equity	32,856	34,486	142,802

	$389,791	$397,290	$551,400

(1) Net of parent company management and license fees of approximately $23.8 million, $21.4 million and $21.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 14—CONDENSED FINANCIAL DATA (continued)

Cash flow financial data for the guarantor subsidiaries is as follows (in thousands):

		December 31,
	2002	2001	2000

Cash provided by operating activities	$7,858	$10,030	$10,692
Cash used in investing activities	(12,770)	(8,032)	(9,760)
Cash provided by (used in) financing activities	5,395	(4,069)	11,258

Change in cash	483	(2,071)	12,190
Beginning cash balance	13,219	15,290	3,100

Ending cash balance	$13,702	$13,219	$15,290

NOTE 15—FINANCIAL INSTRUMENTS

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments and recoverable construction allowances.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located in the southeastern United States and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standings of those financial institutions that are considered in the Company’s investment strategy.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates their fair value.

Recoverable construction allowances: The carrying amount reported in the balance sheets for recoverable construction allowances approximates their fair value. The potentially recoverable amounts are specified in the executed lease agreements with landlords.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximated their fair value. Accounts receivable are determined based on specified percentages within film distribution agreements for advertising. Accounts payable are based on costs incurred not paid in the current period.

Long-term debt: The carrying amount of the Company’s long-term debt borrowings approximates fair value. The carrying amount is determined by the contractual agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTE 16—QUARTERLY RESULTS (Unaudited)

      (In thousands, except for per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Totals

Year ended December 31, 2002
Total revenues	$116,453	$137,478	$123,473	$129,784	$507,188
Operating income	15,682	20,989	19,191	12,925	68,787
Net income (loss)	(55,950)	9,514	8,072	(1,463)	(39,827)
Income (loss) per common share:
Basic	$(5.70)	$1.06	$0.90	$(0.16)	$(4.33)
Diluted	$(5.70)	$1.04	$0.89	$(0.16)	$(4.33)

Year ended December 31, 2001
Total revenues	$99,704	$108,877	$130,439	$117,930	$456,950
Operating income (loss)	1,931	5,980	15,130	(122,742)	(99,701)
Net income (loss)	(1,246)	2,275	11,096	(137,512)	(125,387)
Income (loss) per common share:
Basic and diluted	$(0.11)	$0.20	$0.97	$(12.12)	$(11.05)

Net income (loss) per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income (loss) per common share amount for the year.

The fourth quarter of 2001 includes a charge for the impairment of long-lived assets as discussed in Note 4. The fourth quarter of 2001 includes a decrease in the estimated property taxes payable of $2.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding the directors of Carmike is incorporated by reference from the section entitled “Election of Directors” in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders of Carmike (hereinafter, the “2003 Proxy Statement”).

      Information regarding the executive officers of Carmike is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

      Information regarding executive compensation is incorporated by reference from the section entitled “Executive Compensation and Other Information” contained in the 2003 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Certain information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders” and “Security Ownership of Management” contained in the 2003 Proxy Statement.

      The following table presents information as of December 31, 2002 about Carmike’s Common Stock that may be issued upon the exercise of outstanding options, warrants and rights under Carmike’s 2002 Stock Plan, Employee Plan and Directors Incentive Plan.

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	Securities reflected in
Plan Category	warrants and rights	warrants and rights	Columbus (a))

Equity compensation plans approved by shareholders:
2002 Stock Plan	1,000,000	N/A (1)	—
Employee Plan	—	N/A	500,000

Directors Incentive Plan	10,000	$19.95	65,000
Total	1,010,000	$19.95	565,000
Equity compensation plans not approved by shareholders:
Total	None	None	None

Grand Total	1,010,000	$19.95	565,000

(1) Under the 2002 Stock Plan, 780,000 shares are available to Michael W. Patrick, our President, Chief Executive Officer and Chairman. Mr. Patrick’s employment agreement with us provides that we will issue and/or deliver to him 260,000 shares of Common Stock on each of the third, fourth, and fifth anniversary dates of January 31, 2002. In addition, we have approved restricted stock grants of 220,000 shares to our other executive officers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding certain relationships and related transactions is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” contained in the 2003 Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

      During the 90-day period prior to the filing date of this report, management, including Carmike’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Carmike’s disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Carmike files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in the Carmike’s internal controls or in other factors that could significantly affect internal controls subsequent to the date Carmike carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)(1) and (2)   Financial Statements and Financial Statement Schedules

      The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements And Supplementary Data.

      Financial Statements:

Report of Independent Auditors

Consolidated balance sheets — December 31, 2002 and 2001

Consolidated statements of operations — Years ended December 31, 2002, 2001 and 2000

Consolidated statements of cash flows — Years ended December 31, 2002, 2001 and 2000

Consolidated statements of shareholders’ equity — Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements — December 31, 2002

      This report also includes the following Financial Statement Schedule: Schedule II — Valuation and Qualifying Accounts

      All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

      (a)(3)   Listing of Exhibits

      Periodic reports, proxy statements and other information filed by Carmike with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Commission also maintains a Web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Carmike. Carmike’s SEC file number reference is Commission File No. 000-14993.

Exhibit
Number	Description

2.1	Debtors’ Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed on December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-laws of Carmike (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

4.1	Indenture dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.2	Stockholders’ Agreement, dated as of January 31, 2002 by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).

10.1	Term Loan Credit Agreement dated January 31, 2002 among Carmike Cinemas, Inc., BNY Asset Solutions LLC as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders. (filed as Exhibit 10.1 to Carmike's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.2	$50,000,000 Credit Agreement dated as of January 31, 2002 among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Corporation as Agent and Lender, GECC Capital Markets Group, Inc. as Lead Arranger, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.2 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.3	First Amendment to Credit Agreement, dated as of June 21, 2002, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties and the various banks and other financial institutions from time to

Exhibit
Number	Description

time parties to the agreement as Lenders (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.4	Stock Purchase Agreement dated as of June 27, 1997 by and between the shareholders of Morgan Creek Theatres, Inc.; shareholders of SB Holdings, Inc.; members of RDL Consulting Limited Liability Company; Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited Liability Company; First International Theatres; Carmike and Eastwynn Theatres, Inc. (filed as Exhibit 10.2 to Carmike’s Form 10-Q for the fiscal quarter ended June 30, 1997 (Commission File No. 1-11604), and incorporated herein by reference).

10.5*	Carmike Deferred Compensation Agreement and Trust Agreement dated as of January 1, 1990 (filed as Exhibit 10(u) to Carmike’s Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10.6*	Employment Agreement dated December 30, 1999 between C. L. Patrick and Carmike. (filed as Exhibit 10.8 to Carmike’s Form 10-K for the year ended December 31, 1999 (Commission File No. 1-11604 (the “1999 Form 10-K”) and incorporated herein by reference).

10.7	Aircraft Lease dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike (filed as Exhibit 10(h) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007), and incorporated herein by reference).

10.8	Equipment Lease Agreement dated December 17, 1982 by and between Michael W. Patrick and Carmike (Kingsport, Tennessee) (filed as Exhibit 10(i) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007), and incorporated herein by reference).

10.9	Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to Carmike’s Form 10-K for the year ended December 31, 1991 (Commission File No. 1-11604), and incorporated herein by reference).

10.10	Second Amended and Restated Master Lease dated September 1, 2001 between MoviePlex Realty Leasing, L.L.C. and Carmike (filed as Exhibit 10.17 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.11*	Letter of employment dated July 6, 1999, between Carmike and Martin A. Durant (filed as Exhibit 10.21 to Carmike’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.12*	Trust Agreement dated as of July 16, 1999, between Carmike, Michael W. Patrick, F. Lee Champion, III and Larry M. Adams (filed as Exhibit 10.23 to Carmike’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.13*	Carmike Cinemas, Inc. Employee Retention and Severance Plan (filed as Exhibit 10.22 to Carmike’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

Exhibit
Number	Description

10.14*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.15*	Employment Agreement, dated as of January 31, 2002, between Carmike and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.16*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Incentive Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-102765) filed January 28, 2003 and incorporated herein by reference).

10.17*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-102764) filed on January 28, 2003 and incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

99.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

      (b)  Reports on Form 8-K

      None.

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

CARMIKE CINEMAS, INC.

Date: March 25, 2003	By:	/s/ Michael W. Patrick

Michael W. Patrick
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/s/ Michael W. Patrick Michael W. Patrick	President, Chief Executive Officer and Chairman of the Board of Directors

/s/ Martin A. Durant Martin A. Durant	Senior Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Philip A. Smitley Philip A. Smitley	Assistant Vice President-Controller (Principal Accounting Officer)

/s/ Ian M. Cumming Ian M. Cumming	Director

/s/ Elizabeth Cogan Fascitelli Elizabeth Cogan Fascitelli	Director

/s/ Richard A. Friedman Richard A. Friedman	Director

/s/ Alan J. Hirschfield Alan J. Hirschfield	Director

/s/ John W. Jordan, II John W. Jordan, II	Director

/s/ Carl L. Patrick, Jr. Carl L. Patrick, Jr.	Director

/s/ Kenneth A. Pontarelli Kenneth A. Pontarelli	Director

/s/ Roland C. Smith Roland C. Smith	Director

/s/ David W. Zalaznick David W. Zalaznick	Director

Certifications

I, Michael W. Patrick, certify that:

1.	I have reviewed this annual report on Form 10-K of Carmike Cinemas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process,

summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Michael W. Patrick

Michael W. Patrick
President, Chief Executive Officer and
Chairman of the Board of Directors

Certifications

I, Martin A. Durant, certify that:

1.	I have reviewed this annual report on Form 10-K of Carmike Cinemas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

/s/ Martin A. Durant

Martin A. Durant
Senior Vice President — Finance,
Treasurer and Chief Financial Officer

Schedule II — Valuation and Qualifying Accounts
Carmike Cinemas, Inc. and Subsidiaries
December 31, 2002 (in thousands of dollars)

Col. A	Col. B	Col. C				Col. D		Col. E

		Additions

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other Accounts		Deductions -		End
Description	Period	Expenses		- Describe		Describe		of Period

Year Ended December 31, 2000:
Reserve for restructuring charge	$28,343	$(775	)(1)	$(24,683	)(3)	$(2,885	)(2)	$-0-
Valuation reserve for deferred income tax assets	$—	$40,951	(4)	$—		$—		$40,951
Year Ended December 31, 2001:
Valuation reserve for deferred income tax assets	$40,951	$42,192	(5)	$—		$—		$83,143
Year Ended December 31, 2002:
Valuation reserve (benefit) for deferred income tax assets	$83,143	$(3,253	)(6)	$—		$—		$79,890

(1)	Change in estimate of liabilities to be incurred. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Net payments made during period, including $500,000 payment for early lease termination in 1999. See Note 5 of Notes to Consolidated Financial Statements.

(3)	Amounts outstanding at the Petition Date have been classified to Liabilities Subject to Compromise. All theatres covered by the restructuring charge have been approved by the bankruptcy court for lease rejection.

(4)	Valuation reserve recorded in the year ended December 31, 2000. See Note 11 of Notes to Consolidated Financial Statements.

(5)	Valuation reserve recorded in the year ended December 31, 2001. See Note 11 of Notes to Consolidated Financial Statements.

(6)	Valuation reserve recorded in the year ended December 31, 2002. See Note 11 of Notes to Consolidated Financial Statements.