Form 10-Q
period 2003-03-31
CARMIKE CINEMAS INC
filed 2003-05-14
CIK 799088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes   ☐    No   ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☑    No   ☐

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, $.03 par value —
     9,088,512 shares outstanding as of May 9, 2003

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
Certifications
Certifications
Exhibit Index
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,787	$53,491
Accounts and notes receivable	1,214	1,574
Inventories	2,211	3,171
Recoverable construction allowances	8,742	8,742
Prepaid expenses	10,186	9,367

Total current assets	62,140	76,345
Other assets:
Investment in and advances to partnerships	6,393	6,542
Other	12,716	12,181

	19,109	18,723
Property and equipment:
Land	46,655	48,213
Buildings and improvements	156,339	158,352
Leasehold improvements	222,952	222,827
Leasehold interest	5,841	5,841
Equipment	181,985	182,308

	613,772	617,541
Accumulated depreciation and amortization	(184,385)	(179,236)

Net of property and equipment	429,387	438,305
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$533,990	$556,727

See accompanying notes

	March 31, 2000	December 31, 2002

	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,730	$31,946
Accrued expenses	38,793	45,820
Current maturities of long-term debt and capital lease obligations	37,796	27,051

Total current liabilities	91,319	104,817
Long-term liabilities:
Long-term debt, less $35,872 and $26,080 in current maturities as of March 31, 2003 and December 31, 2002, respectively	324,137	339,044
Capital lease obligations, less current maturities of $1,042 and $972 as of March 31, 2003 and December 31, 2002, respectively	52,348	52,673
Long-term trade payables, less current maturities	7,936	7,693
Deferred compensation	4,910	3,614
Deferred income taxes	1,927	1,927

	391,258	404,951
Liabilities subject to compromise	37,259	37,367
Shareholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of March 31, 2003 and December 31, 2002, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 8,991,262 shares as of March 31, 2003 and December 31, 2002, respectively	270	270
Paid-in capital	204,638	204,638
Retained deficit	(190,754)	(195,316)

	14,154	9,592

Total liabilities and shareholders’ equity	$533,990	$556,727

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Revenues
Admissions	$69,174	$78,659
Concessions and miscellaneous	34,040	37,653

	103,214	116,312
Costs and Expenses
Film exhibition costs	32,433	40,228
Concession costs	3,823	4,952
Other theatre operating costs	43,339	45,151
General and administrative expenses	3,346	2,413
Depreciation and amortization expenses	7,711	8,027

	90,652	100,771

Operating income	12,562	15,541
Interest expense (Contractual interest for the three months ended March 31, 2002 was $11,532)	10,340	71,527

Net income (loss) before gain on real estate sales, reorganization costs and income taxes	2,222	(55,986)
Gain on real estate sales	2,440	141

Net income (loss) before reorganization costs and income taxes	4,662	(55,845)
Reorganization costs	100	14,805

Net income (loss) before income taxes	4,562	(70,650)
Income tax (benefit)	—	(14,700)

Net income (loss) available for common stock	$4,562	$(55,950)

Weighted average shares outstanding:
Basic	9,089	9,817
Diluted	9,267	9,817

Net income (loss) per common share:
Basic	$0.50	$(5.70)
Diluted	$0.49	$(5.70)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities
Net income (loss)	$4,562	$(55,950)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,711	8,027
Recoverable income taxes	—	(14,700)
Reorganization items	(314)	15,386
Non-cash compensation	1,296	534
Loss (gain) on real estate sales	(2,440)	(141)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	1,320	985
Prepaid expenses	(1,490)	9,022
Accounts payable	(17,216)	(5,045)
Accrued expenses and other liabilities	(6,877)	(9,939)

Net cash used in operating activities	(13,448)	(51,821)
Investing Activities
Purchases of property and equipment	(1,254)	(56)
Proceeds from sales of property and equipment	5,036	689

Net cash provided by investing activities	3,782	633
Financing Activities
Debt:
Additional borrowings	—	21,705
Repayments	(4,038)	(45,213)
Recoverable construction allowances under capital leases	—	1,975

Net cash used in financing activities	(4,038)	(21,533)

Decrease in cash and cash equivalents	(13,704)	(72,721)
Cash and cash equivalents at beginning of period	53,491	94,187

Cash and cash equivalents at end of period	$39,787	$21,466

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three Months Ended March 31, 2003 and 2002

NOTE 1 — BASIS OF PRESENTATION

On August 8, 2000, Carmike Cinemas, Inc. (“Carmike”) and its subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively “the Company”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (1) pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statements of Operations.

On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002 (the “Reorganization Date”).

Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 — PROCEEDINGS UNDER CHAPTER 11

On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reorganization costs for the three month periods ended March 31, 2003 and 2002 are as follows (in thousands):

	March 31,

	2003	2002

Write-off of loan origination fees	$—	$8,034
Gain on interest rate swap	—	444
Gain on sale of assets	—	(15)
Interest income	—	(107)
Professional fees and other	100	6,449

	$100	$14,805

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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at March 31, 2003 and December 31, 2002 are as follows (in thousands):

	March 31, 2003	December 31, 2002

Disputed unsecured claims	$36,092	$36,075
Disputed priority claims	1,167	1,292

	$37,259	$37,367

NOTE 4 — INCOME TAXES

For the fiscal year ended December 31, 2002, the Company had net deferred tax assets of approximately $79.9 million that were fully offset by a valuation allowance. Further, as a result of its Chapter 11 filing, default on bank facilities, and changes in future projections of operating results, the Company believes that doubt remains as to the ability to recognize future tax benefits related to its deferred tax assets. Thus, the Company continues to offset existing deferred tax assets with a valuation allowance.

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

It is anticipated that the Company will not pay income taxes in 2003. Also, after the 2002 estimated taxable loss and taking into account the net operating loss carryback claim filed in the first quarter of 2002, the Company has federal and state net operating loss carryovers of approximately $116.0 million which begin to expire in the year 2020.

NOTE 5 — STOCK PLANS

Upon emergence from Chapter 11, the Board of Directors and Stockholders approved a new management incentive plan, (the “2002 Stock Plan”). Under the 2002 Stock Plan one million shares were reserved for members of management. Of the one million reserved shares, 780,000 have been authorized for issuance to the CEO upon completion of the required vesting period. The remaining 220,000 have been authorized for issuance to members of senior management upon reaching certain performance criteria during 2002, 2003 and 2004, as well as meeting required vesting restrictions. All of the shares relating to the 2002 Stock Plan will be granted with no purchase price to the grantee. As of December 31, 2002, 97,250 shares were granted subject to vesting requirements within the 2002 Stock Plan. Reflected in net income for the first quarter of 2003 and 2002, is $1.3 million and $0.5 million, respectively, of stock-based employee compensation cost.

On May 31, 2002, the Board of Directors adopted the Directors Incentive Plan, which was approved by the Stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee Directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent Directors on August 14, 2002. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 10,000 shares in the aggregate, represent the only stock options outstanding under the Directors Incentive Plan.

On July 19, 2002, the Board of Directors adopted the Employee and Consultant Long-Term Stock Incentive Plan, which was approved by the Shareholders on August 14, 2002. The purpose of the Employee and Consultant Long-Term Stock Incentive Plan is to provide incentives, competitive with those of similar companies, which will attract, retain and motivate qualified and experienced persons to serve as employees and consultants of the Company and to further align such employees’ and consultants’ interest with those of the Company’s stockholders through compensation that is based on the Company’s Common Stock thereby promoting the long-term financial interest of the Company and its subsidiaries. There are a total of 500,000 shares reserved under the Employee and Consultant Long-Term Stock Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.74 and 75,000 options vest on December 31, 2005 and 75,000 options vest on December 31, 2006, respectively.

NOTE 6 — CONDENSED FINANCIAL DATA

The Company and its majority owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 10 3/8% senior subordinated notes. The Company has one subsidiary and several unconsolidated affiliates that are not guarantors of the subordinated notes. Separate financial statements and other disclosures of each of the guarantors are not presented because management has determined that they would not be material to investors.

Combined separate financial data for the guarantor subsidiaries is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues	$83,973	$93,171
Operating income(1)	10,369	15,842
Net income	3,346	10,883

	March 31,	December 31,
	2003	2002

Assets:
Current assets	$11,611	$25,373
Other assets	11,547	9,397
Property and equipment	331,233	337,581
Goodwill	17,440	17,440

	$371,831	$389,791

Liabilities and equity:
Current liabilities	$17,203	$30,374
Intercompany notes and advances	277,498	280,017
Long-term liabilities	40,781	46,544
Equity	36,349	32,856

	$371,831	$389,791

(1)	Net of parent company management and license fees of approximately $4.9 million and $5.4 million for the quarters ended March 31, 2003 and 2002, respectively.

NOTE 7 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 8 — RECLASSIFICATIONS

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EMERGENCE FROM CHAPTER 11

     On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001. The plan of reorganization (the “Plan”) became effective on January 31, 2002 (the “Reorganization Date”). A description of the Plan is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 under the caption “Our Reorganization.”

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

     Revenues. Total revenues decreased 11.3% from $116.3 million for the quarter ended March 31, 2002 to $103.2 million for the quarter ended March 31, 2003. This reduction resulted from a drop in admissions revenue from $78.7 million for the quarter ended March 31, 2002 to $69.2 million for the quarter ended March 31, 2003, as well as a 9.8% drop in concessions and miscellaneous revenues from $37.7 million for the quarter ended March 31, 2002 to $34.0 million for the quarter ended March 31, 2003. The primary factor contributing to the reduction in revenues was an overall reduction in attendance.

     Our average admission price was $4.85 in both the first quarters of 2002 and 2003. The average concession sale per patron was $2.15 for the quarter ended March 31, 2002 compared to $2.14 for the quarter ended March 31, 2003. Attendance per average screen for the quarter ended March 31, 2002 was 7,030 compared to 6,310 for the quarter ended March 31, 2003.

     We operated 312 theatres with 2,275 screens at March 31, 2002 compared to 304 theatres with 2,251 screens at March 31, 2003.

     Film Exhibition Costs, Concession Costs and Other Theatre Operating Costs. Film exhibition costs decreased as a percentage of total admissions revenue from 51.1% for the quarter ended March 31, 2002 to 46.9% for the quarter ended March 31, 2003. Film rental rates are strongly influenced by the perceived popularity of a motion picture and negotiated on a case-by-case basis. Rate fluctuations, especially in off-peak periods, vary dramatically. Such factors caused the reduction in film exhibition costs for the first quarter of 2003.

     Concession costs decreased 24% from $5.0 million for the quarter ended March 31, 2002 to $3.8 million for the quarter ended March 31, 2003. This reduction was due to lower attendance during the first quarter of 2003.

     Other theatre costs decreased 4.2% from $45.2 million for the quarter ended March 31, 2002 to $43.3 million for the quarter ended March 31, 2003. This decrease was due to reduced salary costs attributable to lower attendance and a reduction in rent expense related to contingent rent agreements and normal lease attrition.

     General and administrative expenses. General and administrative expenses increased from $2.4 million for the quarter ended March 31, 2002 to $3.3 million for the quarter ended March 31, 2003. This increase was due primarily to non-cash deferred compensation expenses related to the 2002 Stock Plan. Expenses relating to the 2002 Stock Plan were $0.5 million for the quarter ended March 31, 2002 compared to $1.3 million for the quarter ended March 31, 2003.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased 3.8% from $8.0 million for the quarter ended March 31, 2002 to $7.7 million for the quarter ended March 31, 2003. This reduction is due to older assets reaching full maturity as well as the disposal of assets through sales transactions.

     Interest expense. Interest expense for the quarter ended March 31, 2002 decreased from $71.5 million to $10.3 million for the quarter ended March 31, 2003. The interest reported for 2002 includes $59.2 million of prior year’s interest not previously recorded due to accounting for interest under requirements of SOP 90-7.

     Gain on real estate sales. Gain on real estate sales increased from $141 thousand for the quarter ended March 31, 2002 to $2.4 million for the quarter ended March 31, 2003. This increase was due to the sale of surplus property held for sale. We routinely acquire excess land in conjunction with our theatre development. This excess land is normally sold at a gain as property values rise. Additionally, we will sell closed properties as the market dictates.

     Income tax expense. We recognized no income tax expense for the quarters ended March 31, 2002 or 2003, but did recognize a tax benefit of $14.7 million in 2002. The income tax benefit was the result of the Job Creation and Worker Assistance Act of 2002, which allowed for the additional carryback of net operating losses resulting in a cash refund of $14.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $28.5 million as of December 31, 2002 compared to $29.2 million at March 31, 2003. The decreased deficit recorded as of March 31, 2003 reflects the reduction in accounts payable and accrued expenses funded through operating cash flows, as well as an increase in prepaid assets. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our revolving credit agreement. At May 2, 2003, we had approximately $38.0 million in cash and cash equivalents on hand.

     Our purchases of property and equipment are limited by our credit agreements to $15.0 million in fiscal year 2003, with an additional amount up to $5.0 million depending on our purchases in the prior year. As of March 31, 2003, we purchased property and equipment at a cost of approximately $1.3 million. Our total budgeted purchases of property and equipment for 2003 is $15.0 million which will be funded by using operating cash flows, available cash from our revolving line of credit and landlord-funded new construction and theatre remodeling, when available.

     Net cash used in operating activities was $51.8 million for the three months ended March 31, 2002, compared to net cash used in operating activities of $13.4 million for the three months ended March 31, 2003. The increase in cash flow from operating activities was primarily due to improved profit from operations caused by reduced expenses relating to our reorganization. Net cash provided by investing activities was $633 thousand for the quarter ended March 31, 2002 compared to $3.8 million for the quarter ended March 31, 2003. This increase in net cash provided by investing activities was primarily due to sales of surplus assets. For the quarter ended March 31, 2002 net cash used in financing activities was $21.5 million compared to $4.0 million for the quarter ended March 31, 2003. The decrease in net cash used in financing activities was primarily due to decreased repayments on debt instruments.

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

     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreements will be adequate to meet our liquidity needs. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under any of our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of the senior debt, to issue a payment blockage to the more junior debt. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under Chapter 11 in August of 2000.

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

Information About Forward-Looking Statements

     This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our strategies, sources of liquidity, and the opening of new theatres during 2003.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002 under the caption “Risk Factors.”

     We believe these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks. We have defined variable components to our debt instruments and are subject to the market risk related to changes in interest rates. Interest payable under our new credit agreement is based on a spread over LIBOR or another index.

     Interest paid on our debt is largely subject to changes in interest rates in the market. The revolving credit agreement and the new bank debt are based on a structure that is priced over an index or LIBOR rate option. The new bank debt has a minimum floor of 7.75%. A change of 1.0% in interest rates would not raise the effective rate above the 7.75% floor, therefore, there is no measurable risk on the new bank debt due to limited interest rate changes.

     A substantial number of our theatre leases have increases contingent on Consumer Price Index (“CPI”) changes. A 1% change in CPI would not have a material effect to rent expense.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Listing of Exhibits

Exhibit
Number	Description

2.1	Debtors’ Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).
2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed on December 11, 2001 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Carmike (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).
3.2	Amended and Restated By-laws of Carmike (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).
4.1	Indenture, dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.2	Stockholders’ Agreement, dated as of January 31, 2002 by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).
99.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC. (Registrant)

Date: May 14, 2003	By:	/s/ Michael W. Patrick

Michael W. Patrick President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 14, 2003	By:	/s/ Martin A. Durant

Martin A. Durant Senior Vice President — Finance, Treasurer and Chief Financial Officer

Certifications

I, Michael W. Patrick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Carmike Cinemas, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

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

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ Martin A. Durant

Martin A. Durant Senior Vice President — Finance, Treasurer and Chief Financial Officer

Exhibit Index

2.1	Debtors’ Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).
2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed on December 11, 2001 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Carmike (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).
3.2	Amended and Restated By-laws of Carmike (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).
4.1	Indenture, dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.2	Stockholders’ Agreement, dated as of January 31, 2002 by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).
99.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.