Form 10-Q
period 2003-06-30
CARMIKE CINEMAS INC
filed 2003-08-13
CIK 799088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Common Stock, $.03 par value —

9,088,512 shares outstanding as of August 11, 2003

PART I

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30,	December 31,
	2003	2002

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,594	$53,491
Accounts and notes receivable	2,026	1,574
Inventories	2,384	3,171
Recoverable construction allowances	8,742	8,742
Prepaid expenses	9,399	9,367

Total current assets	57,145	76,345
Other assets:
Investment in and advances to partnerships	6,650	6,542
Other	12,914	12,181

	19,564	18,723
Property and equipment, net of accumulated depreciation	426,827	438,305
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$526,890	$556,727

See accompanying notes

	June 30,	December 31,
	2003	2002

Liabilities and Shareholders' Equity	(unaudited)
Current liabilities:
Accounts payable	$19,156	$31,946
Accrued expenses	44,112	45,820
Current maturities of long-term debt, capital lease obligations and long-term trade payables	31,963	27,051

Total current liabilities	95,231	104,817
Long-term liabilities:
Long-term debt, less $28,397 and $26,080 in current maturities as of June 30, 2003 and December 31, 2002, respectively	309,137	339,044
Capital lease obligations, less current maturities of $1,100 and $972 as of June 30, 2003 and December 31, 2002, respectively	52,037	52,673
Long-term trade payables, less current maturities	10,881	7,693
Deferred compensation	4,986	3,614
Deferred income taxes	1,927	1,927

	378,968	404,951
Liabilities subject to compromise	23,969	37,367
Shareholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of June 30, 2003 and December 31, 2002, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 9,088,512 and 8,991,262 shares as of June 30, 2003 and December 31, 2002, respectively	273	270
Paid-in capital	205,750	204,638
Retained deficit	(177,301)	(195,316)

	28,772	9,592

Total liabilities and shareholders’ equity	$526,890	$556,727

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Admissions	$87,050	$91,759	$156,224	$170,418
Concessions and miscellaneous	43,972	45,670	77,430	83,307

	131,022	137,429	233,654	253,725
Costs and Expenses
Film exhibition costs	49,580	52,553	82,013	92,781
Concession costs	5,186	5,839	9,008	10,791
Other theatre operating costs	46,448	46,863	89,207	92,014
General and administrative expenses	3,490	3,120	6,835	5,533
Depreciation and amortization expenses	7,712	8,114	15,423	16,141

	112,416	116,489	202,486	217,260

Operating income	18,606	20,940	31,168	36,465
Other Income and Expenses
Interest expense (Contractual interest for the six months ended June 30, 2002 was $22,777)	(9,123)	(11,245)	(19,463)	(82,772)
Gain on real estate sales	62	49	2,502	206

Net income (loss) before reorganization costs and income taxes	9,545	9,744	14,207	(46,101)
Reorganization costs	(3,908)	230	(3,808)	15,035

Net income (loss) before income taxes	13,453	9,514	18,015	(61,136)
Income tax (benefit)	—	—	—	(14,700)

Net income (loss) available for common stock	$13,453	$9,514	$18,015	$(46,436)

Weighted average shares outstanding:
Basic	8,991	8,991	8,991	9,402
Diluted	9,265	9,163	9,259	9,402

Net income (loss) per common share:
Basic	$1.50	$1.06	$2.00	$(4.94)
Diluted	$1.45	$1.04	$1.95	$(4.94)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities
Net income (loss)	$18,015	$(46,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,423	16,141
Recoverable income taxes	—	(14,700)
Reorganization items	(10,210)	5,888
Non-cash compensation	2,487	1,534
Gain on real estate sales	(2,502)	(75)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	227	766
Prepaid expenses	(1,215)	10,860
Accounts payable	(12,790)	6,001
Accrued expenses and other liabilities	(1,708)	885

Net cash provided by (used in) operating activities	7,727	(19,136)
Investing Activities
Purchases of property and equipment	(6,129)	(1,717)
Proceeds from sales of property and equipment	5,136	643

Net cash used in investing activities	(993)	(1,074)
Financing Activities
Debt:
Additional borrowings	—	21,705
Repayments	(25,631)	(52,212)
Recoverable construction allowances under capital leases	—	1,975

Net cash used in financing activities	(25,631)	(28,532)

Decrease in cash and cash equivalents	(18,897)	(48,742)
Cash and cash equivalents at beginning of period	53,491	94,187

Cash and cash equivalents at end of period	$34,594	$45,445

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Six Months Ended June 30, 2003 and 2002

NOTE 1 — BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

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

Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company has identified several critical accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

	2003	2002

Expected life (years)	9.0	9.0
Risk-free interest rate	4.34%	4.19%
Dividend yield	0.0%	0.0%
Expected volatility	0.40	0.40

The estimated fair value of the options granted during 2003 is $12.12 per share income. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$13,453	$9,514	$18,015	$(46,436)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,818)	—	(1,818)	—

Pro forma — for SFAS No. 123	11,635	9,514	16,197	(46,436)

Basic net earnings (loss) per share:
As reported	$1.50	$1.06	$2.00	$(4.94)
Pro forma — for SFAS No. 123	1.29	1.06	1.80	(4.94)
Diluted net earnings (loss) per share:
As reported	$1.45	$1.04	$1.95	$(4.94)
Pro forma — for SFAS No. 123	1.26	1.04	1.75	(4.94)

NOTE 2 — PROCEEDINGS UNDER CHAPTER 11

On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reorganization costs for the six month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	June 30,

	2003	2002

Write-off of loan origination fees	$—	$8,034
Gain on interest rate swap	—	444
Gain on sale of assets	—	(15)
Interest income	—	(107)
Change in estimate for general unsecured claims	(4,611)	—
Professional fees and other	803	6,679

	$(3,808)	$15,035

NOTE 3 — LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as Liabilities Subject to Compromise under the Chapter 11 Cases are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims filed with the bankruptcy court, and may be subject to future adjustments depending on bankruptcy court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. During the three months ended June 30, 2003, certain claims were resolved for less than the related amounts, resulting in a change in estimate of liability of $4.6 million.

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at June 30, 2003 and December 31, 2002 are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Disputed unsecured claims	$22,802	$36,075
Disputed priority claims	1,167	1,292

	$23,969	$37,367

The change in outstanding liability results from a change in estimate of $4.6 million, cash payments of $4.2 million and a reclass from liabilities subject to compromise to long-term trade payables of $4.6 million.

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

NOTE 5 — STOCK PLANS

Upon emergence from Chapter 11, the Company’s Board of Directors approved a new management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan. The Board of Directors has approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares will be delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for Cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of senior management. These shares are to be earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieves specific performance goals set for the executive to be achieved during each of these years. In some instances the executive may earn partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company. Of the 220,000 shares granted to members of senior management, 86,250 shares were earned on December 31, 2002 and 14,250 shares were forfeited. However, the Compensation Committee approved two additional grants of 5,500 shares to two members of senior management on March 7, 2003, which shares are deemed to be earned and subject only to vesting requirements. Therefore, of the original 220,000 shares granted to members of senior management, 97,250 shares are deemed to have been earned, subject only to vesting requirements, 3,250 shares have been forfeited and 119,500 shares may be earned over the next two years.

On May 31, 2002, the Board of Directors adopted the Directors Incentive Plan, which was approved by the Stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee Directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent Directors on August 14, 2002. Additionally, the Board of Directors approved a grant of 5,000 shares in May 2003 for a new director. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 15,000 shares in the aggregate, represent the only stock options outstanding under the Directors Incentive Plan.

On July 19, 2002, the Board of Directors adopted the Employee and Consultant Long-Term Stock Incentive Plan, which was approved by the Shareholders on August 14, 2002. The purpose of the Employee and Consultant Long-Term Stock Incentive Plan is to provide incentives, competitive with those of similar companies, which will attract, retain and motivate qualified and experienced persons to serve as employees and consultants of the Company and to further align such employees’ and consultants’ interest with those of the Company’s stockholders. There are a total of 500,000 shares reserved under the Employee and Consultant Long-Term Stock Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.74 per share and 75,000 options vest on December 31, 2005 and 75,000 options vest on December 31, 2006, respectively.

NOTE 6 — EARNINGS PER SHARE

Earnings per share calculation contain dilutive adjustments for shares under the various stock plans discussed in Note 5. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Outstanding shares	9,089	8,991	9,089	9,402
Less restrictive stock issued	(98)	—	(98)	—

Basic shares outstanding	8,991	8,991	8,991	9,402
Dilutive shares:
Restrictive stock	45	—	45	—
Stock grants	228	172	222	—
Stock options	1	—	1	—

	9,265	9,163	9,259	9,402

Earnings per share:
Basic	$1.50	$1.06	$2.00	$(4.94)
Diluted	$1.45	$1.04	$1.95	$(4.94)

NOTE 7 — CONDENSED FINANCIAL DATA

Two of the Company’s majority owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 10 3/8% senior subordinated notes. The Company has one subsidiary and several unconsolidated affiliates that are not guarantors of the subordinated notes. Separate financial statements and other disclosures of each of the guarantors are not presented because management has determined that they would not be material to investors.

Combined separate financial data for the guarantor subsidiaries is as follows (in thousands):

	Six Months Ended
	June 30,

	2003	2002

Revenues	$188,051	$205,073
Operating income (1)	21,461	25,572
Net income	8,967	13,869

	June 30,	December 31,
	2003	2002

Assets:
Current assets	$14,690	$25,373
Other assets	11,759	9,397
Property and equipment	330,100	337,581
Goodwill	17,440	17,440

	$373,989	$389,791

Liabilities and equity:
Current liabilities	$23,973	$30,374
Intercompany notes and advances	268,276	280,017
Long-term liabilities	39,770	46,544
Equity	41,970	32,856

	$373,989	$389,791

(1)	Net of parent company management and license fees of approximately $11.7 million and $12.0 million for the six months ended June 30, 2003 and 2002, respectively.

NOTE 8 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition, and does not expect adoption to have a material effect.

NOTE 9 — RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

     Comparison of Three and Six Months Ended June 30, 2003 and June 30, 2002

     Revenues. Total revenues for the three months ended June 30, 2003 decreased 4.7% to $131.0 million from $137.4 million for the three months ended June 30, 2002. The decrease in revenue is primarily attributable to lower attendance offset by a higher average admission price. Our average admission price was $4.92 for the three months ended June 30, 2003 compared to $4.80 for the three months ended June 30, 2002. The average concession sale per patron was flat at $2.22 for the three months ended June 30, 2003 and 2002. Attendance per average screen was 7,855 for the three months ended June 30, 2003 compared to 8,431 for the quarter ended June 30, 2002.

     Total revenues for the six months ended June 30, 2003 decreased 7.9% to $233.7 million from $253.7 million for the six months ended June 30, 2002. The decrease in revenue is primarily attributable to lower attendance offset by a higher average admission price. Our average admission price was $4.89 for the six months ended June 30, 2003 compared to $4.83 for the six months ended June 30, 2002. The average concession sale per patron was $2.19 for the six months ended June 30, 2003 compared to $2.18 for the six months ended June 30, 2002. Attendance per average screen was 14,163 for the six months ended June 30, 2003 compared to 15,452 for the six months ended June 30, 2002.

     We operated 302 theatres and 2,253 screens at June 30, 2003 compared to 309 theatres with 2,264 screens at June 30, 2002.

     Film exhibition costs, concession costs and other theatre operating costs. Film exhibition costs for the three months ended June 30, 2003 decreased 5.7% to $49.6 million from $52.6 million for the three months ended June 30, 2002 due to decreased sales volume associated with decreased attendance. Concessions costs for the three months ended June 30, 2003 decreased 10.3% to $5.2 million from $5.8 million for the three months ended June 30, 2002. Other theatre operating costs for the three months ended June 30, 2003 decreased 1.1% to $46.4 million from $46.9 million for the three months ended June 30, 2002.

     Film exhibition costs for the six months ended June 30, 2003 decreased 11.6% to $82.0 million from $92.8 million for the six months ended June 30, 2002 due to decreased sales volume associated with decreased attendance. Concession costs for the six months ended June 30, 2003 decreased 16.7% to $9.0 million from $10.8 million for the six months ended June 30,

2002. Other theatre costs for the six months ended June 30, 2003 decreased 3.0% to $89.2 million from $92.0 million for the six months ended June 30, 2002.

     General and administrative expenses. General and administrative expenses were for the three months ended June 30, 2003 increased 12.9% to $3.5 million from $3.1 million for the three months ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2003 increased 23.6% to $6.8 million from $5.5 million for the six months ended June 30, 2002. The increases are due to non-cash deferred compensation expenses related to the 2002 Stock Plan. Expenses relating to the 2002 Stock Plan for the three and six months ended June 30, 2003 were $1.2 million and $2.5 million, respectively, and $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2002.

     Depreciation and amortization expenses. Depreciation and amortization for the three months ended June 30, 2003 decreased 4.9% to $7.7 million from $8.1 million for the three months ended June 30, 2002. Depreciation and amortization for the six months ended June 30, 2003 decreased 4.3% to $15.4 million from $16.1 million for the six months ended June 30, 2002. These reductions reflect the effect of fully depreciated assets.

     Interest expense. Interest expense for the three months ended June 30, 2003 decreased 18.8% to $9.1 million from $11.2 million for the three months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 decreased 76.4% to $19.5 million from $82.8 million for the six months ended June 30, 2002. The interest reported for three and six months ended June 30, 2002 includes $0.0 and $60.0 million of prior year’s interest not previously recorded due to accounting for interest under requirements of SOP 90-7. Additionally, the lower interest is due to amortization under the credit agreement.

     Gain on real estate sales. Gain on real estate sales for the three months ended June 30, 2003 increased 26.5% to $62 thousand from $49 thousand for the three months ended June 30, 2002. Gain on real estate sales for the six months ended June 30, 2003 increased 1114% to $2.5 million from $206 thousand for the six months ended June 30, 2002. This increase was due to the sale of surplus property held for sale.

     Income tax expense. We recognized no income tax expense for the three and six months ended June 30, 2003, but did recognize a tax benefit of $14.7 million in 2002. The income tax benefit was the result of the Job Creation and Worker Assistance Act of 2002, which allowed for the additional carryback of net operating losses resulting in a cash refund of $14.7 million. The cash refund is currently under review by the Joint Committee; however we do not anticipate any change.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receives our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $38.1 million as of June 30, 2003 compared to $28.5 million at December 31, 2002. The increased deficit recorded as of June 30, 2003 reflects the reduction in long-term debt funded through operating cash flows. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our revolving credit agreement. At June 30, 2003, we had available borrowing capacity of approximately $50 million under our credit agreement. As of August 7, 2003, we had approximately $40 million in cash and cash equivalents on hand.

     Our purchases of property and equipment are limited by our credit agreements to $15.0 million in fiscal year 2003, with an additional amount up to $5.0 million depending on our purchases in the prior year. During the six months ended June 30, 2003, we purchased property and equipment at a cost of approximately $6.1 million. Our total budgeted purchases of property and equipment for 2003 is $17.3 million which we anticipate will be funded by using operating cash flows, available cash from our revolving line of credit and landlord-funded new construction and theatre remodeling, when available.

     Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2003 compared to net cash used in operating activities of $19.1 million for the six months ended June 30, 2002. This change is due to increased profit from operations related primarily to lower interest expenses, offset by changes in accounts payable, payments to general unsecured creditors and other reorganization items. Net cash used in investing activities was $993 thousand for the six months ended June 30, 2003 compared to cash used in investing activities of $1.1 million for the six months ended June 30, 2002. For the six months ended June 30, 2003 cash used in financing activities was $25.6 million compared to cash used in financing activities of $28.5 million for the six months ended June 30, 2002.

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

     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreements will be adequate to meet our liquidity needs. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under any of our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of our senior debt, to issue a payment blockage to the more junior debt. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under Chapter 11 in August of 2000.

     We cannot make assurances that our business will continue to generate significant cash flow to fund our liquidity needs. We are dependent to a large degree on the public’s acceptance of the films released by the studios. We are also subject to a high degree of competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all.

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

     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest payable under our credit agreement is based on a spread over LIBOR or another index.

     Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit agreement and our term loan agreement are based on a structure that is priced over an index or LIBOR rate option. Our term loan agreement has a minimum floor of 7.75%. A change of 1.0% in interest rates would not raise the effective rate above the 7.75% floor, therefore, there is no measurable risk on the term loan agreement due to limited interest rate changes.

     A substantial number of our theatre leases have increases contingent on Consumer Price Index (“CPI”) changes. A 1% change in CPI would not have a material effect to rent expense.

ITEM 4.	CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act are accumulated and communicated to the our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     Our annual meeting of stockholders was held on May 9, 2003. At the meeting, the stockholders voted on the election of ten directors. The results of the voting were as follows:

Director	For	Vote Withheld

Michael W. Patrick	6,831,023 votes	113,116 votes
Ian M. Cumming	6,937,817 votes	6,322 votes
Elizabeth C. Fascitelli	6,861,877 votes	82,262 votes
Richard A. Friedman	6,874,630 votes	69,509 votes
Alan J. Hirschfield	6,927,617 votes	16,522 votes
John W. Jordan, II	6,939,519 votes	4,642 votes
Carl L. Patrick, Jr.	6,829,259 votes	114,880 votes
Kenneth A. Pontarelli	6,826,591 votes	81,548 votes
Roland C. Smith	6,942,373 votes	1,766 votes
David W. Zalaznick	6,942,275 votes	1,864 votes

ITEM 5.	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Listing of Exhibits

Exhibit
Number	Description

2.1	Debtors’ Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s

Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed on December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amendment No.1 to Amended and Restated Bylaws of Carmike.

4.1	Indenture, dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.2	Stockholders’ Agreement, dated as of January 31, 2002 by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).

10.1	Form of Separation Agreement and schedule of officers who have entered into such agreement.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the fiscal quarter ended June 30, 2003, we filed a Current Report on Form 8-K dated April 7, 2003 reporting information under Items 4 and 7.

During the fiscal quarter ended June 30, 2003, we filed a Current Report on Form 8-K dated June 3, 2003 reporting information under Items 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC. (Registrant)

Date: August 13, 2003	By: /s/ Michael W. Patrick

Michael W. Patrick President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 13, 2003	By: /s/ Martin A. Durant

Martin A. Durant Senior Vice President — Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

2.1	Debtors’ Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed on December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amendment No.1 to the Amended and Restated Bylaws of Carmike.

4.1	Indenture, dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.2	Stockholders’ Agreement, dated as of January 31, 2002 by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., dated February 8, 2002 and incorporated herein by reference).

10.1	Form of Separation Agreement and schedule of officers who have entered into such agreement.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.