Form 10-Q
period 2003-09-30
CARMIKE CINEMAS INC
filed 2003-11-14
CIK 799088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Common Stock, $.03 par value — 9,088,512 shares outstanding as of November 7, 2003

PART I

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	September 30,	December 31,
	2003	2002

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,475	$53,491
Accounts and notes receivable	3,053	1,574
Inventories	1,942	3,171
Recoverable construction allowances	4,300	8,742
Prepaid expenses	9,475	9,367

Total current assets	51,245	76,345
Other assets:
Investment in and advances to partnerships	6,567	6,542
Other	21,493	12,181

	28,060	18,723
Property and equipment, net of accumulated depreciation	423,281	438,305
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$525,940	$556,727

See accompanying notes

	September 30, 2003	December 31, 2002

Liabilities and Shareholders' Equity	(unaudited)
Current liabilities:
Accounts payable	$15,650	$31,946
Accrued expenses	38,206	45,820
Current maturities of long-term debt, capital lease obligations and long-term trade payables	33,903	27,051

Total current liabilities	87,759	104,817
Long-term liabilities:
Long-term debt, less $28,302 and $26,080 in current maturities as of September 30, 2003 and December 31, 2002, respectively	309,137	339,044
Capital lease obligations, less current maturities of $1,157 and $972 as of September 30, 2003 and December 31, 2002, respectively	51,726	52,673
Long-term trade payables, less current maturities	8,723	7,693
Deferred income taxes	1,927	1,927

	371,513	401,337

Liabilities subject to compromise	22,489	37,367
Shareholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of September 30, 2003 and December 31, 2002, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 9,088,512 and 8,991,262 shares as of September 30, 2003 and December 31, 2002, respectively	273	270
Paid-in capital	212,181	208,252
Retained deficit	(168,275)	(195,316)

	44,179	13,206

Total liabilities and shareholders’ equity	$525,940	$556,727

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Admissions	$86,539	$82,844	$242,763	$253,262
Concessions and miscellaneous	41,688	40,495	119,118	123,802

	128,227	123,339	361,881	377,064
Costs and Expenses
Film exhibition costs	46,652	44,748	128,665	137,529
Concession costs	4,605	3,898	13,613	14,689
Other theatre operating costs	46,809	43,351	136,016	135,365
General and administrative expenses	3,862	4,052	10,697	9,585
Depreciation and amortization expenses	7,711	8,233	23,134	24,374
Gain on real estate sales	(1)	(134)	(2,503)	(340)

	109,638	104,148	309,622	321,202

Operating income	18,589	19,191	52,259	55,862
Other Income and Expenses
Interest expense (Contractual interest for the three months and nine months ended September 30, 2003 and 2002 was $9,804 and $12,815 and $30,616 and $38,429, respectively)	9,678	11,097	29,141	93,869

Income (loss) before reorganization costs and income taxes	8,911	8,094	23,118	(38,007)
Reorganization costs	(115)	22	(3,923)	15,057

Income (loss) before income taxes	9,026	8,072	27,041	(53,064)
Income tax (benefit)	—	—	—	(14,700)

Net income (loss) available for common stock	$9,026	$8,072	$27,041	$(38,364)

Weighted average shares outstanding:
Basic	8,991	8,991	8,991	9,342
Diluted	9,397	9,080	9,331	9,342

Net income (loss) per common share:
Basic	$1.00	$0.90	$3.01	$(4.11)
Diluted	$0.96	$0.89	$2.90	$(4.11)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities
Net income (loss)	$27,041	$(38,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,134	24,374
Reorganization items	(10,210)	5,888
Non-cash compensation	3,932	2,524
Gain on real estate sales	(2,503)	(340)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(275)	536
Prepaid expenses	(1,532)	11,788
Accounts payable	(16,296)	(6,369)
Accrued expenses and other liabilities	(10,980)	(7,482)

Net cash provided by (used in) operating activities	12,311	(7,055)
Investing Activities
Purchases of property and equipment	(10,161)	(3,660)
Proceeds from sales of property and equipment	5,136	3,104

Net cash used in investing activities	(5,025)	(556)
Financing Activities
Debt:
Additional borrowings	—	21,705
Repayments	(24,002)	(54,906)
Recoverable construction allowances under capital leases	(4,300)	1,975

Net cash used in financing activities	(28,302)	(31,226)

Decrease in cash and cash equivalents	(21,016)	(38,837)
Cash and cash equivalents at beginning of period	53,491	94,187

Cash and cash equivalents at end of period	$32,475	$55,350

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Nine Months Ended September 30, 2003 and 2002

NOTE 1 — BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

On August 8, 2000, Carmike Cinemas, Inc. (“Carmike”) and its subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively “the Company”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires, among other things, (1) pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statements of Operations.

On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Company’s Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002 (the “Reorganization Date”).

Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The estimated fair value of the options granted during 2003 is $12.12 per share. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$9,026	$8,072	$27,041	$(38,364)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(139)	—	(279)	—

Pro forma – for SFAS No. 123	8,887	8,072	26,762	(38,364)

Basic net earnings (loss) per share:
As reported	$1.00	$0.90	$3.01	$(4.11)
Pro forma – for SFAS No. 123	0.99	0.90	2.98	(4.11)

Diluted net earnings (loss) per share:
As reported	$0.96	$0.89	$2.90	$(4.11)
Pro forma – for SFAS No. 123	0.95	0.89	2.87	(4.11)

NOTE 2 — PROCEEDINGS UNDER CHAPTER 11

On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reorganization costs for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Write-off of loan origination fees	$—	$—	$—	$8,034
Gain on interest rate swap	—	—	—	444
Loss on sale of assets	—	30	—	15
Interest income	—	—	—	(107)
Change in estimate for general unsecured claims	(280)	—	(4,907)	—
Professional fees and other expenses	165	(8)	984	6,671

	$(115)	$22	$(3,923)	$15,057

NOTE 3 — LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as Liabilities Subject to Compromise under the Chapter 11 Cases are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims filed with the bankruptcy court, and may be subject to future adjustments depending on bankruptcy court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. During the three months ended September 30, 2003, certain claims were resolved for less than the related amounts, resulting in a $0.3 million change in the Company’s estimate of liability.

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at September 30, 2003 and December 31, 2002 are as follows (in thousands):

	September 30, 2003	December 31, 2002

Disputed unsecured claims	$21,322	$36,075
Disputed priority claims	1,167	1,292

	$22,489	$37,367

The change in outstanding liability resulted from a change in estimate of $4.9 million, cash payments of $5.6 million and a reclassification from liabilities subject to compromise to long-term trade payables of $4.4 million.

NOTE 4 — INCOME TAXES

For the fiscal year ended December 31, 2002, the Company had net deferred tax assets of approximately $79.9 million that were fully offset by a valuation allowance. Further, as a result of its Chapter 11 filing, default on bank facilities, and future projections of operating results, the Company believes that doubt remains as to the ability to recognize future tax benefits related to its deferred tax assets. Thus, the Company continues to offset existing deferred tax assets with a valuation allowance.

For tax purposes, any discharge of the liabilities pursuant to the Chapter 11 filing may result in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards, may be reduced by the amount of any cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property must be reduced by the amount of the excluded cancellation of debt income.

As of December 31, 2002, the Company had approximately $116.0 million of federal and state operating loss carryovers with which to offset future taxable income. Net operating losses may be carried back and then forward for specified periods. If they are not used to offset taxable income by the end of the carryforward period, they expire. Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation may generally be restricted in utilizing its net operating losses to offset prospective taxable income if it experiences an “ownership change”, as defined in section 382(g). The determination as to whether a corporation has experienced an ownership change on a given date is a complex analysis of the beneficial stock ownership of the corporation over a time period of not more than three years. An ownership change under section 382(g) occurs when on a testing date, the beneficial ownership of the corporation by one or more “5-percent shareholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent shareholders during the testing period preceding such date. It should be noted that the rules for determining whether an ownership change under section 382 has occurred are different from those applied to evaluate whether a “change in ownership” as defined by Statement of Position 90-7 has occurred.

In the event of an ownership change, certain tax attributes of the corporation, including net operating losses, that pre-date the ownership change are generally subject to limitation in offsetting taxable income arising after the ownership change. The resulting limitation, which indicates how much of the limited tax attributes may be used in each subsequent tax year, is based on the stock value of the corporation immediately before the ownership change, subject to certain adjustments, and multiplied by a published applicable federal long-term-tax exempt rate. Because of this annual limitation, it is possible that losses will expire unused, regardless of whether the corporation has sufficient taxable income to absorb such losses. There are certain exceptions to the general rules under section 382 for corporations that are debtors in a title 11 case and that experience an ownership change pursuant to a court-approved plan.

NOTE 5 — STOCK PLANS

Upon emergence from Chapter 11, the Company’s Board of Directors approved a new management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan. The Board of Directors has approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares will be delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for Cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In

May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of senior management. These shares are to be earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieves specific performance goals set for the executive to be achieved during each of these years. In some instances the executive may earn partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company. Of the 220,000 shares granted to members of senior management, 86,250 shares were earned on December 31, 2002 and 14,250 shares were forfeited. However, the Compensation Committee approved two additional grants of 5,500 shares to two members of senior management on March 7, 2003, which shares are deemed to be earned and subject only to vesting requirements. Therefore, of the original 220,000 shares granted to members of senior management, 97,250 shares are deemed to have been earned, subject only to vesting requirements, 3,250 shares have been forfeited and 119,500 shares may be earned over the next two years. During 2003, the Company changed its classification of the offsetting credit to non-cash compensation expense under the plan from long-term liabilities to shareholder’s equity. The Company has included in paid-in capital $5.8 million and $3.6 million at September 30, 2003 and December 31, 2002, respectively, related to the 2002 Stock Plan.

On May 31, 2002, the Board of Directors adopted the Directors Incentive Plan, which was approved by the Stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee Directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent Directors on August 14, 2002. Additionally, the Board of Directors approved a stock option grant of 5,000 shares in May 2003 for a new director. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 15,000 shares in the aggregate, represent the only stock options outstanding under the Directors Incentive Plan.

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

NOTE 6 — EARNINGS PER SHARE

Earnings per share calculations contain dilutive adjustments for shares issued under the various stock plans discussed in Note 5. The following table reflects the effects of those plans on earnings per share (in thousands, except for per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Outstanding shares	9,089	8,991	9,089	9,342
Less restrictive stock issued	(98)	—	(98)	—

Basic shares outstanding	8,991	8,991	8,991	9,342
Dilutive shares:
Restricted stock	54	—	49	—
Stock grants	340	89	290	—
Stock options	12	—	1	—
	9,397	9,080	9,331	9,342

Earnings per share:
Basic	$1.00	$0.90	$3.01	$(4.11)
Diluted	$0.96	$0.89	$2.90	$(4.11)

NOTE 7 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is currently effective for all new variable interest entities created or acquired after February 1, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition, and does not expect adoption to have a material effect.

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

RESULTS OF OPERATIONS

     Comparison of Three and Nine Months Ended September 30, 2002 and 2003

     Revenues. Total revenues increased 4.0% from $123.3 million for the three months ended September 30, 2002 to $128.2 million for the three months ended September 30, 2003. The increase in revenue is primarily attributable to higher average admission and concession prices. Total admission revenues increased 4.5% from $82.8 million for the three months ended September 30, 2002 to $86.5 million for the three months ended September 30, 2003. Total concessions and miscellaneous revenues increased 3.0% from $40.5 million for the three months ended September 30, 2002 to $41.7 million for the three months ended September 30, 2003. Our average admission price was $4.73 for the three months ended September 30, 2002 compared to $4.92 for the three months ended September 30, 2003. The increase is due to selective price increases and changes in the mix of matinee/evening ticket sales. The average concession sale per patron was $2.10 for the three months ended September 30, 2002 compared to $2.14 for the three months ended September 30, 2003. Attendance per average screen was 7,731 for the three months ended September 30, 2002 compared to 7,807 for the three months ended September 30, 2003.

      Total revenues decreased 4.0% from $377.1 million for the nine months ended September 30, 2002 to $361.9 million for the nine months ended September 30, 2003. The decrease in revenue is primarily attributable to lower attendance partially offset by a higher average admission price. Total admission revenues decreased 4.2% from $253.3 million for the nine months ended September 30, 2002 to $242.8 for the nine months ended September 30, 2003. Total concession and miscellaneous revenues decreased 3.8% from $123.8 million for the nine months ended September 30, 2002 to $119.1 million for the nine months ended September 30, 2003. Our average admission price increased 2.3% from $4.79 for the nine months ended September 30, 2002 to $4.90 for the nine months ended September 30, 2003. The average concession sale per patron increased from $2.16 for the nine months ended September 30, 2002 to $2.17 for the nine months ended September 30, 2003. Attendance per average screen decreased from 23,205 for the nine months ended September 30, 2002 to 21,980 for the nine months ended September 30, 2003.

      We operated 309 theatres and 2,255 screens at September 30, 2002 and 300 theatres with 2,239 screens at September 30, 2003.

     Film exhibition costs, concession costs and other theatre operating costs. Film exhibition costs increased 4.5% from $44.7 million for the three months ended September 30, 2002 to $46.7 million for the three months ended September 30, 2003 due to increased sales associated with higher admission prices. Concessions costs increased 17.9% from $3.9 million for the three months ended September 30, 2002 to $4.6 million for the three months ended September 30, 2003 due to changes in product mix and increased attendance. Other theatre operating costs increased 7.8% from $43.4 million for the three months ended September 30, 2002 to $46.8 million for the three months ended September 30, 2003 due to moderate increases in salaries, utilities, repairs and lease costs.

     Film exhibition costs decreased 6.4% from $137.5 million for the nine months ended September 30, 2002 to $128.7 million for the nine months ended September 30, 2003 due to decreased sales volume associated with decreased attendance. Concession costs decreased 7.5% from $14.7 million for the nine months ended September 30, 2002 to $13.6 million for the nine months ended September 30, 2003. The decrease in concession costs is directly related to the decrease in concession sales. Other theatre costs increased 0.4% from $135.4 million for the nine months ended September 30, 2002 to $136.0 million for the nine months ended September 30, 2003 due to moderate increases in salaries, utilities, repairs and lease costs.

     General and administrative expenses. General and administrative expenses decreased 4.9% from $4.1 million for the three months ended September 30, 2002 to $3.9 million for the three months ended September 30, 2003. General and administrative expenses increased 11.5% from $9.6 million for the nine months ended September 30, 2002 to $10.7 million for the nine months ended September 30, 2003. The increases reflect greater non-cash compensation expenses related to the 2002 Stock Plan. Expenses relating to the 2002 Stock Plan for the three and nine months ended September 30, 2002 were $1.0 million and $2.5 million, respectively, and $1.4 million and $3.9 million, respectively, for the three and nine months ended September 30, 2003.

     Depreciation and amortization expenses. Depreciation and amortization decreased 6.1% from $8.2 million for the three months ended September 30, 2002 to $7.7 million for the three months ended September 30, 2003. Depreciation and amortization decreased 5.4% from $24.4 million for the nine months ended September 30, 2002 to $23.1 million for the nine months ended September 30, 2003. These reductions reflect having fewer screens in operation.

     Gain on real estate sales. Gain on real estate sales decreased from $134,000 for the three months ended September 30, 2002 to $1,000 for the three months ended September 30, 2003. Gain on real estate sales increased from $340,000 for the nine months ended September 30, 2002 to $2.5 million for the nine months ended September 30, 2003. This increase resulted from a sale of six theatres and two parcels of land.

     Interest expense. Interest expense decreased 12.7% from $11.1 million for the three months ended September 30, 2002 to $9.7 million for the three months ended September 30, 2003. Interest expense decreased 69.1% from $93.9 million for the nine months ended September 30, 2002 to $29.1 million for the nine months ended September 30, 2003. The interest reported for three and nine months ended September 30, 2002 includes $0.0 and $55.4 million, respectively, of prior year’s interest not previously recorded due to accounting for interest under requirements of SOP 90-7. Additionally, the lower interest expense for the period is due to lower average outstanding indebtedness as a result of mandatory amortization under our term loan credit agreement.

     Income tax expense. We recognized an income tax benefit of $14.7 million in 2002. The income tax benefit was the result of the Job Creation and Worker Assistance Act of 2002, which allowed for the additional carryback of net operating losses resulting in a cash refund of $14.7 million. As is customary, refunds of this size are reviewed by the Internal Revenue Service; however, we do not anticipate any change. We recognized no income tax expense for the three and nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $28.5 million as of December 31, 2002 compared to a working capital deficit of $36.5 million as of September 30, 2003. The increased deficit as of September 30, 2003, reflects scheduled payments of debt and payments to unsecured creditors under our plan of reorganization as well as changes in accounts payable and accrued expenses. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our revolving credit agreement. At September 30, 2003, we had available borrowing capacity of $50 million under our revolving credit agreement. As of September 30, 2003, we had approximately $32.5 million in cash and cash equivalents on hand.

     We amended our term loan credit agreement and our revolving credit agreements subsequent to September 30, 2003. Pursuant to our amended credit agreements, our capital expenditures are limited to $22.3 million in 2003 ($2.3 million of which was carried over from 2002) and $25 million in each of 2004, 2005 and 2006; provided, however, that unused capital expenditures for a given year will be applied to increase the capital expenditure limit for the following year. During the nine months ended September 30, 2003, we made capital expenditures of approximately $10.2 million. Our total budgeted capital expenditures for 2003 are $18.0 million which we anticipate will be funded by using operating cash flows, available cash from our revolving credit agreement and landlord-funded new construction and theatre remodeling, when available.

     Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $12.3 million for the nine months ended September 30, 2003. This change is due to increased profit from operations related primarily to lower interest expenses, offset by changes in accounts payable, payments to general unsecured creditors and other reorganization items. Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2002 compared to $5.0 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2002 cash used in financing activities was $31.2 million compared to $28.3 million for the nine months ended September 30, 2003.

     Our liquidity needs are funded by operating cash flow, sales of surplus assets, availability under our credit agreements and short term float. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the film product, any time during the calendar year, will have the most dramatic impact on our cash needs.

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

     Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit agreement and our term loan agreement are based on a structure that is priced over an index or LIBOR rate option. Our term loan agreement provides for a minimum annual interest rate of 7.75%. A change of 1.0% in interest rates would not raise the effective rate above the 7.75% floor, therefore, there is no measurable risk on the term loan agreement due to limited interest rate changes.

     A substantial number of our theatre leases have increases contingent on Consumer Price Index (“CPI”) changes. A 1.0% change in CPI would not have a material effect on rent expense.

ITEM 4.   CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Listing of Exhibits

Exhibit
Number	Description

2.1	Debtors’ Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).
2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed on December 11, 2001 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Carmike (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Carmike (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description

3.3	Amendment No.1 to the Amended and Restated Bylaws of Carmike (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture, dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.2	Stockholders’ Agreement, dated as of January 31, 2002 by and among Carmike and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).
10.1	First Amendment to Term Loan Credit Agreement dated as of October 15, 2003 among Carmike Cinemas, Inc., BNY Asset Solutions LLC, as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders.
10.2	Second Amendment to Credit Agreement dated as of October 15, 2003 among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties and the various banks and other financial institutions from time to time parties to the agreement as Lenders.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K

During the fiscal quarter ended September 30, 2003, we furnished a Current Report on Form 8-K dated September 23, 2003 reporting information under Items 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC. (Registrant)

Date: November 14, 2003	By:	/s/: Michael W. Patrick Michael W. Patrick President and Chief Executive Officer

Date: November 14, 2003	By:	/s/: Martin A. Durant Martin A. Durant Senior Vice President — Finance Treasurer and Chief Financial Officer

EXHIBIT INDEX

2.1	Debtors’ Joint Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).
2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed on December 11, 2001 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Carmike (filed as Exhibit to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Carmike (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).
3.3	Amendment No.1 to the Amended and Restated Bylaws of Carmike (filed as Exhibit to Carmike’s Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
4.1	Indenture, dated January 31, 2002 between Carmike, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.2	Stockholders’ Agreement, dated as of January 31, 2002 by and among Carmike and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).
10.1	First Amendment to Term Loan Credit Agreement dated as of October 15, 2003 among Carmike Cinemas, Inc., BNY Asset Solutions LLC, as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders.
10.2	Second Amendment to Credit Agreement dated as of October 15, 2003 among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties and the various banks and other financial institutions from time to time parties to the agreement as Lenders.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.