Form 10-K
period 2003-12-31
CARMIKE CINEMAS INC
filed 2004-03-30
CIK 799088

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name Of Registrant As Specified in Its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.03 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐   No ☑

     As of March 15, 2004, 12,088,512 shares of Common Stock were outstanding. The aggregate market value of the shares of Common Stock, par value $.03 per share, held by non-affiliates was approximately $281,035,603.

Documents Incorporated by Reference

     Specified portions of Carmike Cinemas, Inc.’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

*	Incorporated by reference from Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS.

Overview

     We are one of the largest motion picture exhibitors in the United States. As of December 31, 2003, we owned, operated or had an interest in 299 theatres with 2,253 screens located in 35 states, making us the second largest exhibitor in the country by number of theatres and the fourth largest by number of screens. We owned 70 of these theatres, leased 225 of these theatres and operated an additional four theatres under shared ownership. Of our 299 theatres, 259 show films on a first-run basis and 40 are discount theatres.

     We target small- to mid-size non-urban markets. More than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small- to mid-size markets, including:

•	Less competition from other exhibitors. We believe a majority of our theatres have limited competition for patrons. We believe most of our markets are already adequately screened and our smaller markets in particular cannot support significantly more screens. In addition, because most of our principal competitors are focused on building megaplexes, we do not expect many of our markets to be targeted by our competitors for new theatres.

•	Lower operating costs. We believe that we benefit from lower labor, occupancy and maintenance costs than most other large exhibitors. For example, as of December 31, 2003, approximately 48% of our hourly employees worked for the federal minimum wage. Additionally, we own 70, or approximately 23%, of our theatres, which we believe provides us with further cost benefits. We believe the percentage of our owned theatres is among the highest of the large public theatre exhibitors.

•	Fewer alternative entertainment opportunities. In our typical markets, patrons have fewer entertainment alternatives than in larger markets, where options such as professional sports and cultural events are more likely to be available.

•	Greater access to film product. We believe we are the sole exhibitor in 74.4% of our film licensing zones, which we believe provides us with greater flexibility in selecting films that meet the preferences of patrons in our markets.

     The following table sets forth geographic information regarding our theatre circuit as of December 31, 2003:

State	Theatres	Screens	State	Theatres	Screens
Alabama	17	152	New Mexico	1	2
Arkansas	10	88	New York	1	8
Colorado	8	57	North Carolina	36	296
Delaware	1	14	North Dakota	7	40
Florida	10	80	Ohio	6	39
Georgia	27	226	Oklahoma	10	52
Idaho	4	17	Pennsylvania	25	189
Illinois	2	6	South Carolina	14	102
Iowa	9	87	South Dakota	5	35
Kansas	1	12	Tennessee	28	224
Kentucky	10	51	Texas	12	91
Louisiana	3	22	Utah	3	39
Maryland	1	8	Virginia	10	67
Michigan	1	5	Washington	1	12
Minnesota	9	76	West Virginia	4	28
Missouri	1	8	Wisconsin	2	18
Montana	13	74	Wyoming	2	9
Nebraska	5	19
			Totals	299	2,253

     From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. Many of these theatres are typically in smaller markets where we are the only exhibitor in the market. At December 31, 2003, we operated 40 theatres with 165 screens as discount theatres. We also operate a very small number of theatres for the exhibition of first-run films at a reduced admission price.

     We are the sole exhibitor in many of the small- to mid-size markets in which we operate. The introduction of a competing theatre in these markets could significantly impact the performance of our theatres. In addition, the type of motion pictures preferred by patrons in these markets is typically more limited than in larger markets, which increases the importance of selecting films that will appeal to patrons in our specific theatre markets.

Theatre Development and Operations

Development

     We carefully review small- to mid-size markets to evaluate the return on capital of opportunities to build new theatres or renovate our existing theatres. The circumstances under which we believe we are best positioned to benefit from building new theatres are in markets in which:

•	we believe building a new theatre provides an attractive cash flow opportunity;

•	we already operate a theatre and could best protect that theatre by expanding our presence;

     or

•	a film licensing zone is currently underserved by an exhibitor.

     In general, we do not believe that building theatres in film licensing zones in which competitors operate provides attractive investment opportunities for us.

     Our bankruptcy, as discussed below under the caption “Our Reorganization”, and the excessive number of screens resulting from the industry’s overbuilding of theatres in the last few years have been significant influences on our current growth strategy. We opened two theatres during the year ended December 31, 2003. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. From our bankruptcy through December 31, 2003, we closed 33% of our theatres. We continuously analyze our theatres and evaluate approaches to optimize our portfolio.

     The following table shows information about the changes in our theatre circuit during the periods presented:

			Average
			Screens/
	Theatres	Screens	Theatre
Total at December 31, 2000	352	2,438	6.9
New Construction	1	16
Closures	(30)	(121)

Total at December 31, 2001	323	2,333	7.2
New Construction	0	0
Closures	(15)	(71)

Total at December 31, 2002	308	2,262	7.3
New Construction	2	31
Closures	(11)	(40)

Total at December 31, 2003	299	2,253	7.5

Operations

     Our theatre operations are under the supervision of our Chief Operating Officer, General Manager of Operations and four division managers. The division managers are responsible for implementing our operating policies and supervising our eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters.

     We have an incentive bonus program for theatre level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, we evaluate “mystery shopper” reports on the quality of service, cleanliness and film presentation at individual theatres.

     Box office admissions. The majority of our revenues come from the sale of movie tickets. For the year ended December 31, 2003, box office admissions totaled $332.1 million, or 67% of total revenues. At December 31, 2003, of our 299 theatres, 259 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors. The remaining 40 of our theatres featured pictures at a discount price.

     Most of the tickets we sell are sold at our theatre box offices immediately before the start of a picture. As of December 31, 2003, at 38 of our theatres, patrons can buy tickets in advance either over the phone or on the Internet. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to be in the near term.

     Concessions. Concession sales are our second largest revenue source after box office admissions, constituting 30% of total revenues for the year ended December 31, 2003. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, in a limited number of markets, we offer bottled water, frozen drinks, coffee, ice cream, hot dogs and pretzels in order to respond to competitive conditions. We actively seek to promote concession sales through the design and appearance of our concession stands, the introduction of special promotions from time to time, by reducing wait times and by training our employees to up-sell products. In addition, our management incentive bonus program includes concession results as a component of determining the bonus awards. We manage all inventory purchasing centrally with authority required from our central office before orders may be placed.

     During 2003, we purchased substantially all of our concession supplies and janitorial supplies from Showtime Concession, except for beverage supplies. We are by far the largest customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 8, 2006. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

     During 2003, we purchased our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company will expire on June 30, 2004. Under the agreement, The Coca-Cola Company may raise beverage supply costs and, in fact, has increased such costs by 3.3% beginning January 31, 2004 through the term of the agreement. If beverage supply costs are increased at a higher rate or we are unable to negotiate favorable terms with The Coca-Cola Company or a competing beverage supplier when the agreement is up for renewal, our margins on concessions may be negatively impacted.

     Other revenues. Most of our theatres include electronic video games located in or adjacent to the lobby. We also generate revenues through on-screen advertising on all of our screens. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment. These revenue streams comprised the remaining 3% of our revenue generation for the year ended December 31, 2003.

Film Licensing

     We obtain licenses to exhibit films by directly negotiating with film distributors. We license films through our booking office located in Columbus, Georgia. Our Senior Vice President - Film, in consultation with our Chief Executive Officer, directs our motion picture bookings.

     Prior to negotiating for a film license, our Senior Vice President - Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected MPAA rating. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, but also upon our knowledge of the preferences of patrons in our markets and insight into trends in those preferences. We maintain a database that includes revenue information on films previously exhibited in our markets. We use this historical information to match new films with particular markets so as to maximize revenues. The table below depicts the industry’s top 10 films for the year ended December 31, 2003 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1.	Finding Nemo	1.	Finding Nemo

2.	Pirates of the Caribbean: The Curse of the Black Pearl	2.	Pirates of the Caribbean: The Curse of the Black Pearl

3.	The Matrix Reloaded	3.	Bruce Almighty

4.	Lord of the Rings: The Return of the King	4.	The Matrix Reloaded

5.	Bruce Almighty	5.	X2: X-Men United

6.	X2: X-men United	6.	Lord of the Rings: The Return on the King

7.	Elf	7.	Elf

8.	Terminator 3: Rise of the Machines	8.	Anger Management

9.	Bad Boys II	9.	2 Fast 2 Furious

10.	The Matrix Revolutions	10.	The Hulk

Film Rental Fees

     We typically enter into licenses that provide for rental fees based on either “firm terms” established prior to the opening of the picture or on a mutually agreed “settlement” upon the conclusion of the film run. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Firm term film rental fees are generally the greater of (1) 60 to 70% of gross box office receipts, gradually declining to as low as 30% over a period of four to seven weeks or (2) a specified percentage (e.g., 90%) of the excess gross box office receipts over a negotiated allowance for theatre expenses (commonly known as a “90-10” arrangement). The settlement process allows for negotiation based upon how a film actually performs. A firm terms agreement could result in lower than anticipated film rent if the film outperforms expectations especially with respect to the film’s run and, conversely, there is a downside risk when the film underperforms.

Film Licensing Zones

     Film licensing zones are geographic areas established by film distributors where any given film is allocated to only one theatre within that area. In our markets, these zones generally encompass three to five miles. In film licensing zones where we have little or no competition, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In competitive film licensing zones, a distributor will allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie and then that exhibitor will negotiate film rental terms directly with the distributor for the film.

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

     While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following ten major distributors accounted for approximately 99.8% of our box office admissions for the year ended December 31, 2003: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal and Warner Brothers.

Management Information Systems

     We have developed a proprietary computer system, which we call IQ-Zero, that is installed in each of our theatres. IQ-Zero allows us to centralize most theatre-level administrative functions at our corporate headquarters, creating significant operating leverage. IQ-Zero allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operations of the theatre. In addition, it also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. IQ-Zero also generates information we use to quickly detect theft. IQ-2000 is an enhanced version of the IQ-Zero system and has been installed in our theatres built since 1999. IQ-2000 facilitates new services such as advanced ticket sales and Internet ticket sales. Its expanded capacity will allow for future growth and more detailed data tracking and trend analysis. There is active communication between the theatres and corporate headquarters, which allows our senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.

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

     From the mid- to late-1990s, industry screen count grew faster than attendance. As a result of this rapid overbuilding, the total number of screens reached an all-time high of 37,396 in 2000, according to the MPAA. When the economics of many of these theatres became unsustainable, most major exhibitors, ourselves included, were required to restructure and to close underperforming locations. At December 31, 2003, the domestic screen count had declined to 35,786. We believe the reduction in screen count, combined with the trends described above, has meaningfully improved the economics of the film exhibition industry.

     The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older and smaller theatres, including theatres operated by us. In addition, demographic changes and competitive pressures can lead to a theatre location becoming impaired. However, at this time we are not aware of any such situations.

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

     We own, manage and/or operate theatres and other properties which may be subject to certain U.S. federal, state and local laws and regulations relating to environmental protection, including those governing past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal. These persons include the present or former owner or operator of a contaminated property and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property. Other environmental laws, such as those regulating wetlands, may affect our site development activities, and some environmental laws, such as those regulating the use of fuel tanks, could affect our ongoing operations. Additionally, in the course of maintaining and renovating our theatres and other properties, we periodically encounter asbestos containing materials that must be handled and disposed of in accordance with federal, state and local laws, regulations and ordinances. Such laws may impose liability for release of asbestos containing materials and may entitle third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos containing materials. We believe that our activities are in material compliance with such requirements.

Employees

     As of December 31, 2003, we had approximately 9,030 employees, of which 38 were covered by collective bargaining agreements and 7,688 were part-time. As of December 31, 2003, approximately 48% of our employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Properties

     As of December 31, 2003, we owned 70 of our theatres and leased 225 of our theatres. We operated an additional four theatres under shared ownership.

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

Legal Proceedings

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. Currently, we do not have pending any litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us. In addition, we emerged from bankruptcy under chapter 11 on January 31, 2002. The chapter 11 filing and our subsequent reorganization are discussed under “Our Reorganization.”

Trademarks and Tradenames

     We own or have rights to trademarks or trade names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection® trademarks. In addition, our logo is our trademark. Coca-Cola® is a registered trademark used in this annual report on Form 10-K and is owned by and belongs to The Coca-Cola Company.

Website Access

     Our website address is www.carmike.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, at our website under the heading “Corporate Information.” These reports are available on our website as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission.

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

     In our reorganization, substantially all of our unsecured and partially secured liabilities as of August 8, 2000, were subject to compromise or other treatment until the plan of reorganization was confirmed by the bankruptcy court. Generally, actions to enforce or otherwise effect repayment of all pre-chapter 11 liabilities as well as all pending litigation against us were stayed while we continued our business operations as debtors-in-possession.

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

     In connection with our reorganization, we reached an agreement to restructure our master lease facility, which we refer to as the Original MoviePlex Lease, with MoviePlex Realty Leasing, L.L.C. and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001. Under our new MoviePlex master lease, we leased six MoviePlex properties for 15 years with an option to extend the term for an additional five years. The Original MoviePlex Lease was terminated and pre-petition defaults under the Original MoviePlex Lease were cured up to a maximum amount of $493,680. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per year ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent. Percentage rent is an amount equal to 12% of all aggregate revenue we earn in the leased theatres in excess of one-half of ten times our base rent for any lease year.

Our Plan Of Reorganization

     The material features of the plan of reorganization are described below:

•	The plan of reorganization provided for the issuance or reservation for future issuance of up to 10,000,000 shares of common stock in the aggregate (20,000,000 shares of common stock are authorized in our amended and restated certificate of incorporation), and for the cancellation of all of our then existing Class A and Class B common stock and preferred stock. As of December 31, 2003, we had 9,088,512 shares of a single class of common stock outstanding.

•	The holders of our cancelled Class A and Class B common stock received in the aggregate 22.2% of the shares reserved for issuance under the plan of reorganization.

•	The holders of our cancelled Series A preferred stock received in the aggregate 41.2% of the shares reserved for issuance under the plan of reorganization. These holders are affiliates of Carmike and have board representation.

•	Certain holders of $45.7 million in aggregate principal amount of the cancelled 9 3/8% senior subordinated notes we issued prior to our reorganization received in the aggregate 26.6% of the shares reserved for issuance under the plan of reorganization. These holders are affiliates of Carmike and have board representation.

•	We reserved 1,000,000 shares of our common stock for issuance under a new management incentive plan, which we refer to as the 2002 Stock Plan. Under the 2002 Stock Plan, 780,000 shares were authorized for issuance to Michael W. Patrick pursuant to his new employment agreement as our Chief Executive Officer and 220,000 were authorized for issuance to seven other members of our senior management.

•	Certain banks holding claims in our reorganization received replacement debt and cash in the amount of $35.6 million, representing accrued and unpaid post-petition interest on their prior claims from August 8, 2000 to January 31, 2002. The prior bank claims arose under (1) the Amended and Restated Credit Agreement among the banks party thereto and Wachovia Bank, N.A., as agent, and us, dated as of January 29, 1999, and amended as of March 31, 2000 and (2) the term loan credit agreement among the banks party thereto, Wachovia Bank, N.A., as administrative agent, Goldman Sachs Credit Partners, L.P., as syndication agent, and First Union National Bank, as documentation agent, and us, dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000. The replacement debt was approximately $254.5 million and carried interest at the greater of: (a) at our option, (i) a specified base rate plus 3.5% or (ii) an adjusted LIBOR plus 4.5%; and (b) 7.75% per annum.

•	We issued $154.3 million of our former 10 3/8% senior subordinated notes due 2009 in exchange for $154.3 million aggregate principal amount of the claims in our reorganization concerning the 9 3/8% senior subordinated notes.

•	Leases covering 136 of our underperforming theatres were rejected. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring or other disposition of lease obligations.

•	We agreed to pay our general unsecured creditors the amount of their allowed claims in our reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases, plus interest on those amounts at an annual rate of 9.4%. At December 31, 2003, the amount of such claims remaining unpaid was $29.5 million, and the aggregate accrued interest on such claims was $3.7 million. Of the $29.5 million in remaining claims, $21.5 million are disputed. As such, our ultimate liability for these claims is uncertain and is subject to bankruptcy court resolution.

     On the effective date of our reorganization, we entered into a $254.5 million term loan credit agreement, which governed the terms of the banks’ replacement debt. On the same date we closed on a revolving credit agreement totaling $50.0 million. We borrowed $20.0 million of the revolving credit agreement in partial repayment of our obligations owing to the banks under the term loan credit agreement, and we repaid all outstanding amounts under the revolving credit agreement.

Risk Factors

The following are risk factors for Carmike.

Our business will be adversely affected if there is a decline in the number of motion pictures available for screening or in the appeal of motion pictures to patrons.

     Our business depends to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. Our results of operations will vary from period to period based upon the number and popularity of the motion pictures we show in our theatres. A disruption in the production of motion pictures by, or a reduction in the marketing efforts of, the major studios and/or independent producers, a lack of motion pictures, the poor performance of motion pictures in general or the failure of motion pictures to attract the patrons in our theatre markets will likely adversely affect our business and results of operations.

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

     We now have, and will continue to have, significant debt obligations. Our current long-term debt obligations are as follows:

•	Our new term loan credit agreement provides for borrowings of up to $100.0 million, of which all was outstanding as of February 27, 2004.

•	Our new revolving credit agreement provides for borrowings of up to $50.0 million. There were no amounts outstanding as of February 27, 2004.

•	Our 7.500% senior subordinated notes, issued as of February 4, 2004, total $150.0 million.

•	Amounts owed on our industrial revenue bonds total $0.7 million at December 31, 2003.

•	As of February 27, 2004, we estimate that our general unsecured creditors will receive an aggregate of $21.4 million plus interest at an annual rate of 9.4% in resolution of their allowed claims, with a final maturity date of January 31, 2007. As of February 27, 2004, total accrued interest on these claims was approximately $4 million. Of these claims, $21.4 million are disputed.

     We also have, and will continue to have, significant lease obligations. As of December 31, 2003, our total capital and operating lease obligations for leases with terms over one year totaled $641.8 million.

     These obligations could have important consequences for us. For example, they could:

•	limit our ability to obtain necessary financing in the future and make it more difficult for us to satisfy our lease and debt obligations;

•	require us to dedicate a substantial portion of our cash flow to payments on our lease and debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business; and

•	place us at a competitive disadvantage compared to competitors that might have stronger balance sheets or better access to capital by, for example, limiting our ability to enter into new markets or renovate our theatres.

     If we are unable to meet our lease and debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations.

We may not generate sufficient cash flow to meet our needs.

     Our ability to service our indebtedness and to fund potential capital expenditures for theatre construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on or to refinance our indebtedness is subject to general industry economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to meet our needs.

Our business is subject to significant competitive pressures.

     Large multiplex theatres, which we and some of our competitors built, have tended to and are expected to continue to draw audiences away from certain older theatres, including some of our theatres. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Over the last several years, we and many of our competitors have closed a significant number of theatres. Our competitors or smaller entrepreneurial developers may purchase or lease these abandoned buildings and reopen them as theatres in competition with us.

     We face varying degrees of competition from other motion picture exhibitors with respect to licensing films, attracting customers, obtaining new theatre sites and acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres. Competitors have built and are planning to build theatres in certain areas in which we operate. In the past, these developments have resulted and may continue to result in excess capacity in those areas, adversely affecting attendance and pricing at our theatres in those areas. Even where we are the only exhibitor in a film licensing zone (and therefore do not compete for films), we still may experience competition for patrons from theatres in neighboring zones. There have also been a number of consolidations in the film exhibition industry, and the impact of these consolidations could have an adverse effect on our business if greater size would give larger operators an advantage in negotiating licensing terms.

     Our theatres also compete with a number of other motion picture delivery systems including cable television, pay-per-view, video disks and cassettes, satellite and home video systems. New technologies for motion picture delivery (such as video on demand) could also have a material adverse effect on our business and results of operations. While the impact of these alternative types of motion picture delivery systems on the motion picture exhibition industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres.

     Theatres also face competition from a variety of other forms of entertainment competing for the public’s leisure time and disposable income, including sporting events, concerts, live theatre and restaurants.

Our revenues vary significantly depending upon the timing of the motion picture releases by distributors.

     Our business is seasonal, with higher revenues generated during the summer months and year-end holiday season. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable motion pictures are usually released during the summer months and the year-end holiday season, and we usually earn more during those periods than in other periods during the year. Additionally, the unexpected emergence of a “hit” film may occur in these or other periods. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year.

If we do not comply with the covenants in our credit agreements or otherwise default under them, we may not have the funds necessary to pay all our amounts that could become due.

     On February 4, 2004, we completed an offering of $150 million of 7.500% senior subordinated notes due 2014 to institutional investors and entered into new senior secured credit facilities consisting of a $50 million revolving credit facility and a $100 million five-year term loan. The notes offering and the new credit facilities replaced our post-bankruptcy term loan credit agreement, post-bankruptcy revolving credit agreement and 10 3/8% senior subordinated notes, which had been in place since our reorganization. Under the indenture that governs the 7.500% senior subordinated notes and the agreements relating to the new senior secured credit facilities, we are subject to limitations on our ability to incur additional indebtedness, make capital expenditures and other customary covenants.

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

     We are subject to restrictions imposed by our lenders that limit the amount of our capital expenditures. As a result, we may be unable to make the capital expenditures that we would otherwise believe necessary. In addition, we cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth will be realized or that future capital will be available for us to fund our capital expenditure needs.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

     As of December 31, 2003, after utilizing approximately $25.0 million for 2003, we had approximately $90.4 million of federal and state operating loss carryforwards with which to offset our future taxable income. Section 382 of the Internal Revenue Code of 1986 imposes an annual limitation on the use of a corporation’s net operating loss carryforwards if the corporation undergoes an “ownership change,” which in general terms is a change in beneficial ownership of the company’s stock that exceeds 50 percentage points during a three year testing period.

     The determination of whether we underwent an ownership change for purposes of section 382 as a result of the issuance of common stock pursuant to our plan of reorganization (the “Plan Stock Issuance”) is subject to a number of highly complex legal issues and factual uncertainties. In our federal income tax return for 2002, we reported the Plan Stock Issuance as causing a section 382 ownership change, although the matter is not free from doubt and arguments can be advanced to support the contrary position. Based on our reported tax treatment, we believe that the special exception in section 382(l)(5) available to debtors in bankruptcy applied, so that our net operating loss carryforwards did not become subject to a section 382 limitation as a result of the Plan Stock Issuance. If, however, we underwent a second ownership change within two years following our date of reorganization — that is, by January 31, 2004 — and assuming that the Plan Stock Issuance caused an ownership change, our net operating losses would have become subject to a section 382 limitation of zero and their future use effectively would have been eliminated. While we do not believe that the sale of our common stock in the offering we completed on February 4, 2004 caused a second ownership change, future changes in the direct or indirect beneficial ownership of our common stock, which may be beyond our control, could trigger an ownership change and thus limit, or possibly eliminate altogether, our ability to use these net operating loss carryforwards in a subsequent taxable year.

     If it were determined that we did not undergo an ownership change as a result of the Plan Stock Issuance, the issuance of common stock in our recently completed offering would trigger an ownership change, which would cause our net operating loss carryforwards to become subject to an annual limitation on their use equal to the value of our equity immediately prior to the date of the ownership change, subject to certain adjustments, multiplied by the applicable federal long-term tax-exempt interest rate.

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

     We believe that our success is due in part to our experienced management team. We depend in large part on the continued contribution of our senior management and, in particular, Michael W. Patrick, our President and Chief Executive Officer. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. We entered into a five-year employment agreement with Michael W. Patrick as Chief Executive Officer on January 31, 2002, the term of which extends for one year each December 31, provided that neither we nor Mr. Patrick chooses not to extend the agreement. We maintain no key man life insurance policies for any senior officers or managers except for a $1.8 million policy covering Mr. Patrick.

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

     Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2003, approximately 48% of our employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

Disruption of our relationship with our primary concession suppliers could harm our margins on concessions.

     We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession Supply, Inc. and are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at set prices that are based on the type of concession supplied. Our current agreement with Showtime Concession will expire on December 8, 2006. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

     We purchase our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company will expire on June 30, 2004. Under the agreement, The Coca-Cola Company may raise beverage supply costs and, in fact, has increased such costs by 3.3% beginning January 31, 2004 through the term of the agreement. If beverage supply costs are increased at a higher rate or we are unable to negotiate favorable terms with The Coca-Cola Company or a competing beverage supplier when the agreement is up for renewal, our margins on concessions may be negatively impacted.

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

     The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older theatres, including some of our theatres. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable, we review those assets to be held and used in the business for impairment of long-lived assets and goodwill. We also periodically review and monitor our internal management reports and the competition in our markets for indicators of impairment of individual theatres. If we determine that assets are impaired, we are required to recognize a charge to earnings.

     We had impairment charges in four of the last five fiscal years totaling $187.5 million. Our impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed theatres. Additionally, in 2001 we included equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory. We incurred no impairment charge in 2002. For fiscal year 2003, our impairment charge was $1.1 million. Through December 31, 2003, we believe we have properly tested for impairments. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.

Our bankruptcy reorganization could harm our business, financial condition and results of operations.

     We estimate that our aggregate liability at December 31, 2003 for general unsecured creditors is approximately $29.5 million, which includes our estimated liability for damages resulting from the rejection of executory contracts and unexpired leases which we have not already paid. As of December 31, 2003, total accrued interest on these claims was $3.7 million. Subsequent to December 31, 2003, we paid approximately $7.6 million of these claims, with $0.5 million reduced due to changes in estimates. Certain of these claims remain unsettled and are subject to ongoing negotiation and possible litigation. We estimate the amount of the disputed claims at December 31, 2003 to be $21.5 million; however, the final amounts we pay in satisfaction of the claims will depend on the bankruptcy court’s determination. In addition, new claims could be asserted that could exceed our estimate. The final amounts paid in connection with these claims could materially exceed our current estimates, which could reduce our profitability or cause us to incur losses that would impair our ability to make required principal and interest payments on our indebtedness and affect the trading price of our common stock.

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

     Entities affiliated with Goldman, Sachs & Co. beneficially owned approximately 25% of the shares of our common stock following the recently completed common stock offering. This ownership interest and the Goldman entities’ board representation allows them to have significant input on major corporate decisions. The Goldman entities may exert their influence in a manner that is not consistent with the interests of other stockholders.

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

ITEM 2. PROPERTIES.

     As of December 31, 2003, we owned 70 of our theatres and leased 225 of our theatres. We operated an additional four theatres under shared ownership.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of March 15, 2004 regarding the executive officers of Carmike. For purposes of this section, references to Carmike include Carmike’s predecessor, Martin Theatres, Inc.

Name	Age	Title
Michael W. Patrick	53	President, Chief Executive Officer and Chairman of the Board of Directors

Fred W. Van Noy	46	Senior Vice President, Chief Operating Officer

Martin A. Durant	55	Senior Vice President – Finance, Treasurer and Chief Financial Officer

Anthony J. Rhead	62	Senior Vice President – Film and Secretary

H. Madison Shirley	51	Senior Vice President – Concessions and Assistant Secretary

Marilyn B. Grant	56	Vice President – Advertising

Philip A. Smitley	45	Assistant Vice President and Controller

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

     Fred W. Van Noy joined Carmike in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President – General Manager. In December 1997, he was elected to the position of Senior Vice President – Operations. In November 2000, he became Senior Vice President – Chief Operating Officer.

     Martin A. Durant joined Carmike in July 1999 as Senior Vice President – Finance, Treasurer and Chief Financial Officer. Prior to joining Carmike, Mr. Durant was Senior Vice President – Corporate Services for AFLAC Incorporated, a Columbus, Georgia based international holding company, for a period of ten years. Prior to his position with AFLAC he was President of a venture capital firm located in Florida. Mr. Durant began his career with KPMG Peat Marwick and is a Certified Public Accountant.

     Anthony J. Rhead joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President – Film, in December 1997 was elected Senior Vice President – Film and in January 2002 he was elected Senior Vice President – Film and Secretarty. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

     H. Madison Shirley joined Carmike in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President – Concessions in 1990 and Senior Vice President – Concessions and Assistant Secretary in December 1997.

     Marilyn B. Grant joined Carmike in 1975 as a bookkeeper. She served as Advertising Coordinator from 1984 to 1985 and became the Director of Advertising in 1985. In August 1990, she was elected to her present position as Vice President – Advertising.

     Philip A. Smitley joined Carmike in April 1997 as Controller. In January 1998, he was elected to his present position of Assistant Vice President and Controller. In March 1999, he assumed the duties of interim Chief Financial Officer pending the appointment of Martin A. Durant in July 1999. Prior to joining Carmike, Mr. Smitley was Divisional Controller – Transportation of Burnham Service Corporation, a trucking company. On March 22, 2002, Mr. Smitley filed a personal voluntary petition for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court of the Middle District of Alabama. This petition was discharged on August 2, 2002.

     All of the executive officers were serving as our executive officers or those of our subsidiaries when we filed our voluntary petition for relief under the bankruptcy code.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is currently traded on the Nasdaq National Market under the symbol “CKEC,” but it has traded on the NASD’s over-the-counter Bulletin Board (the “OTCBB”) and the New York Stock Exchange at different times in the past. From January 31, 2002 until May 22, 2002, our new common stock was traded on the OTCBB under the symbol “CMKC.” Prior to that time, our pre-reorganization Class A common stock traded on the OTCBB under the symbol “CKECQ” from January 17, 2001 until January 30, 2002. The Class A common stock previously traded on the New York Stock Exchange under the symbol “CKE” until trading in our stock on the New York Stock Exchange was suspended prior to trading on January 12, 2001 because we had fallen below certain New York Stock Exchange criteria for continued listing.

     The last reported sale price of the common stock on March 15, 2004 was $36.90 per share. The table below sets forth the high and low closing prices of our new common stock from January 31, 2002 through December 31, 2003:

2003	High	Low
Fourth Quarter	$36.53	$26.25
Third Quarter	27.44	20.76
Second Quarter	23.66	19.30
First Quarter	23.14	18.58

2002	High	Low
Fourth Quarter	$21.32	$16.60
Third Quarter	25.70	16.45
Second Quarter	30.12	19.50
First Quarter	21.25	15.50

     As of March 15, 2004, there were approximately 249 record holders of our common stock and there were no shares of any other class of stock issued and outstanding.

     During fiscal year 2003, we did not make any sales of unregistered equity securities.

     We have never declared or paid a dividend on our common stock. However, our board of directors intends to declare a quarterly dividend of $0.175 per share of common stock in the second quarter of 2004. We intend to pay quarterly dividends for the foreseeable future at our board’s discretion, subject to many considerations, including limitations imposed by covenants in the indenture for our 7.500% senior subordinated notes and our new credit facilities, operating results, capital requirements and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Credit Agreement and Covenant Compliance.”

ITEM 6. SELECTED FINANCIAL AND OTHER DATA.

     The consolidated selected financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. The selected financial and other data for each of the four fiscal years in the period ended December 31, 2002 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors. The data presented for the period ended December 31, 2003 is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent auditors.

     During the period from August 8, 2000 through January 31, 2002, we operated as a debtor-in-possession under chapter 11 of the bankruptcy code. Our results of operations during the reorganization period were significantly affected by the bankruptcy proceeding and are therefore not comparable in all respects with our results for other periods. In addition, the per share data for all periods prior to 2002 reflect the shares of our previously outstanding classes of common stock, which were cancelled when our reorganization became effective. The results from those periods are not comparable to the year ended December 31, 2003, which are based on a different number of shares of our new class of common stock issued when the reorganization became effective.

	For the Year Ended December 31,
	1999	2000(1)	2001(1)	2002 (1)	2003
	(in millions except per share and operating data)
Statement of Operations Data:
Revenues:
Admissions	$336.0	$315.4	$311.8	$342.8	$332.1
Concessions and other (2)	148.1	143.9	145.1	163.6	161.0

Total revenues (2)	484.1	459.3	457.0	506.5	493.1
Costs and expenses:
Film exhibition costs	181.5	185.2	171.2	189.3	180.4
Concession costs	19.0	21.0	20.2	19.2	18.0
Other theatre operating costs	191.1	194.8	182.1	182.8	181.7
General and administrative expenses	7.3	6.9	8.8	15.0	15.3
Depreciation and amortization expenses (3)	41.1	43.2	42.2	32.1	31.8
Impairment of long-lived assets (4)	33.0	21.3	132.2	—	1.1
Loss on extinguishment of debt (5)	10.1	—	—	—	—
Restructuring charge (4)	(2.7)	—	—	—	—
Gain on sales of property and equipment (2)	(2.8)	(3.0)	—	(0.7)	(3.0)

Total costs and expenses	477.7	469.3	556.7	437.7	425.3

Operating income (loss)	6.4	(10.0)	(99.7)	68.8	67.8
Interest expense	36.9	31.0	6.1	102.8	39.8

Income (loss) before reorganization costs and income taxes	(30.4)	(41.0)	(105.8)	(34.0)	28.0
Reorganization costs	—	7.0	19.5	20.5	(4.1)

Income (loss) before income taxes	(30.4)	(48.0)	(125.4)	(54.5)	32.1
Income tax expense (benefit)	(11.5)	25.5	—	(14.7)	(75.3)

	For the Year Ended December 31,
	1999	2000(1)	2001(1)	2002 (1)	2003
	(in millions except per share and operating data)
Net income (loss)	(18.9)	(73.6)	(125.4)	(39.8)	107.4
Preferred stock dividends	3.0	1.5	—	—	—

Net income (loss) available to common stockholders	$(21.9)	$(75.1)	$(125.4)	$(39.8)	$107.4

Weighted average common shares outstanding (in thousands):
Basic	11,375	11,344	11,344	9,195	8,991
Diluted	11,375	11,344	11,344	9,195	9,448
Earnings (loss) per common share:
Basic	$(1.93)	$(6.62)	$(11.05)	$(4.33)	$11.94
Diluted	$(1.93)	$(6.62)	$(11.05)	$(4.33)	$11.37

Balance Sheet Data:
Cash and cash equivalents (deficit)	$(4.2)	$52.5	$94.2	$53.5	$41.2
Property and equipment, net (4)	666.2	621.2	460.1	438.3	420.8
Total assets	794.4	761.3	618.1	556.7	604.3
Total debt (6)	470.3	52.0	49.7	418.8	376.4
Liabilities subject to compromise	—	529.2	508.1	37.4	21.5
Retained earnings (deficit)	45.0	(30.1)	(155.5)	(195.3)	(87.9)
Total stockholders’ equity	$204.2	$129.1	$3.7	$13.2	$126.6
Other Financial Data:
Net cash provided by (used in) operating activities (7)	$59.6	$25.4	$49.4	$15.6	$51.8
Net cash provided by (used in) investing activities (7)	$(135.0)	$(15.6)	$(1.0)	$(14.5)	$(12.1)
Net cash provided by (used in) financing activities (7)	$66.6	$47.0	$(6.8)	$(41.7)	$(51.9)
Capital expenditures	$140.5	$44.9	$9.2	$18.0	$18.8
Operating Data:
Theatres at period end (8)	458	352	323	308	299
Screens at period end (8)	2,848	2,438	2,333	2,262	2,253
Average screens in operation	2,753	2,643	2,386	2,274	2,252
Average screens per theatre	6.2	6.9	7.2	7.3	7.5
Total attendance (in thousands)	74,518	67,804	64,621	69,997	67,189
Average ticket price	$4.51	$4.65	$4.83	$4.90	$4.93
Average concession sales per patron	$1.84	$1.98	$2.10	$2.17	$2.19

(1)	See notes 1, 2 and 3 of notes to audited annual consolidated financial statements with respect to our bankruptcy and financial reporting in accordance with Statement of Position 90-7. See note 3 of notes to audited annual consolidated financial statements with respect to reorganization costs incurred while in bankruptcy. See note 11 of notes to audited annual consolidated financial statements for income taxes relative to valuation allowances for deferred income tax debits.

(2)	Gain on sales of property and equipment for the years ended December 31, 1999, 2000, 2001 and 2002 as filed with the SEC, is not included in concessions and other revenues in the foregoing table, but has been separately stated.

(3)	Goodwill amortization of $1.7 million, $1.5 million and $1.5 million is included for the years ended December 31, 1999, 2000 and 2001, respectively.

(4)	See notes 2, 3, and 4 of notes to audited annual consolidated financial statements with respect to impairments of long-lived assets and restructuring charges.

(5)	Loss on extinguishment of debt, gross, has been reclassified from an extraordinary item, net of tax, in our audited annual consolidated financial statements in accordance with SFAS 145.

(6)	Includes current maturities of long-term indebtedness, capital lease obligations and long-term trade payables; excludes long-term trade payables and liabilities subject to compromise.

(7)	See the audited annual consolidated financial statements of cash flows for the years ended December 31, 2000, 2001, 2002 and 2003.

(8)	Excludes 28 theatres and 116 screens which we closed as part of our 1998 restructuring plan in 1999. In addition, these amounts exclude theatres which we closed upon approval of the bankruptcy court as follows: 84 theatres and 394 screens through December 31, 2000; an additional 17 theatres and 81 screens through December 31, 2001; and an additional eight theatres and 44 screens through December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and operating results should be read in conjunction with “Item 6. Selected Financial and Other Data” and our consolidated financial statements and accompanying notes.

Results of Operations

Financial Reporting During Reorganization

     In connection with our bankruptcy proceedings, we were required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in our consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with our reorganization in the consolidated statement of operations.

Seasonality

     Typically, movie studios release films with the highest expected revenues during the summer and the holiday period between Thanksgiving and Christmas, causing seasonal fluctuations in revenues. However, movie studios are increasingly introducing more popular film titles throughout the year.

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

     Concession cost of sales are incurred as products are sold. We purchase substantially all of our beverage supplies from The Coca-Cola Company. We purchase substantially all of our other concession supplies from a single vendor of which we are the principal customer.

     Other theatre operating costs include labor, utilities and occupancy, and facility lease expenses. Labor costs have both a variable and fixed cost component. During non-peak periods, a minimum number of staff is required to operate a theatre facility. However, to handle attendance volume increases, theatre staffing and thus salaries and wages vary in relation to revenues. Utilities, repairs and maintenance services also have variable and fixed costs components. Our occupancy expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent.

     Our general and administrative expenses include costs not specific to theatre operations, and are composed primarily of corporate overhead.

Net Operating Losses

     As of December 31, 2003, after utilizing approximately $25.0 million for 2003, we had approximately $90.4 million of federal and state operating loss carryforwards with which to offset our future taxable income. Net operating losses may be carried back and then forward for specified periods. If they are not used to offset taxable income by the end of the carryforward period, they expire. Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation may generally be restricted in utilizing its net operating losses to offset prospective taxable income if it experiences an “ownership change,” as defined in section 382(g). The determination as to whether a corporation has experienced an ownership change on a given date is a complex analysis of the beneficial stock ownership of the corporation over a time period of not more than three years. An ownership change under section 382(g) occurs when on a testing date, the beneficial ownership of the corporation by one or more “5-percent stockholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent stockholders during the testing period preceding such date. It should be noted that the rules for determining whether an ownership change under section 382 has occurred are different from those applied to evaluate whether a “change in ownership” as defined by Statement of Position 90-7 has occurred.

     The determination of whether we underwent an ownership change for purposes of section 382 as a result of the issuance of common stock pursuant to our plan of reorganization (the “Plan Stock Issuance”) is subject to a number of highly complex legal issues and factual uncertainties. In our federal income tax return for 2002, we reported the Plan Stock Issuance as causing a section 382 ownership change, although the matter is not free from doubt and arguments can be advanced to support the contrary position. Based on our reported tax treatment, we believe that the special exception in section 382(I)(5) available to debtors in bankruptcy applied, so that our net operating loss carryforwards did not become subject to a section 382 limitation as a result of the Plan Stock Issuance. If, however, we underwent a second ownership change within two years following our date of reorganization — that is, by January 31, 2004 - and assuming that the Plan Stock Issuance caused an ownership change, our net operating losses would have become subject to a section 382 limitation of zero and their future use effectively would have been eliminated. While we do not believe that the sale of our common stock in the offering we completed on February 4, 2004 caused a second ownership change, future changes in the direct or indirect beneficial ownership of our common stock, which may be beyond our control, could trigger an ownership change and thus limit, or possibly eliminate altogether, our ability to use these net operating loss carryforwards in a subsequent taxable year.

     If it were determined that we did not undergo an ownership change as a result of the Plan Stock Issuance, the recently completed issuance of common stock from our equity offering could be deemed to have triggered an ownership change, which would cause our net operating loss carryforwards to become subject to an annual limitation on their use equal to the value of our equity immediately prior to the date of the ownership change, subject to certain adjustments, multiplied by the applicable federal long-term tax-exempt interest rate.

Operating Statement Information

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	For the Year Ended December 31,
	2001	2002	2003
Revenues:
Admissions	68.2%	67.6%	67.3%
Concessions and other	31.8	32.4	32.7

Total revenues	100.0	100.0	100.0
Costs and expenses:
Film exhibition costs (1)	37.5	37.3	36.6
Concessions costs	4.4	3.8	3.7
Other theatre operating costs	39.8	36.0	36.8
General and administrative	1.9	3.0	3.1
Depreciation and amortization	9.2	6.3	6.4
Gain on sales of property and equipment	—	(0.1)	(0.6)
Impairment of long-lived assets	28.9	—	0.2

Total costs and expenses	121.8	86.4	86.2

Operating income (loss)	(21.8)	13.6	13.7
Interest expense	1.3	20.3	8.1

Income (loss) before reorganization costs and income taxes	(23.2)	(6.7)	5.6
Reorganization costs	4.3	4.1	(0.8)

Income (loss) before income taxes	(27.4)	(10.8)	6.4
Income tax expense (benefit)	—	(2.9)	(15.3)

Net income (loss)	(27.4)%	(7.9)%	21.8%

Other information:
Film exhibition costs as a % of admissions revenue (1)	54.9%	55.2%	54.3%
Concession costs as a % of concession revenue (2)	14.8%	12.7%	12.2%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	Concession costs of $20.2 million, $19.2 million and $18.0 million for the years 2001, 2002 and 2003, respectively, and concession revenue of $135.8 million, $151.8 million and $147.2 million for the years 2001, 2002 and 2003, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

     Revenues. Total revenues decreased 2.6% from $506.5 million for the year ended December 31, 2002 to $493.1 million for the year ended December 31, 2003 as a result of decreased attendance driving down admissions and concessions revenues, partially offset by increased ticket prices. Admissions decreased 3.1% from $342.8 million in 2002 to $332.1 million in 2003 due to a 4.0% decrease in overall attendance and a 0.6% increase in average ticket price. Concessions and other revenue decreased 1.5% from $163.7 million in 2002 to $161.0 million in 2003 due to (1) the attendance decrease, (2) a 0.9% increase in concession sales per patron and (3) a $2.1 million increase in other revenues. Other revenues consist of game machine revenue, screen advertising, family entertainment center revenue and other miscellaneous items.

     For the year ended December 31, 2002, our attendance per average screen was 30,784, our average admission price was $4.90, and our average concession sale per patron was $2.17. For the year ended December 31, 2003, our attendance per average screen was 29,835, our average admission price was $4.93, and our average concession sale per patron was $2.19. As a result of the decrease in attendance, our revenues per average screen decreased 1.7% from $222,735 to $218,956.

     We operated 308 theatres with 2,262 screens at December 31, 2002 and 299 theatres with 2,253 screens at December 31, 2003.

     Cost of operations. Total theatre operating costs, including film exhibition costs, concession costs and other theatre operating costs, decreased 2.9% from $391.3 million to $380.1 million. As a percentage of total revenues, cost of operations decreased from 77.3% to 77.1%. This was the result of improvement in concession cost of sales and improved operating leverage driven primarily by cost control measures and by an increase in other revenues of approximately $2.1 million over 2002. Film exhibition costs decreased 4.7% from $189.3 to $180.4 due to a decrease in admission sales offset by improved film rental arrangements.

     General and administrative expenses. General and administrative expenses increased 2.0% from $15.0 million to $15.3 million. This increase resulted primarily from an increase in non-cash deferred compensation charges from $3.6 million to $6.0 million, offset by cost control measures. As a percentage of total revenues, general and administrative costs increased from 3.0% to 3.1%.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased 1.2% from $32.1 million to $31.7 million as a result of our having fewer screens in operation. The impairment charge of $132.2 million in 2001 resulted in depreciation and amortization expenses for 2002 being approximately $13.6 million lower than they otherwise would have been.

     Gain on sales of property and equipment. Gains on sales of property and equipment increased from $0.7 million in 2002 to $3.0 million in 2003 due to the sale of 12 theatres and four parcels of land in 2003.

     Impairment Charge. The company recognized a non-cash impairment charge on long-lived assets in 2003 of $1.1 million due to changes in fundamental conditions in three of our markets, which were effected by competition. There was no comparable charge in 2002.

     Interest expense. Total interest for the year 2003 decreased from $102.8 million to $39.8 million. At emergence from chapter 11 on January 31, 2002, all past interest was required to be recognized. Excluding bankruptcy related items, interest for 2002 would have been approximately $47.5 million. The reduction in interest expense relates to scheduled amortization as well as mandatory prepayments as defined in our credit agreements.

     Income tax expense (benefit). During the quarter ended December 31, 2003, we determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $79.9 million valuation allowance was released creating an income tax benefit for 2003. The positive evidence management considered included operating income for 2002 and 2003, our subsequent stock offering and refinancing, resulting in significant prospective interest expense reduction, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets. We recognized an income tax benefit of $75.3 million in 2003. Additionally, we will pay approximately $500 thousand in alternative minimum taxes for the year ended December 31, 2003. The income tax benefit recorded in 2002 is the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. As is customary, the Internal Revenue Service reviews refunds of this size. This review was completed on November 25, 2003 with no adjustments made by the Internal Revenue Service. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes.

     Reorganization costs. We incurred reorganization costs of $20.5 million in 2002, including $8.0 million of professional fees and $8.9 million in non-cash transactions related to the extinguishment of pre-bankruptcy debt and other items totaling $3.6 million. Reorganization costs for 2003 consisted of a credit of $4.8 million as a result of changes in estimates on liabilities subject to compromise, partially offset by $0.7 million of professional and other expenses.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

     Revenues. Total revenues increased 11.0% from $457.0 million for the year ended December 31, 2001 to $506.5 million for the year ended December 31, 2002 as a result of increased attendance driving up admissions and concessions revenues, partially offset by the reduced number of screens. Admissions increased 9.9% from $311.8 million in 2001 to $342.8 million in 2002 due to an 8.3% increase in overall attendance and a 1.5% increase in average ticket price.

Concessions and other revenue increased 13.2% from $145.1 million in 2001 to $164.3 million in 2002 due to (1) the attendance increase, (2) a 3.2% increase in concession sales per patron and (3) a $3.3 million increase in other revenues.

     For the year ended December 31, 2001, our attendance per average screen was 27,083, our average admission price was $4.83 and our average concession sale per patron was $2.10. For the year ended December 31, 2002, our attendance per average screen was 30,781, our average admission price was $4.90, and our average concession sale per patron was $2.17. As a result of these increases, our revenues per average screen increased 16.5% from $191,513 to $223,038.

     We operated 323 theatres with 2,333 screens at December 31, 2001 and 308 theatres with 2,262 screens at December 31, 2002.

     Cost of operations. Total theatre operating costs, including film exhibition costs, concession costs and other theatre operating costs, increased 4.8% from $373.4 million to $391.3 million. As a percentage of total revenues, cost of operations decreased from 81.7% to 77.2%. This was the result of improvement in concession cost of sales and improved operating leverage driven primarily by higher attendance and by an increase in other revenues of approximately $3.3 million over 2001. Film exhibition costs increased 10.6% from $171.2 million to $189.3 million due to an increase in admission sales.

     General and administrative expenses. General and administrative expenses increased 70.5% from $8.8 million to $15.0 million. This increase resulted primarily from non-cash deferred compensation charges of $3.6 million as described in Notes 1 and 12 of the notes to annual audited consolidated financial statements and the write-off of $552,000 of professional fees relating to our proposed equity offering that was suspended due to the decline in general market conditions. As a percentage of total revenues, general and administrative costs increased from 1.9% to 3.0%.

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

     Interest expense. Total interest for the year 2002 increased to $102.8 million from $6.1 million in 2001. For the year ended 2002, interest expense included $55.3 million of contractual interest related to prior periods which was not recorded until approval of the reorganization plan in accordance with SOP 90-7.

     Income tax expense. We recognized no income tax expense or benefit in 2001. The income tax benefit recorded in 2002 is the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. As is customary, the Internal Revenue Service reviews refunds of this size. This review was completed on November 25, 2003 with no adjustments made by the Internal Revenue Service

     Reorganization costs. We incurred reorganization costs of $19.5 million during 2001, including $8.2 million of professional fees and $16.4 million of asset impairments directly related to actions taken under the reorganization including, among other things, lease rejections. These costs have been offset by $3.1 million of interest income and gains on asset sales and $2.0 million in other expenses subsequent to the date we filed for bankruptcy under chapter 11. We also incurred reorganization costs of $20.5 million in 2002, including $8.0 million for professional fees and $8.9 million in non-cash transactions related to the extinguishment of pre-bankruptcy debt, as well as other items totaling $3.6 million.

Liquidity and Capital Resources

Recent Developments

     On February 4, 2004 we completed a public offering of 4,850,000 shares of our common stock (3,000,000 of which were issued and sold by us and 1,850,000 of which were sold by selling stockholders; an additional 675,000 shares were sold by certain selling stockholders on February 11, 2004 pursuant to an underwriters’ over-allotment option), priced at $32.00 per share. Net proceeds to us, after discounts and estimated expenses, were $89.2 million. In addition, we also completed a private offering of 7.500% senior subordinated notes due 2014 to institutional investors for net proceeds, after discounts and estimated expenses, of $143.9 million and new senior secured credit facilities consisting of a $50 million revolving credit facility and a $100 million five-year term loan.

     We used the proceeds from the common stock offering, the new senior subordinated notes and the new term loan credit facility, as well as existing cash, to repay the outstanding balance under the post-bankruptcy term loan credit agreement, tender for or redeem our existing 10 3/8% senior subordinated notes, repay a portion of our long-term trade payables and pay related transaction fees and expenses. See “Material Credit Agreements and Covenant Compliance” below for further discussion of our debt.

     Below is an adjusted presentation of selected balance sheet items had these transactions occurred as of December 31, 2003.

	As Reported	As Adjusted
Cash and cash equivalents	$41,236	$31,489
Total assets	604,320	607,352

Current liabilities	73,676	73,176
Long-term debt (net)	323,050	250,000
Capital leases (net)	51,478	51,478
Long-term trade payables (net)	7,988	—
Liabilities subject to compromise	21,521	21,521
Stockholders’ equity	126,607	211,177

Total liabilities and stockholders’ equity	$604,320	$607,352

General

     Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $38.1 million as of December 31, 2002 compared to a working capital deficit of $17.7 million at December 31, 2003. The change in working capital as of December 31, 2003 reflects a reduction in cash related to payments made to long-term debt under our reorganization plan and a reclassification of recoverable construction allowances from current to long-term, offset by the effect of Financial Accounting Standard No. 6 “Classification of Short-Term Obligations Expected to be Refinanced.”

     We had a working capital deficit of $54.7 million at December 31, 2001 compared to a working capital deficit of $38.1 million as of December 31, 2002. The working capital deficit as of December 31, 2002 reflects cash settlements required at emergence from chapter 11, as well as, mandatory payments defined in the plan of reorganization. The deficit was funded through anticipated operating cash flows as well as the ability to draw from our new revolving credit agreement. At February 4, 2004, we had available borrowing capacity of $50 million under our new revolving credit agreement. As of December 31, 2003 we had approximately $41.2 million in cash and cash equivalents on hand.

     We amended our post-bankruptcy term loan credit agreement and our post-bankruptcy revolving credit agreement in October of 2003. Pursuant to our amended post-bankruptcy credit agreements, our capital expenditures were limited to $25 million in each of 2004, 2005 and 2006; provided, however, that unused capital expenditures for a given year would have been applied to increase the capital expenditure limit for the following year. For the year ended December 31, 2003, we made capital expenditures of approximately $18.8 million. As discussed below under “Material Credit Agreements and Covenant Compliance” we refinanced our post-bankruptcy credit facilities subsequent to December 31, 2003. Our new revolving credit agreement limits our annual capital expenditures to $35 million per year, plus any unused portion may be carried over to the succeeding year. We anticipate using the maximum amount allowed for the foreseeable future.

     Net cash provided by operating activities was $15.6 million for the year ended December 31, 2002 compared to net cash provided by operating activities of $51.8 million for the year ended December 31, 2003. This change is due to increased profit from operations related primarily to lower interest expenses, offset by changes in accounts payable, payments to general unsecured creditors and other reorganization items. Net cash used in investing activities was $14.5 million for the year ended December 31, 2002 compared to net cash used in investing activities of $12.1 million for the year ended December 31, 2003. For the year ended December 31, 2002 net cash used in financing activities was $41.7 million compared to $51.9 million for the year ended December 31, 2003.

     Net cash provided by operating activities was $49.4 million for the twelve months ended December 31, 2001, compared to net cash provided by operating activities of $15.6 million for the twelve months ended December 31, 2002. The decrease in cash flow from operating activities was primarily due to cash requirements, primarily interest, payable at emergence from bankruptcy and changes in certain operating assets and liabilities. Net cash used in investing activities was $1.0 million for the year ended December 31, 2001 as compared to $14.5 million in 2002. This increase in cash used in investing activities was primarily due to emergence from chapter 11, which allowed us to increase capital spending. For the year ended December 31, 2001 cash used in financing activities was $6.8 million compared to $41.7 million in 2002. The increase in cash used in financing activities was primarily due to scheduled and mandatory payment requirements of our long-term debt agreements.

     Our liquidity needs are funded by operating cash flow, sales of surplus assets, availability under our new credit agreements and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season or summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the film product, any time during the calendar year, will have the most dramatic impact on our cash needs.

     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our new credit agreements will be adequate to meet our liquidity needs for the next twelve months. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under any of our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of the senior debt, to issue a payment blockage to the more junior debt. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under chapter 11 in August 2000, as described in “Our Reorganization.”

     We cannot make assurances that our business will continue to generate significant cash flow to fund our liquidity needs. We are dependent to a large degree on the public’s acceptance of the films released by the studios. We are also subject to a high degree of competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into technical default under our debt instruments as described above. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.

Material Credit Agreements and Covenant Compliance

     As described below, our credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness, limit capital expenditures, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows. Upon our emergence from bankruptcy our indebtedness consisted of (1) a term loan credit agreement, the post-bankruptcy term loan credit agreement; (2) a revolving credit agreement, the post-bankruptcy revolving credit agreement; and (3) 10 3/8% senior subordinated notes. In a series of transactions completed on February 4, 2004, we replaced the post bankruptcy term loan credit agreement, the post-bankruptcy revolving credit agreement and the 10 3/8% senior subordinated notes with the indebtedness described below.

New Financing Transactions

     On February 4, 2004, we completed an offering of $150 million of 7.500% senior subordinated notes due 2014 to institutional investors and entered into new senior secured credit facilities consisting of a $50 million revolving credit facility and a $100 million five-year term loan. We used the proceeds from the new senior subordinated notes, the new credit facilities and excess cash to refinance our post-bankruptcy term loan, tender for or redeem our 10 3/8% senior subordinated notes, repaid a portion of our long-term trade payables and paid related transaction fees and expenses. Under the indenture that governs the notes and the agreements related to the new senior secured credit facilities, we will continue to be subject to customary covenants. However, these covenants do not currently prohibit us from paying dividends. A description of the new credit facilities and the new notes is provided below.

New Revolving Credit Facility

     On February 4, 2004, we entered into a new revolving credit facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and Wells Fargo Foothill, Inc. as administrative agent and collateral agent. The revolving credit facility provides for borrowings of up to $50.0 million. The interest rate for borrowings under the new revolving credit facility is set from time to time at our option (subject to certain conditions set forth in the new revolving credit facility) at either: (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25% per annum. The final maturity date of the facility is August 4, 2008.

     The new revolving credit facility contains covenants which, among other things, restrict our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments;

•	create liens on our assets;

•	make certain investments;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of our assets.

     Our new revolving credit facility generally prohibits us from incurring any additional indebtedness or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In addition, our new revolving credit facility places certain restrictions on our ability to make capital expenditures. The new revolving credit facility also contains financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the new revolving credit facility.

     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the new revolving credit facility, in which case, the agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the new revolving credit facility with respect to additional advances and may declare all or any portion of the obligations due and payable. As of the date we entered into this facility, we believe we were in compliance with all our financial covenants. Other events of default under the new revolving credit facility include:

•	our failure to pay principal or interest on the loans when due and payable, or our failure to pay certain expenses;

•	the occurrence of a change of control, as defined in the agreement; or

•	a breach or default by us or our subsidiaries under, or the termination of, the indenture relating to the notes.

     Borrowings under the new revolving credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets, including the capital stock of our subsidiaries. All of our subsidiaries guaranteed our obligations under the new revolving credit facility.

New Term Loan Facility

     On February 4, 2004, we entered into a new term loan facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and National City Bank as administrative agent and collateral agent. The new term loan facility provides for borrowings of $100.0 million, which were drawn on the closing of the facility. The interest rate for the borrowings under the new term loan facility is equal to, at our option, (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25%. The final maturity date of the loan is February 4, 2009.

     The new term loan facility contains certain negative covenants which among other things, restrict our ability to:

•	incur additional debt;

•	pay dividends or distributions on, or redeem or repurchase, our capital stock;

•	make investments;

•	engage in transactions with affiliates;

•	create liens on assets;

•	transfer or sell assets;

•	guarantee debt;

•	restrict dividend payments to us; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

     The lenders under the new term loan facility have a second priority security interest in substantially all our tangible and intangible assets, including the capital stock of our subsidiaries. All of the security interests and liens that secure the new term loan facility are junior and subordinate to the liens and security interests of the collateral agent under the new revolving facility. Our subsidiaries guaranteed our obligations under the new term loan facility.

     We may voluntarily pre-pay the term loan, in whole or in part, at (1) 103.0% of the amount repaid if such repayment occurs on or prior to the first anniversary of the closing of the new term loan facility; (2) 102.0% of the amount repaid if such repayment occurs after the first anniversary but before the second anniversary; (3) 101.0% of the amount repaid if such repayment occurs after the second anniversary but before the third anniversary and (4) 100% of the amount repaid if such repayment occurs after the third anniversary.

New Senior Subordinated Notes

     On February 4, 2004, we completed an offering of $150 million in aggregate principal amount of 7.500% senior subordinated notes due February 15, 2014 to institutional investors.

     The indenture contains covenants, which, among other things, restrict our ability to:

•	make restricted payments;

•	consolidate, merge or otherwise transfer all or substantially all of our assets;

•	incur additional indebtedness;

•	issue certain types of stock; and

•	enter into transactions with affiliates.

     In addition, under the terms of the indenture governing the new notes, we are prohibited from incurring any subordinated debt that is senior in any respect in right of payment to the new notes. We intend to register the notes with the Securities and Exchange Commission in 2004.

     Upon a change of control, as defined in the indenture, subject to certain exceptions, we are required to offer to repurchase from each holder all or any part of each holder’s notes at a purchase price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.

     The indenture contains customary events of default for agreements of that type, including payment defaults, covenant defaults and bankruptcy defaults. If any event of default under the new indenture occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

     Our subsidiaries have guaranteed the notes that are junior and subordinated to the subsidiary guarantees of our senior debt on the same basis as the notes are junior and subordinated to the senior debt. Interest at 7.500% per annum from the issue date to maturity is payable on the notes each February 15 and August 15. The notes are redeemable at our option under certain conditions.

Contractual Obligations

     As of February 4, 2004, we refinanced our long-term debt obligations. Had this occurred as of December 31, 2003, our long-term debt obligations, obligations to general unsecured creditors pursuant to the plan of reorganization and future minimum payments under capital leases and operating leases with terms over one year and the agreement with our chief executive officer (except as indicated) would have been as follows:

	Payments Due by Period (in thousands)
	One Year			After 5
	or Less	2-3 Years	4-5 Years	Years	Total
Term loan credit agreement (1)	$—	$—	$100,000	$—	$100,000
Revolving credit agreement (2)	—	—	50,000	—	50,000
7.500% senior subordinated notes (3)	—	—	—	150,000	150,000
General unsecured creditors (4)	—	—	21,521	—	21,521
Industrial revenue bond	707	—	—	—	707
Capital lease obligations	7,867	15,646	15,667	89,958	129,138
Operating leases	40,187	80,983	73,916	317,565	512,651
Employment agreement with Chief Executive Officer (5)	850	1,700	850	—	3,400

Total contractual cash obligations (6)	$49,611	$98,329	$261,954	$557,523	$967,417

(1)	The term loan has a maturity date of February 4, 2009.

(2)	The revolving credit agreement has a maturity date of August 4, 2008. This presentation assumes the full $50 million commitment is outstanding and payable.

(3)	The maturity date for the 7.500% senior subordinated notes is February 15, 2014.

(4)	Our general unsecured creditors are due semi-annual payments of $2.5 million plus interest with a maturity of January 31, 2007.

(5)	The employment agreement with our Chief Executive Officer provides for compensation of $850,000 per year for five years commencing January 31, 2002. The above table does not include bonus payments of up to 50% of his base salary if certain performance goals are achieved.

(6)	Had we not refinanced our long-term debt obligations, our total contractual obligations would have been as follows:

One Year or Less	2-3 Years	4-5 Years	After 5 years	Total

$49,611	$98,329	$330,690	$561,838	$1,040,468

Off-Balance Sheet Arrangements

     As of December 31, 2003, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

MoviePlex Lease

     To secure our master lease in 2002, we granted MoviePlex an express contract lien, in addition to MoviePlex’s statutory lien as landlord, on and a security interest in all equipment, inventory, fixtures and other personal property which is located on the leased premises or used in connection therewith and upon all proceeds thereof.

     A default under the new master lease includes our failure to pay rent or perform under certain conditions, our being adjudged bankrupt or the judicial seizure of our assets, or the occurrence of a change of control of Carmike. Under the new master lease, a change of control is any event, transaction or occurrence as a result of which (1) our stockholders cease to own and control all of the economic and voting rights associated with ownership of at least 30% of our outstanding capital stock of all classes on a fully diluted basis, or (2) we cease to own and control all of the economic and voting rights associated with all of the outstanding capital stock of any of our subsidiaries (except that a particular qualified buyer transaction is not a change of control under the new master lease).

     The new master lease has been collaterally assigned to Wachovia Bank, National Association, in its capacity as agent under the reimbursement agreement dated as of November 20, 1997, as amended, among MoviePlex, certain lenders and Wachovia Bank, as agent, pursuant to a mortgage and an assignment of rents as to each of six properties, to secure MoviePlex’s obligations to such lenders under the reimbursement agreement. At the end of the new master lease term, or if the lease is terminated by reason of our default, the furniture, fixtures and equipment located in the theatres will become the property of the lenders. In addition, the lenders have released their liens on the other assets that secured the MoviePlex obligations.

Asset Impairments

     In 2001 and 2003, we identified impairments of asset values for certain theatres and a joint venture investment in three movie theatre-entertainment complexes which we reflected as operating expenses in our consolidated financial statements. Based on our analysis, no such charges were required in 2002. The table below sets out certain information concerning these impairments:

(in millions except number of theatres and screens)	2001	2003
Annual impairment charge included in operations	$132.2	$1.1
Impairment charge included in reorganization costs	16.4	—

Total impairment charge	148.6	1.1
Reduction in carrying values	235.1	3.0
Reduction in accumulated depreciation and amortization expenses	$(86.5)	$(1.9)
Number of theatres affected	287	4
Number of screens affected	2,126	27

     The impairment charge in 2003 was primarily caused by reductions in estimated theatre cash flows due to the impact of new or increased competition on certain older, auditorium-style theatres, negative evaluation of the operating results produced from theatres previously converted to discount theatres, or our inability to improve a marginal theatre’s operating results to a level that would support the carrying value of the long-lived assets.

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

     We had approximately $23.4 million of goodwill recorded at December 31, 2003 and 2002. The goodwill values arose from our acquisitions during the period from 1982 through 1997. The Company considers all of its consolidated operations as a reporting unit for SFAS No. 142. See note 4 of notes to audited annual consolidated financial statements.

Critical Accounting Policies

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to leasing transactions, depreciation of property and equipment, income taxes, litigation and other contingencies and, in particular, those related to impairment of long-lived assets including goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions and such difference could be material. All critical accounting estimates have been discussed with our audit committee.

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

Impairment of Property and Equipment, Including Goodwill

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In general, SFAS No. 142 requires that we assess the fair value of the net assets underlying our acquisition related goodwill on a business by business basis. We consider all of our consolidated operations to be our reporting unit for SFAS No. 142 purposes. We evaluate goodwill impairment by comparing discounted cash flows against carrying values. Where that fair value is less than the related carrying value, we have reduced the amount of the goodwill. These reductions were made retroactive to January 1, 2002. SFAS No. 142 also requires that we discontinue the amortization of our acquisition related goodwill. As of December 31, 2003, our financial statements included acquisition related goodwill of $23.4 million, net of previous amortization.

     We account for our property and equipment in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically review and monitor our internal management reports and the competition in our markets for indicators of impairment. We consider a trend of operating results that are not in line with management’s expectations to be the primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from our own expansion. For purposes of SFAS No. 144, assets are evaluated for impairment at the theatre level except when multiple theatres are located in the same geographic area. Management believes this is the lowest level for which there are identifiable cash flows. We deem there to be an impairment if a forecast of undiscounted future operating cash flows directly related to the theatre or market, including estimated disposal value if any, is less than its carrying amount. If there is a determination of an impairment, the loss is measured as the amount by which the carrying amount of the theatre or market exceeds its fair value. Fair value is based on management’s estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     See “Asset Impairments” above for additional information regarding the effects on the 2003 and 2001 consolidated financial statements.

Bankruptcy Matters

     As debtors-in-possession, we had the right, subject to bankruptcy court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during our reorganization. Any damages resulting from rejection of executory contracts or unexpired leases were treated as general unsecured claims in our reorganization. During our reorganization, we received approval from the bankruptcy court to reject theatre leases on 136 of our theatre locations. We estimate that our aggregate liability at December 31, 2003 for general unsecured creditors is approximately $29.5 million, which includes our estimated liability for damages resulting from the rejection of executory contracts and unexpired leases which we have not already paid. As of December 31, 2003, total accrued interest on those claims was $3.7 million. Of these claims, $21.5 million are disputed. As such, we cannot presently determine with certainty the ultimate liability that may result; however, the bankruptcy court still maintains jurisdiction over certain matters related to the implementation of the plan of reorganization, including the unresolved disputed claims. We have made our best estimate of such liability given the facts available at this time. If we are unable to resolve these claims with the unsecured creditors we may petition the bankruptcy court to resolve them.

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

Percentage Rent

     Several leases have a contingent component called percentage rent. Percentage rent is based on a percentage of defined revenue factors over a fixed breakpoint for the lease year as described within the lease. We accrue for this contingent liability monthly based on the trailing twelve months activity of the affected theatre. Payment of this liability is defined within the lease and the accrual is reconciled at the end of the lease year.

Income Taxes

     We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities, measured by enacted tax rates.

     In 2000 we established a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We periodically review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2003, we determined that it is more likely than not that the deferred tax assets will be realized in the future. Accordingly, the valuation of approximately $79.9 million was released and a deferred tax asset of $73.9 million was recognized.

Impact of Recently Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is currently effective for all new variable interest entities created or acquired after February 1, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We currently believe adoption of FIN 46 will not have a material effect on our results of operations and financial condition.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We do not currently have any such instruments and therefore the adoption of SFAS No. 150 did not have an impact on our financial condition, results of operations or cash flows.

Information About Forward-Looking Statements

     This annual report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our strategies, sources of liquidity, and the opening of new theatres during 2004.

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

     Interest paid on our debt is largely subject to changes in interest rates in the market. Our new revolving credit agreement and our new five-year term loan credit agreement are based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our $100 million term loan credit agreement, $1 million on an annual basis. If our $50 million revolving credit agreement was fully drawn a 1% increase in interest rates would increase interest expenses $500,000 on an annual basis. The interest rate on our 7.500% senior subordinated notes is fixed and changes in interest rates will have no effect on annual interest expense.

     A substantial number of our theatre leases have increases contingent on Consumer Price Index (“CPI”) changes. A 1.0% change in CPI would not have a material effect on rent expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements for the year ended December 31, 2003.

Report Of Independent Auditors

To The Board of Directors and Shareholders of Carmike Cinemas, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carmike Cinemas, Inc and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audit, the financial statement schedule as of and for the year ended December 31, 2003 listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  PricewaterhouseCoopers LLP

March 18, 2004

Report Of Independent Auditors

Board of Directors and Shareholders
Carmike Cinemas, Inc.

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmike Cinemas, Inc. and subsidiaries at December 31, 2002 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 3, 2003

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$41,236	$53,491
Accounts and notes receivable	2,061	1,574
Inventories	1,577	2,308
Recoverable construction allowances	355	—
Prepaid expenses	10,714	9,367

Total current assets	55,943	66,740
Other assets:
Investment in and advances to partnerships	6,952	6,542
Deferred income tax asset	73,852	—
Other	23,388	20,923

Total other assets	104,192	27,465
Property and equipment:
Land	44,561	48,213
Building and improvements	151,761	158,352
Leasehold improvements	237,769	222,827
Leasehold interest	5,841	5,841
Equipment	185,413	183,171

Total property and equipment	625,345	618,404
Accumulated depreciation	(204,514)	(179,236)

Property and equipment, net of accumulated depreciation	420,831	439,168
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$604,320	$556,727

See accompanying notes.

	December 31,
	2003	2002
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$27,362	$31,946
Accrued expenses	44,412	45,820
Current maturities of long-term indebtedness and capital lease obligations	1,902	27,051

Total current liabilities	73,676	104,817
Long-term liabilities:
Long-term debt, less current maturities	323,050	339,044
Capital lease obligations, less current maturities	51,478	52,673
Long-term trade payables, less current maturities	7,988	7,693
Deferred income taxes	—	1,927

	382,516	401,337
Liabilities Subject to Compromise	21,521	37,367
Stockholders’ equity:
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at December 31, 2003	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 9,148,012 shares and 9,088,512 shares at December 31, 2003 and 2002, respectively.	275	273
Paid-in capital	214,270	208,249
Retained deficit	(87,938)	(195,316)

	126,607	13,206

Total liabilities and stockholders’ equity	$604,320	$556,727

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Admissions	$332,070	$342,839	$311,818
Concessions and other	161,015	163,668	145,132

	493,085	506,507	456,950
Costs and expenses:
Film exhibition costs	180,403	189,265	171,207
Concession costs	17,985	19,233	20,184
Other theatre operating costs	181,678	182,841	182,054
General and administrative expenses	15,335	14,983	8,846
Depreciation and amortization expenses	31,744	32,079	42,153
Gain on sales of property and equipment	(3,023)	(681)	—
Impairment charge	1,148	—	132,207

	425,270	437,720	556,651

Operating income (loss)	67,815	68,787	(99,701)
Interest expense (Contractual interest was $40,505, $47,468 and $44,651 for the years ended December 31, 2003, 2002 and 2001, respectively )	39,825	102,773	6,138

Net income (loss) before reorganization costs and income taxes	27,990	(33,986)	(105,839)
Reorganization costs	(4,109)	20,547	19,548

Net income (loss) before income taxes	32,099	(54,533)	(125,387)
Income tax expense (benefit)	(75,279)	(14,706)	—

Net income (loss) available for common stockholders	$107,378	$(39,827)	$(125,387)

Weighted average shares outstanding:
Basic	8,991	9,195	11,344
Diluted	9,448	9,195	11,344

Income (loss) per common share:
Basic	$11.94	$(4.33)	$(11.05)
Diluted	$11.37	$(4.33)	$(11.05)

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$107,378	$(39,827)	$(125,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,744	32,079	42,153
Impairment charge	1,148	—	132,207
Deferred income taxes	(75,279)	—	—
Non-cash deferred compensation	6,023	3,614	—
Non-cash reorganization items	(5,940)	13,528	9,064
Gain on sales of property and equipment	(3,023)	(681)	—
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	468	(427)	3,544
Prepaid expenses and other assets	(4,254)	10,702	(7,313)
Accounts payable	(4,584)	5,420	3,193
Accrued expenses and other liabilities	(1,871)	(8,849)	(8,040)

Net cash provided by operating activities	51,810	15,559	49,421
Investing activities
Purchases of property and equipment	(18,838)	(18,023)	(9,191)
Proceeds from sale of property and equipment	6,722	3,475	8,197

Net cash used in investing activities	(12,116)	(14,548)	(994)
Financing activities
Debt:
Additional borrowing, net of debt issuance costs	—	21,705	—
Repayments of long-term debt (including prepayment penalties)	(50,754)	(64,061)	(10,432)
Repayments of capital lease obligations	(1,195)	(1,965)	(1,547)
Recoverable construction allowances under capital leases	—	2,614	5,217

Net cash used in financing activities	(51,949)	(41,707)	(6,762)

Increase (decrease) in cash and cash equivalents	(12,255)	(40,696)	41,665
Cash and cash equivalents at beginning of year	53,491	94,187	52,522

Cash and cash equivalents at end of year	$41,236	$53,491	$94,187

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

Series A Cumulative
	Convertible Exchangeable		Class A Common
	Preferred Stock		Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	550	$550	10,018	$301
Net loss	—	—	—	—

Balance at December 31, 2001	550	550	10,018	301
Emergence from bankruptcy	(550)	(550)	(10,018)	(301)
Net loss	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2002	—	—	—	—
Net income	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2003	—	$—	—	$—

Class B Common
Stock		Treasury Stock		New Common Stock
						Paid-in	Retained
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
1,371	$41	(45)	$(441)	—	$—	$158,771	$(30,102)	$129,120
—	—	—	—	—	—	—	(125,387)	(125,387)

1,371	41	(45)	(441)	—	—	158,771	(155,489)	3,733
(1,371)	(41)	45	441	8,991	270	45,866	—	45,685
—	—	—	—	—	—	—	(39,827)	(39,827)
—	—	—	—	97	3	3,612	—	3,615

—	—	—	—	9,088	273	208,249	(195,316)	13,206
—	—	—	—	—	—	—	107,378	107,378
—	—	—	—	62	2	6,021	—	6,023

—	$—	—	$—	9,150	$275	$214,270	$(87,938)	$126,607

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
December 31, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business

The primary business of the Company is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. The Company considers itself to be in a single segment. Substantially all revenues are received in cash and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 99.8%, 97.7% and 97.3% of the Company’s admission revenues in 2003, 2002 and 2001, respectively.

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

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 were $31.7 million, $32.1 million and $42.2 million, respectively.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), effective January 1, 2002. Accordingly, the amortization of goodwill ceased as of January 1, 2002. Goodwill represents the excess of purchase price over the fair value of net tangible assets acquired. SFAS No. 142 required companies with goodwill to complete an initial impairment test by June 30, 2002. The Company considers all of its consolidated operations as a reporting unit for SFAS No. 142. We evaluate goodwill impairment by comparing discounted cash flows against carrying values. In the fourth quarter of 2003, the Company completed its annual review of its goodwill for impairment as of December 31, 2003, and did not identify an asset impairment as a result of the review. The Company will continue to review its goodwill annually for impairment.

Adoption of the non-amortization provisions of SFAS No. 142 as of January 1, 2001 would have reduced net loss for the year ended December 31, 2001 by $ 1.5 million, or $0.13 per diluted share per period.

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

Impairment of Property and Equipment

The Company accounts for its property and equipment in accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company annually reviews and monitors its internal management reports and the competition in its markets for indicators of impairment.

The Company considers a trend of operating results that are not in agreement with management’s expectations to be its primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from the Company’s own expansion. For purposes of SFAS No. 144, property and equipment are evaluated for impairment at the theatre level except when multiple theatres are located in the same geographical area. The Company deems a theatre or market to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre or market, including estimated disposal value if any, is less than its carrying amount. If a theatre or market is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatres within the market exceeds its fair value. Fair value is based on management’s estimates, which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. For the year ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $75.3 million.

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

At December 31, 2003, the Company had three stock based compensation plans. The plans are: (i) the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”), (ii) the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”) and (iii) the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”). There are 1,000,000 shares of Common Stock reserved for issuance under the 2002 Stock Plan. The Board of Directors has approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to Mr. Patrick’s employment agreement, these shares will be delivered over a three year period beginning in 2005. In May 2002, the stock option committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of the Company’s senior management (198,750 of which may still be earned and/or vested). These shares are to be earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieves specific performance goals set for the executive to be achieved during each of these years. In some instances the executive may earn partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company. One of the seven grants to senior executives includes a grant of 35,000 shares to P. Lamar Fields, a former employee of the Company. Pursuant to an agreement with Mr. Fields, the Company will deliver to Mr. Fields the 17,000 shares earned in connection with his performance in 2002. These 17,000 shares shall vest on January 31, 2005. All such shares under the 2002 Stock Plan have a zero cost to the grantee. The seven grants to senior management and the former employee are expensed using variable accounting and the grant to Mr. Patrick is expensed using fixed accounting.

The Board of Directors has reserved 75,000 shares of Common Stock for issuance under the Directors Incentive Plan. In connection with the adoption of the Directors Incentive Plan, the Board of Directors authorized option grants to two independent directors, Alan J. Hirschfield and Roland C. Smith. Upon stockholder approval of the Directors Incentive Plan on August 14, 2002, Mr. Hirschfield and Mr. Smith each received options to purchase 5,000 shares of Common Stock at an exercise price of $19.95 per share which were fully vested on the date of grant. In addition, on June 2, 2003, S. David Passman III, an independent director, received options to purchase 5,000 shares of Common Stock at an exercise price of $21.40 per share which were fully vested on the date of grant. The Board of Directors has also reserved 500,000 shares of Common Stock for issuance under the Employee Incentive Plan. On March 7, 2003, the Compensation Committee approved the grant of options to purchase an aggregate of 150,000 shares with an exercise price of $21.79 to three members of the Company’s senior management and on December 18, 2003 approved the grant of options to purchase an aggregate of 180,000 shares with an exercise price of $35.63 to six of the Company’s executive officers under the Employee Incentive Plan. Half of the shares granted on March 7, 2003 will vest on December 31, 2005 and the other half will vest on December 31, 2006. Of the shares granted on December 18, 2003, one-third will vest on December 31, 2005, one-third will vest on December 31, 2006 and one-third will vest on December 31, 2007.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the 2002 and 2003 Statement of Operations is $3.6 million and $6.0 million, respectively, of stock-based employee compensation cost related to the stock grants ($2.9 million and $2.9 million, respectively, from fixed accounting and $0.7 million and $3.1 million, respectively, from variable accounting.)

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

	2003	2002	2001*
Expected life (years)	9.0	9.0	N/A
Risk-free interest rate	4.34%	4.19%	N/A
Dividend yield	0.0%	0.0%	N/A
Expected volatility	0.40	0.40	N/A

*	No options were granted in 2001

The estimated fair value of the options granted during 2003 was $12.12 per share. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic income (loss) per share would have increased (decreased) to the following amounts (in thousands, except share data):

	2003	2002	2001
Net income (loss):
As reported	$107,378	$(39,827)	$(125,387)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418)	(416)	—

Pro forma – for SFAS No. 123	106,960	(40,243)	(125,387)

Basic net earnings (loss) per share:
As reported	$11.94	$(4.33)	$(11.05)
Pro forma – for SFAS No. 123	11.90	(4.37)	(11.05)

Diluted net earnings (loss) per share:
As reported	$11.37	$(4.33)	$(11.05)
Pro forma – for SFAS No. 123	11.32	(4.37)	(11.05)

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

	For Year Ended December 31,
(in 000’s except per share data)	2003	2002	2001
Weighted average shares outstanding	9,150	9,292	11,344
Less restrictive stock issued	(159)	(97)	—

	8,991	9,195	11,344
Dilutive Shares:
Restricted stock	66	—	—
Stock grants	378	—	—
Stock options	13	—	—

	9,448	9,195	11,344

Earnings per share:
Basic	$11.94	$(4.33)	$(11.05)
Diluted	$11.37	$(4.33)	$(11.05)

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

Derivatives

The Company recognizes all derivative financial instruments, such as interest rate swap contracts, in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments are either periodically recorded in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. If an interest rate swap agreement is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized to income coincident with the extinguishment. See Note 3 – Liabilities Subject to Compromise, for a discussion of the interest rate swaps terminated at the Petition Date. As of December 31, 2003 the Company had no derivative financial instruments.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is currently effective for all new variable interest entities created or acquired after February 1, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company believes adoption of FIN 46 will not have a material effect on our results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We do not currently have any such instruments and therefore the adoption of SFAS No. 150 did not have an impact on our financial condition, results of operations or cash flows.

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11

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

The Company could not pay pre-petition debts without prior bankruptcy court approval during the Chapter 11 Cases. Immediately after the commencement of the Chapter 11 Cases, the Company sought and obtained several orders from the bankruptcy court which were intended to stabilize its business and enable the Company to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted the Company to operate its consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes owed by the Company; (iv) authorized the Company to pay up to $2.3 million of pre-petition obligations to critical vendors, common carriers and workers’ compensation insurance to aid the Company in maintaining operation of its theatres and approximately $37 million to film distributors; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

As debtors-in-possession, the Company had the right during the reorganization period, subject to bankruptcy court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, the Company received approval from the bankruptcy court to reject theatre leases relating to 136 theatre locations. The Company estimated the ultimate liability that may result from rejecting leases and reported it as Liabilities Subject to Compromise in the balance sheet. However, the ultimate liability may differ from such estimates based on settlements of claims that have or may be filed in the future.

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

Additionally, after the Petition Date, the Company could not declare dividends for its Preferred Stock. Preferred Stock dividends of $7.0 million and $2.3 million were in arrears at December 31, 2001 and 2000. The terms of the Preferred Stock agreement provided, with respect to dividend arrearages, that the dividend accrual rate increases to 8.5%. In view of the Company having ceased making scheduled dividend payments on the Preferred Stock after the Petition Date, the holders of the Preferred Stock designated two additional directors to the Company’s Board of Directors. Also, during the Chapter 11 Cases, the Company reached an agreement to restructure its master lease facility with MoviePlex Realty Leasing, L.L.C. (“MoviePlex”) and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the “New Master Lease”). Under the New Master Lease, Carmike has entered into a new 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The Original MoviePlex Lease was terminated and prepetition defaults of $493,680 under the Original MoviePlex Lease were paid. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.

All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the New Master Lease bear interest from the date which is five days from the date the amounts were due until paid by Carmike at the rate of 2% above the published prime rate of Wachovia Bank,

N.A. Under the New Master Lease, Carmike pays all real estate taxes with respect to the leased premises.

When the plan of reorganization became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation, which cancelled all then existing Class A and Class B Common Stock and Preferred Stock of the Company and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike Common Stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred Stock, par value $1.00 per share. The Company currently has only 12,088,512 shares of reorganized Carmike Common Stock outstanding.

Material features of the plan of reorganization were:

•	The plan of reorganization provided for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized Carmike Common Stock in the aggregate.

•	The holders of Carmike’s cancelled Class A and Class B Common Stock received in the aggregate 22.2% (2,211,261) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	The holders of Carmike’s cancelled Series A Preferred Stock received in the aggregate 41.2% (4,120,000) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Certain holders of $45,685,000 in aggregate principal amount of the cancelled 9 3/8% Senior Subordinated Notes due 2009 issued by Carmike prior to the Chapter 11 Cases (the “Original Senior Subordinated Notes”) received in the aggregate 26.6% (2,660,001) of the ten million (10,000,000) shares of reorganized Carmike Common Stock.

•	Carmike reserved one million (1,000,000) shares of the reorganized Carmike Common Stock for issuance under the 2002 Stock Plan. Under the 2002 Stock Plan, 780,000 have been authorized for issuance to Michael W. Patrick pursuant to his new employment agreement as Chief Executive Officer of the Company, and 220,000 shares have been authorized for issuance to seven other members of senior management.

•	The holders of Bank Claims in the Chapter 11 Cases received New Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Reorganization Date. “Bank Claims” consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. “New Bank Debt” consists of borrowings of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; or (b) 7.75% per annum.

•	Carmike issued $154,315,000 of its former 10 3/8% Senior Subordinated Notes due 2009 in exchange for $154,315,000 aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

•	Leases covering 136 of Carmike’s underperforming theatres were rejected. Lease terminations and settlement agreements are being negotiated for the resolution of lease termination claims, and the restructuring of lease obligations.

•	General unsecured creditors will receive payments in the aggregate of approximately $53.8 million with an annual interest rate of 9.4% in resolution of their allowed claims in Carmike’s reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $21.5 million are disputed as of December 31, 2003. As such, the Company’s ultimate liability for these claims is uncertain and is subject to bankruptcy court resolution. The Company has paid, adjusted by stipulation or changed estimates, as of December 31, 2003, approximately $32.3 million of these claims.

On the effective date of the reorganization, the Company entered into a term loan credit agreement (the “Post-Bankruptcy Credit Agreement”), which governed the terms of the post-bankruptcy Bank Debt. The Company’s subsidiaries guaranteed the Company’s obligations under the Post-Bankruptcy Credit Agreement. The lenders under the Post-Bankruptcy Credit Agreement had (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the equity interests of Company subsidiaries or 50% owned entities; and (iii) a second priority, security interest in substantially all personal property and specified small receivables owned by the Company and its subsidiaries. All of the security interests and liens that secured the post-bankruptcy Bank Debt under the Post-Bankruptcy Credit Agreement were junior and subordinate to the liens and security interests of the collateral agent under the Post-Bankruptcy Revolving Credit Agreement described below.

The final maturity date of the post-bankruptcy Bank Debt under the Post-Bankruptcy Credit Agreement was January 31, 2007. As of December 31, 2003, the principal payments for the Post-Bankruptcy Credit Agreement would have been as follows (in thousands):

June 30, 2004	15,000
December 31, 2004	15,000
June 30, 2005	20,000
December 31, 2005	20,000
June 30, 2006	20,000
January 31, 2007	78,735

$168,735

In addition, the Post-Bankruptcy Credit Agreement contained covenants that required the Company, among other things, to meet certain financial ratios and prohibited the Company from taking certain actions and entering into certain transactions. There were also provisions in the Post-Bankruptcy Credit Agreement as to when the Company could prepay portions of the loans.

Also on the effective date of the reorganization, the Company closed on a revolving credit agreement (the “Post-Bankruptcy Revolving Credit Agreement”) totaling $50 million. The proceeds of advances under the Post-Bankruptcy Revolving Credit Agreement were used to provide working capital financing to the Company and its subsidiaries and for funds for other general corporate purposes of the Company. The Company, on the Reorganization Date, borrowed $20 million of the Post-Bankruptcy Revolving Credit Agreement in partial repayment of its obligations owing to the banks under the Post-Bankruptcy Credit Agreement. As of December 31, 2003, the Company has repaid the borrowed $20 million and has no outstanding balance under the Post-Bankruptcy Revolving Credit Agreement.

The interest rate for borrowings under the Post-Bankruptcy Revolving Credit Agreement was set from time to time at the Company’s option (subject to certain conditions set forth in the Post-Bankruptcy Revolving Credit Agreement) at either: (i) a specified base rate plus 1.75% per annum or (ii) an adjusted LIBOR Rate plus 3.25% per annum, based on the aggregate Revolving Credit Advances (as defined in the Post-Bankruptcy Revolving Credit Agreement) outstanding from time to time. Borrowings under the Post-Bankruptcy Revolving Credit Agreement were secured by first priority security interests in substantially all tangible or intangible property of the Company (but does not include certain equipment or real estate constituting premises subject to the master leasing agreement with MoviePlex Realty Leasing, L.L.C.). The Post-Bankruptcy Revolving Credit Agreement contained covenants that, among other things, prohibited the Company from taking certain actions and entering into certain transactions. There were also provisions in the Post-Bankruptcy Revolving Credit Agreement as to when the Company could prepay portions of the loans.

In addition, on the effective date of the reorganization and pursuant to the plan of reorganization, the Company issued $154,315,000 of its former 10 3/8% Senior Subordinated Notes due 2009, in exchange for $154,315,000 aggregate principal amount of the Original Senior Subordinated Note Claims in the Company’s Chapter 11 Cases relating to the Company’s Original Senior Subordinated Notes due 2009. The remaining $45,685,000 in aggregate principal amount of the Original Senior Subordinated Notes were exchanged under the plan of reorganization for shares of reorganized Carmike Common Stock, as previously described. The 10 3/8% Senior Subordinated Notes were issued pursuant to an Indenture, dated as of January 31, 2002, among the Company, the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (the “Indenture”). The Company’s subsidiary guaranteed the 10 3/8% Senior Subordinated Notes were junior and subordinated on the same basis as the New Senior Subordinated Notes are junior and subordinated to the Company’s post-bankruptcy Senior Debt (as defined in the Indenture and included the debt described above under the Post-Bankruptcy Credit Agreement and Post-Bankruptcy Revolving Credit Agreement). Interest at 10 3/8% per annum from the issue date to maturity was payable on the former Senior Subordinated Notes each February 1 and August 1, beginning February 1, 2002. The 10 3/8% Senior Subordinated Notes were redeemable at the Company’s option under certain conditions after February 1, 2004. Further, the Indenture contained covenants that, among other things, restricted the Company in connection with the incurrence of additional indebtedness not including the debt incurred under the Post-Bankruptcy Credit Agreement and Post-Bankruptcy Revolving Credit Agreement as described below, asset sales, changes of control and transactions with affiliates.

The reorganization value of the assets of the Company immediately before the effective date of the reorganization was greater than the total of all post-petition liabilities and allowed claims and the plan of reorganization does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, the Company will continue to recognize its results on the historical basis of accounting.

Reorganization costs for the periods ended December 31, 2003, 2002 and 2001, respectively, are as follows (in thousands):

	December 31,
	2003	2002	2001
Write-off of origination fees	$—	$8,994	$—
Professional fees	282	8,049	8,210
Asset impairments	—	—	16,419
Gains on sale of assets	—	(15)	(871)
Retention payments	—	—	902
Interest income	—	(92)	(2,240)
Theatre disposition expenses	—	592	—
Change in estimates on claims	(4,754)	—	—
Other	363	3,019	(2,872)

Total reorganization costs	$(4,109)	$20,547	$19,548

Cash used in reorganization activities for 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Professional fees	$(282)	$(8,773)	$(7,927)
Retention payments	—	(283)	(619)
Proceeds from sale of assets	—	15	8,197
Payment of pre-petition liabilities	(11,885)	(8,528)	(15,534)
Interest income	—	107	2,240
Other	—	(1,486)	(886)

	$(12,167)	$(18,948)	$(14,529)

NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Disputed unsecured claims	$20,424	$36,075
Disputed priority claims	1,097	1,292

	$21,521	$37,367

NOTE 4 - IMPAIRMENT OF PROPERTY AND EQUIPMENT

Impairment charges for the years ended December 31, 2003, 2002 and 2001, respectively, are as follows (in thousands):

	2003	2002	2001
Impairment of property and equipment	$1,148	$—	$127,718
Impairment of goodwill	—	—	20,908

Total impairments	1,148	—	148,626
Amounts classified as reorganization	—	—	(16,419)

Impairment charge	$1,148	$—	$132,207

The impairment charge in 2003 was primarily attributable to changes in competition in three of our markets. These changes caused a decrease in profitability in four theatres, which operate 27 screens, to a point below the carrying value of the long-lived assets.

There was no impairment of long-lived assets during the year ended December 31, 2002. During the course of the Chapter 11 proceedings, the Company had the opportunity to reject leases on unprofitable leased theatres, to reassess the longer term value in keeping some of its owned theatres operating and to remove equipment taken from leased and owned theatres. During the fourth quarter of 2001 the Company had sufficient information to assess the impact of lease rejections, the closure of owned theatres, the future viability of our entertainment centers and the effect of surplus equipment. As a result of these reviews, in the fourth quarter of 2001, Carmike identified impairment of asset values for 287 theatres and 2,126 screens (the “2001 Impairment Charge”). The 2001 Impairment Charge was significant and included a provision for the total impairment of carrying value on 136 leased theatres that were rejected during the Chapter 11 Cases, the impairment of our two entertainment centers, the impairment of equipment removed from leased and owned theatres and the inclusion of equipment in the valuation analysis for the theatres remaining in the Company’s portfolio. This inclusion of equipment resulted in a change in estimate, which accounted for approximately $34.1 million of the 2001 Impairment Charge. The Company recognized an impairment charge of $132.2 million (approximately $11.65 per diluted share) plus $16.4 million charged to reorganization. These impairment charges reduced the carrying value of property and equipment by $127.7 million (cost of $214.2 million less accumulated depreciation and amortization of $86.5 million) and goodwill by approximately $20.9 million.

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a partner in joint ventures that operate motion picture theatres. The Company’s equity in the income or (loss) of these ventures, prior to impairment charges, was approximately $1,191,000, $950,000 and $(699,000) in 2003, 2002 and 2001, respectively. These amounts are included as “Concessions and other” in the accompanying consolidated statements of operations.

The Company was a partner in another joint venture that operated three entertainment center/movie theatre complexes, which closed by December 31, 2000. The Company reflected on the 2001 Statement of Operations a loss of $1.2 million from joint venture operations.

NOTE 6 - OTHER ASSETS

The Company has approximately $9.0 million in surplus long-term real estate assets held for sale as of December 31, 2003. The carrying values of these assets are reviewed annually as to relative market conditions and are adjusted in accordance with SFAS No. 144. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value. Other assets are as follows:

	December 31,
	2003	2002
Assets held for sale	$8,932	$7,945
Loan/lease origination fees	2,248	2,342
Deposits and binders	3,440	1,849
Long-term recoverable construction allowances	8,742	8,742
Notes receivable less short-term maturity	26	45

	$23,388	$20,923

NOTE 7 - PROPERTY AND EQUIPMENT

The Company did not obtain any property or equipment under capital leases during 2003 or 2002. The following amounts related to capital lease assets are included in property and equipment (in thousands):

	December 31,
	2003	2002
Buildings and improvements	$43,147	$43,147
Less accumulated amortization	(11,799)	(10,242)

	$31,348	$32,905

NOTE 8 - CAPITALIZED INTEREST AND CASH PAID FOR INTEREST

The Company capitalized interest in connection with its construction of long-lived assets. Interest incurred and interest capitalized are as follows (in thousands):

	Interest	Interest
Years ended December 31,	Expensed	Paid	Interest Capitalized
2003	$39,825	$41,563	$697
2002	102,773	104,411	292
2001	6,138	6,138	—

NOTE 9 - ACCRUED EXPENSES

Accrued expenses include the following (in thousands):

	December 31,
	2003	2002
Deferred revenues	$8,682	$12,007
Deferred and other accrued rents	8,891	7,889
Property taxes	5,596	4,968
Accrued interest	10,403	9,969
Accrued salaries	4,117	4,878
Sales tax	2,867	2,723
Other accruals	3,856	3,386

	$44,412	$45,820

NOTE 10 - DEBT

Debt consisted of the following (in thousands):

	December 31,
	2003	2002
Revolving credit facility	$—	$—
Post-bankruptcy term loan	168,735	209,729
10 3/8% senior subordinated notes	154,315	154,315
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5 -3/4% to 7%	707	1,080

	323,757	365,124
Current maturities	(707)	(26,080)

	$323,050	$339,044

See Note 2 — Proceedings Under Chapter 11 for further discussion of debt.

New Financing Transactions

On February 4, 2004, the Company completed an offering of $150 million of 7.500% senior subordinated notes due 2014 to institutional investors and entered into new senior secured credit facilities consisting of a $50 million revolving credit facility and a $100 million five-year term loan. The Company used the proceeds from the new senior subordinated notes, the new credit facilities and excess cash to refinance its post-bankruptcy term loan, tender for or redeem its 10 3/8% senior subordinated notes, repaid a portion of its long-term trade payables and paid related transaction fees and expenses. Under the indenture that governs the notes and the agreements related to the new senior secured credit facilities, the Company will continue to be subject to customary covenants. However, these covenants do not currently prohibit the Company from paying dividends. A description of the new credit facilities and the new notes is provided below.

New Revolving Credit Facility

On February 4, 2004, we entered into a new revolving credit facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and Wells Fargo Foothill, Inc. as administrative agent and collateral agent. The revolving credit facility provides for borrowings of up to $50.0 million. The interest rate for borrowings under the new revolving credit facility is set from time to time at our option (subject to certain conditions set forth in the new revolving credit facility) at either: (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25% per annum. The final maturity date of the facility is August 4, 2008.

The new revolving credit facility contains covenants which, among other things, restrict our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments;

•	create liens on our assets;

•	make certain investments;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of our assets.

Our new revolving credit facility generally prohibits us from incurring any additional indebtedness or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In addition, our new revolving credit facility places certain restrictions on our ability to make capital expenditures. The new revolving credit facility also contains financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the new revolving credit facility.

Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the new revolving credit facility, in which case, the agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the new revolving credit facility with respect to additional advances and may declare all or any portion of the obligations due and payable. Other events of default under the new revolving credit facility include:

•	our failure to pay principal or interest on the loans when due and payable, or our failure to pay certain expenses;

•	the occurrence of a change of control, as defined in the agreement; or

•	a breach or default by us or our subsidiaries under, or the termination of, the indenture relating to the notes.

Borrowings under the new revolving credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets, including the capital stock of our subsidiaries. All of our subsidiaries guaranteed our obligations under the new revolving credit facility.

New Term Loan Facility

On February 4, 2004, we entered into a new term loan facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and National City Bank as administrative agent and collateral agent. The new term loan facility provides for borrowings of $100.0 million, which were drawn on the closing of the facility. The interest rate for the borrowings under the new term loan facility is equal to, at our option, (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25%. The final maturity date of the loan is February 4, 2009.

The new term loan facility contains certain negative covenants which among other things, restrict our ability to:

•	incur additional debt;

•	pay dividends or distributions on, or redeem or repurchase, our capital stock;

•	make investments;

•	engage in transactions with affiliates;

•	create liens on assets;

•	transfer or sell assets;

•	guarantee debt;

•	restrict dividend payments to us; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

The lenders under the new term loan facility have a second priority security interest in substantially all our tangible and intangible assets, including the capital stock of our subsidiaries. All of the security interests and liens that secure the new term loan facility are junior and subordinate to the liens and security interests of the collateral agent under the new revolving facility. Our subsidiaries guaranteed our obligations under the new term loan facility.

We may voluntarily pre-pay the term loan, in whole or in part, at (1) 103.0% of the amount repaid if such repayment occurs on or prior to the first anniversary of the closing of the new term loan facility; (2) 102.0% of the amount repaid if such repayment occurs after the first anniversary but before the second anniversary; (3) 101.0% of the amount repaid if such repayment occurs after the second anniversary but before the third anniversary and (4) 100% of the amount repaid if such repayment occurs after the third anniversary.

New Senior Subordinated Notes

On February 4, 2004, we completed an offering of $150 million in aggregate principal amount of 7.500% senior subordinated notes due February 15, 2014 to institutional investors.

The indenture contains covenants, which, among other things, restrict our ability to:

•	make restricted payments;

•	consolidate, merge or otherwise transfer all or substantially all of our assets;

•	incur additional indebtedness;

•	issue certain types of stock; and

•	enter into transactions with affiliates.

In addition, under the terms of the indenture governing the new notes, we are prohibited from incurring any subordinated debt that is senior in any respect in right of payment to the new notes. We intend to register the notes with the Securities and Exchange Commission in 2004.

Upon a change of control, as defined in the indenture, subject to certain exceptions, we are required to offer to repurchase from each holder all or any part of each holder’s notes at a purchase price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.

The indenture contains customary events of default for agreements of that type, including payment defaults, covenant defaults and bankruptcy defaults. If any event of default under the new indenture occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

Our subsidiaries have guaranteed the notes that are junior and subordinated to the subsidiary guarantees of our senior debt on the same basis as the notes are junior and subordinated to the senior debt. Interest at 7.500% per annum from the issue date to maturity is payable on the notes each February 15 and August 15. The notes are redeemable at our option under certain conditions.

Had the refinancing described above occurred as of December 31, 2003, our long-term debt obligations and obligations to general unsecured creditors pursuant to the plan of reorganization would have been as follows:

						After 5
	One Year	2 Years	3 Years	4 Years	5 Years	Years	Total
Term loan credit agreement (2)	$—	$—	$—	$—	$100,000	$—	$100,000
Revolving credit agreement (3)	—	—	—	—	50,000	—	50,000
7.500% senior subordinated notes (4)	—	—	—	—	—	150,000	150,000
General unsecured creditors (5)	—	—	—	21,521	—	—	21,521
Industrial revenue bond	707	—	—	—	—	—	707

Total contractual cash obligations	$707	$—	$—	$21,521	$150,000	$150,000	$322,228

(1)	Payments are reflected in accordance with SFAS No. 6 as discussed in Item 7, Liquidity and Capital Resources under the section “General.”

(2)	The term loan has a maturity date of February 4, 2009.

(3)	The revolving credit agreement has a maturity date of August 4, 2008. This presentation assumes the full $50 million commitment is outstanding and payable.

(4)	The maturity date for the 7.500% senior subordinated notes is February 15, 2014.

(5)	Our general unsecured creditors are due semi-annual payments of $2.5 million plus interest with a maturity of January 31, 2007.

NOTE 11 - INCOME TAXES

As of December 31, 2003 and 2002, the Company had net deferred tax assets of approximately $73.8 million and $79.9 million, respectively. The net deferred tax asset as of December 31, 2002 was fully offset by a valuation allowance. For the period ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $75.3 million. The positive evidence management considered included operating income for 2002 and 2003, its subsequent stock offering and refinancing resulting in significant prospective interest expense reduction and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

The income tax benefit recorded in 2002 is the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. As is customary, the Internal Revenue Service reviews refunds of this size. This review was completed on November 25, 2003 with no adjustments made by the Internal Revenue Service. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. For the year ended December 31, 2003, the Company will pay approximately $500 thousand in alternative minimum taxes.

The provision for income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2003	2002	2001
Current:
Federal	$500	$(14,706)	$—
State	—	—	—
Deferred:
Federal	(75,779)	—	—
State	—	—	—

Total provision	$(75,279)	$(14,706)	$—

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons (in thousands):

	December 31,
	2003	2002	2001
Pre-tax book income (loss)	$32,096	$(39,827)	$(125,387)
Federal tax expense (benefit)	11,234	(13,541)	(42,631)
State tax expense (benefit)	802	(876)	(2,758)
Permanent items	(4,556)	2,972	3,666
Other	(2,869)	(9)	(469)
Increase/(decrease) in valuation allowance	(79,890)	(3,252)	42,192
Total tax expense (benefit)	$(75,279)	$(14,706)	$—

Significant components of the Company’s deferred tax assets (liabilities) and valuation reserves are as follows (in thousands):

	December 31,
	2003	2002
Alternative minimum tax credit carryforwards	$500	$—
Net operating loss carryforwards	33,917	41,991
Tax basis of property, equipment and intangible assets over book basis	23,945	29,376
Deferred compensation	3,627	1,308
Deferred rent	1,557	1,265
Disputed claims	8,070	3,616
Other	1,233	1,202
Compensation accruals	1,003	1,132

	73,852	79,890
Valuation allowance	—	(79,890)
Other deferred tax liabilities	—	(1,927)

	$73,852	$(1,927)

After the 2003 estimated taxable income and taking into account the net operating loss carryback claim filed in the first quarter of 2002, the Company utilized approximately $25.0 million for 2003 and has approximately $90.4 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company has an alternative minimum tax credit carryforward of approximately $500,000, which has an indefinite carryforward life.

NOTE 12 - STOCKHOLDERS’ EQUITY

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

The Series A Preferred Stock paid quarterly cash dividends at an annual rate of 5.5% and was convertible at the option of the holder, into the Company’s Class A Common Stock at $25.00 per share (subject to anti-dilution adjustments). The Series A Preferred Stock was not subject to mandatory redemption or sinking fund provisions but did have involuntary liquidation rights for $55 million. Each share of the Series A Preferred Stock was convertible into four shares of the Class A Common Stock. During the course of the Chapter 11 Cases, the Company could not declare dividends for its Preferred Stock. Dividends of $9.3 million on Preferred Stock were in arrears at December 31, 2001. The terms of the Preferred Stock agreement provided that the dividend rate increased to 8.5% for arrearages.

Upon emergence from Chapter 11 on January 31, 2002, both Class A and Class B Common Stock, as well as the Series A Preferred Stock, were cancelled and shares of New Common Stock were issued. The New Common Stock, $0.03 par value, consists of 20 million authorized shares, of which approximately 9 million were outstanding as of December 31, 2003. Of the 20 million authorized shares, one million shares were reserved for issuance under the 2002 Stock Plan.

Additionally, the Company has New Preferred Stock, $1.00 par value, with one million authorized shares, of which no shares were outstanding as of December 31, 2003.

The Company had shares of Class A Common Stock in 2001 and has shares of New Common Stock in 2002 and 2003 reserved for future issuance as follows (in thousands):

	December 31,
	2003	2002	2001
2002 Stock Plan	841	903	—
Directors Incentive Plan	60	65	—
Employee Incentive Plan	170	500	817
Conversion rights of Series A Preferred Stock	—	—	2,200
Conversion rights of Class B Common Stock	—	—	1,371

	1,071	1,468	4,388

See Note 2 — Proceedings Under Chapter 11

Stock Plans

Upon emergence from Chapter 11, the Company’s Board of Directors approved a new management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan. The Board of Directors has approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares will be delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for Cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of senior management. These shares are to be earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieves specific performance goals set for the executive to be achieved during each of these years. In some instances the executive may earn partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company. One of the seven grants to senior executives includes a grant of 35,000 shares to P. Lamar Fields, a former employee of the Company. Pursuant to an agreement with Mr. Fields, the Company will deliver to Mr. Fields the 17,000 shares earned in connection with his performance in 2002. These 17,000 shares shall vest on January 31, 2005. Of the 220,000 shares granted to members of senior management, 86,250 shares were earned on December 31, 2002 and 14,250 shares were forfeited. However, the Compensation Committee approved two additional grants of 5,500 shares to two members of senior management on March 7, 2003, which shares are deemed to be earned and subject only to vesting requirements. Therefore, of the original 220,000 shares granted to members of senior management, 97,250 shares are deemed to have been earned, subject only to vesting requirements, 3,250 shares have been forfeited and 119,500 shares may be earned over the next two years. The earned grants for 2003 have not been determined. During 2003, the Company changed its classification of the offsetting credit to non-cash compensation expense under the plan from long-term liabilities to stockholder’s equity. The Company has included in stockholders’ equity, $6.0 million and $3.6 million at December 31, 2003 and December 31, 2002, respectively, related to the 2002 Stock Plan.

On May 31, 2002, the Board of Directors adopted the Directors Incentive Plan, which was approved by the stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee Directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent Directors on August 14, 2002. Additionally, the Board of Directors approved a stock option grant of 5,000 shares in June 2003 for a new director. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 15,000 shares in the aggregate, represent the only stock options outstanding under the Directors Incentive Plan at December 31, 2003.

On July 19, 2002, the Board of Directors adopted the Employee Incentive Plan, which was approved by the stockholders on August 14, 2002. The purpose of the Employee Incentive Plan is to provide incentives, competitive with those of similar companies, which will attract, retain and motivate qualified and experienced persons to serve as employees and consultants of the Company and to further align such employees’ and consultants’ interest with those of the Company’s stockholders. There are a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share and 75,000 options vest on December 31, 2005 and 75,000 options vest on December 31, 2006, respectively. On December 18, 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63 and they vest ratably over three years beginning December 31, 2005 through December 31, 2007.

Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):

	Exercise Price per Share
		$ 6.00-	$18.00-	$21.40-	$27.125
	$5.44	$14.00	$19.95	$21.79	- $35.63	Total
Stock options outstanding at January 1, 2001	403	6	73	—	335	817
Issued	—	—	—	—	—	—
Forfeitures	—	—	(10)	—	(60)	(70)
Exercised	—	—	—	—	—	—

Stock options outstanding at December 31, 2001	403	6	63	—	275	747
Cancelled (January 31, 2002)	(403)	(6)	(63)	—	(275)	(747)
Issued	—	—	10	—	—	10

Stock options outstanding at December 31, 2002	—	—	10	—	—	10
Issued	—	—	—	155	180	335

Stock options outstanding at December 31, 2003	—	—	10	155	180	345

As of December 31, 2003, 15,000 shares are exercisable.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company received approval from the bankruptcy court to reject leases relating to 136 theatre locations over the course of the proceeding. The Company has recorded a liability in Liabilities Subject to Compromise based on reasonable estimates of our exposure for these rejections.

Future minimum payments under capital leases and operating leases with terms over one year and which had not been rejected by the Company in the Chapter 11 Cases as of December 31, 2003, are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2004	$40,187	$7,867
2005	41,167	7,885
2006	39,816	7,761
2007	37,809	7,821
2008	36,106	7,846
Thereafter	317,565	89,958

Total minimum lease payments	$512,650	$129,138

Less amounts representing interest		(76,465)

Present value of future minimum lease payments		52,673
Less current maturities		(1,195)

Long-term obligations		$51,478

Rent expense was approximately $47.2 million, $47.6 million and $51.7 million for 2003, 2002 and 2001, respectively. In addition, the Company had approximately $4.0 million, $6.0 million and $3.5 million in contingent rental payments for 2003, 2002 and 2001, respectively.

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

NOTE 14 - CONDENSED FINANCIAL DATA

The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Recoverable construction allowances	355	—	—	355
Prepaid expenses	7,189	3,525	—	10,714

Total current assets	34,871	21,072	—	55,943
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries	94,028	—	(94,028)	—
Other	301,197	54,876	(258,833)	97,240
Property and equipment, net	94,600	326,231	—	421,831
Goodwill, net	5,914	17,440	—	23,354

Total assets	$535,565	$421,616	$(352,861)	$604,320

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	27,898	16,514	—	44,412
Current maturities of long-term indebtedness and capital lease obligations	823	1,079	—	1,902

Total current liabilities	44,121	29,555	—	73,676
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease obligations less current maturities	12,278	39,200	—	51,478
Long-term trade payables less current maturities	7,988	—	—	7,988
Other	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	126,607	94,028	(94,028)	126,607

Total liabilities and stockholders’ equity	$535,565	$421,616	$(352,861)	$604,320

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$66,057	$266,013	$—	$332,070
Concessions and other	56,130	128,957	(24,072)	161,015

	122,187	394,970	(24,072)	493,085
Costs and expenses
Film exhibition costs	33,665	146,738	—	180,403
Concession costs	3,155	14,830	—	17,985
Other theatre operating costs	40,810	164,940	(24,072)	181,678
General and administrative expenses	15,344	(9)	—	15,335
Depreciation and amortization expenses	7,409	24,335	—	31,744
Gain on sales of property and equipment	(671)	(2,352)	—	(3,023)
Impairment of long-lived assets	—	1,148	—	1,148

	99,712	349,630	(24,072)	425,270

Operating income	22,475	45,340	—	67,815
Interest expense	11,815	28,010	—	39,825

Net income before reorganization costs and income taxes	10,660	17,330	—	27,990
Reorganization costs	(4,109)	—	—	(4,109)

Net income before income taxes	14,769	17,330	—	32,099
Income tax expense (benefit)	(31,584)	(43,695)	—	(75,279)

Net income	$46,353	$61,025	$—	$107,378

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$46,353	$61,025	$107,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,409	24,335	31,744
Non-cash deferred compensation	6,023	—	6,023
Impairment charge	—	1,148	1,148
Income tax benefit	(31,584)	(43,695)	(75,279)
Non-cash reorganization items	(5,940)	—	(5,940)
Gain on sales of property and equipment	(671)	(2,352)	(3,023)
Changes in operating assets and liabilities	14,525	(24,766)	(10,241)

Net cash provided by operating activities	36,115	15,695	51,810
Investing activities
Purchases of property and equipment	(1,593)	(17,245)	(18,838)
Proceeds from sale of property and equipment	1,967	4,755	6,722

Net cash provided (used) in investing activities	374	(12,490)	(12,116)
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—
Repayments of debt	(51,296)	(653)	(51,949)
Recoverable construction allowances	—	—	—

Net cash used in financing activities	(51,296)	(653)	(51,949)

Increase (decrease) in cash and cash equivalents	(14,807)	2,552	(12,255)
Cash and cash equivalents at beginning of year	39,789	13,702	53,491

Cash and cash equivalents at end of year	$24,982	$16,254	$41,236

Condensed Consolidating Balance Sheets
As of December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,789	$13,702	$—	$53,491
Accounts and notes receivable	1,394	180	—	1,574
Inventories	1,358	1,813	—	3,171
Recoverable construction allowances	2,442	6,300	—	8,742
Prepaid expenses	5,989	3,378	—	9,367

Total current assets	50,972	25,373	—	76,345
Other assets:
Investment in and advances to partnerships	6,409	133	—	6,542
Investment in subsidiaries	32,856	—	(32,856)	—
Other	283,794	9,264	(280,877)	12,181
Property and equipment, net	100,724	337,581	—	438,305
Goodwill, net	5,914	17,440	—	23,354

Total assets	$480,669	$389,791	$(313,733)	$556,727

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,411	$14,535	$—	$31,946
Accrued expenses	30,808	15,012	—	45,820
Current maturities of long-term indebtedness and capital lease obligations	26,224	827	—	27,051

Total current liabilities	74,443	30,374	—	104,817
Long-term debt less current maturities	339,044	—	—	339,044
Capital lease obligations less current maturities	6,129	46,544	—	52,673
Long-term trade payables less current maturities	7,693	—	—	7,693
Deferred income taxes	2,787	—	(860)	1,927
Other	—	280,017	(280,017)	—
Liabilities subject to compromise	37,367	—	—	37,367
Stockholders’ equity	13,206	32,856	(32,856)	13,206

Total liabilities and stockholders’ equity	$480,669	$389,791	$(313,733)	$556,727

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$67,621	$275,218	$—	$342,839
Concessions and other	56,136	131,124	(23,789)	163,471

	123,757	406,342	(23,789)	506,310
Costs and expenses
Film exhibition costs	36,263	153,002	—	189,265
Concession costs	3,551	15,682	—	19,233
Other theatre operating costs	41,389	165,241	(23,789)	182,841
General and administrative expenses	14,902	81	—	14,983
Depreciation and amortization expenses	7,091	24,988	—	32,079
Gain on sales of property and equipment	(527)	(351)	—	(878)
Impairment of long-lived assets	—	—	—	—

	102,669	358,643	(23,789)	437,523

Operating income	21,088	47,699	—	68,787
Interest expense	52,230	50,543	—	102,773

Net income before reorganization costs and income taxes	(31,142)	(2,844)	—	(33,986)
Reorganization costs	20,030	517	—	20,547

Net income before income taxes	(51,172)	(3,361)	—	(54,533)
Income tax expense (benefit)	(14,706)	—	—	(14,706)

Net loss	$(36,466)	$(3,361)	$—	$(39,827)

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(36,466)	$(3,361)	$(39,827)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,091	24,988	32,079
Non-cash deferred compensation	3,614	—	3,614
Non-cash reorganization items	13,528	—	13,528
Gain on sales of property and equipment	(330)	(351)	(681)
Changes in operating assets and liabilities	20,264	(13,418)	6,846

Net cash provided by operating activities	7,701	7,858	15,559
Investing activities
Purchases of property and equipment	(2,591)	(15,432)	(18,023)
Proceeds from sale of property and equipment	813	2,662	3,475

Net cash used in investing activities	(1,778)	(12,770)	(14,548)
Financing activities
Additional borrowing, net of debt issuance costs	15,405	6,300	21,705
Repayments of debt	(65,275)	(751)	(66,026)
Recoverable construction allowances	2,768	(154)	2,614

Net cash used in financing activities	(47,102)	5,395	(41,707)

Increase (decrease) in cash and cash equivalents	(41,179)	483	(40,696)
Cash and cash equivalents at beginning of year	80,968	13,219	94,187

Cash and cash equivalents at end of year	$39,789	$13,702	$53,491

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2001

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$61,872	$249,946	$—	$311,818
Concessions and other	51,553	115,027	(21,448)	145,132

	113,425	364,973	(21,448)	456,950
Costs and expenses
Film exhibition costs	34,445	136,762	—	171,207
Concession costs	3,671	16,513	—	20,184
Other theatre operating costs	63,022	140,480	(21,448)	182,054
General and administrative expenses	7,285	1,561	—	8,846
Depreciation and amortization expenses	9,583	32,570	—	42,153
Gain on sales of property and equipment	—	—	—	—
Impairment of long-lived assets	27,288	104,919	—	132,207

	145,294	432,805	(21,448)	556,651

Operating income	(31,869)	(67,832)	—	(99,701)
Interest expense	970	5,168	—	6,138

Net income before reorganization costs and income taxes	(32,839)	(73,000)	—	(105,839)
Reorganization costs	(15,780)	35,328	—	19,548

Net income before income taxes	(17,059)	(108,328)	—	(125,387)
Income tax expense (benefit)	—	—	—	—

Net loss	$(17,059)	$(108,328)	$—	$(125,387)

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2001

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(17,059)	$(108,328)	$(125,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,583	32,570	42,153
Non-cash deferred compensation	—	—	—
Impairment charge	27,288	104,919	132,207
Non-cash reorganization items	9,064	—	9,064
Gain on sales of property and equipment	—	—	—
Changes in operating assets and liabilities	10,515	(19,131)	(8,616)

Net cash provided by operating activities	39,391	10,030	49,421
Investing activities
Purchases of property and equipment	(1,159)	(8,032)	(9,191)
Proceeds from sale of property and equipment	8,197	—	8,197

Net cash used in investing activities	7,038	(8,032)	(994)
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—
Repayments of debt	(10,937)	(1,042)	(11,979)
Recoverable construction allowances	8,244	(3,027)	5,217

Net cash used in financing activities	(2,693)	(4,069)	(6,762)

Increase (decrease) in cash and cash equivalents	43,736	(2,071)	41,665
Cash and cash equivalents at beginning of year	37,232	15,290	52,522

Cash and cash equivalents at end of year	$80,968	$13,219	$94,187

NOTE 15 - FINANCIAL INSTRUMENTS

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

Long-term debt: The carrying amount of the Company’s long-term debt borrowings are reported at the lower of cost or fair value. Our former 10 3/8% senior subordinated notes had a fair value of $161.5 million ($154.3 million x 1.04688) based on the tender price. The carrying amount is determined by the contractual agreement.

NOTE 16 - QUARTERLY RESULTS (Unaudited)

(In thousands, except for per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Year ended December 31, 2003
Total revenues	$103,214	$131,022	$128,227	$130,622	$493,085
Operating income	12,562	18,606	18,589	18,058	67,815
Net income	4,562	13,453	9,026	80,337	107,378
Income per common share:
Basic	$0.50	$1.50	$1.00	$8.94	$11.94
Diluted	$0.49	$1.45	$0.96	$8.38	$11.37

Year ended December 31, 2002
Total revenues	$116,453	$137,478	$123,473	$129,784	$507,188
Operating income	15,682	20,989	19,191	12,925	68,787
Net income (loss)	(55,950)	9,514	8,072	(1,463)	(39,827)
Income (loss) per common share:
Basic	$(5.70)	$1.06	$0.90	$(0.16)	$(4.33)
Diluted	$(5.70)	$1.04	$0.89	$(0.16)	$(4.33)

(1)	In the fourth quarter of 2003, the Company recognized an income tax benefit of $75.3 million.

On January 31, 2002, we emerged from Chapter 11, which resulted in recognition of prior period interest of approximately $55 million.

Net income (loss) per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income (loss) per common share amount for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young LLP (“Ernst & Young”) audited Carmike’s consolidated financial statements for the years ended December 31, 2002 and 2001. On April 7, 2003 Carmike determined not to renew the engagement of Ernst & Young, and appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as its new independent accountants, effective immediately. This determination followed Carmike’s decision to seek proposals from independent accountants to audit Carmike’s financial statements for the fiscal year ended December 31, 2003. The decision not to renew the engagement of Ernst & Young and to retain PricewaterhouseCoopers was approved by Carmike’s Audit Committee. Ernst & Young was dismissed effective as of April 7, 2003.

     During Carmike’s two most recent fiscal years ended December 31, 2002 and the subsequent interim period through April 7, 2003, there were no disagreements between Carmike and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Ernst & Young’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Carmike’s two most recent fiscal years and the subsequent interim period through April 7, 2003.

     The audit reports of Ernst & Young on the consolidated financial statements of Carmike and its subsidiaries as of and for the fiscal years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During Carmike’s two most recent fiscal years ended December 31, 2002, and the subsequent interim period through April 7, 2003, Carmike did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal control over financial reporting during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Board of Directors, its committees and the selection of director nominees is incorporated by reference from the section entitled “Corporate Governance” contained in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders of Carmike (hereinafter, the “2004 Proxy Statement”).

     Other information regarding the directors of Carmike is incorporated by reference from the section entitled “Election of Directors” contained in the 2004 Proxy Statement.

     Information regarding the executive officers of Carmike is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

     Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2004 Proxy Statement.

     Carmike adopted the Carmike Cinemas, Inc. Code of Ethics for Senior Executive and Financial Officers that applies to Carmike’s principal executive officer and senior financial officers, among others, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission (“SEC”) promulgated thereunder. The Code of Ethics, is available on our website, www.carmike.com. In the event that we make changes in, or provide waivers from, the provisions of the Code of Ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” and “Compensation, Nominating and Corporate Governance Committee Interlocks and Insider Participation” contained in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Certain information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management” and “Compensation Plans” contained in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements And Supplementary Data.

     Financial Statements:

     Report of Independent Auditors

     Consolidated balance sheets — December 31, 2003 and 2002

     Consolidated statements of operations — Years ended December 31, 2003, 2002 and 2001

     Consolidated statements of cash flows — Years ended December 31, 2003, 2002 and 2001

     Consolidated statements of stockholders’ equity — Years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements — December 31, 2003

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

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	First Supplemental Indenture, dated as of January 28, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

Exhibit
Number	Description
4.2	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Indenture, dated as of January 31, 2002, among Carmike Cinemas, Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.5	Stockholders’ Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman, Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman, Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.7	First Amendment to Stockholders’ Agreement, dated as of May 9, 2003, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 4.4 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

4.8	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	$50,000,000 Senior Secured First Priority Revolving Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent, and CIT Lending Services Corporation and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.2	$100,000,000 Senior Secured Second Priority Credit Facility, date as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time,

Exhibit
Number	Description
Goldman Sachs Credit Partners L.P., as Syndication Agent, and National City Bank, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.3	Term Loan Credit Agreement, dated January 31, 2002, among Carmike Cinemas, Inc., BNY Asset Solutions LLC, as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.4	$50,000,000 Credit Agreement, dated as of January 31, 2002, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation, as Agent and Lender, GECC Capital Markets Group, Inc., as Lead Arranger, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.2 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.5	First Amendment to Credit Agreement, dated as of June 21, 2002, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties and the various banks and other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.6	First Amendment to Term Loan Credit Agreement, dated as of October 15, 2003, among Carmike Cinemas, Inc., BNY Asset Solutions LLC, as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.7	Second Amendment to Credit Agreement, dated as of October 15, 2003, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties and the various banks and other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.2 to Carmike’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.8	Stock Purchase Agreement, dated as of June 27, 1997, by and between the stockholders of Morgan Creek Theatres, Inc.; stockholders of SB Holdings, Inc.; members of RDL Consulting Limited Liability Company; Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited Liability Company; First International Theatres; Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 10.2 to Carmike’s Form 10-Q

Exhibit
Number	Description
(Registration No. 001-11604) for the quarter ended June 30, 1997 and incorporated herein by reference).

10.9*	Carmike Cinemas, Inc. Deferred Compensation Agreement and Trust Agreement, dated as of January 1, 1990 (filed as Exhibit 10(u) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1990 and incorporated herein by reference).

10.10	Aircraft Lease, dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike Cinemas, Inc. (filed as Exhibit 10(h) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007) and incorporated herein by reference).

10.11	Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1991 and incorporated herein by reference).

10.12	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13*	Trust Agreement, dated as of July 16, 1999, between Carmike Cinemas, Inc., Michael W. Patrick, F. Lee Champion, III and Larry M. Adams (filed as Exhibit 10.23 to Carmike’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.14*	Carmike Cinemas, Inc. Employee Retention and Severance Plan (filed as Exhibit 10.22 to Carmike’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.15*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.16*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.18*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

Exhibit
Number	Description
10.19*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

21	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

     The response to this portion of Item 15 is submitted as a separate section of this report.

     (d) Financial Statement Schedules

     See Item 15(a) (1) and (2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 30, 2004	By:	/s/ Michael W. Patrick

Michael W. Patrick
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title
/s/ Michael W. Patrick	President, Chief Executive
Officer and Chairman of the Board of Directors
Michael W. Patrick

/s/ Martin A. Durant	Senior Vice President-Finance, Treasurer
and Chief Financial Officer (Principal Financial Officer)
Martin A. Durant

/s/ Philip A. Smitley	Assistant Vice President-Controller
(Principal Accounting Officer)
Philip A. Smitley

/s/ Elizabeth Cogan Fascitelli	Director

Elizabeth Cogan Fascitelli

/s/ Richard A. Friedman	Director

Richard A. Friedman

/s/ Alan J. Hirschfield	Director

Alan J. Hirschfield

/s/ John W. Jordan, II	Director

John W. Jordan, II

/s/ S. David Passman III	Director

S. David Passman III

/s/ Carl L. Patrick, Jr.	Director

Carl L. Patrick, Jr.

/s/ Kenneth A. Pontarelli	Director

Kenneth A. Pontarelli

/s/ Roland C. Smith	Director

Roland C. Smith

/s/ David W. Zalaznick	Director

David W. Zalaznick

Schedule II - Valuation and Qualifying Accounts
Carmike Cinemas, Inc. and Subsidiaries
December 31, 2003 (in thousands of dollars)

Col. A	Col. B	Col. C				Col. D		Col. E
		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other Accounts		Deductions -		End
Description	Period	Expenses		- Describe		Describe		of Period
Year Ended December 31, 2000:
Reserve for restructuring charge	$28,343	$(775	)(1)	$(24,683	)(3)	$(2,885	) (2)	$—
Valuation reserve for deferred income tax assets	$—	$40,951	(4)	$—		$—		$40,951
Year Ended December 31, 2001:
Valuation reserve for deferred income tax assets	$40,951	$42,192	(5)	$—		$—		$83,143
Year Ended December 31, 2002:
Valuation reserve (benefit) for deferred income tax assets	$83,143	$(3,253	)(6)	$—		$—		$79,890
Year Ended December 31, 2003:
Valuation reserve for deferred income tax assets	$79,890	$(4,611	)(7)	$(75,279	)(8)	$—		$—

(1)	Change in estimate of liabilities to be incurred. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Net payments made during period, including $500,000 payment for early lease termination in 1999. See Note 5 of Notes to Consolidated Financial Statements.

(3)	Amounts outstanding at the Petition Date have been classified to Liabilities Subject to Compromise. All theatres covered by the restructuring charge have been approved by the bankruptcy court for lease rejection.

(4)	Valuation reserve recorded in the year ended December 31, 2000. See Note 11 of notes to audited annual consolidated financial statements.

(5)	Valuation reserve recorded in the year ended December 31, 2001. See Note 11 of notes to audited annual consolidated financial statements.

(6)	Valuation reserve recorded in the year ended December 31, 2002. See Note 11 of notes to audited annual consolidated financial statements.

(7)	Valuation reserve recorded in the year ended December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.

(8)	Full release of valuation reserve as of December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.