Form 10-Q
period 2004-03-31
CARMIKE CINEMAS INC
filed 2004-05-12
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,151,492 shares outstanding as of May 6, 2004

PART I            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$26,681	$41,236
Accounts and notes receivable	1,686	2,061
Inventories	1,391	1,577
Recoverable construction allowances	355	355
Prepaid expenses	10,511	10,714

Total current assets	40,624	55,943
Other assets:
Investment in and advances to partnerships	7,199	6,952
Deferred income tax asset	72,934	73,852
Other	31,021	23,388

	111,154	104,192
Property and equipment, net of accumulated depreciation	416,131	420,831
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$591,263	$604,320

See accompanying notes

	March 31,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,146	$27,362
Accrued expenses	36,052	44,412
Dividends Payable	2,127	—
Current maturities of long-term debt and capital lease obligations	2,846	1,902

Total current liabilities	54,171	73,676
Long-term liabilities:
Long-term debt, less current maturities	248,750	323,050
Capital lease obligations, less current maturities	51,138	51,478
Long-term trade payables	—	7,988

	299,888	382,516
Liabilities subject to compromise	19,567	21,521
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 12,151,492 and 9,151,492 shares as of March 31, 2004 and December 31, 2003, respectively	365	275
Paid-in capital	303,720	214,270
Retained deficit	(88,448)	(87,938)

	217,637	126,607

Total liabilities and stockholders’ equity	$591,263	$604,320

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Revenues
Admissions	$79,549	$69,174
Concessions and miscellaneous	37,379	34,040

	116,928	103,214
Costs and Expenses
Film exhibition costs	36,322	32,433
Concession costs	4,126	3,823
Other theatre operating costs	45,902	43,339
General and administrative expenses	3,765	3,346
Depreciation and amortization expenses	8,253	7,711
Gain on sales of property and equipment	(305)	(2,440)

	98,063	88,212

Operating income	18,865	15,002
Other Income and Expenses
Interest expense	7,375	10,340
Loss on extinguishment of debt	9,579	—

Income before reorganization costs and income taxes	1,911	4,662
Reorganization costs	(676)	100

Income before income taxes	2,587	4,562
Income tax (benefit)	970	—

Net income available for common stock	$1,617	$4,562

Weighted average shares outstanding:
Basic	10,837	9,089
Diluted	11,547	9,267

Net income per common share:
Basic	$0.15	$0.50
Diluted	$0.14	$0.49

Dividend declared per common share	$0.175	$—

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities
Net income	$1,617	$4,562
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,253	7,711
Deferred Taxes	920	—
Reorganization items	(1,954)	(314)
Loss on extinguishment of debt	1,792	—
Non-cash compensation	1,389	1,296
Gain on real estate sales	(305)	(2,440)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	561	1,320
Prepaid expenses	(7,684)	(1,490)
Accounts payable	(14,166)	(17,216)
Accrued expenses and other liabilities	(10,619)	(6,877)

Net cash used in operating activities	(20,196)	(13,448)
Investing Activities
Purchases of property and equipment	(3,436)	(1,254)
Proceeds from sales of property and equipment	610	5,036

Net cash provided by (used in) investing activities	(2,826)	3,782
Financing Activities
Debt:
Additional borrowings	250,000	—
Repayments of long-term debt	(331,385)	(3,785)
Repayments of capital leases	(299)	(253)
Issuance of common stock, net	90,151	—

Net cash provided by (used in) financing activities	8,467	(4,038)

Decrease in cash and cash equivalents	(14,555)	(13,704)
Cash and cash equivalents at beginning of period	41,236	53,491

Cash and cash equivalents at end of period	$26,681	$39,787

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three Months Ended March 31, 2004 and 2003

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the March 31, 2003 and 2004 Statement of Operations is $1.3 million and $1.4 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting and $0.5 million and $0.6 million, respectively, from variable accounting.)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company has adopted SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS No. 148”). For SFAS No. 148 purposes, the fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Expected life (years)	9.0	9.0
Risk-free interest rate	4.12%	4.34%
Dividend yield	2.0%	0.0%
Expected volatility	0.40	0.40

The estimated fair value of the options granted during 2003 are $12.12 and $14.44 per share. Had compensation cost been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended
	March 31,
	2004	2003
Net income available for common stock:
As reported	$1,617	$4,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(185)	(140)

Pro forma — for SFAS No. 123	$1,432	$4,422

Basic net earnings per common share:
As reported	$0.15	$0.50
Pro forma — for SFAS No. 123	$0.13	$0.49

Diluted net earnings per common share:
As reported	$0.14	$0.49
Pro forma — for SFAS No. 123	$0.12	$0.48

The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on March 31, 2004. The dividend is payable on August 2, 2004 to stockholders of record as of July 15, 2004. The aggregate amount of this dividend is approximately $2.1 million

NOTE 2 — OTHER ASSETS

The Company has $8.6 million in surplus long-term real estate assets held for sale as of March 31, 2004. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”). Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value. Other assets are as follows:

	March 31,	December 31,
	2004	2003
Assets held for sale	$8,632	$8,932
Loan/lease origination fees	10,854	2,248
Deposits and binders	2,770	3,440
Long-term recoverable construction allowances	8,742	8,742
Notes receivable less short-term maturity	23	26

	$31,021	$23,388

NOTE 3 — DEBT

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Revolving credit facility	$—	$—
Post-bankruptcy term loan	—	168,735
New term loan	99,750	—
10.375% senior subordinated notes	—	154,315
7.500% senior subordinated notes	150,000	—
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5¾% to 7%	610	707

	250,360	323,757
Current maturities	(1,610)	(707)

	$248,750	$323,050

New Financing Transactions

On February 4, 2004 the Company completed a public offering of 4,850,000 shares of its common stock (3,000,000 of which were issued and sold by the Company and 1,850,000 of which were sold by selling stockholders), priced at $32.00 per share. An additional 675,000 shares were sold by certain selling stockholders on February 11, 2004 pursuant to an underwriters’ over-allotment option. Net proceeds to the Company, after discounts and estimated expenses, were $90.1 million. In addition, the Company completed an offering of $150 million of 7.500% senior subordinated notes due 2014 to institutional investors and entered into new senior secured credit facilities consisting of a $50 million 54-month revolving credit facility and a $100 million five-year term loan. The Company used the proceeds from the common stock offering, the 7.500% senior subordinated notes and the new term loan credit facility, as well as excess cash, to repay the outstanding balance under the post-bankruptcy term loan, tender for or redeem its 10 3/8%

senior subordinated notes, repay a portion of its long-term trade payables and pay related transaction fees and expenses. Payments totaling $7.3 million were made to GoldmanSachs & Co. for underwriting fees, agency fees, arranger and other services related to the new financing transactions. Under the indenture that governs the notes and the agreements related to the new senior secured credit facilities, the Company will continue to be subject to customary covenants. However, these covenants do not currently prohibit the Company from paying dividends. A description of the new credit facilities and the new notes is provided below.

New Revolving Credit Facility

On February 4, 2004, we entered into a new revolving credit facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and Wells Fargo Foothill, Inc. as administrative agent and collateral agent. The revolving credit facility provides for borrowings of up to $50 million. The interest rate for borrowings under the new revolving credit facility is set from time to time at our option (subject to certain conditions set forth in the new revolving credit facility) at either: (1) a specified base rate plus 2.25% per annum or (2) LIBOR plus 3.25% per annum. The final maturity date of the facility is August 4, 2008.

The new revolving credit facility contains covenants which, among other things, limit our ability, and that of our restricted subsidiaries, to:

•	pay certain dividends or make any other restricted payments;

•	create liens on our assets;

•	make certain investments;

•	consolidate, merge, transfer assets or acquire properties or businesses;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback or similar transaction involving any of our assets.

Our new revolving credit facility generally prohibits us from incurring additional indebtedness or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Our new revolving credit agreement generally prohibits us from incurring additional indebtedness, other than purchase money debt, capital leases or acquired debt less than $10.0 million or subordinated debt or other unsecured debt less than $2.5 million, in each case subject to compliance with financial covenants. In addition, under our new revolving credit agreement, our capital expenditures generally may not exceed $35 million, plus any unused portion carried over from a preceding year, with certain exceptions. The new revolving credit facility also contains financial covenants that require us to maintain specified ratios of consolidated total debt to adjusted EBITDA (4.50 to 1.00) and adjusted EBITDA to consolidated cash interest expense (2.00 to 1.00). The terms governing each of these ratios are defined in the new revolving credit facility.

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

•	our failure to pay principal or interest on the loans when due and payable, or our failure to pay certain expenses;

•	the occurrence of a change of control, as defined in the agreement; or

•	a breach or default by us or our subsidiaries under the new term loan facility, the indenture relating to the notes or other debt exceeding $2.5 million in any single case, or $5.0 million in the aggregate.

Borrowings under the new revolving credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets, including the capital stock of our subsidiaries. All of our subsidiaries guaranteed our obligations under the new revolving credit facility.

New Term Loan Facility

On February 4, 2004, we entered into a new term loan facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and National City Bank as administrative agent and collateral agent. The new term loan facility provides for borrowings of $100 million, which were drawn on the closing of the facility. The interest rate for the borrowings under the new term loan facility is equal to, at our option, (1) a specified base rate plus 2.25% per annum or (2) LIBOR plus 3.25% per annum. The final maturity date of the loan is February 4, 2009. Under the facility we are required to make annual principal amortization payments of $1.0 million or $250,000 per quarter.

The new term loan facility contains certain negative covenants which among other things, limit our ability, and that of our restricted subsidiaries, to:

•	pay certain dividends or make any other restricted payments;

•	create liens on our assets;

•	make certain investments;

•	consolidate, merge, transfer assets or acquire properties or businesses;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback or similar transaction involving any of our assets.

Under our new term loan facility, we are generally permitted to incur additional debt so long as we maintain a ratio of adjusted EBITDA to consolidated fixed charges of 2.00 to 1.00. Notwithstanding this limitation, we are also permitted to incur other indebtedness, including purchase money debt and capital leases less than $12.5 million, acquired debt of less than $12.5 million and other unsecured debt up to $7.5 million.

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

In conjunction with this refinancing, prepaid fees relating to the post-bankruptcy credit facilities, as well as premiums paid to retire the 10.375% senior subordinated notes amounted to $9.6 million.

NOTE 4 — PROCEEDINGS UNDER CHAPTER 11

On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reorganization costs for the three month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	March 31,
	2004	2003
Change in estimate for general unsecured claims	$(1,162)	$—
Professional fees and other	486	100

	$(676)	$100

NOTE 5 — LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as Liabilities Subject to Compromise under the Chapter 11 Cases are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims filed with the bankruptcy court, and may be subject to future adjustments depending on bankruptcy court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. During the three months ended March 31, 2004, certain claims and long-term trade payables were resolved for amounts different from their original claims; these changes resulted in a net change in estimate of liability of $1.2 million.

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31, 2004	December 31, 2003
Disputed unsecured claims	$18,779	$20,424
Disputed priority claims	788	1,097

	$19,567	$21,521

The change in outstanding liabilities subject to compromise results from a change in estimate of $0.3 million and settlements of $1.6 million.

NOTE 6 — INCOME TAXES

As of December 31, 2003 the Company reversed the valuation allowance related to its deferred tax assets as it was determined to be more likely than not that net deferred tax assets would be realized in future periods. At March 31, 2004 the Company has deferred tax assets of approximately $72.9 million remaining. The income tax expense of $970,000 for the three months ended March 31, 2004 reflects a combined federal and state tax rate of 37.5%.

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

After taking into account the taxable income for the three months ended March 31, 2004 the Company’s net operating loss carryovers available, the Company has federal and state net operating loss carryovers of approximately $89.5 million which begin to expire in the year 2020.

NOTE 7 — STOCK PLANS

Upon emergence from Chapter 11, the Company’s Board of Directors approved a new management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”). The Board of Directors has approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares will be delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for Cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of senior management. These shares are to be earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieves specific performance goals set for the executive to be achieved during each of these years. In some instances the executive may earn partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company. One of the seven grants to senior executives includes a grant of 35,000 shares to P. Lamar Fields, a former employee of the Company. Pursuant to an agreement with Mr. Fields, the Company will deliver to Mr. Fields the 17,000 shares earned in connection with his performance in 2002. These 17,000 shares shall vest on January 31, 2005. Of the 220,000 shares granted to members of senior management, 86,250 shares were earned on December 31, 2002 and 14,250 shares were forfeited. However, the Compensation Committee approved two additional grants of 5,500 shares to two members of senior management on March 7, 2003, which shares are deemed to be earned and subject only to vesting requirements. For the year ended December 31, 2003, 62,980 shares were earned and 10,520 shares were forfeited. Therefore, of the original 220,000 shares granted to members of senior management, 160,230 shares are deemed to have been earned, subject only to vesting requirements, 24,770 shares have been forfeited and 35,000 shares may be earned over the next year. The Company has included in stockholders’ equity, $11.0 million and $9.6 million at March 31, 2004 and December 31, 2003, respectively, related to the 2002 Stock Plan.

On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent directors on August 14, 2002. Additionally, the Board of Directors approved stock option grants of 5,000 shares in June 2003 and 5,000 shares in April 2004 for new directors. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 15,000 shares in the aggregate during 2002 and 2003, represent the only stock options outstanding under the Directors Incentive Plan at March 31, 2004.

On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. The purpose of the Employee Incentive Plan is to provide incentives, competitive with those of similar companies, which will attract, retain and motivate qualified and experienced persons to serve as employees and consultants of the Company and to further align such employees’ and consultants’ interest with those of the Company’s stockholders. There are a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share and 75,000 options vest on December 31, 2005 and 75,000 options vest on December 31, 2006, respectively. On December 18, 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63 and they vest ratably over three years beginning December 31, 2005 through December 31, 2007.

NOTE 8 — EARNINGS PER SHARE

Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 7. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data).

	Three Months Ended
	March 31,
	2004	2003
Outstanding shares	10,998	9,089
Less restrictive stock issued	(161)	(98)

Basic shares outstanding	10,837	8,991
Dilutive shares:
Restrictive stock	90	97
Stock grants	521	179
Stock options	99	—

	11,547	9,267

Earnings per share:
Basic	$0.15	$0.50
Diluted	$0.14	$0.49

NOTE 9 — CONDENSED FINANCIAL DATA

The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of March 31, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,064	$8,617	$—	$26,681
Accounts and notes receivable	1,569	117		1,686
Inventories	375	1,016		1,391
Recoverable construction allowances	355	—		355
Prepaid expenses	6,925	3,586		10,511

Total current assets	27,288	13,336	—	40,624
Other assets:
Investment in and advances to partnerships	5,197	2,002		7,199
Investment in subsidiaries	98,994	—	(98,994)	—
Deferred income tax assets	30,996	41,938		72,934
Other	267,333	6,316	(242,628)	31,021
Property and equipment, net	95,854	320,277		416,131
Goodwill, net	5,914	17,440		23,354

Total assets	$531,576	$401,309	$(341,622)	$591,263

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$9,160	$3,986	$—	$13,146
Accrued expenses	20,360	15,692		36,052
Dividends payable	2,127	—		2,127
Current maturities of long-term indebtedness and capital lease obligations	1,731	1,115		2,846

Total current liabilities	33,378	20,793	—	54,171
Long-term debt less current maturities	248,750	—		248,750
Capital lease obligations less current maturities	12,244	38,894		51,138
Long-term trade payables	—	—		—
Other	—	242,628	(242,628)	—
Liabilities subject to compromise	19,567	—		19,567
Stockholders’ equity	217,637	98,994	(98,994)	217,637

Total liabilities and stockholders’ equity	$531,576	$401,309	$(341,622)	$591,263

Condensed Consolidating Statements of Operations
For Quarter Ended March 31, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$15,411	$64,138	$—	$79,549
Concessions and other	13,245	29,741	(5,607)	37,379

	28,656	93,879	(5,607)	116,928
Costs and expenses
Film exhibition costs	7,068	29,254		36,322
Concession costs	767	3,359		4,126
Other theatre operating costs	10,397	41,112	(5,607)	45,902
General and administrative expenses	3,771	(6)		3,765
Depreciation and amortization expenses	1,870	6,383		8,253
Gain on sales of property and equipment	(10)	(295)		(305)

	23,863	79,807	(5,607)	98,063

Operating income	4,793	14,072	—	18,865
Interest expense	1,247	6,128		7,375
Loss on extinguishment of debt	9,579	—		9,579

Income before reorganization costs and income taxes	(6,033)	7,944	—	1,911
Reorganization costs	(676)	—		(676)

Income before income taxes	(5,357)	7,944	—	2,587
Income tax expense (benefit)	(2,009)	2,979		970

Net income for common stock	$(3,348)	$4,965	$—	$1,617

Condensed Consolidating Statements of Cash Flows
For Quarter Ended March 31, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(3,348)	$4,965	$1,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,870	6,383	8,253
Provision for income taxes	(2,059)	2,979	920
Non-cash deferred compensation	1,389	—	1,389
Impairment charge	—	—	—
Income tax benefit	—	—	—
Non-cash reorganization items	(1,954)	—	(1,954)
Loss on extinguishment of debt	1,792	—	1,792
Gain on sales of property and equipment	(10)	(295)	(305)
Changes in operating assets and liabilities	(10,482)	(21,426)	(31,908)

Net cash used in operating activities	(12,802)	(7,394)	(20,196)
Investing activities
Purchases of property and equipment	(2,867)	(569)	(3,436)
Proceeds from sale of property and equipment	14	596	610

Net cash provided by (used in) investing activities	(2,853)	27	(2,826)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—	250,000
Repayments of debt	(331,414)	(270)	(331,684)
Issuance of common stock, net	90,151	—	90,151

Net cash provided by (used in) financing activities	8,737	(270)	8,467

Increase (decrease) in cash and cash equivalents	(6,918)	(7,637)	(14,555)
Cash and cash equivalents at beginning of period	24,982	16,254	41,236

Cash and cash equivalents at end of period	$18,064	$8,617	$26,681

Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Recoverable construction allowances	355	—	—	355
Prepaid expenses	7,189	3,525	—	10,714

Total current assets	34,871	21,072	—	55,943
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries	94,028	—	(94,028)	—
Other	301,197	54,876	(258,833)	97,240
Property and equipment, net	94,600	326,231	—	421,831
Goodwill, net	5,914	17,440	—	23,354

Total assets	$535,565	$421,616	$(352,861)	$604,320

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	27,898	16,514	—	44,412
Current maturities of long-term indebtedness and capital lease obligations	823	1,079	—	1,902

Total current liabilities	44,121	29,555	—	73,676
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease obligations less current maturities	12,278	39,200	—	51,478
Long-term trade payables	7,988	—	—	7,988
Other	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	126,607	94,028	(94,028)	126,607

Total liabilities and stockholders’ equity	$535,565	$421,616	$(352,861)	$604,320

Condensed Consolidating Statements of Operations
For Quarter Ended March 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$13,917	$55,257	$—	$69,174
Concessions and other	11,951	26,947	(4,858)	34,040

	25,868	82,204	(4,858)	103,214
Costs and expenses
Film exhibition costs	6,070	26,363		32,433
Concession costs	609	3,214		3,823
Other theatre operating costs	10,148	38,049	(4,858)	43,339
General and administrative expenses	3,346	—		3,346
Depreciation and amortization expenses	1,733	5,978		7,711
Gain on sales of property and equipment	(671)	(1,769)		(2,440)
Impairment of long-lived assets	—	—		—

	21,235	71,835	(4,858)	88,212

Operating income	4,633	10,369	—	15,002
Interest expense	3,317	7,023		10,340

Net income before reorganization costs and income taxes	1,316	3,346	—	4,662
Reorganization costs	100	—		100

Net income before income taxes	1,216	3,346	—	4,562
Income tax expense (benefit)	—	—		—

Net income	$1,216	$3,346	$—	$4,562

Condensed Consolidating Statements of Cash Flows
For Quarter Ended March 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income	$1,216	$3,346	$4,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,733	5,978	7,711
Non-cash deferred compensation	1,296	—	1,296
Impairment charge	—	—	—
Income tax benefit	—	—	—
Non-cash reorganization items	(314)	—	(314)
Gain on sales of property and equipment	(671)	(1,769)	(2,440)
Changes in operating assets and liabilities	(8,425)	(15,838)	(24,263)

Net cash used in operating activities	(5,165)	(8,283)	(13,448)
Investing activities
Purchases of property and equipment	105	(1,359)	(1,254)
Proceeds from sale of property and equipment	1,851	3,185	5,036

Net cash provided by investing activities	1,956	1,826	3,782
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—
Repayments of debt	(3,820)	(218)	(4,038)
Recoverable construction allowances	—	—	—

Net cash used in financing activities	(3,820)	(218)	(4,038)

Increase (decrease) in cash and cash equivalents	(7,029)	(6,675)	(13,704)
Cash and cash equivalents at beginning of period	39,788	13,703	53,491

Cash and cash equivalents at end of period	$32,759	$7,028	$39,787

NOTE 10 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46R”). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is currently effective for all new variable interest entities created or acquired after February 1, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied for the first interim or annual period ending after March 15, 2004. Adoption of FIN 46R had no effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We do not currently have any such instruments and therefore the adoption of SFAS No. 150 did not have an impact on our financial condition, results of operations or cash flows.

NOTE 11 — RECLASSIFICATIONS

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EMERGENCE FROM CHAPTER 11

     On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002. A description of the Plan is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Our Reorganization.”

RESULTS OF OPERATIONS

     Comparison of Three Months Ended March 31, 2004 and 2003

     Revenues. Total revenues for the three months ended March 31, 2004 increased 13.3% to $116.9 million from $103.2 million for the three months ended March 31, 2003. The increase in revenue is attributable to an 8.8% increase in attendance, as well as higher average admission and concession prices. Our average admission price was $5.13 for the three months ended March 31, 2004 compared to $4.85 for the three months ended March 31, 2003. The average concession sale per patron was $2.17 for the three months ended March 31, 2004 compared to $2.14 for the three months ended March 31, 2003. Attendance per average screen was 6,955 for the three months ended March 31, 2004 compared to 6,310 for the three months ended March 31, 2003.

     We operated 291 theatres with 2,219 screens at March 31, 2004 compared to 304 theatres with 2,251 screens at March 31, 2003.

     Film exhibition costs, concession costs and other theatre operating costs. Film exhibition costs for the three months ended March 31, 2004 increased 12.0% to $36.3 million from $32.4 million for the three months ended March 31, 2003 due to increased sales volume associated with higher attendance and higher admission prices. As a percentage of admissions revenue, film exhibition costs were 45.7% for the three months ended March 31, 2004 as compared to 46.8% for the three months ended March 31, 2003. Concessions costs for the three months ended March 31, 2004 increased 7.9% to $4.1 million from $3.8 million for the three months ended March 31, 2003 due to higher attendance. As a percentage of concessions and miscellaneous revenues, concession costs were 11.0% for the three months ended March 31, 2004 as compared to 11.2% for the three months ended March 31, 2003. Other theatre operating costs for the three months ended March 31, 2004 increased 6.0% to $45.9 million from $43.3 million for the three months ended March 31, 2003 due to higher attendance.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2004 increased 15.2% to $3.8 million from $3.3 million for the three months ended March 31, 2003. The increases are due to non-cash deferred compensation expenses related to the 2002 Stock Plan and overall increases in other expenses. Expenses relating to the 2002 Stock Plan for the three months ended March 31, 2004 and 2003 were $1.4 million and $1.3 million, respectively.

     Depreciation and amortization expenses. Depreciation and amortization for the three months ended March 31, 2004 increased 7.8% to $8.3 million from $7.7 million for the three months ended March 31, 2003. This increase reflects the effect of purchases of fixed assets during the latter portion of 2003 and first quarter 2004.

     Gain on sales of property and equipment. Gain on sales of property and equipment for the three months ended March 31, 2004 decreased 87.3% to $305,000 from $2.4 million for the three months ended March 31, 2003. This decrease was due to lower sales of surplus property. We sold 1.9 acres of land during the three months ended March 31, 2004 compared to five theatres and one parcel of land during the three months ended March 31, 2003.

     Interest expense. Interest expense for the three months ended March 31, 2004 decreased 28.2% to $7.4 million from $10.3 million for the three months ended March 31, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions created by lowering estimates on outstanding Liabilities Subject to Compromise.

     Operating Income. Operating income for the three months ended March 31, 2004 increased 26.0% to $18.9 million compared to $15.0 million for the three months ended March 31, 2003. As a percentage of revenues, the operating income for the three months ended March 31, 2004 was 16.2% compared to 14.5% for the three months ended March 31, 2003.

     Loss on extinguishment of debt. On February 4, 2004, the Company finalized a refinancing of its debt which caused the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and premium payments on the retirement of the 10.375% senior subordinated notes of $7.8 million.

     Income tax expense. Reflecting the reversal of the deferred tax asset valuation allowance at December 31, 2003, we recognized an income tax expense of $970,000 for the three months ended March 31, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $11.4 million as of March 31, 2004 compared to $17.7 million at December 31, 2003. The decreased deficit recorded as of March 31, 2004 reflects the reduction in current long-term debt through our refinancing that was completed on February 4, 2004. As a component of this debt restructuring, the Company also issued 3.0 million shares of common stock for aggregate net proceeds of $90.1 million. The proceeds from this offering were used to reduce outstanding debt. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our new revolving credit agreement. At March 31, 2004, we had available borrowing capacity of $50 million under our new revolving credit facility. As of May 6, 2004, we had approximately $23.0 million in cash and cash equivalents on hand.

     Our purchases of property and equipment are limited by our new credit agreements to $35.0 million in fiscal year 2004. During the three months ended March 31, 2004, we purchased property and equipment at a cost of approximately $3.4 million. Our total budgeted purchases of property and equipment for 2004 is $35.0 million which we anticipate will be funded by using operating cash flows, available cash from our revolving line of credit and landlord-funded new construction and theatre remodeling, when available.

     Net cash used in operating activities was $20.2 million for the three months ended March 31, 2004 compared to $13.4 million for the three months ended March 31, 2003. This change is principally due to the accelerated payment of long-term trade payables provided for within the terms of our refinancing. Net cash used in investing activities was $2.8 million for the three months ended March 31, 2004 compared to cash provided by investing activities of $3.8 million for the three months ended March 31, 2003. For the three months ended March 31, 2004 cash provided by financing activities was $8.5 million compared to cash used in financing activities of $4.0 million for the three months ended March 31, 2003 as a result of our refinancing.

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

     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our new credit agreements will be adequate to meet our liquidity needs. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under any of our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of our senior debt, to issue a payment blockage to the more junior debt.

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

As of March 31, 2004, the Company is in compliance with all of the financial covenants as defined in its debt agreements.

     As of March 31, 2004, we did not have any off-balance sheet financing transactions.

SEASONALITY

     Typically, movie studios release films with the highest expected revenues during the summer and the holiday period between Thanksgiving and Christmas, causing seasonal fluctuations in revenues.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our strategies, sources of liquidity, and the opening or closing of theatres during 2004.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest payable under our new term loan agreement is based on a spread over LIBOR or another index.

     Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit agreement and our new term loan agreement are based on a structure that is priced over an index or LIBOR rate option. A change of 1.0% in interest rates would raise the effective interest rate by 0.3%.

     A substantial number of our theatre leases have increases contingent on changes in the Consumer Price Index (“CPI”). A 1.0% change in CPI would not have a material effect to rent expense.

ITEM 4. CONTROLS AND PROCEDURES.

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Listing of Exhibits

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

Exhibit
Number	Description
3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	First Supplemental Indenture, dated as of January 28, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Indenture, dated as of January 31, 2002, among Carmike Cinemas, Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.5	Stockholders’ Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.7	First Amendment to Stockholders’ Agreement, dated as of May 9, 2003, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 4.4 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

4.8	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and

Exhibit
Number	Description
incorporated herein by reference).

10.1	$50,000,000 Senior Secured First Priority Revolving Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent, and CIT Lending Services Corporation and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.2	$100,000,000 Senior Secured Second Priority Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, and National City Bank, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.3	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

On January 15, 2004, we filed a Current Report on Form 8-K reporting information under Items 5 and 7.

On January 20, 2004, we furnished a Current Report on Form 8-K reporting information under Items 7 and 12.

On February 20, 2004, we filed a Current Report on Form 8-K reporting information under Items 5 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date:	May 12, 2004	By:	/s/	Michael W. Patrick

Michael W. Patrick
President and Chief Executive Officer

Date:	May 12, 2004	By:	/s/	Martin A. Durant

Martin A. Durant
Senior Vice President — Finance,
Treasurer and Chief Financial Officer