Form 10-Q
period 2004-06-30
CARMIKE CINEMAS INC
filed 2004-08-12
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common Stock, par value $0.03 per share — 12,152,622 shares outstanding as of August 6, 2004

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$50,273	$41,236
Accounts and notes receivable	1,697	2,416
Inventories	1,741	1,577
Prepaid expenses	10,991	10,714

Total current assets	64,702	55,943
Other assets:
Investment in and advances to partnerships	6,523	6,952
Deferred income tax asset	67,034	73,852
Other	31,070	23,388

	104,627	104,192
Property and equipment, net of accumulated depreciation	417,575	420,831
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$610,258	$604,320

See accompanying notes

	June 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,241	$27,362
Accrued expenses	43,085	44,412
Dividends Payable	2,127	—
Current maturities of long-term debt and capital lease obligations	2,789	1,902

Total current liabilities	65,242	73,676
Long-term liabilities:
Long-term debt, less current maturities	248,500	323,050
Capital lease obligations, less current maturities	50,799	51,478
Long-term trade payables	—	7,988

	299,299	382,516
Liabilities subject to compromise	16,323	21,521
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 12,152,622 and 9,151,492 shares as of June 30, 2004 and December 31, 2003, respectively	365	275
Paid-in capital	307,091	214,270
Retained deficit	(78,062)	(87,938)

	229,394	126,607

Total liabilities and stockholders’ equity	$610,258	$604,320

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Admissions	$88,353	$87,050	$167,902	$156,224
Concessions and miscellaneous	44,743	43,390	82,122	77,430

	133,096	130,440	250,024	233,654
Costs and Expenses
Film exhibition costs	49,103	49,580	85,425	82,013
Concession costs	4,943	5,185	9,069	9,008
Other theatre operating costs	47,316	45,868	93,218	89,207
General and administrative expenses	5,116	3,489	8,881	6,835
Depreciation and amortization expenses	8,263	7,712	16,516	15,423
Gain on sales of property and equipment	(272)	(62)	(577)	(2,502)

	114,469	111,772	212,532	199,984

Operating income	18,627	18,668	37,492	33,670
Other expenses
Interest expense	5,215	9,123	12,590	19,463
Loss on extinguishment of debt	—	—	9,579	—

Income before reorganization costs and income taxes	13,412	9,545	15,323	14,207
Reorganization costs	(3,205)	(3,908)	(3,881)	(3,808)

Income before income taxes	16,617	13,453	19,204	18,015
Income tax expense	6,232	—	7,202	—

Net income available for common stock	$10,385	$13,453	$12,002	$18,015

Weighted average shares outstanding:
Basic	11,991	8,991	11,414	8,991
Diluted	12,830	9,265	12,179	9,259
Net income per common share:
Basic	$0.87	$1.50	$1.05	$2.00
Diluted	$0.81	$1.45	$0.99	$1.95
Dividend declared per common share	$—	$—	$0.175	$—

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities
Net income	$12,002	$18,015
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,516	15,423
Deferred Taxes	7,140	—
Reorganization items	(3,413)	(6,001)
Loss on extinguishment of debt	1,792	—
Non-cash compensation	3,018	2,487
Gain on real estate sales	(577)	(2,502)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	984	227
Prepaid expenses	(8,866)	(1,215)
Accounts payable	(10,121)	(12,790)
Accrued expenses and other liabilities	(3,441)	(1,708)

Net cash provided by operating activities	15,034	11,936
Investing Activities
Purchases of property and equipment	(12,900)	(6,129)
Proceeds from sales of property and equipment	1,125	5,136

Net cash used in investing activities	(11,775)	(993)
Financing Activities
Debt:
Additional borrowings	250,000	—
Repayments of long-term debt	(324,402)	(25,145)
Repayments of liabilities subject to compromise	(9,115)	(4,209)
Repayments of capital leases	(598)	(486)
Issuance of common stock, net	89,893	—

Net cash provided by (used in) financing activities	5,778	(29,840)

Increase (decrease) in cash and cash equivalents	9,037	(18,897)
Cash and cash equivalents at beginning of period	41,236	53,491

Cash and cash equivalents at end of period	$50,273	$34,594

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three and Six Months Ended June 30, 2004 and 2003

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

Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 is $1.6 million and $1.2 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting and $0.8 million and $0.4 million, respectively, from variable accounting.) Additionally, reflected in the Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003 is $3.0 million and $2.5 million, respectively, of stock-based employee compensation cost related to stock grants ($1.6 million from fixed accounting and $1.4 million and $0.9 million, respectively, from variable accounting.)

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

	2004	2003
Expected life (years)	9.0	9.0
Risk-free interest rate	4.40%	4.34%
Dividend yield	1.9%	0.0%
Expected volatility	0.40	0.40

The estimated fair value of the options granted during 2003 are $12.12 and $14.44 per share. The estimated fair value of the options granted during 2004 are $16.96 per share. Had compensation cost been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available for common stock:
As reported	$10,385	$13,453	$12,002	$18,015
Plus: expense recorded on deferred stock compensation, net of related tax effects	1,018	1,192	1,886	2,489
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(978)	(1,237)	(1,902)	(2,314)

Pro forma – for SFAS No. 123	$10,425	$13,408	11,986	$18,190

Basic net earnings per common share:
As reported	$0.87	$1.50	$1.05	$2.00
Pro forma – for SFAS No. 123	$0.87	$1.49	$1.05	$2.02
Diluted net earnings per common share:
As reported	$0.81	$1.45	$0.99	$1.95
Pro forma – for SFAS No. 123	$0.81	$1.45	$0.98	$1.96

The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on March 31, 2004. The dividend is payable on August 2, 2004 to stockholders of record as of July 15, 2004. The aggregate amount of this dividend is approximately $2.1 million.

NOTE 2 — OTHER ASSETS

The Company has $8.4 million in surplus long-term real estate assets held for sale as of June 30, 2004. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”). Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value. Other assets are as follows:

	June 30, 2004	December 31, 2003
Assets held for sale	$8,391	$8,932
Loan/lease origination fees	11,138	2,248
Deposits and binders	2,776	3,440
Long-term recoverable construction allowances	8,742	8,742
Notes receivable less short-term maturity	23	26

	$31,070	$23,388

NOTE 3 — DEBT

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Revolving credit facility	$—	$—
Post-bankruptcy term loan	—	168,735
New term loan	99,500	—
10.375% senior subordinated notes	—	154,315
7.500% senior subordinated notes	150,000	—
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	513	707

	250,013	323,757
Current maturities	(1,513)	(707)

	$248,500	$323,050

New Financing Transactions

On February 4, 2004, we completed a public offering of 4,850,000 shares of our common stock (3,000,000 of which were issued and sold by us and 1,850,000 of which were sold by selling stockholders), priced at $32.00 per share. An additional 675,000 shares were sold by certain selling stockholders on February 11, 2004 pursuant to an underwriters’ over-allotment option. Net proceeds to us, after discounts and expenses, were $89.9 million. In addition, we completed an offering of $150.0 million in aggregate principal amount of 7.500% senior subordinated notes due 2014 to institutional investors and entered into new senior secured credit facilities consisting of a $50.0 million 54-month revolving credit facility and a $100.0 million five-year term loan. We used the proceeds from the common stock offering, the 7.500% senior subordinated notes offering and the new term loan credit facility, as well as excess cash, to repay the outstanding balance of $168.7 million under our post-bankruptcy term loan, tender for or redeem $154.3 million of our 10.375% senior subordinated notes, repay $9.1 million of our long-term trade payables and pay related transaction fees and expenses.

NOTE 4 — PROCEEDINGS UNDER CHAPTER 11

On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reorganization costs for the three and six month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Change in estimate for general Unsecured claims	$(2,908)	$(4,621)	$(4,070)	$(4,623)
Professional fees and other	(297)	713	189	815

	$(3,205)	$(3,908)	$(3,881)	$(3,808)

NOTE 5 — LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as Liabilities Subject to Compromise under the Chapter 11 Cases are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims filed with the bankruptcy court, and may be subject to future adjustments depending on bankruptcy court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. During the three months ended June 30, 2004, certain claims and long-term trade payables were resolved for amounts different from their original claims; these changes resulted in a net change in estimate of liability of $2.9 million.

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004	December 31, 2003
Disputed unsecured claims	$16,066	$20,424
Disputed priority claims	257	1,097

	$16,323	$21,521

The change in outstanding Liabilities Subject to Compromise results from a change in estimate of $3.2 million and settlements of $2.0 million.

NOTE 6 — INCOME TAXES

As of December 31, 2003 the Company reversed the valuation allowance related to its deferred tax assets as it was determined to be more likely than not that net deferred tax assets would be realized in future periods. At June 30, 2004 the Company has deferred tax assets of approximately $67.0 million remaining. The income tax expense of $6.2 million and $ 7.2 million for the three and six months ended June 30, 2004, respectively, reflects a combined federal and state tax rate of 37.5%.

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

After taking into account the taxable income for the three months ended June 30, 2004 and the Company’s net operating loss carryovers available, the Company has federal and state net operating loss carryovers of approximately $ 71.2 million which begin to expire in the year 2020.

NOTE 7 — STOCK PLANS

Upon emergence from Chapter 11, the Company’s Board of Directors approved a new management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”). The Board of Directors has approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares will be delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for Cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of senior management. These shares are to be earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieves specific performance goals set for the executive to be achieved during each of these years. In some instances the executive may earn partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company. One of the seven grants to senior executives includes a grant of 35,000 shares to a former employee of the Company. Pursuant to an agreement with the former employee, the Company will deliver to the former employee the 17,000 shares earned in connection with his performance in 2002. These 17,000 shares shall vest on January 31, 2005. Of the 220,000 shares granted to members of senior management, 69,250 shares were earned on December 31, 2002 and 14,250 shares were forfeited. However, the Compensation Committee (renamed the Compensation, Nominating and Corporate Governance Committee subsequent to December 31, 2003) approved two additional grants of 5,500 shares to two members of senior management on March 7, 2003, which shares are deemed to be earned and subject only to vesting requirements. For the year ended December 31, 2003, 62,980 shares were earned and 15,520 shares were forfeited. On May 21, 2004, the Compensation, Nominating and Corporate Governance Committee approved one additional grant of 1,130 shares to one member of senior management. Therefore, of the original 220,000 shares granted to members of senior management, 161,360 shares are deemed to have been earned, subject only to vesting requirements, 23,640 shares have been forfeited and 35,000 shares may be earned over the next year. The Company has included in stockholders’ equity $12.7 million and $9.6 million at June 30, 2004 and December 31, 2003, respectively, related to the 2002 Stock Plan.

On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent directors on August 14, 2002. Additionally, the Board of Directors approved stock option grants of 5,000 shares in June 2003 and 5,000 shares in April 2004 for new directors. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 20,000 shares in the aggregate during 2002, 2003 and 2004 represent the only stock options outstanding under the Directors Incentive Plan at June 30, 2004.

On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. The purpose of the Employee Incentive Plan is to provide incentives, competitive with those of similar companies, which will attract, retain and motivate qualified and experienced persons to serve as employees and consultants of the Company and to further align such employees’ and consultants’ interest with those of the Company’s Stockholders. There are a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share, and 75,000 options vest on December 31, 2005 and 75,000 options vest on December 31, 2006. On December 18, 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63 and they vest ratably over three years beginning December 31, 2005 through December 31, 2007.

On March 31, 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan, which was approved by the stockholders on May 21, 2004. The Compensation, Nominating and Corporate Governance Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. There are 830,000 shares of Common Stock reserved for issuance pursuant to grants made under the 2004 Incentive Stock Plan in addition to the 225,000 unissued shares that were previously authorized for issuance under the Employee Incentive Plan and the Directors Incentive Plan which may be forfeited after the effective date of the 2004 Incentive Stock Plan. No further grants may be made under the Employee Incentive Plan or Directors Incentive Plan.

NOTE 8 — EARNINGS PER SHARE

Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 7. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Outstanding shares	12,152	9,089	11,575	9,089
Less restricted stock issued	(161)	(98)	(161)	(98)

Basic shares outstanding	11,991	8,991	11,414	8,991
Dilutive shares:
Restricted stock	101	45	98	45
Stock grants	560	228	553	222
Stock options	178	1	114	1

	12,830	9,265	12,179	9,259

Earnings per share:
Basic	$0.87	$1.50	$1.05	$2.00
Diluted	$0.81	$1.45	$0.99	$1.95

NOTE 9 — CONDENSED FINANCIAL DATA

The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$38,286	$11,987	$—	$50,273
Accounts and notes receivable	1,736	(39)		1,697
Inventories	492	1,249		1,741
Prepaid expenses	7,426	3,565		10,991

Total current assets	47,940	16,762	—	64,702
Other assets:
Investment in and advances to partnerships	4,491	2,032		6,523
Investment in subsidiaries	103,697	—	(103,697)	—
Deferred income tax assets	27,769	39,265		67,034
Other	252,914	9,434	(231,278)	31,070
Property and equipment, net	100,698	316,877		417,575
Goodwill, net	5,914	17,440		23,354

Total assets	$543,423	$401,810	$(334,975)	$610,258

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$11,060	$6,181	$—	$17,241
Accrued expenses	22,170	20,915		43,085
Dividends payable	2,127	—		2,127
Current maturities of long-term indebtedness and capital lease obligations	1,638	1,151		2,789

Total current liabilities	36,995	28,247	—	65,242
Long-term debt less current maturities	248,500	—		248,500
Capital lease obligations less current maturities	12,211	38,588		50,799
Long-term trade payables	—	—		—
Other	—	231,278	(231,278)	—
Liabilities subject to compromise	16,323	—		16,323
Stockholders’ equity	229,394	103,697	(103,697)	229,394

Total liabilities and stockholders’ equity	$543,423	$401,810	$(334,975)	$610,258

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$17,665	$70,688	$—	$88,353
Concessions and other	15,030	35,959	(6,246)	44,743

	32,695	106,647	(6,246)	133,096
Costs and expenses
Film exhibition costs	8,978	40,125		49,103
Concession costs	904	4,039		4,943
Other theatre operating costs	10,419	43,143	(6,246)	47,316
General and administrative expenses	5,116	—		5,116
Depreciation and amortization expenses	1,879	6,384		8,263
Gain on sales of property and equipment	1	(273)		(272)

	27,297	93,418	(6,246)	114,469

Operating income	5,398	13,229	—	18,627
Interest expense	(487)	5,702		5,215

Net income before reorganization costs and income taxes	5,885	7,527	—	13,412
Reorganization costs	(3,205)	—	—	(3,205)

Income before income taxes and equity in earnings of subsidiaries	9,090	7,527	—	16,617
Income tax expense	3,409	2,283	—	6,232

	5,681	4,704	—	10,385
Equity in earnings of subsidiaries	4,704	—	(4,704)	—

Net income for common stock	$10,385	$4,704	$(4,704)	$10,385

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$33,076	$134,826	$—	$167,902
Concessions and other	28,275	65,700	(11,853)	82,122

	61,351	200,526	(11,853)	250,024
Costs and expenses
Film exhibition costs	16,046	69,379		85,425
Concession costs	1,671	7,398		9,069
Other theatre operating costs	20,816	84,255	(11,853)	93,218
General and administrative expenses	8,887	(6)		8,881
Depreciation and amortization expenses	3,749	12,767		16,516
Gain on sales of property and equipment	(9)	(568)		(577)

	51,160	173,225	(11,853)	212,532

Operating income	10,191	27,301	—	37,492
Interest expense	760	11,830		12,590
Loss on extinguishment of debt	9,579	—		9,579

Income before reorganization costs and income taxes	(148)	15,471	—	15,323
Reorganization costs	(3,881)	—		(3,881)

Income before income taxes and equity in earnings of subsidiaries	3,733	15,471	—	19,204
Income tax expense	1,400	5,802		7,202

	2,333	9,669	—	12,002
Equity on earnings of subsidiaries	9,669	—	(9,669)	—

Net Income for common stock	$12,002	$9,669	$(9,669)	$12,002

Condensed Consolidating Statements of Cash Flows
For Six Months Quarter Ended June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$12,002	$9,669	$9,669	$12,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,749	12,767		16,516
Provision for income taxes	1,336	5,804		7,140
Non-cash deferred compensation	3,018	—		3,018
Non-cash reorganization items	(3,413)	—		(3,413)
Loss on extinguishment of debt	1,792	—		1,792
Gain on sales of property and equipment	(9)	(568)		(577)
Changes in operating assets and liabilities	(2,157)	(28,956)	9,669	(21,444)

Net cash used in operating activities	16,318	(1,284)	—	15,034
Investing activities
Purchases of property and equipment	(9,349)	(3,551)		(12,900)
Proceeds from sale of property and equipment	17	1,108		1,125

Net cash provided by (used in) investing activities	(9,332)	(2,443)	—	(11,775)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—		250,000
Repayments of debt	(333,575)	(540)		(334,115)
Issuance of common stock, net	89,893	—		89,893

Net cash provided by (used in) financing activities	6,318	(540)	—	5,778

Increase (decrease) in cash and cash equivalents	13,304	(4,267)	—	9,037
Cash and cash equivalents at beginning of period	24,982	16,254	—	41,236

Cash and cash equivalents at end of period	$38,286	$11,987	—	$50,273

Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	2,293	123	—	2,416
Inventories	407	1,170	—	1,577
Prepaid expenses	7,189	3,525	—	10,714

Total current assets	34,871	21,072	—	55,943
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries	94,028	—	(94,028)	—
Other	301,197	54,876	(258,833)	97,240
Property and equipment, net	94,600	326,231	—	421,831
Goodwill, net	5,914	17,440	—	23,354

Total assets	$535,565	$421,616	$(352,861)	$604,320

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	27,898	16,514	—	44,412
Current maturities of long-term indebtedness and capital lease obligations	823	1,079	—	1,902

Total current liabilities	44,121	29,555	—	73,676
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease obligations less current maturities	12,278	39,200	—	51,478
Long-term trade payables	7,988	—	—	7,988
Other	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	126,607	94,028	(94,028)	126,607

Total liabilities and stockholders’ equity	$535,565	$421,616	$(352,861)	$604,320

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$16,294	$70,756	$—	$87,050
Concessions and other	15,103	35,091	(6,804)	43,390

	31,397	105,847	(6,804)	130,440
Costs and expenses
Film exhibition costs	9,161	40,419		49,580
Concession costs	908	4,277		5,185
Other theatre operating costs	10,357	42,315	(6,804)	45,868
General and administrative expenses	3,493	(4)		3,489
Depreciation and amortization expenses	1,733	5,979		7,712
(Gain)/loss on sales of property and equipment	(78)	16		(62)
Impairment of long-lived assets	—	—		—

	25,574	93,002	(6,804)	111,772

Operating income	5,823	12,845	—	18,668
Interest expense	1,899	7,224		9,123

Net income before reorganization costs and income taxes	3,924	5,621	—	9,545
Reorganization costs	(3,908)	—		(3,908)

Income before income taxes and equity in earnings of subsidiaries	7,832	5,621	—	13,453
Income tax expense	—	—		—

	7,832	5,621	—	13,453
Equity in earnings of subsidiaries	5,621		(5,621)

Net income	$13,453	$5,621	$(5,621)	$13,453

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$30,211	$126,013	$—	$156,224
Concessions and other	27,054	62,038	(11,662)	77,430

	57,265	188,051	(11,662)	233,654
Costs and expenses
Film exhibition costs	15,231	66,782		82,013
Concession costs	1,517	7,491		9,008
Other theatre operating costs	20,505	80,364	(11,662)	89,207
General and administrative expenses	6,839	(4)		6,835
Depreciation and amortization expenses	3,466	11,957		15,423
Gain on sales of property and equipment	(749)	(1,753)		(2,502)
Impairment of long-lived assets	—	—		—

	46,809	164,837	(11,662)	199,984

Operating income	10,456	23,214	—	33,670
Interest expense	5,216	14,247		19,463

Net income before reorganization costs and income taxes	5,240	8,967	—	14,207
Reorganization costs	(3,808)	—		(3,808)

Income before income taxes and equity in earnings of subsidiaries	9,048	8,967	—	18,015
Income tax expense	—	—		—

	9,048	8,967	—	18,015
Equity in earnings of subsidiaries	8,967	—	(8,967)	—

Net income	$18,015	$8,967	$(8,967)	$18,015

Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$18,015	$8,967	$(8,967)	$18,015
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,466	11,957	—	15,423
Non-cash deferred compensation	2,487	—	—	2,487
Impairment charge	—	—	—	—
Income tax benefit	—	—	—	—
Non-cash reorganization items	(6,001)	—	—	(6,001)
Gain on sales of property and equipment	(749)	(1,753)	—	(2,502)
Changes in operating assets and liabilities	(3,615)	(20,838)	8,967	(15,486)

Net cash provided by (used in) operating activities	13,603	(1,667)	—	11,936
Investing activities
Purchases of property and equipment	(721)	(5,408)		(6,129)
Proceeds from sale of property and equipment	1,852	3,284		5,136

Net cash provided by investing activities	1,131	(2,124)	—	(993)
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—	—
Repayments of debt	(29,405)	(435)		(29,840)
Recoverable construction allowances	—	—	—	—
Net cash used in financing activities	(29,405)	(435)		(29,840)

Increase (decrease) in cash and cash equivalents	(14,671)	(4,226)	—	(18,897)
Cash and cash equivalents at beginning of period	39,788	13,703	—	53,491

Cash and cash equivalents at end of period	$25,117	$9,477	$—	$34,594

NOTE 10 — LEGAL PROCEEDINGS.

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. The company has established a reserve of $1.0 million for potential litigation. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us. In addition, we emerged from bankruptcy under chapter 11 on January 31, 2002.

     Five current and three former employees at one of our theatres recently filed charges of discrimination against us with the U.S. Equal Employment Opportunity Commission, or the EEOC. These employees alleged that they were sexually harassed by a supervisor over a nine month period in 2003. Unknown to us during the time he was employed by Carmike, the supervisor had a criminal record relating to indecent liberties with a minor. On June 18, 2004, the EEOC issued determinations and invitations to conciliate in connection with all eight charges. In each of the eight cases, the EEOC determined that there is reasonable cause to believe that the charging parties, as well as the other male employees at the theatre during the nine month period, were subjected to a sexually hostile work environment in violation of Title VII of the Civil Rights Act of 1964. We recently participated in a conciliation with the EEOC, the charging parties and their counsel. However, none of the charges or the potential class claims were resolved during the conciliation. The EEOC has yet to determine whether to file a lawsuit against us on behalf of the charging parties and possible additional putative class members or to issue right-to-sue notices to the charging parties.

We are prepared to defend these claims vigorously and believe that resolution of these claims will not have a material adverse effect on our business or financial position. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have a material adverse effect on our results of operation in a particular period.

NOTE 11 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of June 30, 2004, there are no recent announcements which impact the Company’s financial statements.

NOTE 12 — RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

     Comparison of Three and Six Months Ended June 30, 2004 and 2003

     Revenues. Total revenues for the three months ended June 30, 2004 increased 2.1% to $133.1 million from $130.4 million for the three months ended June 30, 2003. The increase in revenue is attributable to higher average admission and concession prices, offset by a 3.2% decrease in attendance. Our average admission price was $5.16 for the three months ended June 30, 2004 compared to $4.92 for the three months ended June 30, 2003. The average concession sale per patron was $2.42 for the three months ended June 30, 2004 compared to $2.22 for the three months ended June 30, 2003. Attendance per average screen was 7,707 for the three months ended June 30, 2004 compared to 7,855 for the three months ended June 30, 2003.

     Total revenues for the six months ended June 30, 2004 increased 7.0% to $250.0 million from $233.7 million for the three months ended June 30, 2003. The increase in revenue is attributable to a 2.2% increase in attendance as well as higher average admission and concession prices. Our average admission price was $5.15 for the six months ended June 30, 2004 compared to $4.89 for the six months ended June 30, 2003. The average concession sale per patron was $2.30 for the six months ended June 30, 2004 compared to $2.19 for the six months ended June 30, 2003. Attendance per average screen was 14,664 for the six months ended June 30, 2004 compared to 14,163 for the six months ended June 30, 2003.

     We operated 291 theatres with 2,229 screens at June 30, 2004 compared to 302 theatres with 2,253 screens at June 30, 2003.

     Film exhibition costs, concession costs and other theatre operating costs. Film exhibition costs for the three months ended June 30, 2004 decreased 1.0% to $49.1 million from $49.6 million for the three months ended June 30, 2003 due to lower terms with distributors offset slightly by increased sales volume associated with the higher admission prices. As a percentage of admissions revenue, film exhibition costs were 55.6% for the three months ended June 30, 2004 as compared to 57.0% for the three months ended June 30, 2003. Concessions costs for the three months ended June 30, 2004 decreased 5.8% to $4.9 million from $5.2 million for the three months ended June 30, 2003 due to lower attendance and cost controls. As a percentage of concessions and miscellaneous revenues, concession costs were 11.0% for the three months ended June 30, 2004 as compared to 11.9% for the three months ended June 30, 2003. Other theatre operating costs for the three months ended June 30, 2004 increased 3.1% to $47.3 million from

$45.9 million for the three months ended June 30, 2003 due to increased rent expense, as well as the establishment of a reserve of $1.0 million for potential litigation. For more information concerning this reserve see Note 10- Legal Proceedings of the Notes to Consolidated Financial Statements.

     Film exhibition costs for the six months ended June 30, 2004 increased 4.1% to $85.4 million from $82.0 million for the six months ended June 30, 2003 due to increased sales volume associated with higher attendance and higher admissions prices. As a percentage of admissions revenue, film exhibition costs were 50.9% for the six months ended June 30, 2004 as compared to 52.5% for the six months ended June 30, 2003. Concessions costs for the six months ended June 30, 2004 were relatively flat at $9.1 million compared to $9.0 million for the six months ended June 30, 2003. As a percentage of concessions and miscellaneous revenues, concession costs were 11.0% for the six months ended June 30, 2004 as compared to 11.6% for the six months ended June 30, 2003. Other theatre operating costs for the six months ended June 30, 2004 increased 4.5% to $93.2 million from $89.2 million for the six months ended June 30, 2003 due to higher attendance and increased rent expense, as well as the establishment of a reserve of $1.0 million for potential litigation. For more information concerning this reserve see Note 10- Legal Proceedings of the Notes to Consolidated Financial Statements.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2004 increased 45.7% to $5.1 million from $3.5 million for the three months ended June 30, 2003. The increases are due to non-cash deferred compensation expenses related to the 2002 Stock Plan, increased professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses. Expenses relating to the 2002 Stock Plan for the three months ended June 30, 2004 and 2003 were $1.6 million and $1.2 million, respectively.

     General and administrative expenses for the six months ended June 30, 2004 increased 30.9% to $8.9 million from $6.8 million for the six months ended June 30, 2003. The increases are due to non-cash deferred compensation expenses related to the 2002 Stock Plan, increased professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses. Expenses relating to the 2002 Stock Plan for the three months ended June 30, 2004 and 2003 were $3.0 million and $2.5 million, respectively.

     Depreciation and amortization expenses. Depreciation and amortization for the three months ended June 30, 2004 increased 7.8% to $8.3 million from $7.7 million for the three months ended June 30, 2003. This increase reflects the effect of purchases of fixed assets during the latter portion of 2003 and first half of 2004.

     Depreciation and amortization for the six months ended June 30, 2004 increased 7.1% to $16.5 million from $15.4 million for the three months ended June 30, 2003. This increase reflects the effect of purchases of fixed assets during the latter portion of 2003 and first half of 2004.

     Gain on sales of property and equipment. Gain on sales of property and equipment for the three months ended June 30, 2004 amounted to $272,000 compared to $62,000 for the three months ended June 30, 2003. This increase was due to higher sales of surplus property. We sold two previously closed properties during the three months ended June 30, 2004 compared to one property during the three months ended June 30, 2003.

     Gain on sales of property and equipment for the six months ended June 30, 2004 amounted to $577,000 compared to $2.5 million for the six months ended June 30, 2003. This decrease was due to lower sales of surplus property. We sold two previously closed theatres and one parcel of land during the six months ended June 30, 2004 compared to six theatres and one parcel of land during the six months ended June 30, 2003.

     Operating Income. Operating income for the three months ended June 30, 2004 decreased .5% to $18.6 million compared to $18.7 million for the three months ended June 30, 2003. As a percentage of revenues, the operating income for the three months ended June 30, 2004 was 14.0% compared to 14.3% for the three months ended June 30, 2003.

     Operating income for the six months ended June 30, 2004 increased 11.3% to $37.5 million compared to $33.7 million for the six months ended June 30, 2003. As a percentage of revenues, the operating income for the six months ended June 30, 2004 was 15.0% compared to 14.4% for the six months ended June 30, 2003.

     Interest expense. Interest expense for the three months ended June 30, 2004 decreased 42.9% to $5.2 million from $9.1 million for the three months ended June 30, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions created by lowering estimates on outstanding Liabilities Subject to Compromise.

     Interest expense for the six months ended June 30, 2004 decreased 35.4% to $12.6 million from $19.5 million for the six months ended June 30, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions created by lowering estimates on outstanding Liabilities Subject to Compromise.

     Loss on extinguishment of debt. On February 4, 2004, the Company refinanced its debt which caused the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and a pre-payment premium on the retirement of the 10.375% senior subordinated notes of $7.8 million.

     Income tax expense. Reflecting the reversal of the deferred tax asset valuation allowance at December 31, 2003, we recognized an income tax expense of $6.2 million for the three months ended June 30, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the three months ended June 30, 2003.

     We recognized an income tax expense of $7.2 million for the six months ended June 30, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $0.5 million as of June 30, 2004 compared to $17.7 million at December 31, 2003. The decreased deficit recorded as of June 30, 2004 reflects the reduction in current long-term debt through our refinancing that was completed on February 4, 2004. As a component of this debt restructuring, the Company also issued 3.0 million shares of common stock for net proceeds after discounts and expenses of $89.9 million. The proceeds from this offering were used to reduce outstanding debt. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our new revolving credit agreement. At June 30, 2004, we had available borrowing capacity of $50 million under our new revolving credit facility.

     During the six months ended June 30, 2004, we made capital expenditures of approximately $12.9 million. Our total budgeted capital expenditures for 2004 are $35.0 million, which we anticipate will be funded by using operating cash flows, available cash from our revolving line of credit and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.

     Net cash provided by operating activities was $15.0 million for the six months ended June 30, 2004 compared to $11.9 million for the six months ended June 30, 2003. This change is principally due to operating income driven by higher revenues. Net cash used in investing activities was $11.8 million for the six months ended June 30, 2004 compared to $1.0 million for the six months ended June 30, 2003. For the six months ended June 30, 2004 net cash provided by financing activities was $5.8 million compared to net cash used in financing activities of $29.8 million for the six months ended June 30, 2003 as a result of our refinancing.

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

     As of June 30, 2004, the Company was in compliance with all of the financial covenants as defined in its debt agreements.

     As of June 30, 2004, we did not have any off-balance sheet financing transactions.

SEASONALITY

     Typically, movie studios release films with the highest expected revenues during the summer and the holiday period between Thanksgiving and Christmas, causing seasonal fluctuations in revenues. However, movie studios are increasingly introducing more popular film titles throughout the year. In addition, in years where Christmas falls on a weekend day, our revenues are typically lower because our patrons generally have shorter holiday periods away from work or school.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product and the opening or closing of theatres during 2004.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002.

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Risk Factors.”

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

     A substantial number of our theatre leases have increases contingent on changes in the Consumer Price Index (“CPI”). A 1.0% change in the CPI would not have a material effect on rent expense.

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

     Any weaknesses identified in our internal controls as part of the evaluation being undertaken by us and our independent public accountants pursuant to Section 404 of the Sarbanes Oxley Act of 2002 could have an adverse effect on our business.

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

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. The Company has established a reserve of $1.0 million for potential litigation. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us. In addition, we emerged from bankruptcy under chapter 11 on January 31, 2002.

     Five current and three former employees at one of our theatres recently filed charges of discrimination against us with the U.S. Equal Employment Opportunity Commission, or the EEOC. These employees alleged that they were sexually harassed by a supervisor over a nine month period in 2003. Unknown to us during the time he was employed by Carmike, the supervisor had a criminal record relating to indecent liberties with a minor. On June 18, 2004, the EEOC issued determinations and invitations to conciliate in connection with all eight charges. In each of the eight cases, the EEOC determined that there is reasonable cause to believe that the charging parties, as well as the other male employees at the theatre during the nine month period, were subjected to a sexually hostile work environment in violation of Title VII of the Civil Rights Act of 1964. We recently participated in a conciliation with the EEOC, the charging parties and their counsel. However, none of the charges or the potential class claims were resolved during the conciliation. The EEOC has yet to determine whether to file a lawsuit against us on behalf of the charging parties and possible additional putative class members or to issue right-to-sue notices to the charging parties.

     We are prepared to defend these claims vigorously and believe that resolution of these claims will not have a material adverse effect on our business or financial position. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have a material adverse effect on our results of operation in a particular period.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our annual meeting of stockholders was held on May 21, 2004. At the meeting, the stockholders voted on the election of eleven directors and the approval of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan.

     Proposal One: The results of the voting for eleven directors were as follows:

Director	For	Vote Withheld
Michael W. Patrick	8,345,349	331,719
Elizabeth C. Fascitelli	8,292,347	384,721
Richard A. Friedman	8,292,347	384,721
Alan J. Hirschfield	8,292,308	384,760
John W. Jordan II	8,306,068	371,000
S. David Passman III	8,354,675	322,393
Carl L. Patrick, Jr.	8,292,299	384,769
Kenneth A. Pontarelli	8,292,347	384,721
Roland C. Smith	8,359,525	317,543
Patricia A. Wilson	8,354,675	322,393
David W. Zalaznick	8,297,118	379,950

Proposal Two: The results of the vote for the approval of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan were as follows:

For:	5,215,354	(60.1%)
Against:	942,402	(10.9%)
Abstained:	449,869	( 5.2%)
Non-Vote:	2,069,443	(23.8%)

ITEM 5.	OTHER INFORMATION.

     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Listing of Exhibits

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

Exhibit
Number	Description
2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	From of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.

10.2	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.)

Exhibit
Number	Description
10.3	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference.

10.4	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

11.1	Computation of per share earnings (provided in Note 8 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We furnished a Current Report on Form 8-K dated May 12, 2004, reporting information under Items 7 and 12 and including a press release reporting our financial results for the first quarter of 2004.

On February 20, 2004, we filed a Current Report on Form 8-K reporting information under Items 5 and 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: August 11, 2004	By:	/s/ Michael W. Patrick

Michael W. Patrick President and Chief Executive Officer

Date: August 11, 2004	By:	/s/ Martin A. Durant

Martin A. Durant Senior Vice President — Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and

Exhibit
Number	Description
incorporated herein by reference).

10.1	From of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.

10.2	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.)

10.3	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference.

10.4	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

11.1	Computation of per share earnings (provided in Note 8 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.