Form 10-K/A
period 2003-12-31
CARMIKE CINEMAS INC
filed 2004-12-14
CIK 799088

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-K/A

AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name Of Registrant As Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-1469127 (I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia (Address of Principal Executive Offices)	31901 (Zip Code)

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

*Incorporated by reference from Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

EXPLANATORY NOTE

     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Annual Report on Form 10-K/A (the “Form 10-K/A”) for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures for the years ended 1999, 2000, 2001, 2002 and 2003.

     During the third quarter of 2004, the Company determined that certain assets under leases originating during prior years and their related financing obligations should have been recorded on the balance sheet. Carmike should have been considered the owner of these assets during construction under the provisions of EITF 97-10 as the Company had paid directly for a substantial portion of the construction cost. Once the construction was completed, the Company was unable to meet the requirements under FAS 98 for sale treatment; therefore the amounts received from the landlord to reimburse the Company for some of the costs of construction should have been recorded as a financing obligation. This obligation should have been amortized over the lease term based on the rent payments designated in the lease contract. This reclassification resulted in a correction of an understatement of property, plant and equipment and financing obligations on the balance sheet, an overstatement of rent expense and an understatement of interest and depreciation expense for the related periods. Additionally, in 2001 two of these leased properties were incorrectly deemed impaired under FASB 121 based on the original classification. The initial impairment calculation did not properly consider the undiscounted cash flows that would have been used had the leases been classified appropriately. Accordingly, the Company’s December 31, 1999, 2000, 2001, 2002 and 2003 financial statements have been restated to correct the charge for the cumulative effect of these reclassifications and reversal of the impairment charges.

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in the identification of additional tax deductions related to certain of these costs and thus an increase to net operating loss carryforwards as of December 31, 2003. For financial statement purposes, the tax benefit of these additional deductions should have been recognized as of December 31, 2003, the point at which we eliminated the valuation allowance against our other deferred tax assets. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both amounts by the $4.0 million tax effect of the additional deductions. This adjustment, along with the aforementioned lease adjustments is described in the table in Note 17 to the consolidated financial statements.

     This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Item 1 as well as Part II, Items 6, 7, 8 and 9A. Except as identified in the prior sentence, no other items included in the original Form 10-K have been amended, and such items remain in effect as of the filing date of the original Form 10-K. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

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

     We target small- to mid-size non-urban markets. More than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small- to mid-size markets, including:

•	Less competition from other exhibitors. We believe a majority of our theatres have limited competition for patrons. We believe most of our markets are already adequately screened and our smaller markets in particular cannot support significantly more screens. In addition, because most of our principal competitors are focused on building megaplexes, we do not expect many of our markets to be targeted by our competitors for new theatres.

•	Lower operating costs. We believe that we benefit from lower labor, occupancy and maintenance costs than most other large exhibitors. For example, as of December 31, 2003, approximately 48% of our hourly employees worked for the federal minimum wage. Additionally, we own 70, or approximately 23%, of our theatres, which we believe provides us with further cost benefits. We believe the percentage of our owned theatres is among the highest of the large public theatre exhibitors.

•	Fewer alternative entertainment opportunities. In our typical markets, patrons have fewer entertainment alternatives than in larger markets, where options such as professional sports and cultural events are more likely to be available.

•	Greater access to film product. We believe we are the sole exhibitor in 74.4% of our film licensing zones, which we believe provides us with greater flexibility in selecting films that meet the preferences of patrons in our markets.

     The following table sets forth geographic information regarding our theatre circuit as of December 31, 2003:

State	Theatres	Screens	State	Theatres	Screens
Alabama	17	152	New Mexico	1	2
Arkansas	10	88	New York	1	8
Colorado	8	57	North Carolina	36	296
Delaware	1	14	North Dakota	7	40
Florida	10	80	Ohio	6	39
Georgia	27	226	Oklahoma	10	52
Idaho	4	17	Pennsylvania	25	189
Illinois	2	6	South Carolina	14	102
Iowa	9	87	South Dakota	5	35
Kansas	1	12	Tennessee	28	224
Kentucky	10	51	Texas	12	91

State	Theatres	Screens	State	Theatres	Screens
Louisiana	3	22	Utah	3	39
Maryland	1	8	Virginia	10	67
Michigan	1	5	Washington	1	12
Minnesota	9	76	West Virginia	4	28
Missouri	1	8	Wisconsin	2	18
Montana	13	74	Wyoming	2	9

Nebraska	5	19	Totals	299	2,253

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

Film Licensing

     We obtain licenses to exhibit films by directly negotiating with film distributors. We license films through our booking office located in Columbus, Georgia. Our Senior Vice President — Film, in consultation with our Chief Executive Officer, directs our motion picture bookings. Prior to negotiating for a film license, our Senior Vice President — Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected MPAA rating. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, but also upon our knowledge of the preferences of patrons in our markets and insight into trends in those preferences. We maintain a database that includes revenue information on films previously exhibited in our markets. We use this historical information to match new films with particular markets so as to maximize revenues. The table below depicts the industry’s top 10 films for the year ended December 31, 2003 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1.	Finding Nemo	1.	Finding Nemo
2.	Pirates of the Caribbean: The Curse of the Black Pearl	2.	Pirates of the Caribbean: The Curse of the Black Pearl
3.	The Matrix Reloaded	3.	Bruce Almighty
4.	Lord of the Rings: The Return of the King	4.	The Matrix Reloaded
5.	Bruce Almighty	5.	X2: X-Men United
6.	X2: X-men United	6.	Lord of the Rings: The Return on the King
7.	Elf	7.	Elf

	Industry		Carmike Cinemas
8.	Terminator 3: Rise of the Machines	8.	Anger Management
9.	Bad Boys II	9.	2 Fast 2 Furious
10.	The Matrix Revolutions	10.	The Hulk

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

     We also have, and will continue to have, significant lease obligations. As of December 31, 2003, our total capital, operating and long-term financing lease obligations for leases with terms over one year totaled $660.5 million.

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

     As of December 31, 2003, after utilizing approximately $10.8 million for 2003, we had approximately $99.0 million of federal and state operating loss carryforwards with which to offset our future taxable income. Section 382 of the Internal Revenue Code of 1986 imposes an annual limitation on the use of a corporation’s net operating loss carryforwards if the corporation undergoes an “ownership change,” which in general terms is a change in beneficial ownership of the company’s stock that exceeds 50 percentage points during a three year testing period.

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

     We had impairment charges in four of the last five fiscal years totaling $174.2 million. Our impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed theatres. Additionally, in 2001 we included equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory. We incurred no impairment charge in 2002. For fiscal year 2003, our impairment charge was $1.1 million. Through December 31, 2003, we believe we have properly tested for impairments. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.

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

     Anthony J. Rhead joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President – Film, in December 1997 was elected Senior Vice President – Film and in January 2002 he was elected Senior Vice President – Film and Secretary. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

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

ITEM 6. SELECTED FINANCIAL AND OTHER DATA.

     The table below reflects the restatement of the Company’s financial statements for the years ended 1999, 2000, 2001, 2002 and 2003.

     During the third quarter of 2004, the Company determined that certain assets under leases originating during prior years and their related financing obligations should have been recorded on the balance sheet. Carmike should have been considered the owner of these assets during construction under the provisions of EITF 97-10 as the Company had paid directly for a substantial portion of the construction cost. Once the construction was completed, the Company was unable to meet the requirements under FAS 98 for sale treatment; therefore the amounts received from the landlord to reimburse the Company for some of the costs of construction should have been recorded as a financing obligation. This obligation should have been amortized over the lease term based on the rent payments designated in the lease contract. This reclassification resulted in a correction of an understatement of property, plant and equipment and financing obligations on the balance sheet, an overstatement of rent expense and an understatement of interest and depreciation expense for the related periods. Additionally, in 2001 two of these leased properties were incorrectly deemed impaired under FASB 121 based on the original classification. The initial impairment calculation did not properly consider the undiscounted cash flows that would have been used had the leases been classified appropriately. Accordingly, the Company’s December 31, 1999, 2000, 2001, 2002 and 2003 financial statements have been restated to correct the charge for the cumulative effect of these reclassifications and reversal of the impairment charges.

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in a change in tax position as to the deducibility of certain of these costs. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both such amounts by the $4.0 million tax effect of the change in position. This adjustment, along with the aforementioned lease adjustment is described in the table in Note 17 to the consolidated financial statements.

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

	As Restated For the Year Ended December 31,
	1999(9)	2000 (1)(9)	2001 (1)(9)	2002 (1)(9)	2003(9)
	(in millions except per share and operating data)
Statement of Operations Data:
Revenues:
Admissions	$336.0	$315.4	$311.8	$342.8	$332.1
Concessions and other (2)	148.1	143.9	145.1	163.6	161.0

Total revenues (2)	484.1	459.3	457.0	506.5	493.1
Costs and expenses:
Film exhibition costs	181.5	185.2	171.2	189.3	180.4
Concession costs	19.0	21.0	20.2	19.2	18.0
Other theatre operating costs	191.0	192.7	177.8	178.4	176.8
General and administrative expenses	7.3	6.9	8.8	15.0	15.3
Depreciation and amortization expenses (3)	41.1	43.5	42.7	33.7	33.4
Impairment of long-lived assets (4)	33.0	21.3	118.8	—	1.1
Loss on extinguishment of debt (5)	10.1	—	—	—	—
Restructuring charge (4)	(2.7)	—	—	—	—
Gain on sales of property and equipment (2)	(2.8)	(3.0)	—	(0.7)	(3.0)

Total costs and expenses	477.7	467.5	539.6	434.9	422.1

Operating income (loss)	6.4	(8.2)	(82.6)	71.6	71.0
Interest expense	36.9	32.4	9.1	105.5	42.2

Income (loss) before reorganization costs and income taxes	(30.4)	(40.7)	(91.7)	(33.9)	28.8
Reorganization costs	—	7.0	19.5	20.5	(4.1)

Income (loss) before income taxes	(30.4)	(47.7)	(111.2)	(54.5)	32.9
Income tax expense (benefit)	(11.5)	25.5	—	(14.7)	(73.5)

Net income (loss)	(18.9)	(73.2)	(111.2)	(39.8)	106.4
Preferred stock dividends	3.0	1.5	—	—	—

Net income (loss) available to common stockholders	$(21.9)	$(74.7)	$(111.2)	$(39.8)	$106.4

Weighted average common shares outstanding (in thousands):
Basic	11,375	11,344	11,344	9,195	8,991
Diluted	11,375	11,344	11,344	9,195	9,448
Earnings (loss) per common share:
Basic	$(1.93)	$(6.59)	$(9.80)	$(4.32)	$11.83
Diluted	$(1.93)	$(6.59)	$(9.80)	$(4.32)	$11.26

Balance Sheet Data:
Cash and cash equivalents (deficit)	$(4.2)	$52.5	$94.2	$53.5	$41.2
Property and equipment, net (4)	668.5	640.3	491.6	475.2	460.3
Total assets	796.6	774.7	651.3	583.6	634.6
Total debt (6)	472.5	65.0	68.3	431.0	393.1
Liabilities subject to compromise	—	529.2	508.1	37.4	21.5
Retained earnings (deficit)	45.0	(29.7)	(141.3)	(180.7)	(74.3)
Total stockholders’ equity	$204.2	$129.5	$18.0	$27.8	$140.2
Other Financial Data:
Net cash provided by (used in) operating activities (7)	$59.6	$26.1	$50.7	$16.2	$53.3
Net cash provided by (used in) investing activities (7)	$(135.0)	$(15.6)	$(1.0)	$(14.6)	$(12.2)
Net cash provided by (used in) financing activities (7)	$66.6	$46.3	$(8.0)	$(42.4)	$(53.3)
Capital expenditures	$140.5	$44.9	$9.2	$18.1	$18.9
Operating Data:
Theatres at period end (8)	458	352	323	308	299
Screens at period end (8)	2,848	2,438	2,333	2,262	2,253

	As Restated For the Year Ended December 31,
	1999(9)	2000 (1)(9)	2001 (1)(9)	2002 (1)(9)	2003(9)
	(in millions except per share and operating data)
Average screens in operation	2,753	2,643	2,386	2,274	2,252
Average screens per theatre	6.2	6.9	7.2	7.3	7.5
Total attendance (in thousands)	74,518	67,804	64,621	69,997	67,189
Average ticket price	$4.51	$4.65	$4.83	$4.90	$4.93
Average concession sales per patron	$1.84	$1.98	$2.10	$2.17	$2.19

(1)	See notes 1, 2 and 3 of notes to audited annual consolidated financial statements with respect to our bankruptcy and financial reporting in accordance with Statement of Position 90-7. See note 3 of notes to audited annual consolidated financial statements with respect to reorganization costs incurred while in bankruptcy. See note 11 of notes to audited annual consolidated financial statements for income taxes relative to valuation allowances for deferred income tax debits.

(2)	Gain on sales of property and equipment for the years ended December 31, 1999, 2000, 2001 and 2002 as filed with the SEC, is not included in concessions and other revenues in the foregoing table, but has been separately stated.

(3)	Goodwill amortization of $1.7 million, $1.5 million and $1.5 million is included for the years ended December 31, 1999, 2000 and 2001, respectively.

(4)	See notes 2, 3, and 4 of notes to audited annual consolidated financial statements with respect to impairments of long-lived assets and restructuring charges.

(5)	Loss on extinguishment of debt, gross, has been reclassified from an extraordinary item, net of tax, in our audited annual consolidated financial statements in accordance with SFAS 145.

(6)	Includes current maturities of long-term indebtedness, capital lease obligations and long-term trade payables; excludes long-term trade payables and liabilities subject to compromise.

(7)	See the audited annual consolidated financial statements of cash flows for the years ended December 31, 2000, 2001, 2002 and 2003.

(8)	Excludes 28 theatres and 116 screens which we closed as part of our 1998 restructuring plan in 1999. In addition, these amounts exclude theatres which we closed upon approval of the bankruptcy court as follows: 84 theatres and 394 screens through December 31, 2000; an additional 17 theatres and 81 screens through December 31, 2001; and an additional eight theatres and 44 screens through December 31, 2002.

(9)	Please see Note 17- Notes to consolidated financial statements for additional information about the restatements.

(10)	Due to rounding, certain amounts do not total properly.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The consolidated financial statements as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002, and 2003, included in this Annual Report on Form 10-K/A, have been restated as discussed in Note 17 to the Consolidated Financial Statements. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-K for the year ended December 31, 2003, as originally filed with the Commission on March 30, 2004 (the “Original Form 10-K”) that was affected by the restatement has been amended to the extent affected and restated in its entirety. The disclosure contained in the Original Form 10-K has not been updated or modified except for updates made to Part I, Item 1 and Part II, Items 6, 7, 8 and 9A, solely to reflect the impact of the restatement and related matters. See Note 17 to the Consolidated Financial Statements contained in this Form 10-K/A for more specific information on the restatement.

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

Net Operating Losses

     As of December 31, 2003, after utilizing approximately $10.8 million for 2003, we had approximately $99.0 million of federal and state operating loss carryforwards with which to offset our future taxable income. Net operating losses may be carried back and then forward for specified periods. If they are not used to offset taxable income by the end of the carryforward period, they expire. Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation may generally be restricted in utilizing its net operating losses to offset prospective taxable income if it experiences an “ownership change,” as defined in section 382(g). The determination as to whether a corporation has experienced an ownership change on a given date is a complex analysis of the beneficial stock ownership of the corporation over a time period of not more than three years. An ownership change under section 382(g) occurs when on a testing date, the beneficial ownership of the corporation by one or more “5-percent stockholders” has increased, in the aggregate, by more than 50 percentage points over the respective lowest ownership percentages of such 5-percent stockholders during the testing period preceding such date. It should be noted that the rules for determining whether an ownership change under section 382 has occurred are different from those applied to evaluate whether a “change in ownership” as defined by Statement of Position 90-7 has occurred.

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

Operating Statement Information

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Restated For the Year Ended
	December 31,
	2001	2002	2003
Revenues:
Admissions	68.2%	67.6%	67.3%
Concessions and other	31.8	32.4	32.7

Total revenues	100.0	100.0	100.0
Costs and expenses:
Film exhibition costs (1)	37.5	37.3	36.6
Concessions costs	4.4	3.8	3.7
Other theatre operating costs	38.9	35.2	35.9
General and administrative	1.9	3.0	3.1
Depreciation and amortization	9.3	6.7	6.8
Gain on sales of property and equipment	—	(0.1)	(0.6)
Impairment of long-lived assets	26.0	—	0.2

Total costs and expenses	118.1	85.9	85.6

Operating income (loss)	(18.1)	14.1	14.4
Interest expense	2.0	20.8	8.6

Income (loss) before reorganization costs and income taxes	(20.1)	(6.7)	5.8
Reorganization costs	4.3	4.1	(0.8)

Income (loss) before income taxes	(24.3)	(10.8)	6.7
Income tax expense (benefit)	—	(2.9)	(14.9)

Net income (loss)	(24.3)%	(7.9)%	21.6%

Other information:
Film exhibition costs as a % of admissions revenue (1)	54.9%	55.2%	54.3%
Concession costs as a % of concession revenue (2)	14.8%	12.7%	12.2%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	Concession costs of $20.2 million, $19.2 million and $18.0 million for the years 2001, 2002 and 2003, respectively, and concession revenue of $135.8 million, $151.8 million and $147.2 million for the years 2001, 2002 and 2003, respectively.

(3)	For additional information about the restatements, please see Note 17— Notes to consolidated financial statements.

(4)	Due to rounding, certain amounts do not total properly.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

     Revenues. Total revenues decreased 2.6% from $506.5 million for the year ended December 31, 2002 to $493.1 million for the year ended December 31, 2003 as a result of decreased attendance driving down admissions and concessions revenues, partially offset by increased ticket prices. Admissions decreased 3.1% from $342.8 million in 2002 to $332.1 million in 2003 due to a 4.0% decrease in overall attendance and a 0.6% increase in average ticket price. Concessions and other revenue decreased 1.6% from $163.7 million in 2002 to $161.0 million in 2003 due to (1) the attendance decrease, (2) a 0.9% increase in concession sales per patron and

(3) a $2.0 million increase in other revenues. Other revenues consist of game machine revenue, screen advertising, family entertainment center revenue and other miscellaneous items.

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

     We operated 308 theatres with 2,262 screens at December 31, 2002 and 299 theatres with 2,253 screens at December 31, 2003.

     Cost of operations. Total theatre operating costs, including film exhibition costs, concession costs and other theatre operating costs, decreased 3.0% from $386.9 million to $375.2 million. As a percentage of total revenues, cost of operations decreased from 76.4% to 76.1%. This was the result of improvement in concession cost of sales and improved operating leverage driven primarily by cost control measures and by an increase in other revenues of approximately $2.0 million over 2002. Film exhibition costs decreased 4.7% from $189.3 to $180.4 due to a decrease in admission sales offset by improved film rental arrangements.

     General and administrative expenses. General and administrative expenses increased 2.0% from $15.0 million to $15.3 million. This increase resulted primarily from an increase in non-cash deferred compensation charges from $3.6 million to $6.0 million, offset by cost control measures. As a percentage of total revenues, general and administrative costs increased from 3.0% to 3.1%.

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased .9% from $33.7 million to $33.4 million as a result of our having fewer screens in operation. The impairment charge of $118.8 million in 2001 resulted in depreciation and amortization expenses for 2002 being approximately $12.9 million lower than they otherwise would have been.

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

     Interest expense. Total interest for the year 2003 decreased from $105.5 million to $42.2 million. At emergence from chapter 11 on January 31, 2002, all past interest was required to be recognized. Excluding bankruptcy related items, interest for 2002 would have been approximately $50.2 million. The reduction in interest expense relates to scheduled amortization as well as mandatory prepayments as defined in our credit agreements.

     Income tax expense (benefit). During the quarter ended December 31, 2003, we determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $78.4 million valuation allowance was released creating an income tax benefit for 2003. The positive evidence management considered included operating income for 2002 and 2003, our subsequent stock offering and refinancing, resulting in significant prospective interest expense reduction, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets. We recognized an income tax benefit of $73.5 million in 2003. Additionally, we will pay approximately $500 thousand in alternative minimum taxes for the year ended December 31, 2003. The income tax benefit recorded in 2002 is the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. As is customary, the Internal Revenue Service reviews refunds of this size. This review was completed on November 25, 2003 with no adjustments made by the Internal Revenue Service. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

     Revenues. Total revenues increased 10.8% from $457.0% million for the year ended December 31, 2001 to $506.5 million for the year ended December 31, 2002 as a result of increased attendance driving up admissions and concessions revenues, partially offset by the reduced number of screens. Admissions increased 9.9% from $311.8 million in 2001 to $342.8 million in 2002 due to an 8.3% increase in overall attendance and a 1.5% increase in average ticket price. Concessions and other revenue increased 12.7% from $145.1 million in 2001 to $163.6 million in 2002 due to (1) the attendance increase, (2) a 3.3% increase in concession sales per patron and (3) a $2.5 million increase in other revenues.

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

     We operated 323 theatres with 2,333 screens at December 31, 2001 and 308 theatres with 2,262 screens at December 31, 2002.

     Cost of operations. Total theatre operating costs, including film exhibition costs, concession costs and other theatre operating costs, increased 4.8% from $369.2 million to $386.9 million. As a percentage of total revenues, cost of operations decreased from 80.8% to 76.4%. This was the result of improvement in concession cost of sales and improved operating leverage driven primarily by higher attendance and by an increase in other revenues of approximately $2.5 million over 2001. Film exhibition costs increased 10.6% from $171.2 million to $189.3 million due to an increase in admission sales.

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

     Depreciation and amortization expenses. Depreciation and amortization expenses decreased 21.1% from $42.7 million to $33.7 million as a result of our having fewer screens in operation. Impairment charges of $21.3 million in 2000 resulted in depreciation and amortization expenses for 2001 being approximately $1.2 million lower than they otherwise would have been. The impairment charge of $118.8 million in 2001 resulted in depreciation and amortization expenses for 2002 being approximately $12.9 million lower than they otherwise would have been. Additionally, the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, halted the amortization of goodwill, which was approximately $1.5 million in 2001.

     Interest expense. Total interest for the year 2002 increased to $105.5 million from $9.1 million in 2001. For the year ended 2002, interest expense included $55.3 million of contractual interest related to prior periods which was not recorded until approval of the reorganization plan in accordance with SOP 90-7.

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

     Below is an adjusted presentation of selected balance sheet items had these transactions occurred as of December 31, 2003.

	As Reported	As Adjusted
Cash and cash equivalents	$41,236	$31,489
Total assets	634,616	637,648

Current liabilities	73,937	73,437
Long-term debt (net)	323,050	250,000
Capital leases and long-term financing obligations (net)	67,889	67,889
Long-term trade payables (net)	7,988	—
Liabilities subject to compromise	21,521	21,521
Stockholders’ equity	140,231	224,801

Total liabilities and stockholders’ equity	$634,616	$637,648

General

     Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $42.1 million as of December 31, 2002 compared to a working capital deficit of $22.1 million at December 31, 2003.

     We had working capital of $54.6 million at December 31, 2001 compared to a working capital deficit of $42.1 million as of December 31, 2002. The working capital deficit as of December 31, 2002 reflects cash settlements required at emergence from chapter 11, as well as, mandatory payments defined in the plan of reorganization. The deficit was funded through anticipated operating cash flows as well as the ability to draw from our new revolving credit agreement. At February 4, 2004, we had available borrowing capacity of $50 million under our new revolving credit agreement. As of December 31, 2003 we had approximately $41.2 million in cash and cash equivalents on hand.

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

     Net cash provided by operating activities was $16.3 million for the year ended December 31, 2002 compared to net cash provided by operating activities of $53.3 million for the year ended December 31, 2003. This change is due to increased profit from operations related primarily to lower interest expenses, offset by changes in accounts payable, payments to general unsecured creditors and other reorganization items. Net cash used in investing activities was $14.6 million for the year ended December 31, 2002 compared to net cash used in investing activities of $12.2 million for the year ended December 31, 2003. For the year ended December 31, 2002 net cash used in financing activities was $42.4 million compared to $53.3 million for the year ended December 31, 2003.

     Net cash provided by operating activities was $50.7 million for the twelve months ended December 31, 2001, compared to net cash provided by operating activities of $16.3 million for the twelve months ended December 31, 2002. The decrease in cash flow from operating activities was primarily due to cash requirements, primarily interest, payable at emergence from bankruptcy and changes in certain operating assets and liabilities. Net cash used in investing activities was $1.0 million for the year ended December 31, 2001 as compared to $14.6 million in 2002. This increase in cash used in investing activities was primarily due to emergence from chapter 11, which allowed us to increase capital spending. For the year ended December 31, 2001 cash used in financing activities was $8.0 million compared to $42.4 million in 2002. The increase in cash used in financing activities was primarily due to scheduled and mandatory payment requirements of our long-term debt agreements.

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

	Payments Due by Period (in thousands)
	One Year			After 5
	or Less	2-3 Years	4-5 Years	Years	Total
Term loan credit agreement (1)	$—	$—	$100,000	$—	$100,000
Revolving credit agreement (2)	—	—	50,000	—	50,000
7.500% senior subordinated notes (3)	—	—	—	150,000	150,000
General unsecured creditors (4)	—	—	21,521	—	21,521
Industrial revenue bond	707	—	—	—	707
Long-term financing obligations (7)	4,649	10,655	10,655	44,388	70,347
Capital lease obligations	6,738	13,388	13,240	71,270	104,636
Operating leases	34,859	70,328	63,261	254,478	422,926
Employment agreement with Chief Executive Officer (5)	850	1,700	850	—	3,400

Total contractual cash obligations (6)	$47,803	$96,071	$259,527	$520,136	$923,537

(1)	The term loan has a maturity date of February 4, 2009.

(2)	The revolving credit agreement has a maturity date of August 4, 2008. This presentation assumes the full $50 million commitment is outstanding and payable.

(3)	The maturity date for the 7.500% senior subordinated notes is February 15, 2014.

(4)	Our general unsecured creditors are due semi-annual payments of $2.5 million plus interest with a maturity of January 31, 2007.

(5)	The employment agreement with our Chief Executive Officer provides for compensation of $850,000 per year for five years commencing January 31, 2002. The above table does not include bonus payments of up to 50% of his base salary if certain performance goals are achieved.

(6)	Had we not refinanced our long-term debt obligations, our total contractual obligations would have been as follows:

One Year or Less	2-3 Years	4-5 Years	After 5 Years	Total
$47,803	$96,071	$328,263	$524,451	$996,588

(7)	Long-term financing obligations excludes $13.425 million related to non-cash financing obligations offset by long-term financing assets.

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

Asset Impairments

     In 2001 and 2003, we identified impairments of asset values for certain theatres and a joint venture investment in three movie theatre-entertainment complexes which we reflected as operating expenses in our consolidated financial statements. Based on our analysis, no such charges were required in 2002. The table below sets out certain information concerning these impairments:

(in millions except number of theatres and screens)	2001	2003
Annual impairment charge included in operations	$118.8	$1.1
Impairment charge included in reorganization costs	16.4	—

Total impairment charge	135.2	1.1
Reduction in carrying values	220.8	3.0
Reduction in accumulated depreciation and amortization expenses	$(85.6)	$(1.9)
Number of theatres affected	285	4
Number of screens affected	2,090	27

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

Building and improvements	20-30years
Leasehold improvements*	15-30years
Leasehold interests*	15-30years
Equipment	5-15years

*	Number of years is based on the terms of the applicable lease

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

Financing Obligations

     The Company is considered the owner of certain assets during construction under the provisions of EITF 97-10, as we pay directly for a substantial portion of the construction costs. Once construction is completed, we consider the requirements under FAS 98 for sale treatment, and if the arrangement does not meet such requirements, we record the reimbursement of some of the construction costs from the landlord as a financing obligation. The obligation is amortized over the lease term based on the rent payments designated in the contract.

Income Taxes

     We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities, measured by enacted tax rates.

     In 2000 we established a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We periodically review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2003, we determined that it is more likely than not that the deferred tax assets will be realized in the future. Accordingly, the valuation of approximately $78.4 million was released and a deferred tax asset of $72.0 million was recognized.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carmike Cinemas, Inc.:

In our opinion, the restated consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carmike Cimemas, Inc and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audit, the restated financial statement schedule as of and for the year ended December 31, 2003 listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the restated consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 17 to the restated consolidated financial statement, the 2003 consolidated financial statements have been restated.

Atlanta, Georgia

March 18, 2004,
except for Note 17, as to which the date is December 6, 2004

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Carmike Cinemas, Inc.

We have audited the accompanying consolidated balance sheet of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carmike Cinemas, Inc. and subsidiaries at December 31, 2002 and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 17, the Company restated its financial statements at December 31, 2002 and for each of the two years in the period ended December 31, 2002.

Atlanta, Georgia
March 3, 2003 except for
Note 17, as to which the date is December 6, 2004

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	December 31,
	2003	2002
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$41,236	$53,491
Accounts and notes receivable	2,061	1,574
Inventories	1,577	2,308
Recoverable construction allowances	—	—
Prepaid expenses	6,956	5,609

Total current assets	51,830	62,982
Other assets:
Investment in and advances to partnerships	6,952	6,542
Deferred income tax asset	72,036	—
Other	20,121	15,488

Total other assets	99,109	22,030
Property and equipment:
Land	44,561	48,213
Building and improvements	152,286	158,397
Leasehold improvements	280,892	261,313
Leasehold interest	5,841	5,841
Equipment	185,413	183,171

Total property and equipment	668,993	656,935
Accumulated depreciation	(208,670)	(181,705)

Property and equipment, net of accumulated depreciation	460,323	475,230
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$634,616	$583,596

See accompanying notes.

	December 31,
	2003	2002
	(restated)	(restated)
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$27,362	$31,946
Accrued expenses	44,413	45,820
Current maturities of long-term indebtedness, capital leases and long-term financing obligations	2,162	27,276

Total current liabilities	73,937	105,042
Long-term liabilities:
Long-term debt, less current maturities	323,050	339,044
Capital lease and long-term financing obligations, less current maturities	67,889	64,705
Long-term trade payables, less current maturities	7,988	7,693
Deferred income taxes	—	1,927

	398,927	413,369
Liabilities Subject to Compromise	21,521	37,367
Stockholders’ equity:
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at December 31, 2003	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 9,148,012 shares and 9,088,512 shares at December 31, 2003 and 2002, respectively.	275	273
Paid-in capital	214,270	208,249
Retained deficit	(74,314)	(180,704)

	140,231	27,818

Total liabilities and stockholders’ equity	$634,616	$583,596

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
	(restated)	(restated)	(restated)
Revenues:
Admissions	$332,070	$342,839	$311,818
Concessions and other	161,015	163,668	145,132

	493,085	506,507	456,950
Costs and expenses:
Film exhibition costs	180,403	189,265	171,207
Concession costs	17,985	19,233	20,184
Other theatre operating costs	176,781	178,376	177,834
General and administrative expenses	15,335	14,983	8,846
Depreciation and amortization expenses	33,432	33,738	42,659
Gain on sales of property and equipment	(3,023)	(681)	—
Impairment charge	1,148	—	118,776

	422,061	434,914	539,506

Operating income (loss)	71,024	71,593	(82,556)
Interest expense (Contractual interest was $42,885, $50,215 and $47,609 for the years ended December 31, 2003, 2002 and 2001, respectively )	42,206	105,520	9,096

Income (loss) before reorganization costs and income taxes	28,818	(33,927)	(91,652)
Reorganization costs	(4,109)	20,547	19,548

Income (loss) before income taxes	32,927	(54,474)	(111,200)
Income tax expense (benefit)	(73,463)	(14,706)	—

Net income (loss) available for common stockholders	$106,390	$(39,768)	$(111,200)

Weighted average shares outstanding:
Basic	8,991	9,195	11,344
Diluted	9,448	9,195	11,344

Income (loss) per common share:
Basic	$11.83	$(4.32)	$(9.80)
Diluted	$11.26	$(4.32)	$(9.80)

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Years Ended December 31,
	2003	2002	2001
	(restated)	(restated)	(restated)
Operating activities
Net income (loss)	$106,390	$(39,768)	$(111,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,432	33,738	42,659
Impairment charge	1,148	—	118,776
Deferred income taxes	(72,036)	—	—
Non-cash deferred compensation	6,023	3,614	—
Non-cash reorganization items	(5,940)	13,528	9,064
Gain on sales of property and equipment	(3,023)	(681)	—
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(111)	(427)	3,544
Prepaid expenses and other assets	(6,165)	9,697	(7,313)
Accounts payable	(4,584)	5,420	3,193
Accrued expenses and other liabilities	(1,871)	(8,849)	(8,040)

Net cash provided by operating activities	53,263	16,272	50,683
Investing activities
Purchases of property and equipment	(18,928)	(18,068)	(9,191)
Proceeds from sale of property and equipment	6,722	3,475	8,197

Net cash used in investing activities	(12,206)	(14,593)	(994)
Financing activities
Debt:
Additional borrowing, net of debt issuance costs	—	21,705	—
Repayments of long-term debt (including prepayment penalties)	(50,754)	(64,061)	(10,432)
Repayments of capital lease and long-term financing obligations	(1,395)	(1,470)	(1,646)
Prepaid financing costs	(1,163)	(1,163)	(1,163)
Proceeds from long-term financing obligations	—	2,614	5,217

Net cash used in financing activities	(53,312)	(42,375)	(8,024)

Increase (decrease) in cash and cash equivalents	(12,255)	(40,696)	41,665
Cash and cash equivalents at beginning of year	53,491	94,187	52,522

Cash and cash equivalents at end of year	$41,236	$53,491	$94,187

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

Series A Cumulative
	Convertible Exchangeable		Class A Common
	Preferred Stock		Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	550	$550	10,018	$301
Net loss	—	—	—	—

Balance at December 31, 2001	550	550	10,018	301
Emergence from bankruptcy	(550)	(550)	(10,018)	(301)
Net loss	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2002	—	—	—	—
Net income	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2003	—	$—	—	$—

See accompanying notes.

Class B Common Stock		Treasury Stock		New Common Stock
							Retained Earnings	Total
Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	(restated)	(restated)
1,371	$41	(45)	$(441)	—	$—	$158,771	$(29,736)	$129,486
—	—	—	—	—	—	—	(111,200)	(111,200)

1,371	41	(45)	(441)	—	—	158,771	(140,936)	18,286
(1,371)	(41)	45	441	8,991	270	45,866	—	45,685
—	—	—	—	—	—	—	(39,768)	(39,768)
—	—	—	—	97	3	3,612	—	3,615

—	—	—	—	9,088	273	208,249	(180,704)	27,818
—	—	—	—	—	—	—	106,390	106,390
—	—	—	—	62	2	6,021	—	6,023

—	$—	—	$—	9,150	$275	$214,270	$(74,314)	$140,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
December 31, 2003

NOTE 1  -  SIGNIFICANT ACCOUNTING POLICIES

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

Building and improvements	20-30years
Leasehold improvements*	15-30years
Leasehold interests*	15-30years
Equipment	5-15years

*	Number of years is based on the term of the applicable lease

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 were $33.4 million, $33.7 million and $42.7 million, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. For the year ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $73.5 million.

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

The estimated fair value of the options granted during 2003 was $12.12 per share. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic income (loss) per share would have increased (decreased) to the following amounts (in thousands, except share data):

	2003	2002	2001
Net income (loss):
As reported	$106,390	$(39,768)	$(111,200)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(418)	(416)	—

Pro forma – for SFAS No. 123	105,972	(40,184)	(111,200)

Basic net earnings (loss) per share:
As reported	$11.83	$(4.32)	$(9.80)
Pro forma – for SFAS No. 123	11.79	(4.37)	(9.80)

Diluted net earnings (loss) per share:
As reported	$11.26	$(4.32)	$(9.80)
Pro forma – for SFAS No. 123	11.22	(4.37)	(9.80)

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

	For Year Ended December 31,
(in 000’s except per share data)	2003	2002	2001
Weighted average shares outstanding	9,150	9,292	11,344
Less restrictive stock issued	(159)	(97)	—

	8,991	9,195	11,344
Dilutive Shares:
Restricted stock	66	—	—
Stock grants	378	—	—
Stock options	13	—	—

	9,448	9,195	11,344

Earnings per share:
Basic	$11.83	$(4.32)	$(9.80)
Diluted	$11.26	$(4.32)	$(9.80)

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

Financing Obligations

The Company is considered the owner of certain assets during construction under the provisions of EITF 97-10, as we pay directly for a substantial portion of the construction costs. Once construction is completed, we consider the requirements under FAS 98 for sale treatment, and if the arrangement does not meet such requirements, we record the reimbursement of some of the construction costs from the landlord as a financing obligation. The obligation is amortized over the lease term based on the rent payments designated in the contract.

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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Disputed unsecured claims	$20,424	$36,075
Disputed priority claims	1,097	1,292

	$21,521	$37,367

NOTE 4 — IMPAIRMENT OF PROPERTY AND EQUIPMENT

Impairment charges for the years ended December 31, 2003, 2002 and 2001, respectively, are as follows (in thousands):

	2003	2002	2001
			(restated)
Impairment of property and equipment	$1,148	$—	$114,287
Impairment of goodwill	—	—	20,908

Total impairments	1,148	—	135,195
Amounts classified as reorganization	—	—	(16,419)

Impairment charge	$1,148	$—	$118,776

The impairment charge in 2003 was primarily attributable to changes in competition in three of our markets. These changes caused a decrease in profitability in four theatres, which operate 27 screens, to a point below the carrying value of the long-lived assets.

There was no impairment of long-lived assets during the year ended December 31, 2002. During the course of the Chapter 11 proceedings, the Company had the opportunity to reject leases on unprofitable leased theatres, to reassess the longer term value in keeping some of its owned theatres operating and to remove equipment taken from leased and owned theatres. During the fourth quarter of 2001 the Company had sufficient information to assess the impact of lease rejections, the closure of owned theatres, the future viability of our entertainment centers and the effect of surplus equipment. As a result of these reviews, in the fourth quarter of 2001, Carmike identified impairment of asset values for 287 theatres and 2,126 screens (the “2001 Impairment Charge”). The 2001 Impairment Charge was significant and included a provision for the total impairment of carrying value on 136 leased theatres that were rejected during the Chapter 11 Cases, the impairment of our two entertainment centers, the impairment of equipment removed from leased and owned theatres and the inclusion of equipment in the valuation analysis for the theatres remaining in the Company’s portfolio. This inclusion of equipment resulted in a change in estimate, which accounted for approximately $34.1 million of the 2001 Impairment Charge. The Company recognized an impairment charge of $118.8 million (approximately $10.47 per diluted share) plus $16.4 million charged to reorganization. These impairment charges reduced the carrying value of property and equipment by $114.3 million and goodwill by approximately $20.9 million (cost of $220.8 million less accumulated depreciation and amortization of $85.6 million).

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

NOTE 6 — OTHER ASSETS

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

	December 31,
	2003	2002
Assets held for sale	$8,932	$7,945
Loan/lease origination fees	7,723	5,571
Deposits and binders	3,440	1,849
Notes receivable less short-term maturity	26	45

	$20,121	$15,410

NOTE 7 — PROPERTY AND EQUIPMENT

The Company did not obtain any property or equipment under capital leases during 2003 or 2002. The following amounts related to capital lease and long-term financing assets are included in property and equipment (in thousands):

	December 31,
	2003	2002
Buildings and improvements	$86,271	$81,633
Less accumulated amortization	(15,955)	(12,711)

	$70,316	$68,922

NOTE 8 — CAPITALIZED INTEREST AND CASH PAID FOR INTEREST

The Company capitalized interest in connection with its construction of long-lived assets. Interest incurred and interest capitalized are as follows (in thousands):

	Interest	Interest	Interest
Years ended December 31,	Expensed	Paid	Capitalized
2003	$42,206	$43,944	$697
2002	105,520	107,158	292
2001	9,096	9,096	—

NOTE 9 — ACCRUED EXPENSES

Accrued expenses include the following (in thousands):

	December 31,
	2003	2002
Deferred revenues	$8,682	$12,007
Deferred and other accrued rents	8,891	7,889
Property taxes	5,596	4,968
Accrued interest	10,403	9,969
Accrued salaries	4,117	4,878
Sales tax	2,867	2,723
Other accruals	3,625	3,386

	44,181	$45,820

NOTE 10 — DEBT

Debt consisted of the following (in thousands):

	December 31,
	2003	2002
Revolving credit facility	$—	$—
Post-bankruptcy term loan	168,735	209,729
10 3/8% senior subordinated notes	154,315	154,315
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5 3/4% to 7%	707	1,080

	323,757	365,124
Current maturities	(707)	(26,080)

	$323,050	$339,044

See Note 2—Proceedings Under Chapter 11 for further discussion of debt.

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

NOTE 11 — INCOME TAXES

As of December 31, 2003 and 2002, the Company had net deferred tax assets of approximately $72.0 million and $78.4 million, respectively. The net deferred tax asset as of December 31, 2002 was fully offset by a valuation allowance of $78.4 million. For the period ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $73.5 million. The positive evidence management considered included operating income for 2002 and 2003, its subsequent stock offering and refinancing resulting in significant prospective interest expense reduction and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

The income tax benefit recorded in 2002 was the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. For the year ended December 31, 2003, the Company will pay approximately $500,000 in alternative minimum taxes.

The provision for income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2003	2002	2001
Current:
Federal	$500	$(14,706)	$—
State	—	—	—
Deferred:
Federal	(69,032)	—	—
State	(4,931)	—	—

Total provision	$(73,463)	$(14,706)	$—

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons (in thousands):

	December 31,
		2002	2001
	2003	(restated)	(restated)
	(restated)
Pre-tax book income (loss)	$32,927	$(54,474)	$(111,200)
Federal tax expense (benefit)	11,524	(18,521)	(37,808)
State tax expense (benefit)	824	(1,198)	(2,445)
Permanent items	(4,556)	2,972	3,666
Other	(2,869)	(21)	(148)
Change in Valuation Allowance	(78,386)	2,062	36,735
Total tax expense (benefit)	$(73,463)	$(14,706)	$—

Significant components of the Company’s deferred tax assets (liabilities) and valuation allowance are as follows (in thousands):

	December 31,
	2003	2002
	(restated)	(restated)
Alternative minimum tax credit carryforwards	$500	$—
Net operating loss carryforwards	37,139	45,524
Tax basis of property, equipment and intangible assets over book basis	18,908	24,339
Deferred compensation	3,627	1,308
Deferred rent	1,557	1,265
Disputed claims	8,070	3,616
Other	1,232	1,202
Compensation accruals	1,003	1,132

	72,036	78,386
Valuation allowance	—	(78,386)
Other deferred tax liabilities	—	(1,927)
Net deferred tax asset/(liability)	$72,036	$(1,927)

During 2003, the Company utilized net operating losses of approximatley $10.8 million for 2003 and has $99.0 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company has an alternative minimum tax credit carryforward of approximatley $500,000, which has an indefinite carryforward life.

NOTE 12 — STOCKHOLDERS’ EQUITY

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

See Note 2—Proceedings Under Chapter 11

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

Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):

	Exercise Price per Share
	$5.44	$6.00-$14.00	$18.00-$19.95	$21.40-$21.79	$27.125-$35.63	Total
Stock options outstanding at January 1, 2001	403	6	73	—	335	817
Issued	—	—	—	—	—	—
Forfeitures	—	—	(10)	—	(60)	(70)
Exercised	—	—	—	—	—	—

Stock options outstanding at December 31, 2001	403	6	63	—	275	747
Cancelled (January 31, 2002)	(403)	(6)	(63)	—	(275)	(747)
Issued	—	—	10	—	—	10

Stock options outstanding at December 31, 2002	—	—	10	—	—	10
Issued	—	—	—	155	180	335

Stock options outstanding at December 31, 2003	—	—	10	155	180	345

As of December 31, 2003, 15,000 shares are exercisable.

NOTE 13 — COMMITMENTS AND CONTIGENCIES

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

Future minimum payments under capital leases and operating leases with terms over one year and which had not been rejected by the Company in the Chapter 11 Cases as of December 31, 2003, are as follows (in thousands):

	Operating	Capital	Financing
	Leases	Leases	Obligations
2004	$34,859	$6,738	$4,165
2005	35,839	6,756	4,165
2006	34,489	6,632	4,165
2007	32,482	6,636	4,165
2008	30,779	6,604	4,165
Thereafter	254,478	71,270	$62,947

Total minimum lease payments	$422,926	$104,636	$83,772

Less amounts representing interest		(58,228)	(60,836)

Present value of future minimum lease payments		46,408	22,936
Less current maturities		(1,247)	(109)

Long-term obligations		$45,161	$22,827

Long-term financing obligations are comprised of various leases with terms ranging between 10-20 years and effective annual percentage rates between 10% -24%.

Rent expense was approximately $42.3 million, $43.1 million and $47.5 million for 2003, 2002 and 2001, respectively. In addition, the Company had approximately $4.0 million, $6.0 million and $3.5 million in contingent rental payments for 2003, 2002 and 2001, respectively.

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

NOTE 14 — CONDENSED FINANCIAL DATA

The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Restated Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Recoverable construction allowances	—	—	—	—
Prepaid expenses	7,189	(233)	—	6,956

Total current assets	34,516	17,314	—	51,830
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries	102,932	—	(102,932)	—
Other	297,627	53,363	(258,833)	92,157
Property and equipment, net	102,974	357,349	—	460,323
Goodwill, net	5,914	17,440	—	23,354

Total assets	$548,918	$447,463	$(361,765)	$634,616

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	28,021	16,392	—	44,413
Current maturities of long-term indebtedness and capital lease obligations	887	1,275	—	2,162

Total current liabilities	44,308	29,629	—	73,937
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease and long-term financing obligations less current maturities	11,820	56,069	—	67,889
Long-term trade payables less current maturities	7,988	—	—	7,988
Other	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	140,231	102,932	(102,932)	140,231

Total liabilities and stockholders’ equity	$548,918	$447,463	$(361,765)	$634,616

Restated Condensed Consolidating Statements of Operations
For Year Ended December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$66,057	$266,013	$—	$332,070
Concessions and other	56,130	128,957	(24,072)	161,015

	122,187	394,970	(24,072)	493,085
Costs and expenses
Film exhibition costs	33,665	146,738	—	180,403
Concession costs	3,155	14,830	—	17,985
Other theatre operating costs	39,710	161,143	(24,072)	176,781
General and administrative expenses	15,344	(9)	—	15,335
Depreciation and amortization expenses	7,565	25,867	—	33,432
Gain on sales of property and equipment	(671)	(2,352)	—	(3,023)
Impairment of long-lived assets	—	1,148	—	1,148

	98,768	347,365	(24,072)	422,061

Operating income	23,419	47,605	—	71,024
Interest expense	11,726	30,480	—	42,206

Income before reorganization costs and income taxes	11,693	17,125	—	28,818
Reorganization costs	(4,109)	—	—	(4,109)

Net income before income taxes	15,802	17,125	—	32,927
Income tax expense (benefit)	(35,111)	(38,352)	—	(73,463)

Net income	$50,913	$55,477	$—	$106,390

Restated Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$50,913	$55,477	$106,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,565	25,867	33,432
Non-cash deferred compensation	6,023	—	6,023
Impairment charge	—	1,148	1,148
Deferred income taxes	(35,611)	(36,425)	(72,036)
Non-cash reorganization items	(5,940)	—	(5,940)
Gain on sales of property and equipment	(671)	(2,352)	(3,023)
Changes in operating assets and liabilities	13,961	(26,692)	(12,731)

Net cash provided by operating activities	36,240	17,023	53,263
Investing activities
Purchases of property and equipment	(1,683)	(17,245)	(18,928)
Proceeds from sale of property and equipment	1,967	4,755	6,722

Net cash provided (used) in investing activities	284	(12,490)	(12,206)
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—
Repayments of debt	(51,331)	(818)	(52,149)
Prepaid financing costs	—	1,163	1,163
Proceeds from long-term financing obligations	—	—	—

Net cash used in financing activities	(51,331)	(1,981)	(53,312)

Increase (decrease) in cash and cash equivalents	(14,807)	2,552	(12,255)
Cash and cash equivalents at beginning of year	39,789	13,702	53,491

Cash and cash equivalents at end of year	$24,982	$16,254	$41,236

Restated Condensed Consolidating Balance Sheets
As of December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39,789	$13,702	$—	$53,491
Accounts and notes receivable	1,394	180	—	1,574
Inventories	495	1,813	—	2,308
Recoverable construction allowances	—	—	—	—
Prepaid expenses	5,989	(380)	—	5,609

Total current assets	47,667	15,315	—	62,982
Other assets:
Investment in and advances to partnerships	6,409	133	—	6,542
Investment in subsidiaries	47,307	—	(47,307)	—
Other	278,013	18,352	(280,877)	15,488
Property and equipment, net	109,637	365,593	—	475,230
Goodwill, net	5,914	17,440	—	23,354

Total assets	$494,947	$416,833	$(328,184)	$583,596

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,411	$14,535	$—	$31,946
Accrued expenses	30,808	15,012	—	45,820
Current maturities of long-term indebtedness and capital lease obligations	26,280	996	—	27,276

Total current liabilities	74,499	30,543	—	105,042
Long-term debt less current maturities	339,044	—	—	339,044
Capital lease and long-term financing obligations less current maturities	5,739	58,966	—	64,705
Long-term trade payables less current maturities	7,693	—	—	7,693
Deferred income taxes	2,787	—	(860)	1,927
Other	—	280,017	(280,017)	—
Liabilities subject to compromise	37,367	—	—	37,367
Stockholders’ equity	27,818	47,307	(47,307)	27,818

Total liabilities and stockholders’ equity	$494,947	$416,833	$(328,184)	$583,596

Restated Condensed Consolidating Statements of Operations
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$67,621	$275,218	$—	$342,839
Concessions and other	56,333	131,124	(23,789)	163,668

	123,954	406,342	(23,789)	506,507
Costs and expenses
Film exhibition costs	36,263	153,002	—	189,265
Concession costs	3,551	15,682	—	19,233
Other theatre operating costs	40,289	161,876	(23,789)	178,376
General and administrative expenses	14,902	81	—	14,983
Depreciation and amortization expenses	7,248	26,490	—	33,738
Gain on sales of property and equipment	(330)	(351)	—	(681)
Impairment of long-lived assets	—	—	—	—

	101,923	356,780	(23,789)	434,914

Operating income	22,031	49,562	—	71,593
Interest expense	52,832	52,688	—	105,520

Income before reorganization costs and income taxes	(30,801)	(3,126)	—	(33,927)
Reorganization costs	20,030	517	—	20,547

Net income before income taxes	(50,831)	(3,643)	—	(54,474)
Income tax expense (benefit)	(14,706)	—	—	(14,706)

Net loss	(36,125)	$(3,643)	$—	$(39,768)

Restated Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(36,125)	$(3,643)	$(39,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,248	26,490	33,738
Non-cash deferred compensation	3,614	—	3,614
Non-cash reorganization items	13,528	—	13,528
Gain on sales of property and equipment	(330)	(351)	(681)
Changes in operating assets and liabilities	19,259	(13,418)	5,841

Net cash provided by operating activities	7,194	9,078	16,272
Investing activities
Purchases of property and equipment	(2,636)	(15,432)	(18,068)
Proceeds from sale of property and equipment	813	2,662	3,475

Net cash used in investing activities	(1,823)	(12,770)	(14,593)
Financing activities
Additional borrowing, net of debt issuance costs	15,405	6,300	21,705
Repayments of debt	(64,723)	(808)	(65,531)
Prepaid financing costs	—	(1,163)	(1,163)
Proceeds from long-term financing obligations	2,768	(154)	2,614

Net cash used in financing activities	(46,550)	4,175	(42,375)

Increase (decrease) in cash and cash equivalents	(41,179)	483	(40,696)
Cash and cash equivalents at beginning of year	80,968	13,219	94,187

Cash and cash equivalents at end of year	$39,789	$13,702	$53,491

Restated Condensed Consolidating Statements of Operations
For Year Ended December 31, 2001

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$61,872	$249,946	$—	$311,818
Concessions and other	51,553	115,027	(21,448)	145,132

	113,425	364,973	(21,448)	456,950
Costs and expenses
Film exhibition costs	34,445	136,762	—	171,207
Concession costs	3,671	16,513	—	20,184
Other theatre operating costs	61,922	137,360	(21,448)	177,834
General and administrative expenses	7,285	1,561	—	8,846
Depreciation and amortization expenses	9,741	32,918	—	42,659
Gain on sales of property and equipment	—	—	—	—
Impairment of long-lived assets	27,288	91,488	—	118,776

	144,352	416,602	(21,448)	539,506

Operating income	(30,927)	(51,629)	—	(82,556)
Interest expense	2,060	7,036	—	9,096

Income before reorganization costs and income taxes	(32,987)	(58,665)	—	(91,652)
Reorganization costs	(15,780)	35,328	—	19,548

Net income before income taxes	(17,207)	(93,993)	—	(111,200)
Income tax expense (benefit)	—	—	—	—

Net loss	$(17,207)	$(93,993)	$—	$(111,200)

Restated Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2001

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(17,207)	$(93,993)	$(111,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,741	32,918	42,659
Non-cash deferred compensation	—	—	—
Impairment charge	27,288	91,488	118,776
Non-cash reorganization items	9,064	—	9,064
Gain on sales of property and equipment	—	—	—
Changes in operating assets and liabilities	10,515	(19,131)	(8,616)

Net cash provided by operating activities	39,401	11,282	50,683
Investing activities
Purchases of property and equipment	(1,159)	(8,032)	(9,191)
Proceeds from sale of property and equipment	8,197	—	8,197

Net cash used in investing activities	7,038	(8,032)	(994)
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—
Repayments of debt	(10,947)	(1,131)	(12,078)
Prepaid financing costs	—	(1,163)	(1,163)
Proceeds from long-tem financing obligation	8,244	(3,027)	5,217

Net cash used in financing activities	(2,703)	(5,321)	(8,024)

Increase (decrease) in cash and cash equivalents	43,736	(2,071)	41,665
Cash and cash equivalents at beginning of year	37,232	15,290	52,522

Cash and cash equivalents at end of year	$80,968	$13,219	$94,187

NOTE 15 — FINANCIAL INSTRUMENTS

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

NOTE 16 - QUARTERLY RESULTS (Unaudited) (As Reported)

In thousands, except for per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Year ended December 31, 2003
Total revenues	$103,214	$131,022	$128,227	$130,622	$493,085
Operating income	12,562	18,606	18,589	18,058	67,815
Net income	4,562	13,453	9,026	80,337	107,378
Income per common share:
Basic	$0.50	$1.50	$1.00	$8.94	$11.94
Diluted	$0.49	$1.45	$0.96	$8.38	$11.37

Year ended December 31, 2002
Total revenues	$116,453	$137,478	$123,473	$129,784	$507,188
Operating income	15,682	20,989	19,191	12,925	68,787
Net income (loss)	(55,950)	9,514	8,072	(1,463)	(39,827)
Income (loss) per common share:
Basic	$(5.70)	$1.06	$0.90	$(0.16)	$(4.33)
Diluted	$(5.70)	$1.04	$0.89	$(0.16)	$(4.33)

(Unaudited) (Restated)

(In thousands, except for per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Year ended December 31, 2003
Total revenues	$103,214	$130,440	$128,227	$131,204	$493,085
Operating income	15,714	19,412	19,459	16,439	71,024
Net income	4,762	13,686	9,251	78,691	106,390
Income per common share:
Basic	$0.52	$1.52	$1.03	$8.75	$11.83
Diluted	$0.51	$1.48	$0.98	$8.20	$11.26

Year ended December 31, 2002
Total revenues	$116,312	$137,288	$123,187	$129,720	$506,507
Operating income	16,383	21,691	19,892	13,627	71,593
Net income (loss)	(55,936)	9,529	8,086	(1,447)	(39,768)
Income (loss) per common share:
Basic	$(5.70)	$1.05	$0.90	$(0.16)	$(4.32)
Diluted	$(5.70)	$1.04	$0.89	$(0.16)	$(4.32)

(1)	In the fourth quarter of 2003, the Company recognized an income tax benefit of $73.5 million.

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

NOTE 17-RESTATEMENT

     During the third quarter of 2004, the Company determined that certain assets under leases originating during prior years and their related financing obligations should have been recorded on the balance sheet. Carmike should have been considered the owner of these assets during construction under the provisions of EITF 97-10 as the Company had paid directly for a substantial portion of the construction cost. Once the construction was completed, the Company was unable to meet the requirements under FAS 98 for sale treatment; therefore the amounts received from the landlord to reimburse the Company for some of the costs of construction should have been recorded as a financing obligation. This obligation should have been amortized over the lease term based on the rent payments designated in the lease contract. This reclassification resulted in a correction of an understatement of property, plant and equipment and financing obligations on the balance sheet, an overstatement of rent expense and an understatement of interest and depreciation expense for the related periods. Additionally, in 2001 two of these leased properties were incorrectly deemed impaired under FASB 121 based on the original classification. The initial impairment calculation did not properly consider the undiscounted cash flows that would have been used had the leases been classified appropriately. Accordingly, the Company’s December 31, 1999, 2000, 2001, 2002 and 2003 financial statements have been restated to correct the charge for the cumulative effect of these reclassifications and reversal of the impairment charges.

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in the identification of additional tax deductions related to certain of these costs and thus an increase to net operating loss carryforwards as of December 31, 2003. For financial statement purposes, the tax benefit of these additional deductions should have been recognized as of December 31, 2003, the point at which we eliminated the valuation allowance against our other deferred tax assets. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both such amounts by the $4.0 million tax effect of the additional deductions. This adjustment, along with the aforementioned lease adjustment is reflected in the table below.

     The effect of these restatements on earnings per common share was as follows:

	Basic	Diluted
2003
Lease transactions	$(0.55)	$(0.53)
Tax analysis transaction	$0.44	$0.42

Net Effect per share	$(0.11)	$(0.09)
2002
Lease transactions	$0.01	$0.01
2001
Lease transactions	$1.25	$1.25

	As Previously
2003	Reported	As Restated
Consolidated Balance Sheet
Recoverable construction allowances	$355	$—
Prepaid expenses	10,714	6,956
Property and equipment, net of accumulated depreciation	420,831	460,323
Deferred income tax asset	73,852	72,036
Other assets	23,388	20,121
Total assets	604,320	634,616
Accrued expenses	44,412	44,413
Total debt	376,430	393,101
Total stockholder’s equity	$126,607	$140,231
Consolidated Statement of Operations
Other theater operating costs	$181,678	$176,781
Depreciation and amortization expense	31,744	33,432
Operating income (loss)	67,815	71,024
Interest expense	39,825	42,206
Income (loss) before reorganization costs and income taxes	27,990	28,818
Income (loss) before income taxes	32,099	32,927
Income tax expense (benefit)	(75,279)	(73,463)
Net income (loss) available for common stockholders	$107,378	$106,390
Income per common share
Basic	$11.94	$11.83
Diluted	$11.37	$11.26
Consolidated Statement of Cash Flows
Net cash provided by operating activities	$51,810	$53,263
Net cash used in financing activities	$(51,949)	$(53,312)

	As Previously
2002	Reported	As Restated
Consolidated Balance Sheet
Prepaid expenses	$9,367	$5,609
Property and equipment, net of accumulated depreciation	439,168	475,230
Other assets	20,923	15,488
Total assets	556,727	583,596
Total debt	418,768	431,025
Total stockholder’s equity	$13,206	$27,818
Consolidated Statement of Operations
Other theater operating costs	$182,841	$178,376
Depreciation and amortization expense	32,079	33,738
Operating income (loss)	68,787	71,593
Interest expense	102,773	105,520
Income (loss) before reorganization costs and income taxes	(33,986)	(33,927)
Income (loss) before income taxes	(54,533)	(54,474)
Net income (loss) available for common stockholders	$(39,827)	$(39,768)
Income per common share
Basic	$(4.33)	$(4.32)
Diluted	$(4.33)	$(4.32)
Consolidated Statement of Cash flows
Net cash provided by operating activities	$15,559	$16,272
Net cash used in financing activities	$(41,707)	$(42,375)

	As Previously
2001	Reported	As Restated
Consolidated Statement of Operations
Other theater operating costs	$182,054	$177,834
Depreciation and amortization expense	42,153	42,659
Impairment charge	132,207	118,776
Operating income (loss)	(99,701)	(82,556)
Interest expense	6,138	9,096
Income (loss) before reorganization costs and income taxes	(105,839)	(91,652)
Income (loss) before income taxes	(125,387)	(111,200)
Net income (loss) available for common stockholders	$(125,387)	$(111,200)
Income per common share
Basic	$(11.05)	$(9.80)
Diluted	$(11.05)	$(9.80)
Consolidated Statement of Cash flows
Net cash provided by operating activities	$49,421	$50,683
Net cash used in financing activities	$(6,762)	$(8,024)

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

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

     On November 15, 2004, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2004 due to our ongoing evaluation of certain lease and other accounting issues related to transactions entered into in prior periods. We are filing this Form 10-K/A for the year ended December 31, 2003 to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the years ended 1999, 2000, 2001, 2002 and 2003. We also intend to file: (1) a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarter, and (2) a Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarter. These restatements are necessary in order to correct the improper reporting of certain leases as operating leases, rather than as financing obligations, as well as to record an adjustment to our deferred tax asset resulting from the identification of additional tax deductions related to certain bankruptcy-related costs incurred in prior periods.

     As required by SEC rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, we considered matters relating to the restatement of our consolidated financial statements, including the related weaknesses in our internal control over financial reporting. After consideration of the matters discussed above, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Our management believes that the errors giving rise to the restatement related to the reporting of certain leases as operating leases, rather than financing obligations. These errors occurred because of a variety of factors, including limited staffing, lack of communication between the accounting department and the real estate department on lease structure, and the complexity of guidance relating to both the accounting for leases where the lessee has significant involvement in the construction of the project. In reviewing these factors, we determined that revisions were needed to the practices, procedures and processes for our lease accounting. In this regard, we concluded there was a material weakness in our internal controls over financial reporting related to lease accounting.

     In order to remediate these weaknesses in internal controls we have reviewed the work load of those individuals responsible for GAAP accounting and reporting, including monitoring of changes in accounting standards in order to ensure that they have adequate time to perform this function properly, and hired additional accounting staff to supplement existing resources. We have also revised the communication procedures and changed personnel in the real estate department to ensure that significant contracts are properly communicated to our financial department. These changes will allow the financial department to be involved in the lease structure prior to the execution of the lease and give the Company opportunities to modify lease terms when appropriate prior to the execution of the lease.

     In connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are in the process of documenting and testing our systems of internal controls over financial reporting in order to provide the basis for our evaluation and report on these systems as of the end of our fiscal year. Our financial reporting information systems and our point-of-sale information systems require a significant level of manual controls to ensure the accurate reporting of our results of operations and financial position. Further, we cannot be certain as to the timing of completion of our testing and our ongoing remediation efforts. Accordingly, remediated controls may not be in place for a sufficient time period over which to assess effectiveness, and our evaluation of internal controls may not be completed in time for our external auditors to complete their assessment on a timely basis. If we are not able to comply with the requirements of Section 404 in a timely manner, the reliability of our internal controls over financial reporting may be impacted.

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

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	First Supplemental Indenture, dated as of January 28, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Indenture, dated as of January 31, 2002, among Carmike Cinemas, Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.5	Stockholders’ Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman, Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to

Exhibit
Number	Description
Amendment No. 1 to Schedule 13D of Goldman, Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.7	First Amendment to Stockholders’ Agreement, dated as of May 9, 2003, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 4.4 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

4.8	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	$50,000,000 Senior Secured First Priority Revolving Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent, and CIT Lending Services Corporation and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.2	$100,000,000 Senior Secured Second Priority Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, and National City Bank, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.3	Term Loan Credit Agreement, dated January 31, 2002, among Carmike Cinemas, Inc., BNY Asset Solutions LLC, as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.4	$50,000,000 Credit Agreement, dated as of January 31, 2002, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation, as Agent and Lender, GECC Capital Markets Group, Inc., as Lead Arranger, the various subsidiaries from time to time parties to the agreement as credit parties, and the various banks or other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.2 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit
Number	Description
10.5	First Amendment to Credit Agreement, dated as of June 21, 2002, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties and the various banks and other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.6	First Amendment to Term Loan Credit Agreement, dated as of October 15, 2003, among Carmike Cinemas, Inc., BNY Asset Solutions LLC, as Administrative Agent, and the various banks or other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.7	Second Amendment to Credit Agreement, dated as of October 15, 2003, among Carmike Cinemas, Inc., Eastwynn Theatres, Inc., General Electric Capital Corporation as Agent and Lender, the various subsidiaries from time to time parties to the agreement as credit parties and the various banks and other financial institutions from time to time parties to the agreement as Lenders (filed as Exhibit 10.2 to Carmike’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.8	Stock Purchase Agreement, dated as of June 27, 1997, by and between the stockholders of Morgan Creek Theatres, Inc.; stockholders of SB Holdings, Inc.; members of RDL Consulting Limited Liability Company; Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited Liability Company; First International Theatres; Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 10.2 to Carmike’s Form 10-Q (Registration No. 001-11604) for the quarter ended June 30, 1997 and incorporated herein by reference).

10.9*	Carmike Cinemas, Inc. Deferred Compensation Agreement and Trust Agreement, dated as of January 1, 1990 (filed as Exhibit 10(u) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1990 and incorporated herein by reference).

10.10	Aircraft Lease, dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike Cinemas, Inc. (filed as Exhibit 10(h) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007) and incorporated herein by reference).

10.11	Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1991 and incorporated herein by reference).

10.12	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Form 10-K for the year ended

Exhibit
Number	Description
December 31, 2001 and incorporated herein by reference).

10.13*	Trust Agreement, dated as of July 16, 1999, between Carmike Cinemas, Inc., Michael W. Patrick, F. Lee Champion, III and Larry M. Adams (filed as Exhibit 10.23 to Carmike’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.14*	Carmike Cinemas, Inc. Employee Retention and Severance Plan (filed as Exhibit 10.22 to Carmike’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.15*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.16*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.18*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.19*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

21	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section

Exhibit
Number	Description
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

     The response to this portion of Item 15 is submitted as a separate section of this report.

     (d) Financial Statement Schedules

     See Item 15(a) (1) and (2).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: December 13, 2004	By: /s/ Michael W. Patrick

Michael W. Patrick Chairman of the Board of Directors, President and Chief Executive Officer

Schedule II — Valuation and Qualifying Accounts
Carmike Cinemas, Inc. and Subsidiaries
December 31, 2003 (in thousands of dollars)

Col. A	Col. B	Col. C				Col. D		Col. E
		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other Accounts		Deductions -		End
	Period	Expenses		- Describe		Describe		of Period
Description	(restated)	(restated)		(restated)		(restated)		(restated)
Year Ended December 31, 2000:
Reserve for restructuring charge	$28,343	$(775	)(1)	$(24,683	)(3)	$(2,885	) (2)	$—
Valuation reserve for deferred income tax assets	$—	$40,951	(4)	$—		$—		$40,951
Year Ended December 31, 2001:
Valuation reserve for deferred income tax assets	$40,951	$36,735	(5)	$—		$—		$77,686
Year Ended December 31, 2002:
Valuation reserve (benefit) for deferred income tax assets	$77,686	$700	(6)	$—		$—		$78,386
Year Ended December 31, 2003:
Valuation reserve for deferred income tax assets	$78,386	$(4,923	)(7)	$(73,463	)(8)	$—		$—

(1)	Change in estimate of liabilities to be incurred. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Net payments made during period, including $500,000 payment for early lease termination in 1999. See Note 5 of Notes to Consolidated Financial Statements.

(3)	Amounts outstanding at the Petition Date have been classified to Liabilities Subject to Compromise. All theatres covered by the restructuring charge have been approved by the bankruptcy court for lease rejection.

(4)	Valuation reserve recorded in the year ended December 31, 2000. See Note 11 of notes to audited annual consolidated financial statements.

(5)	Valuation reserve recorded in the year ended December 31, 2001. See Note 11 of notes to audited annual consolidated financial statements.

(6)	Valuation reserve recorded in the year ended December 31, 2002. See Note 11 of notes to audited annual consolidated financial statements.

(7)	Valuation reserve recorded in the year ended December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.

(8)	Full release of valuation reserve as of December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.