Form 10-Q
period 2004-09-30
CARMIKE CINEMAS INC
filed 2004-12-14
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock, par value $0.03 per share — 12,162,622 shares outstanding as of November 4, 2004

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

		December 31,
	September 30,	2003
	2004	(restated)

Assets
Current assets:
Cash and cash equivalents	$38,449	$41,236
Accounts and notes receivable	2,282	2,061
Inventories	1,637	1,577
Prepaid expenses	6,174	6,956

Total current assets	48,542	51,830
Other assets:
Investment in and advances to partnerships	6,610	6,952
Deferred income tax asset	60,712	72,036
Assets held for sale	8,391	8,932
Other	13,767	11,189

	89,480	99,109
Property and equipment, net of accumulated depreciation	460,572	460,323
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$621,948	$634,616

See accompanying notes

	September 30,	December 31, 2003
	2004	(restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,812	$27,362
Accrued expenses	35,366	44,413
Dividends Payable	2,127	—
Current maturities of long-term debt and capital lease and financing obligations	2,962	2,162

Total current liabilities	51,267	73,937
Long-term liabilities:
Long-term debt, less current maturities	248,250	323,050
Capital lease and long-term financing obligations, less current maturities	68,301	67,889
Long-term trade payables	—	7,988

	316,551	398,927
Liabilities subject to compromise	4,830	21,521
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 12,152,622 and 9,151,492 shares as of September 30, 2004 and December 31, 2003, respectively	365	275
Paid-in capital	307,564	214,270
Retained deficit	(58,629)	(74,314)

	249,300	140,231

Total liabilities and stockholders’ equity	$621,948	$634,616

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	(restated)	2004	(restated)

Revenues
Admissions	$77,750	$86,539	$245,652	$242,763
Concessions and miscellaneous	39,178	41,688	121,300	119,118

	116,928	128,227	366,952	361,881
Costs and Expenses
Film exhibition costs	41,857	46,652	127,282	128,665
Concession costs	4,043	4,605	13,113	13,613
Other theatre operating costs	45,746	45,500	136,301	132,443
General and administrative expenses	4,588	3,862	13,468	10,697
Depreciation and amortization expenses	9,363	8,150	26,609	24,381
(Gain)/loss on disposals of property and equipment	7	(1)	(570)	(2,503)

	105,604	108,768	316,203	307,296

Operating income	11,324	19,459	50,749	54,585
Other expenses
Interest expense	4,240	10,323	18,266	30,806
Loss on extinguishment of debt	—	—	9,579	—

Income before reorganization costs and income taxes	7,084	9,136	22,904	23,779
Reorganization costs	(5,116)	(115)	(8,997)	(3,923)

Income before income taxes	12,200	9,251	31,901	27,702
Income tax expense	4,574	—	11,962	—

Net income available for common stockholders	$7,626	$9,251	$19,939	$27,702

Weighted average shares outstanding:
Basic	11,991	8,991	11,608	8,991
Diluted	12,715	9,397	12,343	9,331
Net income per common share:
Basic	$0.64	$1.03	$1.72	$3.08
Diluted	$0.60	$0.98	$1.62	$2.97
Dividend declared per common share	$0.175	$—	$0.35	$—

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Nine Months Ended
	September 30,
		2003
	2004	(restated)

Operating Activities
Net income	$19,939	$27,702
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,609	24,381
Deferred Taxes	11,324	—
Reorganization items	(9,219)	(10,210)
Loss on extinguishment of debt	9,579	—
Non-cash compensation	4,038	3,932
Gain on disposals of property and equipment	(570)	(2,503)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(2,380)	(275)
Prepaid expenses	(10,044)	(2,695)
Accounts payable	(16,550)	(16,296)
Accrued expenses and other liabilities	(15,750)	(11,575)

Net cash provided by operating activities	16,976	12,461
Investing Activities
Purchases of property and equipment	(23,641)	(14,461)
Proceeds from sales of property and equipment	1,289	5,136

Net cash used in investing activities	(22,352)	(9,325)
Financing Activities
Debt:
Additional borrowings	250,263	—
Repayments of long-term debt	(332,334)	(23,273)
Repayments of liabilities subject to compromise	(1,785)	—
Repayments of capital leases and long-term financing obligations	(774)	(879)
Issuance of common stock, net	89,346	—
Dividends paid to stockholders	(2,127)	—

Net cash provided by (used in) financing activities	2,589	(24,152)

Increase (decrease) in cash and cash equivalents	(2,787)	(21,016)
Cash and cash equivalents at beginning of period	41,236	53,491

Cash and cash equivalents at end of period	$38,449	$32,475

Non cash Transactions

In August 2004, the Company reached a settlement with a lessor/lender under which $6.2 million of proceeds received under a long-term financing obligation were offset against a corresponding amount of liabilities subject to compromise to the same lessor/lender.

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2004 and 2003

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     On August 8, 2000, Carmike Cinemas, Inc. (“Carmike”) and its subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively “the Company”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (1) pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statements of Operations. The Company emerged from the Chapter 11 Cases pursuant to its plan of reorganization effective on January 31, 2002.

     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company recognizes deferred revenue from the sale of gift certificates and screen advertising. Gift certificates are recognized as revenue upon redemption. Deferred revenue related to screen advertising is recognized over the course of our contractual agreement with a third party provider that arranges on-screen advertising.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 is $1.0 million and $1.4 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting and $0.2 million and $0.6 million, respectively, from variable accounting.) Additionally, reflected in the Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003 is $4.0 million and $3.9 million, respectively, of stock-based employee compensation cost related to stock grants ($2.4 million from fixed accounting and $1.6 million and $1.5 million, respectively, from variable accounting.)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	(restated)	2004	(restated)

Net income available for common stock:
As reported	$7,626	$9,251	$19,939	$27,702
Plus: expense recorded on deferred stock compensation, net of related tax effects	638	1,445	2,524	3,934
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(923)	(1,175)	(2,825)	(3,489)

Pro forma – for SFAS No. 123	$7,341	$9,521	$19,638	$28,147

Basic net earnings per common share:
As reported	$0.64	$1.03	$1.72	$3.08
Pro forma – for SFAS No. 123	$0.61	$1.06	$1.69	$3.13
Diluted net earnings per common share:
As reported	$0.60	$0.98	$1.62	$2.97
Pro forma – for SFAS No. 123	$0.58	$1.01	$1.59	$3.02

The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on September 13, 2004. The dividend was paid on November 2, 2004 to stockholders of record as of October 4, 2004. The aggregate amount of this dividend was approximately $2.1 million.

NOTE 2 – ASSETS HELD FOR SALE

     The Company has $8.4 million in surplus long-term real estate assets held for sale as of September 30, 2004. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”). No impairment was deemed necessary on the assets in the third quarter of 2004. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.

NOTE 3 — OTHER ASSETS

Other assets are as follows:

		December
	September	31, 2003
	30, 2004	(restated)

Loan/lease origination fees	$10,583	$7,723
Deposits and binders	3,162	3,440
Notes receivable less short-term maturity	22	26

	$13,767	$11,189

NOTE 4 — DEBT

Debt consisted of the following (in thousands):

	September	December
	30, 2004	31, 2003
Revolving credit facility	$—	$—
Post-bankruptcy term loan	—	168,735
New term loan	99,250	—
10.375% senior subordinated notes	—	154,315
7.500% senior subordinated notes	150,000	—
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	414	707

	249,664	323,757
Current maturities	(1,414)	(707)

	$248,250	$323,050

2004 Financing Transactions

     On February 4, 2004, we completed a public offering of 4,850,000 shares of our common stock (3,000,000 of which were issued and sold by us and 1,850,000 of which were sold by selling stockholders), priced at $32.00 per share. An additional 675,000 shares were sold by certain selling stockholders on February 11, 2004 pursuant to an underwriters’ over-allotment option. Net proceeds to us, after discounts and expenses, were $89.3 million. In addition, we completed an offering of $150.0 million in aggregate principal amount of 7.500% senior subordinated notes due 2014 to institutional investors and entered into new senior secured credit facilities consisting of a $50.0 million 54-month revolving credit facility and a $100.0 million five-year term loan. We used the proceeds from the common stock offering, the 7.500% senior subordinated notes offering and the new term loan credit facility, as well as excess cash, to repay the outstanding balance of $168.7 million under our post-bankruptcy term loan, tender for or redeem $154.3 million of our 10.375% senior subordinated notes, repay $7.3 million of our long-term trade payables and pay related transaction fees and expenses.

NOTE 5 — PROCEEDINGS UNDER CHAPTER 11

     On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Reorganization costs for the three and nine month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Change in estimate for general unsecured claims	$(11,348)	$(280)	$(15,418)	$(4,907)
Change in estimate for related receivables and deferred expenses	6,200	—	6,200	—
Professional fees and other	32	165	221	984

	$(5,116)	$(115)	$(8,997)	$(3,923)

NOTE 6 — LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as Liabilities Subject to Compromise under the Chapter 11 Cases are identified below. The amounts in total may vary significantly from the stated amounts of proofs of claims filed with the bankruptcy court, and may be subject to future adjustments depending on bankruptcy court action, further developments with respect to potential disputed claims, and determination as to the value of any collateral securing claims or other events. During the three months ended September 30, 2004, certain claims and long-term trade payables were resolved for amounts different from their original claims; these changes resulted in a net change in estimate of liability of $11.3 million.

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Disputed unsecured claims	$4,606	$20,424
Disputed priority claims	224	1,097

	$4,830	$21,521

The change in outstanding Liabilities Subject to Compromise results from a change in estimate of $14.6 million and settlements of $2.1 million.

NOTE 7 — INCOME TAXES

     As of December 31, 2003 the Company reversed the valuation allowance related to its deferred tax assets as it was determined to be more likely than not that net deferred tax assets would be realized in future periods. At September 30, 2004 the Company had deferred tax assets of approximately $60.7 million remaining. The income tax expense of $4.6 million and $12.0 million for the three and nine months ended September 30, 2004, respectively, reflects a combined federal and state tax rate of 37.5%.

     For tax purposes, any discharge of the liabilities pursuant to the Chapter 11 filing may result in cancellation of debt income which is excluded from the Company’s taxable income. However, the Company’s available tax attributes, including net operating loss carryforwards, must be reduced by the amount of any excluded cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company’s property must be reduced by such excess.

     The sale of shares in the offering of August, 2004, caused the Company to undergo an “ownership change” within the meaning of section 382 (g) of the Internal Revenue Code of 1986, as amended. The ownership change will subject our net operating loss carryforwards to an annual limitation on their use, which will restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate, and is further increased by certain “built-in gains” recognized during the five-year period following the ownership change. Based on the trading value of $33.00 per share at the time of the change and certain assumptions regarding the Company’s recognized built-in gains, such limitation is projected to be $26.9 million per year for the first five years and will decrease to approximately $15 million per year thereafter. The annual use limitation will be pro rated for the post-change period ending on December 31, 2004.

     The Company has federal and state net operating loss carryforwards of approximately $84.9 million which will begin to expire in the year 2020.

NOTE 8 — STOCK PLANS

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

     Pursuant to an agreement with the former employee, the Company will deliver to the former employee the 17,000 shares earned in connection with his performance in 2002. These 17,000 shares shall vest on January 31, 2005. Of the 220,000 shares granted to members of senior management, 69,250 shares were earned on December 31, 2002 and 14,250 shares were forfeited. However, the Compensation Committee (renamed the Compensation, Nominating and Corporate Governance Committee subsequent to December 31, 2003) approved two additional grants of 5,500 shares to two members of senior management on March 7, 2003, which shares are deemed to be earned and subject only to vesting requirements. For the year ended December 31, 2003, 62,980 shares were earned and 15,520 shares were forfeited. On May 21, 2004, the Compensation, Nominating and Corporate Governance Committee approved one additional grant of 1,130 shares to one member of senior management. Therefore, of the original 220,000 shares granted to members of senior management, 161,360 shares are deemed to have been earned, subject only to vesting requirements, 23,640 shares have been forfeited and 35,000 shares may be earned over the next year. The Company has included in stockholders’ equity $13.7 million and $9.6 million at September 30, 2004 and December 31, 2003, respectively, related to the 2002 Stock Plan.

     On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent directors on August 14, 2002. Additionally, the Board of Directors approved stock option grants of 5,000 shares in September 2003 and 5,000 shares in April 2004 for new directors. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 20,000 shares in the aggregate during 2002, 2003 and 2004 represent the only stock options outstanding under the Directors Incentive Plan at September 30, 2004.

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

NOTE 9 — EARNINGS PER SHARE

     Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 7. The following table reflects the effects of those plans on the earnings.

     per share data (in thousands, except for share data),

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	(restated)	2004	(restated)

Outstanding shares	12,152	9,089	11,769	9,089
Less restricted stock issued	(161)	(98)	(161)	(98)

Basic shares outstanding	11,991	8,991	11,608	8,991
Dilutive shares:
Restricted stock	120	54	122	49
Stock grants	565	340	571	290
Stock options	39	12	42	1

	12,715	9,397	12,343	9,331

Earnings per share:
Basic	$0.64	$1.03	$1.72	$3.08
Diluted	$0.60	$0.98	$1.62	$2.97

NOTE 10 — CONDENSED FINANCIAL DATA

     The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of September 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$36,639	$1,810	$—	$38,449
Accounts and notes receivable	2,369	(87)		2,282
Inventories	481	1,156		1,637
Prepaid expenses	2,638	3,536		6,174

Total current assets	42,127	6,415	—	48,542
Other assets:
Investment in and advances to partnerships	4,548	2,062		6,610
Investment in subsidiaries	114,467		(114,467)	—
Deferred income tax assets	27,849	32,863		60,712
Other	231,826	21,610	(231,278)	22,158
Property and equipment, net	113,790	346,782		460,572
Goodwill, net	5,914	17,440		23,354

Total assets	$540,521	$427,172	$(345,745)	$621,948

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$7,946	$2,866	$—	$10,812
Accrued expenses	14,793	20,573		35,366
Dividends payable	2,127	—		2,127
Current maturities of long-term indebtedness and capital lease obligations	1,613	1,349		2,962

Total current liabilities	26,479	24,788	—	51,267
Long-term debt less current maturities	248,250	—		248,250
Capital lease and long-term financing obligations less current maturities	11,662	56,639		68,301
Other	—	231,278	(231,278)	—
Liabilities subject to compromise	4,830	—		4,830
Stockholders’ equity	249,300	114,467	(114,467)	249,300

Total liabilities and stockholders’ equity	$540,521	$427,172	$(345,745)	$621,948

Condensed Consolidating Statements of Operations
For Three Months Ended September 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$15,400	$62,350	$—	$77,750
Concessions and other	12,979	31,467	(5,268)	39,178

	28,379	93,817	(5,268)	116,928
Costs and expenses
Film exhibition costs	7,954	33,903		41,857
Concession costs	755	3,288		4,043
Other theatre operating costs	10,370	40,644	(5,268)	45,746
General and administrative expenses	4,586	2		4,588
Depreciation and amortization expenses	2,665	6,698		9,363
Loss on disposal of property and equipment	—	7		7

	26,330	84,542	(5,268)	105,604

Operating income	2,049	9,275	—	11,324
Interest (expense)/benefit	(2,048)	6,288		4,240

Income before reorganization costs and income taxes	4,097	2,987	—	7,084
Reorganization costs	(5,116)	—		(5,116)

Income before income taxes & equity in earnings of subsidiaries	9,213	2,987	—	12,200
Income tax expense	3,454	1,120		4,574

	5,759	1,867	—	7,626
Equity in earnings of subsidiaries	1,867	—	(1,867)	—

Net income available for common stockholders	$7,626	$1,867	$(1,867)	$7,626

Condensed Consolidating Statements of Operations
For Nine Months Ended September 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$48,476	$197,176	$—	$245,652
Concessions and other	41,254	97,167	(17,121)	121,300

	89,730	294,343	(17,121)	366,952
Costs and expenses
Film exhibition costs	24,000	103,282		127,282
Concession costs	2,427	10,686		13,113
Other theatre operating costs	30,637	122,785	(17,121)	136,301
General and administrative expenses	13,472	(4)		13,468
Depreciation and amortization expenses	6,514	20,095		26,609
Gain on disposal of property and equipment	(9)	(561)		(570)

	77,041	256,283	(17,121)	316,203

Operating income	12,689	38,060	—	50,749
Interest expense	(1,337)	19,603		18,266
Loss on extinguishment of debt	9,579	—		9,579

Income before reorganization costs and income taxes	4,447	18,457	—	22,904
Reorganization costs	(8,997)	—		(8,997)

Income before income taxes and equity in earnings of subsidiaries	13,444	18,457	—	31,901
Income tax expense	5,041	6,921		11,962

	8,403	11,536	—	19,939
Equity in earnings of subsidiaries	11,536	—	(11,536)	—

Net income available for common stockholders	$19,939	$11,536	$(11,536)	$19,939

Condensed Consolidating Statements of Cash Flows
For Nine Months Ended September 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$19,939	$11,536	$(11,536)	$19,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,514	20,095		26,609
Deferred income taxes	5,041	6,283		11,324
Non-cash compensation	4,038	—		4,038
Non-cash reorganization items	(9,219)	—		(9,219)
Loss on extinguishment of debt	9,579	—		9,579
Gain on disposal of property and equipment	(9)	(561)		(570)
Changes in operating assets and liabilities	(18,366)	(37,894)	11,536	(44,724)

Net cash provided by (used in) operating activities	17,517	(541)	—	16,976
Investing activities
Purchases of property and equipment	(9,349)	(14,292)		(23,641)
Proceeds from sale of property and equipment	17	1,272		1,289

Net cash provided by (used in) investing activities	(9,332)	(13,020)	—	(22,352)
Financing activities
Additional borrowing, net of debt issuance costs	250,263	—		250,263
Repayments of debt	(334,010)	(883)		(334,893)
Dividends paid to stockholders	(2,127)	—		(2,127)
Issuance of common stock, net	89,346	—		89,346

Net cash provided by (used in) financing activities	3,472	(883)	—	2,589

Increase (decrease) in cash and cash equivalents	11,657	(14,444)	—	(2,787)
Cash and cash equivalents at beginning of period	24,982	16,254	—	41,236

Cash and cash equivalents at end of period	$36,639	$1,810	$—	$38,449

Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Prepaid expenses	7,189	(233)	—	6,956

Total current assets	34,516	17,314	—	51,830
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries	102,932	—	(102,932)	—
Other	297,627	53,363	(258,833)	92,157
Property and equipment, net	102,974	357,349	—	460,323
Goodwill, net	5,914	17,440	—	23,354

Total assets	$548,918	$447,463	$(361,765)	$634,616

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	28,021	16,392	—	44,413
Current maturities of long-term indebtedness and capital lease obligations	887	1,275	—	2,162

Total current liabilities	44,308	29,629	—	73,937
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease obligations less current maturities and other long-term financing obligations	11,820	56,069	—	67,889
Long-term trade payables	7,988	—	—	7,988
Other	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	140,231	102,932	(102,932)	140,231

Total liabilities and stockholders’ equity	$548,918	$447,463	$(361,765)	$634,616

Condensed Consolidating Statements of Operations
For Three Months Ended September 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)
Revenues
Admissions	$17,690	$68,849	$—	$86,539
Concessions and other	14,550	33,391	(6,253)	41,688

	32,240	102,240	(6,253)	128,227
Costs and expenses
Film exhibition costs	8,813	37,839		46,652
Concession costs	895	3,710		4,605
Other theatre operating costs	10,295	41,458	(6,253)	45,500
General and administrative expenses	3,866	(4)		3,862
Depreciation and amortization expenses	1,772	6,378		8,150
(Gain)/loss on disposal of property and equipment	1	(2)		(1)

	25,642	89,379	(6,253)	108,768

Operating income	6,598	12,861	—	19,459
Interest expense	2,800	7,523		10,323

Income before reorganization costs and income taxes	3,798	5,338	—	9,136
Reorganization costs	(115)	—		(115)

Income before income taxes and equity in earnings of subsidiaries	3,913	5,338	—	9,251
Income tax expense	—	—		—

	3,913	5,338	—	9,251
Equity in earnings of subsidiaries	5,338	—	(5,338)	—

Net income available for common stockholders	$9,251	$5,338	$(5338)	$9,251

Condensed Consolidating Statements of Operations
For Nine Months Ended September 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)
Revenues
Admissions	$47,901	$194,862	$—	$242,763
Concessions and other	41,604	95,429	(17,915)	119,118

	89,505	290,291	(17,915)	361,881
Costs and expenses
Film exhibition costs	24,044	104,621		128,665
Concession costs	2,412	11,201		13,613
Other theatre operating costs	30,250	120,108	(17,915)	132,443
General and administrative expenses	10,705	(8)		10,697
Depreciation and amortization expenses	5,316	19,065		24,381
Gain on disposal of property and equipment	(748)	(1,755)		(2,503)

	71,979	253,232	(17,915)	307,296

Operating income	17,526	37,059	—	54,585
Interest expense	7,966	22,840		30,806

Income before reorganization costs and income taxes	9,560	14,219	—	23,779
Reorganization costs	(3,923)	—		(3,923)

Income before income taxes and equity in earnings of subsidiaries	13,483	14,219	—	27,702
Income tax expense	—	—		—

	13,483	14,219	—	27,702
Equity in earnings of subsidiaries	14,219	—	(14,219)	—

Net income available for common stockholders	$27,702	$14,219	$(14,219)	$27,702

Condensed Consolidating Statements of Cash Flows
For Nine Months Ended September 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)
Operating activities
Net income	$27,702	$14,219	$(14,219)	$27,702
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,316	19,065		24,381
Non-cash compensation	3,932	—		3,932
Non-cash reorganization items	(10,210)	—		(10,210)
Gain on disposal of property and equipment	(748)	(1,755)		(2,503)
Changes in operating assets and liabilities	(13,541)	(31,519)	14,219	(30,841)

Net cash provided by (used in) operating activities	12,451	10	—	12,461
Investing activities
Purchases of property and equipment	(5,479)	(8,982)		(14,461)
Proceeds from sale of property and equipment	1,967	3,169		5,136

Net cash provided by (used in) investing activities	(3,512)	(5,813)	—	(9,325)
Financing activities
Additional borrowing, net of debt issuance costs	—	—		—
Repayments of debt	(23,362)	(790)		(24,152)

Net cash used in financing activities	(23,362)	(790)	—	(24,152)

Increase (decrease) in cash and cash equivalents	(14,423)	(6,593)	—	(21,016)
Cash and cash equivalents at beginning of period	39,789	13,702	—	53,491

Cash and cash equivalents at end of period	$25,366	$7,109	$—	$32,475

NOTE 11 — LEGAL PROCEEDINGS.

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. The Company has established a reserve of $1.0 million for potential litigation. The Company relied on the provisions of Financial Accounting Standard No. 5 “Accounting for Contingencies” in establishing this reserve. The Company determined that it was probable that a liability had been incurred based on the filing of a lawsuit by the EEOC as described below. Additionally, the Company determined the amount of the loss could be reasonably estimated based on the demands of the claimants. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us.

     Between late December 2003 and mid-March 2004, eight current or former employees of the Carmike 15 theatre in Raleigh, North Carolina filed charges of discrimination against us with the U.S. Equal Employment Opportunity Commission, the EEOC. All eight charging parties alleged that they were sexually harassed by a male supervisor who worked at the Carmike 15 theatre from February 2003 until his termination in mid-October 2003. We submitted position statements and documents to the EEOC in response to all eight charges. The EEOC conducted an on-site investigation at the Carmike 15 theatre on March 22, 2004 and later completed that investigation via telephone interviews. At the time of the on-site investigation, we had received seven of the charges; the eighth charge was received after the on-site investigation.

     On June 18, 2004, the EEOC issued determinations and invitations to conciliate in connection with all eight charges. In each of the eight cases, the EEOC determined (inter alia) that “there is reasonable cause to believe that Charging Party and a class of male employees were subjected to a sexually hostile work environment in violation of Title VII of the Civil Rights Act of 1964.”

     On or about September 16, 2004, the EEOC filed a lawsuit against us in the U.S. District Court, E.D. North Carolina, asserting sexual harassment claims on behalf of seven named claimants and “other similarly situated male employees” and seeking injunctive relief, medical expenses, and compensatory and punitive damages in unspecified amounts. We filed our answer and defenses to the EEOC’s complaint on November 15, 2004.

     On or about November 4, 2004, attorneys for some of the claimants filed a motion to intervene on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene includes claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment and retaliation/constructive discharge. The intervenors seek injunctive relief, costs and attorneys’ fees, as well as compensatory and punitive damages in unspecified amounts. The motion to intervene was granted on November 23, 2004.

     We are prepared to defend these claims vigorously and believe that resolution of these claims will not have a material adverse effect on our business or financial position. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time may have a material adverse effect on our results of operations in a particular period.

NOTE 12- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     As of September 30, 2004, there are no recent announcements which impact the Company’s financial statements.

NOTE 13 — RECLASSIFICATIONS

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 14 – RESTATEMENT

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

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in the identification of additional tax deductions related to certain of these costs and thus an increase to net operating loss carryforwards as of December 31, 2003. For financial statement purposes, the tax benefit of those additional deductions should have been recognized as of December 31, 2003, the point at which we eliminated the valuation allowance against our other deferred tax assets. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both such amounts by the $4.0 million tax effect of the additional deductions. This adjustment, along with the aforementioned lease adjustments is reflected in the table in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

     The effect of these restatements on earnings per common share was as follows:

	Basic	Diluted
For the three months ended September 30, 2003
Lease transactions	$(0.04)	$(0.04)
For the nine months ended September 30, 2003
Lease transactions	$(0.12)	$(0.12)

     The Consolidated Balance Sheet (unaudited) as of December 31, 2003, included in this Quarterly Report on Form 10-Q reflects the restatement as discussed in Note 17 to the Consolidated Financial Statements reported in Form 10-K/A, Amendment No. 1 dated December 31, 2003.

December 31, 2003

Consolidated Balance Sheet	As Previously Reported	As Restated
Recoverable construction allowances	$355	$—
Prepaid expenses	10,714	6,956
Property and Equipment net of accumulated depreciation	420,831	$460,323
Deferred income tax asset	73,852	72,036
Other assets	14,456	11,189
Total assets	604,320	634,616
Accrued expenses	44,412	44,413
Total debt	376,430	393,101
Total stockholder’s equity	$126,607	$140,231

Consolidated Statements of Operations (unaudited)(restated)
For the three months ended September 30, 2003

	As reported	As restated
Other theatre operating costs	$46,809	$45,500
Depreciation and amortization expenses	7,711	8,150
Operating Income	18,589	19,459
Interest expense	9,678	10,323
Income before reorganization costs and income taxes	8,911	9,136
Net income available for common stockholders	$9,026	$9,257
Net Income per common share
Basic	$1.00	$1.03
Diluted	$0.97	$0.98

Consolidated Statements of Operations (unaudited)(restated)
For the nine months ended September 30, 2003

	As reported	As restated
Other theatre operating costs	$136,016	$132,443
Depreciation and amortization expenses	23,134	24,381
Operating Income	52,259	54,585
Interest expense	29,141	30,806
Income before reorganization costs and income taxes	23,118	23,779
Net income available for common stockholders	$27,041	$27,702
Net Income per common share
Basic	$3.01	$3.08
Diluted	$2.90	$2.97

Consolidated Statements of Cash Flows (unaudited)(restated)
For the nine months ended September 30, 2003

	As reported	As restated
Net cash provided by operating activities	$12,311	$12,461
Net cash used in investing activities	$(5,025)	$(9,325)
Net cash used in financing activities	$(28,302)	$(24,152)

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

Restatement

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

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in the identification of additional tax deductions related to certain of these costs and thus an increase to net operating loss carryforwards as of December 31, 2003. For financial statement purposes, the tax benefit of these additional deductions should have been recognized as of December 31, 2003, the point at which we eliminated the valuation allowance against our other deferred tax assets. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both such amounts by the $4.0 million tax effect of the additional deductions. This adjustment, along with the aforementioned lease adjustments is reflected in the table in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

Comparison of Three and Nine Months Ended September 30, 2004 and 2003

     Revenues.

     The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Average theatres	287	301	291	304
Average screens	2,200	2,248	2,217	2,253
Average attendance per screen	6,874	7,821	21,540	21,980
Average admission price	$5.14	$4.92	$5.14	$4.90
Average concession per patron	$2.31	$2.14	$2.31	$2.17
Total attendance (in thousands)	15,126	17,582	47,754	49,520
Total revenues (in thousands)	$116,928	$128,227	$366,952	$361,881

     Total revenues for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 decreased 8.8%. This decrease is due to a 14.0% decrease in total attendance offset by increases in average admission prices and average concession prices.

     Total revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 increased 1.4%. This increase is due to a 3.6% decrease in total attendance offset by increases in average admission prices and average concession prices.

     We operated 285 theatres with 2,195 screens at September 30, 2004 compared to 300 theatres with 2,239 screens at September 30, 2003.

     The table below shows the activity of theatre openings and closures for the nine months ended September 30, 2004.

			Average Screens/
	Theatres	Screens	Theatre
Total at December 31, 2003	299	2,253	7.5
New construction	2	22	11.0
Closures	(16)	(80)	5

Total at September 30, 2004	285	2,195	7.7

     The closures shown above were normal lease expirations. The Company incurred no additional liability due to these closures.

     The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the nine months ended
		September 30, 2003			September 30, 2003
(in thousands)	September 30, 2004	(restated)	% dec/(inc)	September 30, 2004	(restated)	% dec/(inc)
Film exhibition costs	$41,857	$46,652	10.3%	$127,282	$128,665	1.1%
Concession costs	$4,043	$4,605	12.2%	$13,113	$13,613	3.7%
Other theatre operating costs	$45,746	$45,500	(0.5%)	$136,301	$132,443	(2.9%)
General and administrative expenses	$4,588	$3,862	(18.8%)	$13,468	$10,697	(25.9%)
Depreciation and amortization expenses	$9,363	$8,150	(14.9%)	$26,609	$24,381	(9.1%)
(Gain)/loss on disposals of property and equipment	$7	$(1)	800.0%	$(570)	$(2,503)	77.2%

     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue. The decreases in film exhibition costs were due to the decrease in revenue for the related periods. As a percentage of admissions revenue, film exhibition costs were 53.8% for the three months ended September 30, 2004 as compared to 53.9% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, film exhibition costs were 51.8% of admissions revenue compared to 53.0% of admissions revenue for the nine months ended September 30, 2003.

     Concessions costs fluctuate with the changes in concessions revenue. As a percentage of concessions and miscellaneous revenues, concession costs were 10.3% for the three months ended September 30, 2004 as compared to 11.0% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, concessions costs were 10.8% of concessions and miscellaneous revenues, compared to 11.4% for the nine months ended September 30, 2003.

     Other theatre operating costs for the three months ended September 30, 2004 increased due to increases in rent, utilities and repair costs compared to the three months ended September 30, 2003. Other theatre operating costs for the nine months ended September 30, 2004 increased due to increases in rent, utilities and repair costs compared to the nine months ended September 30, 2003, as well as the establishment of a reserve of $1.0 million for potential litigation. For more information concerning this reserve see Note 11- Legal Proceedings of the Notes to Consolidated Financial Statements.

     General and administrative expenses for the three months ended September 30, 2004 increased 18.8% compared to the three months ended September 30, 2003 due to professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses. For the nine months ended September 30, 2004 general and administrative expenses increased 25.9% compared to the nine months ended September 30, 2003 due to professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses.

	For the three months ended		For the nine months ended
		September 30,		September 30,
	September 30,	2003	September 30,	2003
	2004	(restated)	2004	(restated)
Depreciation	$8,466	$8,015	$25,377	$23,974
Amortization	897	135	1,232	407

Totals	$9,363	$8,150	$26,609	$24,381

     Depreciation and amortization expenses for the three and nine months ended September 30, 2004 increased 14.9% and 9.1%, respectively compared to the three and nine months ended September 30, 2003. This increase reflects the effect of purchases of fixed assets during the latter portion of 2003 and first half of 2004.

     The loss on disposal of property and equipment for the three months ended September 30, 2004 amounted to $7,000 compared to a gain of $1,000 for the three months ended September 30, 2003. This loss relates to the expiration of an operating lease which carried a remaining book value for leasehold improvements at the time of expiration.

     Gains on disposals of property and equipment for the nine months ended September 30, 2004 amounted to $570,000 compared to $2.5 million for the nine months ended September 30, 2003. This decrease was due to lower sales of surplus property. We sold two previously closed theatres and one parcel of land during the nine months ended September 30, 2004 compared to six theatres and one parcel of land during the nine months ended September 30, 2003.

     Operating Income. Operating income for the three months ended September 30, 2004 decreased 42.1% to $11.3 million compared to $19.5 million for the three months ended September 30, 2003. As a percentage of revenues, operating income for the three months ended September 30, 2004 was 9.7% compared to 15.2% for the three months ended September 30, 2003.

     Operating income for the nine months ended September 30, 2004 decreased 7.1% to $50.7 million compared to $54.6 million for the nine months ended September 30, 2003. As a percentage of revenues, operating income for the nine months ended September 30, 2004 was 13.8% compared to 15.1% for the nine months ended September 30, 2003.

     Interest expense. Interest expense for the three months ended September 30, 2004 decreased 59.2% to $4.2 million from $10.3 million for the three months ended September 30, 2003. The decrease is related to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions of approximately $2.8 million related to lowering estimates on outstanding liabilities subject to compromise.

     Interest expense for the nine months ended September 30, 2004 decreased 39.0% to $18.3 million from $30.8 million for the nine months ended September 30, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions and credits of approximately $3.7 million related to lowering estimates on outstanding liabilities subject to compromise.

     Loss on extinguishment of debt. On February 4, 2004, the Company refinanced its debt which caused the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and a pre-payment premium on the retirement of the 10.375% senior subordinated notes of $7.8 million.

     Income tax expense. Reflecting the reversal of the deferred tax asset valuation allowance at December 31, 2003, we recognized an income tax expense of $4.6 million for the three months ended September 30, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the three months ended September 30, 2003.

     We recognized an income tax expense of $12.0 million for the nine months ended September 30, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $2.7 million as of September 30, 2004 compared to $22.1 million at December 31, 2003. The decreased deficit recorded as of September 30, 2004 reflects the reduction in the current long-term portion of debt through our refinancing that was completed on February 4, 2004. As a component of this debt restructuring, the Company also issued 3.0 million shares of common stock for net proceeds after discounts and expenses of $89.3 million. The proceeds from this offering were used to reduce outstanding debt. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our new revolving credit agreement. At September 30, 2004, we had available borrowing capacity of $50 million under our new revolving credit facility.

     During the nine months ended September 30, 2004, we made capital expenditures of approximately $23.6 million. Our total budgeted capital expenditures for 2004 are $35.0 million, which we anticipate will be funded by using operating cash flows, available cash from our revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.

     Net cash provided by operating activities was $17.0 million for the nine months ended September 30, 2004 compared to $12.5 million for the nine months ended September 30, 2003. This change is principally due to lower interest expense. Net cash used in investing activities was $22.4 million for the nine months ended September 30, 2004 compared to $9.3 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 net cash provided by financing activities was $2.6 million compared to net cash used in financing activities of $24.2 million for the nine months ended September 30, 2003 as a result of our refinancing.

     Our liquidity needs are funded by operating cash flow, sales of surplus assets, availability under our new credit agreements and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from period to period. Additionally, the ultimate performance of the film product at any time during the calendar year, will have the most dramatic impact on our cash needs.

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

     As of September 30, 2004, the Company was in compliance with all of the financial covenants as defined in its debt agreements.

     As of September 30, 2004, we did not have any off-balance sheet financing transactions.

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

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Risk Factors.”

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

     On November 15, 2004, we announced that we were delaying the filing of this Form 10-Q for the third quarter ended September 30, 2004 due to our ongoing evaluation of certain lease and other accounting issues related to transactions entered into in prior periods. Concurrently herewith, we are also filing a 10-K/A for the year ended December 31, 2003 to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the years ended 1999, 2000, 2001, 2002 and 2003. We also intend to file: (1) a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarter, and (2) a Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarter. These restatements are necessary in order to correct the improper reporting of certain leases as operating leases, rather than as financing obligations, as well as to record an adjustment to our deferred tax asset resulting from the identification of additional tax deductions related to certain bankruptcy-related costs incurred in prior periods.

      As required by SEC rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, we considered matters relating to the restatement of our consolidated financial statements, including the related weaknesses in our internal control over financial reporting. After consideration of the matters discussed above, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     Our management believes that the errors giving rise to the restatement of our financial results as reflected in our Form 10-K/A for the year ended December 31, 2003 and which will be reflected in our Form 10-Q/As for the quarters ended March 31, 2004 and June 30, 2004 related to the reporting of certain leases as operating leases, rather than financing obligations. These errors occurred because of variety of factors, including limited staffing, lack of communication between the accounting department and the real estate department on lease structure, and the complexity of guidance relating to both the accounting for leases where the lessee has significant involvement in the construction of the project. In reviewing these factors, we determined that a material weakness existed as of the end of the period covered by these amended reports.

     We remediated these weaknesses in internal controls prior to the end of the period covered by this quarterly report. In order to remediate these weaknesses we reviewed the work load of those individuals responsible for GAAP accounting and reporting, including monitoring of changes in accounting standards in order to ensure that they have adequate time to perform this function properly, and hired additional accounting staff to supplement existing resources. We have also revised the communication procedures and changed personnel in the real estate department to ensure that significant contracts are properly communicated to our financial department. These changes allow the financial department to be involved in the lease structure prior to the execution of the lease and give the Company opportunities to modify lease terms when appropriate prior to the execution of the lease.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. The Company has established a reserve of $1.0 million for potential litigation. The Company relied on the provisions of Financial Accounting Standard No. 5 “Accounting for Contingencies” in establishing this reserve. The Company determined that it was probable that a liability had been incurred based on the filing of a lawsuit by the EEOC as described below. Additionally, the Company determined the amount of the loss could be reasonably estimated based on the demands of the claimants. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us.

     Between late December 2003 and mid-March 2004, eight current or former employees of the Carmike 15 theatre in Raleigh, North Carolina filed charges of discrimination against us with the U.S. Equal Employment Opportunity Commission, the EEOC. All eight charging parties alleged that they were sexually harassed by a male supervisor who worked at the Carmike 15 theatre from February 2003 until his termination in mid-October 2003. We submitted position statements and documents to the EEOC in response to all eight charges. The EEOC conducted an on-site investigation at the Carmike 15 theatre on March 22, 2004 and later completed that investigation via telephone interviews. At the time of the on-site investigation, we had received seven of the charges; the eighth charge was received after the on-site investigation.

     On June 18, 2004, the EEOC issued determinations and invitations to conciliate in connection with all eight charges. In each of the eight cases, the EEOC determined (inter alia) that “there is reasonable cause to believe that Charging Party and a class of male employees were subjected to a sexually hostile work environment in violation of Title VII of the Civil Rights Act of 1964.”

     On or about September 16, 2004, the EEOC filed a lawsuit against us in the U.S. District Court, E.D. North Carolina, asserting sexual harassment claims on behalf of seven named claimants and “other similarly situated male employees” and seeking injunctive relief, medical expenses, and compensatory and punitive damages in unspecified amounts. We filed our answer and defenses to the EEOC’s complaint on November 15, 2004.

     On or about November 4, 2004, attorneys for some of the claimants filed a motion to intervene on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene includes claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment and retaliation/constructive discharge. The intervenors seek injunctive relief, costs and attorneys’

fees, as well as compensatory and punitive damages in unspecified amounts. The motion to intervene was granted on November 23, 2004.

     We are prepared to defend these claims vigorously and believe that resolution of these claims will not have a material adverse effect on our business or financial position. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time may have a material adverse effect on our results of operations in a particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS EFFECTIVE 8/23/04.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     We purchase our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company, which we entered into on January 1, 2004, will expire on December 31, 2008. Under the agreement, our beverage supply costs are established by The Coca-Cola Company from time to time. However, in the case of certain price increases, we may terminate the agreement upon 60 days notice. If beverage supply costs increase such that we terminate the agreement and subsequently we are unable to negotiate favorable terms with The Coca-Cola Company or a competing beverage supplier, our margins on concessions may be negatively impacted.

ITEM 6. EXHIBITS

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.2	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.3	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Exchange and Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference).

11.1	Computation of per share earnings (provided in Note 9 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: December 13, 2004	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and Chairman of
the Board of Directors (Duly Authorized Officer)
(Principal Executive Officer)

Date: December 13, 2004	By:	/s/ Martin A. Durant
Martin A. Durant
Senior Vice President — Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

Exhibit
Number	Description
10.1	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.2	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.3	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Exchange and Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference).

11.1	Computation of per share earnings (provided in Note 9 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.