Form 10-Q/A
period 2004-03-31
CARMIKE CINEMAS INC
filed 2004-12-20
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the three months ended March 31, 2004 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.

     During the third quarter of 2004, the Company determined that certain assets under leases originating during prior years and their related financing obligations should have been recorded on the balance sheet. Carmike should have been considered the owner of these assets during construction under the provisions of EITF 97-10 as the Company had paid directly for a substantial portion of the construction cost. Once the construction was completed, the Company was unable to meet the requirements under FAS 98 for sale treatment; therefore the amounts received from the landlord to reimburse the Company for some of the costs of construction should have been recorded as a financing obligation. This obligation should have been amortized over the lease term based on the rent payments designated in the lease contract. This reclassification resulted in a correction of an understatement of property, plant and equipment and financing obligations on the balance sheet, an overstatement of rent expense and an understatement of interest and depreciation expense for the related periods. Additionally, in 2001 two of these leased properties were incorrectly deemed impaired under FASB 121 based on the original classification. The initial impairment calculation did not properly consider the undiscounted cash flows that would have been used had the leases been classified appropriately. Accordingly, the Company's March 31, 2004 and 2003 financial statements have been restated to correct the charge for the cumulative effect of these reclassifications and reversal of the impairment charges.

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in the identification of additional tax deductions related to certain of these costs and thus an increase to net operating loss carryforwards as of March 31, 2004. For financial statement purposes, the tax benefit of these additional deductions should have been recognized as of December 31, 2003, the point at which we eliminated the valuation allowance against our other deferred tax assets. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both amounts by the $4.0 million tax effect of the additional deductions. This adjustment along with the aforementioned lease adjustments is described in the table in Note 12 to the consolidated financial statements.

     This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4 and Part II, Item 6. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	March 31,	December 31,
	2004	2003
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$26,681	$41,236
Accounts and notes receivable	1,686	2,061
Inventories	1,391	1,577
Prepaid expenses	6,753	6,956

Total current assets	36,511	51,830
Other assets:
Investment in and advances to partnerships	7,199	6,952
Deferred income tax asset	71,030	72,036
Other	28,305	20,121

Total other assets	106,534	99,109
Property and equipment, net of accumulated depreciation	455,280	460,323
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$621,679	$634,616

See accompanying notes

	March 31,	December 31,
	2004	2003
	(restated)	(restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,146	$27,362
Accrued expenses	36,057	44,413
Dividends Payable	2,127	—
Current maturities of long-term debt, capital lease and long-term financing obligations	3,032	2,162

Total current liabilities	54,362	73,937
Long-term liabilities:
Long-term debt, less current maturities	248,750	323,050
Capital lease and long-term financing obligations, less current maturities	67,584	67,889
Long-term trade payables	—	7,988

	316,334	398,927
Liabilities subject to compromise	19,567	21,521
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 12,151,492 and 9,151,492 shares as of March 31, 2004 and December 31, 2003, respectively	365	275
Paid-in capital	305,720	214,270
Retained deficit	(74,669)	(74,314)

	231,416	140,231

Total liabilities and stockholders’ equity	$621,679	$634,616

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(restated)	(restated)
Revenues
Admissions	$79,549	$69,174
Concessions and miscellaneous	37,379	34,040

	116,928	103,214
Costs and Expenses
Film exhibition costs	36,322	32,433
Concession costs	4,126	3,823
Other theatre operating costs	44,570	42,223
General and administrative expenses	3,765	3,346
Depreciation and amortization expenses	8,618	8,115
Gain on sales of property and equipment	(305)	(2,440)

	97,096	87,500

Operating income	19,832	15,714
Other Income and Expenses
Interest expense	8,094	10,852
Loss on extinguishment of debt	9,579	—

Income before reorganization costs and income taxes	2,159	4,862
Reorganization costs	(676)	100

Income before income taxes	2,835	4,762
Income tax (benefit)	1,063	—

Net income available for common stock	$1,772	$4,762

Weighted average shares outstanding:
Basic	10,837	8,991
Diluted	11,547	9,267

Net income per common share:
Basic	$0.16	$0.53
Diluted	$0.15	$0.51

Dividend declared per common share	$0.175	$—

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(restated)	(restated)
Operating Activities
Net income	$1,772	$4,762
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,618	8,115
Deferred Taxes	1,006	—
Reorganization items	(1,954)	(314)
Loss on extinguishment of debt	1,792	—
Non-cash compensation	1,389	1,296
Gain on real estate sales	(305)	(2,440)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	314	1,320
Prepaid expenses	(8,235)	(1,490)
Accounts payable	(14,166)	(17,216)
Accrued expenses and other liabilities	(10,366)	(7,412)

Net cash used in operating activities	(20,135)	(13,379)
Investing Activities
Purchases of property and equipment	(3,458)	(1,277)
Proceeds from sales of property and equipment	610	5,036

Net cash provided by (used in) investing activities	(2,848)	3,759
Financing Activities
Debt:
Additional borrowings	250,000	—
Repayments of long-term debt	(331,417)	(3,785)
Repayments of capital leases and long-term financings	(306)	(299)
Issuance of common stock, net	90,151	—

Net cash provided by (used in) financing activities	8,428	(4,084)

Decrease in cash and cash equivalents	(14,555)	(13,704)
Cash and cash equivalents at beginning of period	41,236	53,491

Cash and cash equivalents at end of period	$26,681	$39,787

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three Months Ended March 31, 2004 and 2003

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

	Three Months Ended
	March 31,
	2004	2003
	(restated)	(restated)
Net income available for common stock:
As reported	$1,772	$4,762
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(185)	(140)

Pro forma – for SFAS No. 123	$1,587	$4,622

Basic net earnings per common share:
As reported	$0.16	$0.53
Pro forma – for SFAS No. 123	$0.15	$0.51

Diluted net earnings per common share:
As reported	$0.15	$0.51
Pro forma – for SFAS No. 123	$0.14	$0.50

The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on March 31, 2004. The dividend was paid on August 2, 2004 to stockholders of record as of July 15, 2004. The aggregate amount of this dividend is approximately $2.1 million

NOTE 2 - OTHER ASSETS

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

	March 31, 2004	December 31, 2003
Assets held for sale	$8,632	$8,932
Loan/lease origination fees	16,880	7,723
Deposits and binders	2,770	3,440
Notes receivable less short-term maturity	23	26

	$28,305	$20,121

NOTE 3 - DEBT

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Revolving credit facility	$—	$—
Post-bankruptcy term loan	—	168,735
New term loan	99,750	—
10.375% senior subordinated notes	—	154,315
7.500% senior subordinated notes	150,000	—
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5 ¾% to 7%	610	707

	250,360	323,757
Current maturities	(1,610)	(707)

	$248,750	$323,050

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

NOTE 4 - PROCEEDINGS UNDER CHAPTER 11

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

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

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

NOTE 6 - INCOME TAXES

As of December 31, 2003 the Company reversed the valuation allowance related to its deferred tax assets as it was determined to be more likely than not that net deferred tax assets would be realized in future periods. At March 31, 2004 the Company has deferred tax assets of approximately $71.0 million remaining. The income tax expense of $1.1 million for the three months ended March 31, 2004 reflects a combined federal and state tax rate of 37.5%.

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

After taking into account the taxable income for the three months ended March 31, 2004 the Company’s net operating loss carryovers available, the Company has federal and state net operating loss carryovers of approximately $96.2 million which begin to expire in the year 2020.

NOTE 7 - STOCK PLANS

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

NOTE 8 - EARNINGS PER SHARE

Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 7. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data).

	Three Months Ended
	March 31,
	2004	2003
Outstanding shares	10,998	9,089
Less restrictive stock issued	(161)	(98)

Basic shares outstanding	10,837	8,991
Dilutive shares:
Restrictive stock	90	97
Stock grants	521	179
Stock options	99	—

	11,547	9,267

Earnings per share:
Basic	$0.16	$0.53
Diluted	$0.15	$0.51

NOTE 9 - CONDENSED FINANCIAL DATA

The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Restated Condensed Consolidating Balance Sheets
As of March 31, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,064	$8,617	$—	$26,681
Accounts and notes receivable	1,569	117		1,686
Inventories	375	1,016		1,391
Prepaid expenses	6,925	(172)		6,753

Total current assets	26,933	9,578	—	36,511
Other assets:
Investment in and advances to partnerships	5,197	2,002		7,199
Investment in subsidiaries	107,896	—	(107,896)	—
Deferred income tax assets	34,434	36,596		71,030
Other	260,375	10,558	(242,628)	28,305
Property and equipment, net	104,200	351,080		455,280
Goodwill, net	5,914	17,440		23,354

Total assets	$544,949	$427,254	$(350,524)	$621,679

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$9,160	$3,986	$—	$13,146
Accrued expenses	20,365	15,692		36,057
Dividends payable	2,127	—		2,127
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,803	1,229		3,032

Total current liabilities	33,455	20,907	—	54,362
Long-term debt less current maturities	248,750	—		248,750
Capital lease and long-term financing obligations less current maturities	11,761	55,823		67,584
Long-term trade payables	—	—		—
Other	—	242,628	(242,628)	—
Liabilities subject to compromise	19,567	—		19,567
Stockholders’ equity	231,416	107,896	(107,896)	231,416

Total liabilities and stockholders’ equity	$544,949	$427,254	$(350,524)	$621,679

Restated Condensed Consolidating Statements of Operations
For Quarter Ended March 31, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$15,411	$64,138	$—	$79,549
Concessions and other	13,245	29,741	(5,607)	37,379

	28,656	93,879	(5,607)	116,928
Costs and expenses
Film exhibition costs	7,068	29,254		36,322
Concession costs	767	3,359		4,126
Other theatre operating costs	10,122	40,055	(5,607)	44,570
General and administrative expenses	3,771	(6)		3,765
Depreciation and amortization expenses	1,920	6,698		8,618
Gain on sales of property and equipment	(10)	(295)		(305)

	23,638	79,065	(5,607)	97,096

Operating income	5,018	14,814	—	19,832
Interest expense	1,223	6,871		8,094
Loss on extinguishment of debt	9,579	—		9,579

Income before reorganization costs and income taxes	(5,784)	7,943	—	2,159
Reorganization costs	(676)	—		(676)

Income before income taxes	(5,108)	7,943	—	2,835
Income tax expense (benefit)	(1,915)	2,978		1,063

Net income for common stock	$(3,193)	$4,965	$—	$1,772
Equity in earnings of subsidiaries	4,965	—	(4,965)	—

Net income available for common stockholders	$1,772	$4,965	$(4,965)	$1,772

Restated Condensed Consolidating Statements of Cash Flows
For Quarter Ended March 31, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$1,772	$4,965	$(4,965)	$1,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,920	6,698		8,618
Deferred income taxes	(1,972)	2,978		1,006
Non-cash deferred compensation	1,389	—		1,389
Non-cash reorganization items	(1,954)	—		(1,954)
Loss on extinguishment of debt	1,792	—		1,792
Gain on sales of property and equipment	(10)	(295)		(305)
Changes in operating assets and liabilities	(15,367)	(22,051)	4,965	(32,453)

Net cash used in operating activities	(12,430)	(7,705)		(20,135)
Investing activities
Purchases of property and equipment	(3,189)	(269)		(3,458)
Proceeds from sale of property and equipment	14	596		610

Net cash provided by (used in) investing activities	(3,175)	327		(2,848)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—		250,000
Repayments of debt	(331,464)	(259)		(331,723)
Issuance of common stock, net	90,151	—		90,151

Net cash provided by (used in) financing activities	8,687	(259)		8,428

Increase (decrease) in cash and cash equivalents	(6,918)	(7,637)		(14,555)
Cash and cash equivalents at beginning of period	24,982	16,254		41,236

Cash and cash equivalents at end of period	$18,064	$8,617		$26,681

Restated Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Prepaid expenses	7,189	(233)	—	6,956

Total current assets	34,516	17,314	—	51,830
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries	102,932	—	(102,932)	—
Other	297,627	53,363	(258,833)	92,157
Property and equipment, net	102,974	357,349	—	460,323
Goodwill, net	5,914	17,440	—	23,354

Total assets	$548,918	$447,463	$(361,765)	$634,616

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	28,021	16,392	—	44,413
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	887	1,275	—	2,162

Total current liabilities	44,308	29,629	—	73,937
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease obligations and long-term financing less current maturities	11,820	56,069	—	67,889
Long-term trade payables	7,988	—	—	7,988
Other	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	140,231	102,932	(102,932)	140,231

Total liabilities and stockholders’ equity	$548,918	447,463	$(361,765)	$634,616

Restated Condensed Consolidating Statements of Operations
For Quarter Ended March 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$13,917	$55,257	$—	$69,174
Concessions and other	11,951	26,947	(4,858)	34,040

	25,868	82,204	(4,858)	103,214
Costs and expenses
Film exhibition costs	6,070	26,363		32,433
Concession costs	609	3,214		3,823
Other theatre operating costs	9,873	37,208	(4,858)	42,223
General and administrative expenses	3,346	—		3,346
Depreciation and amortization expenses	1,772	6,343		8,115
Gain on sales of property and equipment	(671)	(1,769)		(2,440)

	20,999	71,359	(4,858)	87,500

Operating income	4,869	10,845	—	15,714
Interest expense	3,295	7,557		10,852

Income before reorganization costs and income taxes	1,574	3,288	—	4,862
Reorganization costs	100	—		100

Income before income taxes	1,474	3,288	—	4,762
Income tax expense (benefit)	—	—		—

	$1,474	$3,288	$—	$4,762
Equity on earnings of subsidiaries	3,288	—	(3,288)	—

Net income available for common stockholders	$4,762	$3,288	$(3,288)	$4,762

Restated Condensed Consolidating Statements of Cash Flows
For Quarter Ended March 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$4,762	$3,288	$(3,288)	$4,762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,772	6,343		8,115
Non-cash deferred compensation	1,296	—		1,296
Non-cash reorganization items	(314)	—		(314)
Gain on sales of property and equipment	(671)	(1,769)		(2,440)
Changes in operating assets and liabilities	(11,972)	(16,114)	3,288	(24,798)

Net cash used in operating activities	(5,127)	(8,252)		(13,379)
Investing activities
Purchases of property and equipment	82	(1,359)		(1,277)
Proceeds from sale of property and equipment	1,851	3,185		5,036

Net cash provided by investing activities	1,933	1,826		3,759
Financing activities
Additional borrowing, net of debt issuance costs	—	—		—
Repayments of debt	(3,835)	(249)		(4,084)

Net cash used in financing activities	(3,835)	(249)		(4,084)

Increase (decrease) in cash and cash equivalents	(7,029)	(6,675)		(13,704)
Cash and cash equivalents at beginning of period	39,788	13,703		53,491

Cash and cash equivalents at end of period	$32,759	$7,028	$—	$39,787

NOTE 10 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 11 - RECLASSIFICATIONS

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 12 – RESTATEMENT

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

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in the identification of additional tax deductions related to of certain of these costs and thus an increase to net operating loss carryforwards as of December 31, 2003. For financial statement purposes, the tax benefit of these additional deductions should have been recognized as of December 31, 2003, the point at which we eliminated the valuation allowance against our other deferred tax assets. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both such amounts by the $4.0 million tax effect of the additional deductions. This adjustment, along with the aforementioned lease adjustments is reflected in the table below.

     The Consolidated Balance Sheet (unaudited) as of December 31, 2003, included in this Quarterly Report on Form 10-Q reflects the restatement as discussed in Note 17 to the Consolidated Financial Statements reported in Form 10-K/A, Amendment No. 1 dated December 31, 2003.

     The effect of this restatement on earnings per common share was as follows:

	Basic	Diluted
For the three months ended March 31,
2004	$0.01	$0.01
2003	$0.03	$0.02

	As previously
	reported	As restated
2004
Consolidated Balance Sheet (unaudited)
As of March 31, 2004
Recoverable construction allowances	$355	$—
Prepaid expenses	10,511	6,753
Deferred income taxes	72,934	71,030
Other assets	31,021	28,305
Property and equipment, net of accumulated depreciation	416,131	455,280
Total assets	$591,263	$621,679
Accrued expenses	$36,052	$36,057
Current maturities of long-term indebtedness, capital leases and long-term financing obligations	2,846	3,032
Capital lease and long-term financing obligations, less current maturities	51,138	67,584
Retained deficit	(88,448)	(74,669)
Total liabilities and stockholders’ equity	$591,263	$621,679
Consolidated Statements of Operations (unaudited)
For the three months ended March 31, 2004
Other theatre operating costs	$45,902	$44,570
Depreciation and amortization expenses	8,253	8,618
Operating income	18,865	19,832
Interest expense	7,375	8,094
Income before income taxes	2,587	2,835
Income tax (benefit)	970	1,063
Net income available for common stockholders	$1,617	$1,772
Net income per common share
Basic	$0.15	$0.16
Diluted	$0.14	$0.15

	As previously
	reported	As restated
Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2004
Net cash used in operating activities	$(20,196)	$(20,135)
Net cash used in investing activities	(2,826)	(2,848)
Net cash provided by financing activities	$8,467	$8,428
2003
Consolidated Balance Sheets (unaudited)
As of December 31, 2003
Recoverable construction allowances	$355	$—
Prepaid expenses	10,714	6,956
Deferred income taxes	73,852	72,036
Other assets	23,388	20,121
Property and equipment, net of accumulated depreciation	420,831	460,323
Total assets	$604,320	$634,616
Accrued expenses	$44,412	$44,413
Current maturities of long-term indebtedness, capital leases and long-term financing obligations	1,902	2,162
Capital lease and long-term financing obligations, less current maturities	51,478	67,889
Retained deficit	(87,938)	(74,314)
Total liabilities and stockholders’ equity	$604,320	$634,616
Consolidated Statements of Operations (unaudited)
For the three months ended March 31, 2003
Other theatre operating costs	$43,359	$42,223
Depreciation and amortization	7,711	8,115
Operating income	15,002	15,714
Interest expense	10,340	10,852
Net income available for common stockholders	$4,562	$4,762
Net income per common share
Basic	$0.50	$0.53
Diluted	$0.49	$0.51
Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2003
Net cash used in operating activities	$(13,448)	$(13,379)
Net cash provided by investing activities	3,782	3,759
Net cash used in financing activities	$(4,038)	$(4,084)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The unaudited consolidated interim financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 12 to the Consolidated Financial Statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2004, as originally filed with the Commission on May 12, 2004 (the “Original Form 10-Q”) that was affected by the restatement has been amended to the extent affected and restated in its entirety. The disclosure contained in the Original Form 10-Q has not been updated or modified except for updates made to Part I, Items 1, 2 and 4 and Part II, Item 6, solely to reflect the impact of the restatement and related matters. See Note 12 to the Consolidated Financial Statements contained in this Form 10-Q/A for more specific information on the restatement.

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

     Film exhibition costs, concession costs and other theatre operating costs. Film exhibition costs for the three months ended March 31, 2004 increased 12.0% to $36.3 million from $32.4 million for the three months ended March 31, 2003 due to increased sales volume associated with higher attendance and higher admission prices. As a percentage of admissions revenue, film exhibition costs were 45.7% for the three months ended March 31, 2004 as compared to 46.8% for the three months ended March 31, 2003. Concessions costs for the three months ended March 31, 2004 increased 7.9% to $4.1 million from $3.8 million for the three months ended March 31, 2003 due to higher attendance. As a percentage of concessions and miscellaneous revenues, concession costs were 11.0% for the three months ended March 31, 2004 as compared to 11.2% for the three months ended March 31, 2003. Other theatre operating costs for the three months ended March 31, 2004 increased 5.7% to $44.6 million from $42.2 million for the three months ended March 31, 2003 due to higher attendance.

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

     Depreciation and amortization expenses. Depreciation and amortization for the three months ended March 31, 2004 increased 6.2% to $8.6 million from $8.1 million for the three months ended March 31, 2003. This increase reflects the effect of purchases of fixed assets during the latter portion of 2003 and first quarter 2004.

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

     Interest expense. Interest expense for the three months ended March 31, 2004 decreased 25.7% to $8.1 million from $10.9 million for the three months ended March 31, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions created by lowering estimates on outstanding Liabilities Subject to Compromise.

     Operating Income. Operating income for the three months ended March 31, 2004 increased 26.1% to $19.8 million compared to $15.7 million for the three months ended March 31, 2003. As a percentage of revenues, the operating income for the three months ended March 31, 2004 was 17.0% compared to 15.2% for the three months ended March 31, 2003.

     Loss on extinguishment of debt. On February 4, 2004, the Company finalized a refinancing of its debt which caused the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and premium payments on the retirement of the 10.375% senior subordinated notes of $7.8 million.

     Income tax expense. Reflecting the reversal of the deferred tax asset valuation allowance at December 31, 2003, we recognized an income tax expense of $1.1 million for the three months ended March 31, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $17.9 million as of March 31, 2004 compared to $22.1 million at December 31, 2003. The decreased deficit recorded as of March 31, 2004 reflects the reduction in current long-term debt through our refinancing that was completed on February 4, 2004. As a component of this debt restructuring, the Company also issued 3.0 million shares of common stock for aggregate net proceeds of $90.1 million. The proceeds from this offering were used to reduce outstanding debt. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our new revolving credit agreement. At March 31, 2004, we had available borrowing capacity of $50 million under our new revolving credit facility. As of May 6, 2004, we had approximately $23.0 million in cash and cash equivalents on hand.

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

     Net cash used in operating activities was $20.1 million for the three months ended March 31, 2004 compared to $13.4 million for the three months ended March 31, 2003. This change is principally due to the accelerated payment of long-term trade payables provided for within the terms of our refinancing. Net cash used in investing activities was $2.8 million for the three months ended March 31, 2004 compared to cash provided by investing activities of $3.8 million for the three months ended March 31, 2003. For the three months ended March 31, 2004 cash provided by financing activities was $8.4 million compared to cash used in financing activities of $4.1 million for the three months ended March 31, 2003 as a result of our refinancing.

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

     On November 15, 2004, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2004 due to our ongoing evaluation of certain lease and other accounting issues related to transactions entered into in prior periods. We are filing this Form 10-Q/A for the quarter ended March 31, 2004 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto, and related disclosures for such quarter. We have filed a Form 10-K/A for the year ended December 31, 2003 to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the years ended 1999, 2000, 2001, 2002 and 2003. Concurrently with this filing, we intend to file a Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarter. These restatements are necessary in order to correct the improper reporting of certain leases as operating leases, rather than as financing obligations, as well as to record an adjustment to our deferred tax asset resulting from the identification of additional tax deductions related to certain bankruptcy-related costs incurred in prior periods.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Listing of Exhibits

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

Exhibit
Number	Description
4.1	First Supplemental Indenture, dated as of January 28, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Indenture, dated as of January 31, 2002, among Carmike Cinemas, Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as Trustee (filed as Exhibit 4.1 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.5	Stockholders’ Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.2 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.7	First Amendment to Stockholders’ Agreement, dated as of May 9, 2003, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 4.4 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

4.8	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	$50,000,000 Senior Secured First Priority Revolving Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent, and CIT Lending Services Corporation and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to Carmike’s Current

Exhibit
Number	Description
Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.2	$100,000,000 Senior Secured Second Priority Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, and National City Bank, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.3	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CARMIKE CINEMAS, INC.

Date: December 20, 2004	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: December 20, 2004	By:	/s/ Martin A. Durant
Martin A. Durant
Senior Vice President — Finance,
Treasurer and Chief Financial Officer