Form 10-Q/A
period 2004-06-30
CARMIKE CINEMAS INC
filed 2004-12-20
CIK 799088

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

EXPLANATORY NOTE

     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the three months and 6 months ended June 30, 2004 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.

     During the third quarter of 2004, the Company determined that certain assets under leases originating during prior years and their related financing obligations should have been recorded on the balance sheet. Carmike should have been considered the owner of these assets during construction under the provisions of EITF 97-10 as the Company had paid directly for a substantial portion of the construction cost. Once the construction was completed, the Company was unable to meet the requirements under FAS 98 for sale treatment; therefore the amounts received from the landlord to reimburse the Company for some of the costs of construction should have been recorded as a financing obligation. This obligation should have been amortized over the lease term based on the rent payments designated in the lease contract. This reclassification resulted in a correction of an understatement of property, plant and equipment and financing obligations on the balance sheet, an overstatement of rent expense and an understatement of interest and depreciation expense for the related periods. Additionally, in 2001 two of these leased properties were incorrectly deemed impaired under FASB 121 based on the original classification. The initial impairment calculation did not properly consider the undiscounted cash flows that would have been used had the leases been classified appropriately. Accordingly, the Company's June 30, 2004 and 2003 financial statements have been restated to correct the charge for the cumulative effect of these reclassifications and reversal of the impairment charges.

     Also during the third quarter of 2004, the Company completed an analysis of certain prior period bankruptcy-related and other costs, which resulted in the identification of additional tax deductions related to certain of these costs and thus an increase to net operating loss carryforwards as of June 30, 2004. For financial statement purposes, the tax benefit of these additional deductions should have been recognized as of December 31, 2003, the point at which we eliminated the valuation allowance against our other deferred tax assets. Based on this analysis, the Company has restated the previously reported amounts of deferred tax asset as of December 31, 2003 and tax benefit for the year ended December 31, 2003 to increase both amounts by the $4.0 million tax effect of the additional deductions. This adjustment along with the aforementioned lease adjustments is described in the table in Note 13 to the consolidated financial statements.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30,	December 31,
	2004	2003
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$50,273	$41,236
Accounts and notes receivable	1,697	2,061
Inventories	1,741	1,577
Prepaid expenses	7,233	6,956

Total current assets	60,944	51,830
Other assets:
Investment in and advances to partnerships	6,523	6,952
Deferred income tax asset	65,043	72,036
Other	28,904	20,121

Total other assets	100,470	99,109
Property and equipment, net of accumulated depreciation	456,027	460,323
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$640,795	$634,616

See accompanying notes

	June 30,	December 31,
	2004	2003
	(restated)	(restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,241	$27,362
Accrued expenses	43,098	44,413
Dividends Payable	2,127	—
Current maturities of long-term debt and capital lease obligations	3,071	2,162

Total current liabilities	65,537	73,937
Long-term liabilities:
Long-term debt, less current maturities	248,500	323,050
Capital lease obligations and long-term financing, less current maturities	67,107	67,889
Long-term trade payables	—	7,988

Total long-term liabilities	315,607	398,927
Liabilities subject to compromise	16,323	21,521
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 12,152,622 and 9,151,492 shares as of June 30, 2004 and December 31, 2003, respectively	365	275
Paid-in capital	307,091	214,270
Retained deficit	(64,128)	(74,314)

	243,328	140,231

Total liabilities and stockholders’ equity	$640,795	$634,616

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Revenues
Admissions	$88,353	$87,050	$167,902	$156,224
Concessions and miscellaneous	44,743	43,390	82,122	77,430

	133,096	130,440	250,024	233,654
Costs and Expenses
Film exhibition costs	49,103	49,580	85,425	82,013
Concession costs	4,943	5,185	9,069	9,008
Other theatre operating costs	45,984	44,720	90,554	86,943
General and administrative expenses	5,116	3,489	8,881	6,835
Depreciation and amortization expenses	8,628	8,116	17,246	16,231
Gain on sales of property and equipment	(272)	(62)	(577)	(2,502)

	113,502	111,028	210,598	198,528

Operating income	19,594	19,412	39,426	35,126
Other expenses
Interest expense	5,933	9,634	14,027	20,486
Loss on extinguishment of debt	—	—	9,579	—

Income before reorganization costs and income taxes	13,661	9,778	15,820	14,640
Reorganization costs	(3,205)	(3,908)	(3,881)	(3,808)

Income before income taxes	16,866	13,686	19,701	18,448
Income tax expense	6,325	—	7,388	—

Net income available for common stock	$10,541	$13,686	$12,313	$18,448

Weighted average shares outstanding:
Basic	11,991	8,991	11,414	8,991
Diluted	12,830	9,265	12,179	9,259
Net income per common share:
Basic	$0.88	$1.52	$1.08	$2.05
Diluted	$0.82	$1.48	$1.01	$1.99
Dividend declared per common share	$—	$—	$0.175	$—

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(restated)	(restated)
Operating Activities
Net income	$12,313	$18,448
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,246	16,231
Deferred Taxes	6,993	—
Reorganization items	(3,413)	(6,001)
Loss on extinguishment of debt	1,792	—
Non-cash compensation	3,018	2,487
Gain on real estate sales	(577)	(2,502)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	629	227
Prepaid expenses	(9,613)	(1,215)
Accounts payable	(10,121)	(12,790)
Accrued expenses and other liabilities	(3,107)	(2,812)

Net cash provided by operating activities	15,160	12,073
Investing Activities
Purchases of property and equipment	(12,945)	(6,219)
Proceeds from sales of property and equipment	1,125	5,136

Net cash used in investing activities	(11,820)	(1,083)
Financing Activities
Debt:
Additional borrowings	250,000	—
Repayments of long-term debt	(324,500)	(25,166)
Repayments of liabilities subject to compromise	(9,115)	(4,209)
Repayments of capital leases and long-term financing obligations	(581)	(512)
Issuance of common stock, net	89,893	—

Net cash provided by (used in) financing activities	5,697	(29,887)

Increase (decrease) in cash and cash equivalents	9,037	(18,897)
Cash and cash equivalents at beginning of period	41,236	53,491

Cash and cash equivalents at end of period	$50,273	$34,594

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004 (as restated)	2003 (as restated)	2004 (as restated)	2003 (as restated)
Net income available for common stock:
As reported	$10,541	$13,686	$12,313	$18,448
Plus: expense recorded on deferred stock compensation, net of related tax effects	1,018	1,192	1,886	2,489
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(978)	(1,237)	(1,902)	(2,314)

Pro forma – for SFAS No. 123	$10,581	$13,641	$12,297	$18,623

Basic net earnings per common share:
As reported	$0.88	$1.52	$1.08	$2.05
Pro forma – for SFAS No. 123	$0.88	$1.52	$1.08	$2.07
Diluted net earnings per common share:
As reported	$0.82	$1.48	$1.01	$1.99
Pro forma – for SFAS No. 123	$0.82	$1.47	$1.01	$2.01

The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on March 31, 2004. The dividend was paid on August 2, 2004 to stockholders of record as of July 15, 2004. The aggregate amount of this dividend is approximately $2.1 million.

NOTE 2 - OTHER ASSETS

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

	June 30,	December 31,
	2004	2003
Assets held for sale	$8,391	$8,932
Loan/lease origination fees	17,714	7,723
Deposits and binders	2,776	3,440
Notes receivable less short-term maturity	23	26

	$28,904	$20,121

NOTE 3 - DEBT

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Revolving credit facility	$—	$—
Post-bankruptcy term loan	—	168,735
New term loan	99,500	—
10.375% senior subordinated notes	—	154,315
7.500% senior subordinated notes	150,000	—
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	513	707

	250,013	323,757
Current maturities	(1,513)	(707)

	$248,500	$323,050

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

NOTE 6 - INCOME TAXES

As of December 31, 2003 the Company reversed the valuation allowance related to its deferred tax assets as it was determined to be more likely than not that net deferred tax assets would be realized in future periods. At June 30, 2004 the Company has deferred tax assets of approximately $65.0 million remaining. The income tax expense of $6.3 million and $ 7.4 million for the three and six months ended June 30, 2004, respectively, reflects a combined federal and state tax rate of 37.5%.

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

After taking into account the taxable income for the three months ended June 30, 2004 and the Company’s net operating loss carryovers available, the Company has federal and state net operating loss carryovers of approximately $79.3 million which begin to expire in the year 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	restated	restated	restated	restated
Outstanding shares	12,152	9,089	11,575	9,089
Less restricted stock issued	(161)	(98)	(161)	(98)

Basic shares outstanding	11,991	8,991	11,414	8,991
Dilutive shares:
Restricted stock	101	45	98	45
Stock grants	560	228	553	222
Stock options	178	1	114	1

	12,830	9,265	12,179	9,259

Earnings per share:
Basic	$0.88	$1.52	$1.08	$2.05
Diluted	$0.82	$1.48	$1.01	$1.99

NOTE 9 - CONDENSED FINANCIAL DATA

The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Restated Condensed Consolidating Balance Sheets
As of June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$38,286	$11,987	$—	$50,273
Accounts and notes receivable	1,736	(39)		1,697
Inventories	492	1,249		1,741
Prepaid expenses	7,426	(193)		7,233

Total current assets	47,940	13,004	—	60,944
Other assets:
Investment in and advances to partnerships	4,491	2,032		6,523
Investment in subsidiaries	112,600	—	(112,600)	—
Deferred income tax assets	31,242	33,801		65,043
Other	246,214	13,968	(231,278)	28,904
Property and equipment, net	108,662	347,365		456,027
Goodwill, net	5,914	17,440		23,354

Total assets	$557,063	$427,610	$(343,878)	$640,795

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$11,060	$6,181	$—	$17,241
Accrued expenses	22,304	20,794		43,098
Dividends payable	2,127	—		2,127
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,705	1,366		3,071

Total current liabilities	37,196	28,341	—	65,537
Long-term debt less current maturities	248,500	—		248,500
Capital lease obligations less current maturities	11,716	55,391		67,107
Long-term trade payables	—	—		—
Other	—	231,278	(231,278)	—
Liabilities subject to compromise	16,323	—		16,323
Stockholders’ equity	243,328	112,600	(112,600)	243,328

Total liabilities and stockholders’ equity	$557,063	$427,610	$(343,878)	$640,795

Restated Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$17,665	$70,688	$—	$88,353
Concessions and other	15,030	35,959	(6,246)	44,743

	32,695	106,647	(6,246)	133,096
Costs and expenses
Film exhibition costs	8,978	40,125		49,103
Concession costs	904	4,039		4,943
Other theatre operating costs	10,144	42,086	(6,246)	45,984
General and administrative expenses	5,116	—		5,116
Depreciation and amortization expenses	1,929	6,699		8,628
Gain on sales of property and equipment	1	(273)		(272)

	27,072	92,676	(6,246)	113,502

Operating income	5,623	13,971	—	19,594
Interest expense	(511)	6,444		5,933

Net income before reorganization costs and income taxes	6,134	7,527	—	13,661
Reorganization costs	(3,205)	—	—	(3,205)

Income before income taxes & equity in earnings of subsidiaries	9,339	7,527	—	16,866
Income tax expense	3,502	2,823	—	6,325

	5,837	4,704	—	10,541
Equity in earnings of subsidiaries	4,704	—	(4,704)	—

Net income for common stock	$10,541	$4,704	$(4,704)	$10,541

Restated Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$33,076	$134,826	$—	$167,902
Concessions and other	28,275	65,700	(11,853)	82,122

	61,351	200,526	(11,853)	250,024
Costs and expenses
Film exhibition costs	16,046	69,379		85,425
Concession costs	1,671	7,398		9,069
Other theatre operating costs	20,266	82,141	(11,853)	90,554
General and administrative expenses	8,887	(6)		8,881
Depreciation and amortization expenses	3,849	13,397		17,246
Gain on sales of property and equipment	(9)	(568)		(577)

	50,710	171,741	(11,853)	210,598

Operating income	10,641	28,785	—	39,426
Interest expense	712	13,315		14,027
Loss on extinguishment of debt	9,579	—		9,579

Income before reorganization costs and income taxes	350	15,470	—	15,820
Reorganization costs	(3,881)	—		(3,881)

Income before income taxes and equity in earnings of subsidiaries	4,231	15,470	—	19,701
Income tax expense	1,587	5,801		7,388

	2,644	9,669	—	12,313
Equity in earnings of subsidiaries	9,669	—	(9,669)	—

Net Income for common stock	$12,313	$9,669	$(9,669)	$12,313

Restated Condensed Consolidating Statements of Cash Flows
For Six Months Quarter Ended June 30, 2004

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$12,313	$9,669	$(9,669)	$12,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,849	13,397	—	17,246
Deferred income taxes	1,523	5,470	—	6,993
Non-cash deferred compensation	3,018	—	—	3,018
Non-cash reorganization items	(3,413)	—	—	(3,413)
Loss on extinguishment of debt	1,792	—	—	1,792
Gain on sales of property and equipment	(9)	(568)	—	(577)
Changes in operating assets and liabilities	(2,629)	(29,252)	9,669	(22,212)

Net cash used in operating activities	16,444	(1,284)	—	15,160
Investing activities
Purchases of property and equipment	(9,394)	(3,551)	—	(12,945)
Proceeds from sale of property and equipment	17	1,108	—	1,125

Net cash provided by (used in) investing activities	(9,377)	(2,443)	—	(11,820)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—	—	250,000
Repayments of debt	(333,656)	(540)	—	(334,196)
Issuance of common stock, net	89,893	—	—	89,893

Net cash provided by (used in) financing activities	6,237	(540)	—	5,697

Increase (decrease) in cash and cash equivalents	13,304	(4,267)	—	9,037
Cash and cash equivalents at beginning of period	24,982	16,254	—	41,236

Cash and cash equivalents at end of period	$38,286	$11,987	$—	$50,273

Restated Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Prepaid expenses	7,189	(233)	—	6,956

Total current assets	34,516	17,314	—	51,830
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries	102,932	—	(102,932)	—
Other	297,627	53,363	(258,833)	92,157
Property and equipment, net	102,974	357,349	—	460,323
Goodwill, net	5,914	17,440	—	23,354

Total assets	$548,918	$447,463	$(361,765)	$634,616

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	28,021	16,392	—	44,413
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	887	1,275	—	2,162

Total current liabilities	44,308	29,629	—	73,937
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease and long-term financing obligations less current maturities	11,820	56,069	—	67,889
Long-term trade payables	7,988	—	—	7,988
Other	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	140,231	102,932	(102,932)	140,231

Total liabilities and stockholders’ equity	$548,918	$447,463	$(361,765)	$634,616

Restated Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$16,294	$70,756	$—	$87,050
Concessions and other	15,103	35,091	(6,804)	43,390

	31,397	105,847	(6,804)	130,440
Costs and expenses
Film exhibition costs	9,161	40,419		49,580
Concession costs	908	4,277		5,185
Other theatre operating costs	10,082	41,442	(6,804)	44,720
General and administrative expenses	3,493	(4)		3,489
Depreciation and amortization expenses	1,772	6,344		8,116
(Gain)/loss on sales of property and equipment	(78)	16		(62)

	25,338	92,494	(6,804)	111,028

Operating income	6,059	13,353	—	19,412
Interest expense	1,877	7,757		9,634

Net income before reorganization costs and income taxes	4,182	5,596	—	9,778
Reorganization costs	(3,908)	—		(3,908)

Income before income taxes and equity in earnings of subsidiaries	8,090	5,596	—	13,686
Income tax expense	—	—		—

	8,090	5,596	—	13,686
Equity in earnings of subsidiaries	5,596		(5,596)	—

Net income for common stock	$13,686	$5,596	$(5,596)	$13,686

Restated Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$30,211	$126,013	$—	$156,224
Concessions and other	27,054	62,038	(11,662)	77,430

	57,265	188,051	(11,662)	233,654
Costs and expenses
Film exhibition costs	15,231	66,782		82,013
Concession costs	1,517	7,491		9,008
Other theatre operating costs	19,955	78,650	(11,662)	86,943
General and administrative expenses	6,839	(4)		6,835
Depreciation and amortization expenses	3,778	12,453		16,231
Gain on sales of property and equipment	(749)	(1,753)		(2,502)

	46,571	163,619	(11,662)	198,528

Operating income	10,694	24,432	—	35,126
Interest expense	5,172	15,314		20,486

Net income before reorganization costs and income taxes	5,522	9,118	—	14,640
Reorganization costs	(3,808)	—		(3,808)

Income before income taxes and equity in earnings of subsidiaries	9,330	9,118	—	18,448
Income tax expense	—	—		—

	9,330	9,118	—	18,448
Equity in earnings of subsidiaries	9,118	—	(9,118)	—

Net income for common stock	$18,448	$9,118	$(9,118)	$18,448

Restated Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$18,448	$9,118	$(9,118)	$18,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,778	12,453	—	16,231
Non-cash deferred compensation	2,487	—	—	2,487
Non-cash reorganization items	(6,001)	—	—	(6,001)
Gain on sales of property and equipment	(749)	(1,753)	—	(2,502)
Changes in operating assets and liabilities	(4,283)	(21,425)	9,118	(16,590)

Net cash provided by (used in) operating activities	13,680	(1,607)	—	12,073
Investing activities			—
Purchases of property and equipment	(811)	(5,408)	—	(6,219)
Proceeds from sale of property and equipment	1,852	3,284	—	5,136

Net cash provided by investing activities	1,041	(2,124)	—	(1,083)
Financing activities			—
Additional borrowing, net of debt issuance costs	—	—	—	—
Repayments of debt	(29,392)	(495)	—	(29,887)

Net cash used in financing activities	(29,392)	(495)	—	(29,887)

Increase (decrease) in cash and cash equivalents	(14,671)	(4,226)	—	(18,897)
Cash and cash equivalents at beginning of period	39,788	13,703	—	53,491

Cash and cash equivalents at end of period	$25,117	$9,477	$—	$34,594

NOTE 10 LEGAL PROCEEDINGS.

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

NOTE 11- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

As of June 30, 2004, there are no recent announcements which impact the Company’s financial statements.

NOTE 12 - RECLASSIFICATIONS

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 13 – RESTATEMENT

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

The effect of this restatement on earnings per common share was as follows:

	Basic	Diluted
For the three months ended June 30,
2004	$0.01	$0.01
2003	$0.02	$0.03
For the six months ended June 30,
2004	$0.03	$0.02
2003	$0.05	$0.04

	As previously
	reported	As restated
2004
Consolidated Balance Sheet (unaudited)
As of June 30, 2004
Prepaid expenses	$10,991	$7,233
Deferred income taxes	67,034	65,043
Other assets	31,070	28,904
Property and equipment, net of accumulated depreciation	417,575	456,027
Total assets	$610,258	$640,795
Accrued expenses	$43,085	$43,098
Current maturities of long-term indebtedness, capital leases and long-term financing obligations	2,789	3,071
Capital lease and long-term financing obligations, less current maturities	50,799	67,107
Retained deficit	(78,062)	(64,128)
Total liabilities and stockholders’ equity	$610,258	$640,795
Consolidated Statements of Operations (unaudited)
For the three months ended June 30, 2004
Other theatre operating costs	$47,316	$45,984
Depreciation and amortization expenses	8,263	8,628
Operating income	18,627	19,594
Interest expense	5,215	5,933
Income before income taxes	16,617	16,866
Income tax expense	6,232	6,325
Net income available for common stockholders	$10,385	$10,541
Net income per common share
Basic	$0.87	$0.88
Diluted	$0.81	$0.82

	As previously
	reported	As restated
Consolidated Statements of Operations (unaudited)
For the six months ended June 30, 2004
Other theatre operating costs	$93,218	$90,554
Depreciation and amortization expenses	16,516	17,246
Operating income	37,492	39,426
Interest expense	12,590	14,027
Income before income taxes	19,204	19,701
Income tax expense	7,202	7,388
Net income available for common stockholders	$12,002	$12,313
Net income per common share
Basic	$1.05	$1.08
Diluted	$0.99	$1.01
Consolidated Statements of Cash Flows (unaudited)
For the six months ended June 30, 2004
Net cash provided by operating activities	$15,034	$15,160
Net cash used in investing activities	(11,775)	(11,820)
Net cash provided by financing activities	$5,778	$5,697
2003
Consolidated Balance Sheets (unaudited)
As of December 31, 2003
Accounts and notes receivable	$2,416	$2,061
Prepaid expenses	10,714	6,956
Deferred income taxes	73,852	72,036
Other assets	23,388	20,121
Property and equipment, net of accumulated depreciation	420,831	460,323
Total assets	$604,320	$634,616
Accrued expenses	$44,412	$44,413
Current maturities of long-term indebtedness, capital leases and long-term financing obligations	1,902	2,162
Capital lease and long-term financing obligations, less current maturities	51,478	67,889
Retained deficit	(87,938)	(74,314)
Total liabilities and stockholders’ equity	$604,320	$634,616

	As previously
	reported	As restated
Consolidated Statements of Operations (unaudited)
For the three months ended June 30, 2003
Other theatre operating costs	$45,868	$44,720
Depreciation and amortization	7,712	8,116
Operating income	18,668	19,412
Interest expense	9,123	9,634
Net income available for common stockholders	$13,453	$13,686
Net income per common share
Basic	$1.50	$1.52
Diluted	$1.45	$1.48
Consolidated Statements of Operations (unaudited)
For the six months ended June 30, 2003
Other theatre operating costs	$89,207	$86,943
Depreciation and amortization	15,423	16,231
Operating income	33,670	35,126
Interest expense	19,463	20,486
Net income available for common stockholders	$18,015	$18,448
Net income per common share
Basic	$2.00	$2.05
Diluted	$1.95	$1.99
Consolidated Statements of Cash Flows (unaudited)
For the six months ended June 30, 2003
Net cash provided by operating activities	$11,936	$12,073
Net cash used in investing activities	(993)	(1,083)
Net cash used in financing activities	$(29,840)	$(29,887)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The unaudited consolidated interim financial statements as of June 30, 2004 and for the three and six months periods ended June 30, 2004, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 12 to the Consolidated Financial Statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended June 30, 2004, as originally filed with the Commission on August 12, 2004 (the “Original Form 10-Q”) that was affected by the restatement has been amended to the extent affected and restated in its entirety. The disclosure contained in the Original Form 10-Q has not been updated or modified except for updates made to Part I, Items 1, 2 and 4 and Part II, Item 6, solely to reflect the impact of the restatement and related matters. See Note 13 to the Consolidated Financial Statements contained in this Form 10-Q/A for more specific information on the restatement.

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

RESULTS OF OPERATIONS

     Comparison of Three and Six Months Ended June 30, 2004 and 2003

     Revenues. Total revenues for the three months ended June 30, 2004 increased 2.1% to $133.1 million from $130.4 million for the three months ended June 30, 2003. The increase in revenue is attributable to higher average admission and concession prices, offset by a 3.2% decrease in attendance. Our average admission price was $5.16 for the three months ended June 30, 2004 compared to $4.92 for the three months ended June 30, 2003. The average concession sale per patron was $2.42 for the three months ended June 30, 2004 compared to $2.22 for the three months ended June 30, 2003. Attendance per average screen was 7,709 for the three months ended June 30, 2004 compared to 7,855 for the three months ended June 30, 2003.

     Total revenues for the six months ended June 30, 2004 increased 7.0% to $250.0 million from $233.7 million for the three months ended June 30, 2003. The increase in revenue is attributable to a 2.2% increase in attendance as well as higher average admission and concession prices. Our average admission price was $5.15 for the six months ended June 30, 2004 compared to $4.89 for the six months ended June 30, 2003. The average concession sale per patron was $2.30 for the six months ended June 30, 2004 compared to $2.19 for the six months ended June 30, 2003. Attendance per average screen was 14,662 for the six months ended June 30, 2004 compared to 14,163 for the six months ended June 30, 2003.

     We operated 291 theatres with 2,229 screens at June 30, 2004 compared to 302 theatres with 2,253 screens at June 30, 2003.

     Film exhibition costs, concession costs and other theatre operating costs. Film exhibition costs for the three months ended June 30, 2004 decreased 1.0% to $49.1 million from $49.6 million for the three months ended June 30, 2003 due to lower terms with distributors offset slightly by increased sales volume associated with the higher admission prices. As a percentage of admissions revenue, film exhibition costs were 55.6% for the three months ended June 30, 2004 as compared to 57.0% for the three months ended June 30, 2003. Concessions costs for the three months ended June 30, 2004 decreased 5.8% to $4.9 million from $5.2 million for the three months ended June 30, 2003 due to lower attendance and cost controls. As a percentage of concessions and miscellaneous revenues, concession costs were 11.0% for the three months ended June 30, 2004 as compared to 11.9% for the three months ended June 30, 2003. Other theatre operating costs for the three months ended June 30, 2004 increased 2.9% to $46.0 million from $44.7 million for the three months ended June 30, 2003 due to increased rent expense, as well as the establishment of a reserve of $1.0 million for potential litigation. For more information concerning this reserve see Note 10- Legal Proceedings of the Notes to Consolidated Financial Statements.

     Film exhibition costs for the six months ended June 30, 2004 increased 4.1% to $85.4 million from $82.0 million for the six months ended June 30, 2003 due to increased sales volume associated with higher attendance and higher admissions prices. As a percentage of admissions revenue, film exhibition costs were 50.9% for the six months ended June 30, 2004 as compared to 52.5% for the six months ended June 30, 2003. Concessions costs for the six months ended June 30, 2004 were relatively flat at $9.1 million compared to $9.0 million for the six months ended June 30, 2003. As a percentage of concessions and miscellaneous revenues, concession costs were 11.0% for the six months ended June 30, 2004 as compared to 11.6% for the six months ended June 30, 2003. Other theatre operating costs for the six months ended June 30, 2004 increased 4.3% to $90.6 million from $86.9 million for the six months ended June 30, 2003 due to higher attendance and increased rent expense, as well as the establishment of a reserve of $1.0 million for potential litigation. For more information concerning this reserve see Note 10- Legal Proceedings of the Notes to Consolidated Financial Statements.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2004 increased 45.7% to $5.1 million from $3.5 million for the three months ended June 30, 2003. The increases are due to non-cash deferred compensation expenses related to the 2002 Stock Plan, as well as additional professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses. Expenses relating to the 2002 Stock Plan for the three months ended June 30, 2004 and 2003 were $1.6 million and $1.2 million, respectively.

     General and administrative expenses for the six months ended June 30, 2004 increased 30.9% to $8.9 million from $6.8 million for the six months ended June 30, 2003. The increases are due to non-cash deferred compensation expenses related to the 2002 Stock Plan , as well as additional professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses. Expenses relating to the 2002 Stock Plan for the three months ended June 30, 2004 and 2003 were $3.0 million and $2.5 million, respectively.

     Depreciation and amortization expenses. Depreciation and amortization for the three months ended June 30, 2004 increased 6.2% to $8.6 million from $8.1 million for the three months ended June 30, 2003. This increase reflects the effect of purchases of fixed assets during the latter portion of 2003 and first half of 2004.

     Depreciation and amortization for the six months ended June 30, 2004 increased 6.2% to $17.2 million from $16.2 million for the three months ended June 30, 2003. This increase reflects the effect of purchases of fixed assets during the latter portion of 2003 and first half of 2004.

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

     Operating Income. Operating income for the three months ended June 30, 2004 increased 1.0% to $19.6 million compared to $19.4 million for the three months ended June 30, 2003. As a percentage of revenues, the operating income for the three months ended June 30, 2004 was 14.7% compared to 14.9% for the three months ended June 30, 2003.

     Operating income for the six months ended June 30, 2004 increased 12.3% to $39.4 million compared to $35.1 million for the six months ended June 30, 2003. As a percentage of revenues, the operating income for the six months ended June 30, 2004 was 15.8% compared to 15.0% for the six months ended June 30, 2003.

     Interest expense. Interest expense for the three months ended June 30, 2004 decreased 38.5% to $5.9 million from $9.6 million for the three months ended June 30, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions created by lowering estimates on outstanding Liabilities Subject to Compromise.

     Interest expense for the six months ended June 30, 2004 decreased 31.7% to $14.0 million from $20.5 million for the six months ended June 30, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, as well as interest reductions created by lowering estimates on outstanding Liabilities Subject to Compromise.

     Loss on extinguishment of debt. On February 4, 2004, the Company refinanced its debt which caused the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and a pre-payment premium on the retirement of the 10.375% senior subordinated notes of $7.8 million.

     Income tax expense. Reflecting the reversal of the deferred tax asset valuation allowance at December 31, 2003, we recognized an income tax expense of $ 6.3 million for the three months ended June 30, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the three months ended June 30, 2003.

     We recognized an income tax expense of $ 7.4 million for the six months ended June 30, 2004, representing a combined federal and state tax rate of 37.5%, compared to no income tax expense for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $4.6 million as of June 30, 2004 compared to $22.1 million at December 31, 2003. The decreased deficit recorded as of June 30, 2004 reflects the reduction in current long-term debt through our refinancing that was completed on February 4, 2004. As a component of this debt restructuring, the Company also issued 3.0 million shares of common stock for net proceeds after discounts and expenses of $89.9 million. The proceeds from this offering were used to reduce outstanding debt. The deficit will be funded through anticipated operating cash flows as well as the ability to draw from our new revolving credit agreement. At June 30, 2004, we had available borrowing capacity of $50 million under our new revolving credit facility.

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

     Net cash provided by operating activities was $15.2 million for the six months ended June 30, 2004 compared to $12.1 million for the six months ended June 30, 2003. This change is principally due to operating income driven by higher revenues. Net cash used in investing activities was $11.8 million for the six months ended June 30, 2004 compared to $1.1 million for the six months ended June 30, 2003. For the six months ended June 30, 2004 net cash provided by financing activities was $5.7 million compared to net cash used in financing activities of $29.9 million for the six months ended June 30, 2003 as a result of our refinancing.

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

     On November 15, 2004, we announced that we were delaying the filing of our Form 10-Q for the third quarter ended September 30, 2004 due to our ongoing evaluation of certain lease and other accounting issues related to transactions entered into in prior periods. We are filing this Form 10-Q/A for the quarter ended June 30, 2004 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto, and related disclosures for such quarter. We have filed a Form 10-K/A for the year ended December 31, 2003 to reflect the restatement of our consolidated financial statements, the notes thereto, and related disclosures for the years ended 1999, 2000, 2001, 2002 and 2003. Concurrently with this filing, we intend to file a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 to reflect the restatement of our unaudited consolidated financial statements, the notes thereto and related disclosures for such quarter. These restatements are necessary in order to correct the improper reporting of certain leases as operating leases, rather than as financing obligations, as well as to record an adjustment to our deferred tax asset resulting from the identification of additional tax deductions related to certain bankruptcy-related costs incurred in prior periods.

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

     Proposal One: The results of the voting for eleven directors were as follows:

Director	For	Vote Withheld
Michael W. Patrick	8,345,349	331,719
Elizabeth C. Fascitelli	8,292,347	384,721
Richard A. Friedman	8,292,347	384,721
Alan J. Hirschfield	8,292,308	384,760
John W. Jordan II	8,306,068	371,000
S. David Passman III	8,354,675	322,393
Carl L. Patrick, Jr.	8,292,299	384,769
Kenneth A. Pontarelli	8,292,347	384,721
Roland C. Smith	8,359,525	317,543
Patricia A. Wilson	8,354,675	322,393
David W. Zalaznick	8,297,118	379,950

Proposal Two: The results of the vote for the approval of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan were as follows:

For:	5,215,354	(60.1%)
Against:	942,402	(10.9%)
Abstained:	449,869	(5.2%)
Non-Vote:	2,069,443	(23.8%)

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Listing of Exhibits

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

Exhibit
Number	Description
2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	From of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.

10.2	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.)

Exhibit
Number	Description
10.3	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference.

10.4	Carmike Cinemas, Inc. 2004 Stock Incentive Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

11.1	Computation of per share earnings (provided in Note 8 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Martin A. Durant
Senior Vice President — Finance,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

Exhibit
Number	Description
10.1	From of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.

10.2	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference.)

10.3	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference.

10.4	Carmike Cinemas, Inc. 2004 Stock Incentive Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

11.1	Computation of per share earnings (provided in Note 8 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.