Form 10-K
period 2004-12-31
CARMIKE CINEMAS INC
filed 2005-03-16
CIK 799088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name Of Registrant As Specified in Its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

common stock, par value $.03 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     As of March 11, 2005, 12,276,002 shares of common stock were outstanding. The aggregate market value of the shares of common stock, par value $.03 per share, held by non-affiliates as of March 5, 2005 was approximately $328,174,698.

Documents Incorporated by Reference

     Specified portions of Carmike Cinemas, Inc.’s Proxy Statement relating to the 2005 Annual Meeting of stockholders are incorporated by reference into Part III.

*Incorporated by reference from Proxy Statement relating to the 2005 Annual Meeting of stockholders.

PART I

ITEM 1. BUSINESS.

Overview

     We are one of the largest motion picture exhibitors in the United States. As of December 31, 2004, we owned, operated or had an interest in 282 theatres with 2,188 screens located in 36 states, making us the second largest exhibitor in the country by number of theatres and the fourth largest by number of screens. We owned 68 of these theatres, leased 212 of these theatres and operated an additional two theatres under shared ownership. Of our 282 theatres, 243 show films on a first-run basis and 39 are discount theatres.

     We target small to mid-size non-urban markets. We estimate that more than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small to mid-size markets, including:

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

•
Lower operating costs. We believe that we benefit from lower labor, occupancy and maintenance costs than most other large exhibitors. For example, as of December 31, 2004, approximately 47% of our hourly employees worked for the federal minimum wage. Additionally, we own 68, or approximately 24%, of our theatres, which we believe provides us with further cost benefits. We believe the percentage of our owned theatres is among the highest of the large public theatre exhibitors.

•
Fewer alternative entertainment opportunities. In our typical markets, patrons have fewer entertainment alternatives than in larger markets, where options such as professional sports and cultural events are more likely to be available.

•
Greater access to film product. We believe we are the sole exhibitor in approximately 78% of our film licensing zones, which we believe provides us with greater flexibility in selecting films that meet the preferences of patrons in our markets.

     The following table sets forth geographic information regarding our theatre circuit as of December 31, 2004:

State	Theatres	Screens	State	Theatres	Screens
Alabama	17	160	New Mexico	1	2
Arkansas	8	68	New York	1	8
Colorado	8	57	North Carolina	32	278
Delaware	1	14	North Dakota	6	37
Florida	9	78	Ohio	6	39
Georgia	27	223	Oklahoma	10	52
Idaho	4	17	Oregon	1	12
Illinois	1	2	Pennsylvania	24	182
Iowa	8	87	South Carolina	13	94
Kansas	1	12	South Dakota	5	35
Kentucky	9	45	Tennessee	27	220
Louisiana	3	22	Texas	12	91
Maryland	1	8	Utah	3	39
Michigan	1	5	Virginia	9	65
Minnesota	6	65	Washington	1	12
Missouri	1	8	West Virginia	4	28
Montana	13	74	Wisconsin	2	18
Nebraska	5	19	Wyoming	2	12

			Totals	282	2,188

     From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. Many of these theatres are typically in smaller markets where we are the only exhibitor in the market. At December 31, 2004, we operated 39 theatres with 163 screens as discount theatres. We also operate a very small number of theatres for the exhibition of first-run films at a reduced admission price.

     We are the sole exhibitor in many of the small to mid-size markets in which we operate. The introduction of a competing theatre in these markets could significantly impact the performance of our theatres. In addition, the type of motion pictures preferred by patrons in these markets is typically more limited than in larger markets, which increases the importance of selecting films that will appeal to patrons in our specific theatre markets.

Theatre Development and Operations

Development

     We carefully review small to mid-size markets to evaluate the return on capital of opportunities to build new theatres or renovate our existing theatres. The circumstances under which we believe we are best positioned to benefit from building new theatres are in markets in which:

•	we believe building a new theatre provides an attractive cash flow opportunity;

•	we already operate a theatre and could best protect that market by expanding our presence; or

•	a film licensing zone is currently underserved by an exhibitor.

     In general, we do not believe that building theatres in film licensing zones in which competitors operate provides attractive investment opportunities for us.

     Our bankruptcy, as discussed below under the caption “Our Reorganization”, and the excessive number of screens resulting from the industry’s overbuilding of theatres in the last few years have been significant influences on our current growth strategy. We opened three theatres during the year ended December 31, 2004. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

     The following table shows information about the changes in our theatre circuit during the periods presented:

			Average
			Screens/
	Theatres	Screens	Theatre
Total at January 1, 2002	323	2,333	7.2
New Construction	0	0
Closures	(15)	(71)

Total at December 31, 2002	308	2,262	7.3
New Construction	2	31
Closures	(11)	(40)

Total at December 31, 2003	299	2,253	7.5
New Construction	3	41
Closures	(20)	(106)

Total at December 31, 2004	282	2,188	7.8

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

     We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, we evaluate “mystery shopper” reports on the quality of service, cleanliness and film presentation at individual theatres.

     Box office admissions. The majority of our revenues come from the sale of movie tickets. For the year ended December 31, 2004, box office admissions totaled $331.5 million, or 67% of total revenues. At December 31, 2004, of our 282 theatres, 243 showed “first-

run” films, which we license from distributors owned by the major studios, as well as from independent distributors. The remaining 39 of our theatres featured films at a discount price.

     Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. As of December 31, 2004, at 44 of our theatres, patrons can buy tickets in advance either over the phone or on the Internet. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to be in the near term.

     Concessions. Concession sales are our second largest revenue source after box office admissions, constituting 30% of total revenues for the year ended December 31, 2004. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, in a limited number of markets, we offer bottled water, frozen drinks, coffee, ice cream, hot dogs and pretzels in order to respond to competitive conditions. We actively seek to promote concession sales through the design and appearance of our concession stands, the introduction of special promotions from time to time, by reducing wait times and by training our employees to up-sell products. In addition, our management incentive bonus program includes concession results as a component of determining the bonus awards. We manage all inventory purchasing centrally with authority required from our central office before orders may be placed.

     During 2004, we purchased substantially all of our concession supplies and janitorial supplies from Showtime Concession, except for beverage supplies. We are by far the largest customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 8, 2006. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

     During 2004, we purchased our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company will expire on December 31, 2008. Under the agreement, The Coca-Cola Company may raise beverage supply costs and, in fact, increased such costs by 3.3% beginning January 1, 2004 through December 31, 2004. A similar cost increase of 3.7% was implemented for January 1, 2005 through December 31, 2005.

     Other revenues. Most of our theatres include electronic video games located in or adjacent to the lobby. We also generate revenues through on-screen advertising on all of our screens. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment. These revenue streams comprised the remaining 3% of our revenue generation for the year ended December 31, 2004.

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

     The table below depicts the industry’s top 10 films for the year ended December 31, 2004 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1.	Shrek 2	1.	The Passion of the Christ
2.	Spider-Man 2	2.	Shrek 2
3.	The Passion of the Christ	3.	Spider-Man 2
4.	The Incredibles	4.	Harry Potter and the Prisoner of Azkaban
5.	Harry Potter and the Prisoner of Azkaban	5.	The Incredibles
6.	The Day After Tomorrow	6.	The Day After Tomorrow
7.	The Bourne Supremacy	7.	Shark Tale
8	Meet The Fockers	8	Meet The Fockers
9.	Shark Tale	9.	National Treasure
10.	The Polar Express	10.	The Polar Express

Film Rental Fees

     We typically enter into licenses that provide for rental fees based on either “firm terms” established prior to the opening of the picture or on a mutually agreed “settlement” upon the conclusion of the film run. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Firm term film rental fees are generally the greater of (1) 60 to 70% of gross box office receipts, gradually declining to as low as 30% over a period of four to seven weeks or (2) a specified percentage (e.g., 90%) of the excess gross box office receipts over a negotiated allowance for theatre expenses (commonly known as a “90-10” arrangement). The settlement process allows for negotiation based upon how a film actually performs. A firm terms agreement could result in lower than anticipated film rent if the film outperforms expectations especially with respect to the film’s run and, conversely, there is a downside risk when the film underperforms. Many of our distributors award aggregate percentage terms for the run of the film. Under such an agreement, a set percentage is paid for the entire run of the film with no adjustments for “90-10s”. This provides an advantage for the exhibitors when a picture has a short run life, where under a firm term arrangement film rent would be higher. Conversely, the exhibitor is at risk of higher film rent costs when the film has a longer run life and firm term arrangements would provide for lower film rent.

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

     While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following ten major distributors accounted for approximately 86.3% of our box office admissions for the year ended December 31, 2004: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal and Warner Brothers.

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

     In addition, it also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. IQ-Zero also generates information we use to quickly detect theft. IQ-2000 is an enhanced version of the IQ-Zero system and has been installed in our theatres built since 1999. IQ-2000 facilitates new services such as advanced ticket sales and Internet ticket sales. Its expanded capacity allows for future growth and more detailed data tracking and trend analysis. There is active communication between the theatres and corporate headquarters, which allows our senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.

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

     From the mid- to late-1990s, industry screen count grew faster than attendance. As a result of this rapid overbuilding, the total number of screens reached an all-time high of 37,396 in 2000, according to the MPAA. When the economics of many of these theatres became unsustainable, most major exhibitors, ourselves included, were required to restructure and to close underperforming locations. After reaching a low of approximately 35,200 screens, the industry has grown back to 36,162 screens as of December 31, 2004. We believe that the growth rate of the industry is inline with demand and a positive indicator of the health of the industry.

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

Employees

     As of December 31, 2004, we had approximately 7,821 employees, of which 38 were covered by collective bargaining agreements and 7,277 were part-time. As of December 31, 2004, approximately 47% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Legal Proceedings

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. Currently, we have approximately $1.0 million reserved for pending litigation. Beyond this, we have no pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us. In addition, we emerged from bankruptcy under chapter 11 on January 31, 2002. The chapter 11 filing and our subsequent reorganization are discussed under “Our Reorganization.”

Trademarks and Trade-Names

     We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, C and Design® and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola® is a registered trademark used in this annual report on Form 10-K and is owned by and belongs to The Coca-Cola Company.

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

     On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

     Our reorganization resulted from a sequence of events and the unforeseen effect that these events had in the aggregate on us. Weak film performance during the summer of 2000 contributed to our lower revenues for that summer, which were significantly below our internal projections. Like our competitors, we had increased our costs by expending significant funds in building megaplexes and in making improvements to existing theatres in order to attract and accommodate larger audiences. Consequently, the effect of poor summer returns was substantial on our efforts to comply with the financial covenants under our then $200 million revolving credit facility and $75 million term loan credit agreement, which we sometimes refer to as the pre-reorganization bank facilities. On June 30, 2000, we were in technical default of certain financial covenants contained in the pre-reorganization bank facilities and were unable to negotiate amendments with the lenders to resolve these compliance issues, as we had been able to do in the past. On July 28, 2000, the agents under the pre-reorganization bank facilities issued a payment blockage notice to us and the indenture trustee for our 9 3/8% senior subordinated notes due 2009, prohibiting our payment of the semi-annual interest payment in the amount of $9.4 million due to the noteholders on August 1, 2000. Faced with, among other things, significant operating shortfalls, unavailability of credit and problems dealing with our lenders, we voluntarily filed for bankruptcy in order to continue our business.

     In the course of our reorganization, we rejected leases on 136 underperforming theatres and also negotiated modifications to our leases on 35 additional theatres. In addition, we converted $45.7 million of debt and $55.0 million of preferred stock into an aggregate of 67.8% of our common stock. The holders of our cancelled Class A and Class B common stock received in the aggregate 22.2% of our common stock under the plan of reorganization. These actions decreased our ongoing interest obligations. We also agreed to pay, over a five-year period, the claims of our general unsecured creditors allowed or otherwise undisputed in the bankruptcy case in connection with our reorganization, plus interest at an annual rate of 9.4%. We estimate that our aggregate liability as of December 31, 2004 for general unsecured creditors was approximately $1.3 million, which includes our estimated liability for damages resulting from the rejection of executory contracts and unexpired leases that have not been allowed or that otherwise remain disputed. We refer to these claims as “disputed claims”. As of December 31, 2004, total accrued interest on the disputed claims was $338,000. If we are unable to resolve the disputed claims with the unsecured creditors, we may petition the bankruptcy court to resolve them.

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

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

     We now have, and will continue to have, significant debt obligations. Our current long-term debt obligations are as follows:

•	Our term loan credit agreement provides for borrowings of up to $100.0 million, of which $99.0 million was outstanding as of December 31, 2004.

•	Our revolving credit agreement provides for borrowings of up to $50.0 million. There were no amounts outstanding as of December 31, 2004.

•	Our 7.500% senior subordinated notes, issued as of February 4, 2004, total $150.0 million.

•	Amounts owed on our industrial revenue bonds totaled $0.3 million at December 31, 2004.

•
As of December 31, 2004, we estimate that our general unsecured creditors will receive an aggregate of $1.3 million plus interest at an annual rate of 9.4% in resolution of their allowed claims, with a final maturity date of January 31, 2007. As of December 31, 2004, total accrued interest on these claims was approximately $338,000. All of these claims are disputed.

     We also have, and will continue to have, significant lease obligations. As of December 31, 2004, our total capital, operating and long-term financing obligations for leases with terms over one year totaled $691.8 million.

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

     On February 4, 2004, we completed an offering of $150 million of 7.500% senior subordinated notes due 2014 to institutional investors and entered into senior secured credit facilities consisting of a $50 million revolving credit facility and a $100 million five-

year term loan. The notes offering and the credit facilities replaced our post-bankruptcy term loan credit agreement, post-bankruptcy revolving credit agreement and 10 3/8% senior subordinated notes, which had been in place since our reorganization. Under the indenture that governs the 7.500% senior subordinated notes and the agreements relating to the new senior secured credit facilities, we are subject to limitations on our ability to incur additional indebtedness, make capital expenditures and other customary covenants.

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

     As of December 31, 2004, after utilizing approximately $28.5 million for 2004, we had approximately $84.7 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.

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

     Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theatres. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. We suffered such deterioration for a period of time while we were in bankruptcy. When we commenced our bankruptcy, several film distributors ceased supplying us with new film product in light of their claims against us for exhibition fees aggregating approximately $37.2 million. Those film distributors recommenced supplying us with new film product upon our agreeing to pay their claims in full, which we did in 17 weekly installments ending on December 26, 2000.

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

     Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2004, approximately 47% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

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

     We purchase our beverage supplies from The Coca-Cola Company. On January 1, 2004 we entered into a new agreement with the Coca-Cola Company. Under the agreement, The Coca-Cola Company may raise beverage supply costs by 3% to 5% annually beginning January 1, 2004 through the term of the agreement. If beverage supply costs are increased at a higher rate or we are unable to negotiate favorable terms with The Coca-Cola Company or a competing beverage supplier when the agreement is up for renewal, our margins on concessions may be negatively impacted.

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

     We had impairment charges in four of the last five fiscal years totaling $142.1 million. Our impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers and the write-down of surplus equipment removed from closed theatres. Additionally, in 2001 we included equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory. We incurred no impairment charge in 2002. For fiscal years 2003 and 2004, our impairment charge was $1.1 and $.9 million respectively. Through December 31, 2004, we believe we have properly tested for impairments. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

     We may acquire theatres and/or theatre circuits in order to expand into new markets and to enhance our position in existing markets nationally. We cannot assure you, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain necessary financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses and theatres into our existing operations or expand into new markets. Once integrated, acquired operations and theatres may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected. In addition, future acquisitions may also result in potentially dilutive issuances of equity securities. We cannot assure you that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES.

     As of December 31, 2004, we owned 68 of our theatres and leased 212 of our theatres. We operated an additional two theatres under shared ownership.

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

     On or about September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D. North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike, that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC seeks injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On or about November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors seek injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. The case is now in the discovery period.

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

     On August 8, 2000, we and our subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On January 4, 2002, the Bankruptcy Court entered an order confirming our Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”), dated as of November 14, 2001. The Plan became effective on January 31, 2002. On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information as of March 12, 2005 regarding the executive officers of Carmike. For purposes of this section, references to Carmike include Carmike’s predecessor, Martin Theatres, Inc.

Name	Age	Title

Michael W. Patrick	54	President, Chief Executive Officer and Chairman of the Board of Directors

Fred W. Van Noy	48	Senior Vice President, Chief Operating Officer and Director

Martin A. Durant	56	Senior Vice President — Finance, Treasurer and Chief Financial Officer

Anthony J. Rhead	63	Senior Vice President — Film and Secretary

H. Madison Shirley	53	Senior Vice President — Concessions and Assistant Secretary

Gary F. Krannacker	42	Vice President, General Manager Theatre Operations

Philip A. Smitley	46	Assistant Vice President and Controller

     Michael W. Patrick has served as Carmike’s President since October 1981, director since April 1982, Chief Executive Officer since March 1989 and Chairman of the Board of Directors since January 2002. Mr. Patrick also serves as member of the Board’s Executive Committee. He joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.

     Fred W. Van Noy joined Carmike in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President — General Manager. December 1997, he was elected to the position of Senior Vice President — Operations. In November 2000, he became Senior Vice President and Chief Operating Officer. Mr. Van Noy is also a member of Carmike’s Board of Directors.

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

     Anthony J. Rhead joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President — Film, in December 1997, he was elected Senior Vice President — Film and in January 2002 he was elected Senior Vice President — Film and Secretary. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

     H. Madison Shirley joined Carmike in 1976 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President — Concessions in 1990 and Senior Vice President — Concessions and Assistant Secretary in December 1997.

     Gary F. Krannacker joined Carmike in May 1994 as District Manager. In October 1995, he was promoted to Regional Manager. In February 1998, Mr. Krannacker was promoted to Mid-West Division Manager. He became General Manager-Operations in 2003 and was elected to his current position of Vice President-General Manager, Theatre Operations in 2004. Prior to joining Carmike, Mr. Krannacker worked in the theatre industry at Cinema World Theatres for sixteen years.

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

Our common stock is currently traded on the Nasdaq National Market under the symbol “CKEC.” The last reported sale price of the common stock on March 11, 2005 was $34.28 per share. The table below sets forth the high and low closing prices of our common stock from January 1, 2003 through December 31, 2004:

2004	High	Low
Fourth Quarter	$39.01	$34.90
Third Quarter	39.00	32.68
Second Quarter	41.84	33.80
First Quarter	38.95	31.29

2003	High	Low
Fourth Quarter	$36.53	$26.25
Third Quarter	27.44	20.76
Second Quarter	23.66	19.30
First Quarter	23.14	18.58

     As of March 11, 2005, there were approximately 252 record holders of our common stock and there were no shares of any other class of stock issued and outstanding.

     During fiscal year 2004, we did not make any sales of unregistered equity securities.

     Beginning the second quarter of 2004, our Board of Directors declared a quarterly dividend of $0.175 per share. We intend to pay quarterly dividends for the foreseeable future at our board’s discretion, subject to many considerations, including limitations imposed by covenants in the indenture for our 7.500% senior subordinated notes and our credit facilities, operating results, capital requirements and other factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Material Credit Agreement and Covenant Compliance.”

ITEM 6. SELECTED FINANCIAL DATA.

     The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto. The selected historical financial and other data for each of the three fiscal years in the period ended December 31, 2002 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. The selected historical financial and other data for the two fiscal years ended December 31, 2004 and 2003 are derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

     During the period from August 8, 2000 through January 31, 2002, we operated as a debtor-in-possession under chapter 11 of the bankruptcy code. Our results of operations during the reorganization period were significantly affected by the bankruptcy proceeding and are therefore not comparable in all respects with our results for other periods. In addition, the per share data for all periods prior to 2002 reflect the shares of our previously outstanding classes of common stock, which were cancelled when our reorganization became effective. The results from those periods are not comparable to the years ended December 31, 2004 and 2003, which are based on a different number of shares of our new class of common stock issued when the reorganization became effective.

	For the Year Ended December 31,
	2000(1)	2001 (1)	2002 (1)	2003	2004
	(in millions except per share and operating data)
Statement of Operations Data:
Revenues:
Admissions	$315.4	$311.8	$342.8	$332.1	$331.5
Concessions and other (2)	143.9	145.1	163.6	161.0	163.0

Total revenues (2)	459.3	457.0	506.5	493.1	494.5
Costs and expenses:
Film exhibition costs	185.2	171.2	189.3	180.4	174.5
Concession costs	21.0	20.2	19.2	18.0	16.9
Other theatre operating costs	192.7	177.8	178.4	176.8	179.1
General and administrative expenses	6.9	8.8	15.0	15.3	19.3
Depreciation and amortization expenses (3)	43.5	42.7	33.7	32.8	33.8
Impairment of long-lived assets (4)	21.3	118.8	—	1.1	0.9
Gain on sales of property and equipment (2)	(3.0)	—	(0.7)	(3.0)	(1.1)

Total costs and expenses	467.5	539.6	434.9	421.4	423.4

Operating income (loss)	(8.2)	(82.6)	71.6	71.7	71.1
Interest expense	32.4	9.1	105.5	42.9	26.1
Loss on extinguishment of debt	—	—	—	—	9.3

Income (loss) before reorganization costs and income taxes	(40.7)	(91.7)	(33.9)	28.8	35.6
Reorganization costs	7.0	19.5	20.5	(4.1)	(12.4)

Income (loss) before income taxes	(47.7)	(111.2)	(54.5)	32.9	48.0
Income tax expense (benefit)	25.5	—	(14.7)	(73.5)	18.2

Net income (loss)	(73.2)	(111.2)	(39.8)	106.4	29.8
Preferred stock dividends	1.5	—	—	—	—

Net income (loss) available to common stockholders	$(74.7)	$(111.2)	$(39.8)	$106.4	$29.8

Weighted average common shares outstanding (in thousands):
Basic	11,344	11,344	9,195	8,991	11,704
Diluted	11,344	11,344	9,195	9,448	12,480
Earnings (loss) per common share:
Basic	$(6.59)	$(9.80)	$(4.32)	$11.83	$2.55
Diluted	$(6.59)	$(9.80)	$(4.32)	$11.26	$2.39

Dividends declared	—	—	—	—	$0.525
Balance Sheet Data:
Cash and cash equivalents	$52.5	$94.2	$53.5	$41.2	$56.9
Property and equipment, net (4)	640.3	491.6	475.2	460.3	469.5
Total assets	774.7	651.3	583.6	634.6	643.7
Total debt (5)	65.0	68.3	431.0	393.1	323.4
Liabilities subject to compromise	529.2	508.1	37.4	21.5	1.3
Retained earnings (deficit)	(29.7)	(141.3)	(180.7)	(74.3)	(50.9)
Total stockholders’ equity	$129.5	$18.0	$27.8	$140.2	$258.5
Other Financial Data:
Net cash provided by (used in) operating activities	$26.1	$50.7	$16.2	$53.3	$59.4
Net cash provided by (used in) investing activities	$(15.6)	$(1.0)	$(14.6)	$(12.2)	$(35.4)
Net cash provided by (used in) financing activities	$46.3	$(8.0)	$(42.4)	$(53.3)	$(8.3)
Capital expenditures	$44.9	$9.2	$18.1	$18.9	$38.6
Operating Data:
Theatres at period end (6)	352	323	308	299	282
Screens at period end (6)	2,438	2,333	2,262	2,253	2,188
Average screens in operation	2,643	2,386	2,274	2,252	2,207
Average screens per theatre	6.9	7.2	7.3	7.5	7.8
Total attendance (in thousands)	67,804	64,621	69,997	67,189	63,260
Average ticket price	$4.65	$4.83	$4.90	$4.93	$5.17
Average concession sales per patron	$1.98	$2.10	$2.17	$2.18	$2.33

(1)
See notes 1, 2 and 3 of the notes to our audited annual consolidated financial statements with respect to our bankruptcy and financial reporting in accordance with Statement of Position 90-7. See note 2 of notes to audited annual consolidated financial statements with respect to reorganization costs incurred while in bankruptcy. See note 11 of the notes to our audited annual consolidated financial statements for income taxes relative to valuation allowances for deferred income tax debits.

(2)
Gain on sales of property and equipment for the years ended December 31, 2000, 2001 and 2002 as filed with the SEC, was previously reported in concessions and other revenues. It has been reclassed in the foregoing table.

(3)	Goodwill amortization of $1.5 million is included for the years ended December 31, 2000 and 2001.

(4)	See notes 2, 3, and 4 of notes to audited annual consolidated financial statements with respect to impairments of long-lived assets and restructuring charges.

(5)	Includes current maturities of long-term indebtedness, capital lease obligations and long-term trade payables; excludes long-term trade payables and liabilities subject to compromise.

(6)
These amounts exclude theatres which we closed upon approval of the bankruptcy court as follows: 84 theatres and 394 screens through December 31, 2000; an additional 17 theatres and 81 screens through December 31, 2001; and an additional eight theatres and 44 screens through December 31, 2002.

(7)	Due to rounding, certain amounts do not total properly.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and operating results should be read in conjunction with “Item 6. Selected Financial and Other Data” and our audited annual consolidated financial statements and accompanying notes.

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

Revenues

     We derive almost all of our revenues from box office admissions and concession sales. We recognize admissions revenues when movie tickets are sold at the box office, and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize unredeemed gift cards and other advanced sale-type certificates upon expiration.

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

Net Operating Losses

     As of December 31, 2004, after utilizing approximately $28.5 million for 2004, we had approximately $84.7 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.

     The Company is limited in using its’ net operating losses. Such limitation is projected to be $26.9 million per year for the first five years (beginning 2004) and will decrease to approximately $15 million per year thereafter.

     Our ability to utilize such net operating losses is also subject to certain uncertainties regarding the application of Section 382 of the Internal Revenue Code of 1986, as amended, to prior changes in ownership of the Company, including the change resulting from the Company’s reorganization in January 2002. See “Risk Factors — We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability” for more information regarding these uncertainties.

Operating Statement Information

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	For the Year Ended
	December 31,
	2004	2003	2002
Revenues:
Admissions	67.0%	67.3%	67.6%
Concessions and other	33.0	32.7	32.4

Total revenues	100.0	100.0	100.0
Costs and expenses:
Film exhibition costs (1)(2)	52.6%	54.3%	55.2%
Concessions costs (2)	10.4	11.2	11.8
Other theatre operating costs	36.2	35.9	35.2
General and administrative	3.9	3.1	3.0
Depreciation	6.8	6.6	6.7
Gain on sales of property and equipment	(0.2)	(0.6)	(0.1)
Impairment of long-lived assets	0.2	0.2	—

Total costs and expenses	85.6	85.3	85.9

Operating income (loss)	14.4	14.5	14.1
Interest expense	5.3	8.7	20.8
Loss on extinguishment of debt	1.9	—	—

Income (loss) before reorganization costs and income taxes	7.2	5.8	(6.7)
Reorganization costs	(2.5)	(0.8)	4.1

Income (loss) before income taxes	9.7	6.7	(10.8)
Income tax expense (benefit)	3.7	(14.9)	(2.9)

	6.0%	21.6%	(7.9)%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)
All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admissions revenues, and concession costs, which are expressed as a percentage of concession and other revenues.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues.

The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For Years ended December 31
	2004	2003
Average theatres	288	303
Average screens	2,207	2,252
Average attendance per screen	28,661	29,830
Average admission price	$5.17	$4.93
Average concession price	$2.33	$2.18
Total attendance (in thousands)	63,260	67,189
Total revenues (in thousands)	$494,475	$493,085

     Total revenues increased 0.3% for the year ended December 31, 2004 compared to the year ended December 31, 2003, due to increased revenues from concessions and other revenues, generally offset by decreased admission sales. Admissions decreased 0.2% to $331.5 million in 2004 from $332.1 million in 2003 due to a 5.8% decrease in overall attendance partially offset by a 4.9% increase in average ticket price. Concessions and other revenue increased 1.2% to $163.0 million in 2004 from $161.0 million in 2003 due to a 6.9% increase in concession sales per patron and a $0.7 million increase in other revenues. Other revenues consist of game machine revenue, screen advertising, family entertainment center revenue and other miscellaneous items. Due to higher year-over-year revenues and lower screen count, our revenues per average screen increased 2.3% to $224,048 from $218,954.

     We operated and 282 theatres with 2,188 screens at December 31, 2004 and 299 theatres with 2,253 screens at December 31, 2003.

     Cost of operations.

The table below summarizes operating expense data for the periods presented.

	For the years ended December 31
			% variance
			Favorable
(in thousands)	2004	2003	(Unfavorable)
Film exhibition costs	$174,473	$180,403	3.3%
Concession costs	$16,881	$17,985	6.1%
Other theatre operating costs	$179,127	$176,781	(1.3%)
General and administrative expenses	$19,302	$15,335	(25.9%)
Depreciation expenses	$33,801	$32,764	(3.2%)
(Gain)/loss on sales of property and equipment	$(1,051)	$(3,023)	(65.2%)
Impairment of long-lived assets	$892	$1,148	22.3%

     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue. Film exhibition costs for the year ended December 31, 2004 declined as compared to the year ended December 31, 2003 due to the drop in admission revenue as well as a higher percentage of aggregate percentage deals which lowered overall film rent expenses. Aggregate arrangements fix the film rent percentage as opposed to typical graduated scale contracts. Aggregate percentage deals on short-run films tend to have an overall lower percentage cost for the film. As a percentage of admissions revenue, film exhibition costs were to 52.6% for the year ended December 31, 2004, as compared to 54.3% for the year ended December 31, 2003.

     Concessions costs fluctuate with the changes in concessions revenue. As a percentage of concessions and other revenues, concession costs were 10.4% for the year ended December 31, 2004 as compared to 11.2% for the year ended December 31, 2003. This reduction was due to slightly higher concession prices as well as improved terms with our concession suppliers.

     Other theatre operating costs for the year ended December 31, 2004 increased due to increases in rent, utilities and repair costs compared to the year ended December 31, 2003, as well as the establishment of a reserve of $1.0 million for potential litigation. For more information concerning this reserve see Item 3 Legal Proceedings.

     General and administrative expenses for the year ended December 31, 2004 increased compared to the year ended December 31, 2003 due to professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses.

     Depreciation and amortization expenses for the year ended December 31, 2004 increased compared to the year ended December 31, 2003. This increase reflects the effect of purchases of fixed assets related to the opening of three new theatres in 2004 as well as construction related to retrofits and maintenance-related capital expenditures.

     Gain on sales of property and equipment for the year ended December 31, 2004 decreased compared to the year ended December 31, 2003 due to lower sales of surplus property. We sold two previously closed theatres and two parcels of land during the year ended December 31, 2004 compared to 10 theatres and three parcels of land during the year ended December 31, 2003.

     Operating Income. Operating income for the year ended December 31, 2004 decreased 0.8% to $71.1 million compared to $71.7 million for the year ended December 31, 2003. As a percentage of revenues, the operating income for the year ended December 31, 2004 was 14.4% compared to 14.5% for the year ended December 31, 2003.

     Interest expense. Interest expense for the year ended December 31, 2004 decreased 39.2% to $26.1 million from $42.9 million for the year ended December 31, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing, and a result of the resolution of liabilities subject to compromise the Company reversed approximately $4.5 million of interest expense recorded on disputed claims.

     Loss on extinguishment of debt. On February 4, 2004, the Company refinanced its debt which resulted in the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and a pre-payment premium on the retirement of the 10.375% senior subordinated notes of $7.5 million.

     Reorganization costs. Reorganization costs for the year ended December 31, 2004 consisted of a credit of $12.4 million, compared to a credit of $4.1 million for the year ended December 31, 2003. These credits are the result of changes in estimates on liabilities subject to compromise, partially offset by professional and other expenses. On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

     Income tax expense. We recognized an income tax expense of $18.2 million for the year ended December 31, 2004, representing a combined federal and state tax rate of 37.5%, compared to an income tax benefit of $73.5 million for the year ended December 31, 2003. During the quarter ended December 31, 2003, we determined that the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $78.4 million valuation allowance was released creating an income tax benefit for 2003. The positive evidence management considered included operating income for 2002 and 2003, our subsequent stock offering and refinancing, resulting in significant prospective interest expense reduction, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues.

     The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For Years ended December 31
	2003	2002
Average theatres	303	311
Average screens	2,252	2,274
Average attendance per screen	29,830	30,784
Average admission price	$4.93	$4.90
Average concession price	$2.18	$2.17
Total attendance (in thousands)	67,189	69,997
Total revenues (in thousands)	$493,085	$506,507

     Total revenues decreased 2.6% for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to decreases in total attendance, which decreased both admission and concessions revenue, generally offset by increases in per patron pricing. Admissions revenue decreased 3.1% to $332.1 million in 2003 from $342.8 million in 2002 due to a 4.0% decrease in overall attendance and a 0.6% increase in average ticket price. Concessions and other revenue decreased 1.6% to $161.0 million in 2003 from $163.7 million in 2002 due to the attendance decrease, and a 0.5% increase in concession sales per patron which were partially offset by a $2.5 million increase in other revenues. Other revenues consist of game machine revenue, screen advertising, family entertainment center revenue and other miscellaneous items. As a result, our revenues per average screen decreased 1.7% to $218,954 from $222,738.

     We operated 299 theatres with 2,253 screens at December 31, 2003 and 308 theatres with 2,262 screens at December 31, 2002.

     Cost of operations.

     The table below summarizes operating expense data for the periods presented.

	For the years ended December 31
			% variance
			Favorable
(in thousands)	2003	2002	(Unfavorable)
Film exhibition costs	$180,403	$189,265	4.7%
Concession costs	$17,985	$19,233	6.5%
Other theatre operating costs	$176,781	$178,376	0.9%
General and administrative expenses	$15,335	$14,983	(2.3%)
Depreciation and amortization expenses	$32,764	$33,738	2.9%
(Gain)/loss on sales of property and equipment	$(3,023)	$(681)	343.9%
Impairment of long-lived assets	$1,148	$—	n/a

     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue. Film exhibition costs declined due to the drop in revenue as well a higher percentage of aggregate percentage deals which lowered the overall film rent expenses. As a percentage of admissions revenue, film exhibition costs were 54.3% for the year ended December 31, 2003 as compared to 55.2% for the year ended December 31, 2002.

     Concessions costs fluctuate with the changes in concessions revenue. As a percentage of concessions and other revenues, concession costs were 11.2% for the year ended December 31, 2003 as compared to 11.8% for the year ended December 31, 2002.

     Other theatre operating costs for the year ended December 31, 2003 decreased due to cost control measures taken during lower business volumes.

     General and administrative expenses for the year ended December 31, 2003 increased compared to the year ended December 31, 2002 due to increased valuation of deferred stock compensation.

     Depreciation and amortization for the year ended December 31, 2003 remained relatively flat compared to the year ended December 31, 2002.

     Gain on sales of property and equipment for the year ended December 31, 2003 increased compared to the year ended December 31, 2002 due to higher sales of surplus property. We sold 10 theatres and three parcels of land during the year ended December 31, 2003 compared to five theatres and two parcels of land during the year ended December 31, 2002.

     Operating Income. Operating income for the year ended December 31, 2003 decreased 0.1% to $71.7 million compared to $71.6 million for the year ended December 31, 2002. As a percentage of revenues, the operating income for the year ended December 31, 2003 was 14.5% compared to 14.1% for the year ended December 31, 2002.

     Interest expense. Interest expense for the year ended December 31, 2003 decreased 60.0% to $42.2 million from $105.5 million for the year ended December 31, 2002. The decrease is due to interest payments made on January 31, 2002 in conjunction with our emergence from Chapter 11.

     Reorganization costs Reorganization costs for 2003 consisted of a credit of $4.8 million as a result of changes in estimates on liabilities subject to compromise, partially offset by $0.7 million of professional and other expenses. We incurred reorganization costs of $20.5 million in 2002, including $8.0 million of professional fees and $8.9 million in non-cash transactions related to the extinguishment of pre-bankruptcy debt and other items totaling $3.6 million.

     Income tax expense (benefit). For the period ending December 31, 2004, the Company recognized an income tax expense of $18.2 million. Additionally, we will pay approximately $569 thousand in alternative minimum taxes for the year ended December 31, 2004. During the quarter ended December 31, 2003, we determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $78.4 million valuation allowance was released creating an income tax benefit for 2003. The positive evidence management considered included operating income for 2003 and 2002, our subsequent stock offering and refinancing, resulting in significant prospective interest expense reduction, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets. We recognized an income tax benefit of $73.5 million in 2003. The income tax benefit recorded in 2002 is the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. As is customary, the Internal Revenue Service reviews refunds of this size. This review was completed on November 25, 2003 with no adjustments made by the Internal Revenue Service. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes.

Liquidity and Capital Resources

General

     Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had working capital of $3.0 million as of December 31, 2004 compared to a working capital deficit of $22.1 million at December 31, 2003. The change in working capital is primarily due to our refinancing completed on February 4, 2004. See “Note 10- Debt” of the Notes to Consolidated Financial Statements.

     At December 31, 2004, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $56.9 million in cash and cash equivalents on hand. The material terms of our revolving credit facility are described below in “Material Credit Agreements and Covenant Compliance”.

     Net cash provided by operating activities was $59.4 million for the year ended December 31, 2004 compared to net cash provided by operating activities of $53.3 million for the year ended December 31, 2003. This change is due to increased profit from operations related primarily to lower interest expenses, offset by changes in accounts payable, payments to general unsecured creditors and other reorganization items. Net cash used in investing activities was $35.4 million for the year ended December 31, 2004 compared to net cash used in investing activities of $12.2 million for the year ended December 31, 2003 due to increased construction of new theatres. For the year ended December 31, 2004 net cash used in financing activities was $8.3 million compared to $53.3 million for the year ended December 31, 2003 due to our refinancing.

     Net cash provided by operating activities was $53.3 million for the year ended December 31, 2003 compared to net cash provided by operating activities of $16.3 million for the year ended December 31, 2002. This change is due to increased profit from operations related primarily to lower interest expenses, offset by changes in accounts payable, payments to general unsecured creditors and other reorganization items. Net cash used in investing activities was $12.2 million for the year ended December 31, 2003 compared to net cash used in investing activities of $14.6 million for the year ended December 31, 2002. For the year ended December 31, 2003 net cash used in financing activities was $53.3 million compared to $42.4 million for the year ended December 31, 2002.

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

     We plan to make the maximum capital expenditures allowed under the revolving credit facility for the foreseeable future. The revolving credit facility currently limits capital expenditures to $50 million annually, plus the carryover of any unused portion for the life of the facility. We anticipate we will add approximately 141 screens during the course of 2005 and close approximately 35 screens in older theatres where leases will not be renewed. The expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment and is not material to our operations.

     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreements will be adequate to meet our liquidity needs for the next twelve months. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under any of our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of the senior debt, to issue a payment blockage to the more junior debt. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under chapter 11 in August 2000, as described in “Our Reorganization.”

     We cannot make assurances that our business will continue to generate significant cash flow to fund our liquidity needs. We are dependent to a large degree on the public’s acceptance of the films released by the studios. We are also subject to a high degree of competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into technical default under our debt instruments as described below. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.

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

Revolving Credit Facility

     On February 4, 2004, we entered into a revolving credit facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and Wells Fargo Foothill, Inc. as administrative agent and collateral agent. The revolving credit facility provides for borrowings of up to $50.0 million. The interest rate for borrowings under the revolving credit facility is set from time to time at our option (subject to certain conditions set forth in the revolving credit facility) at either: (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25% per annum. The final maturity date of the facility is August 4, 2008.

     The revolving credit facility contains covenants which, among other things, limit our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments;

•	create liens on our assets;

•	make certain investments;

•	dispose of interests in our subsidiaries;

•	consolidate, merge, transfer or sell assets or acquire properties or businesses;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback or similar transaction involving any of our assets.

     Our revolving credit facility generally prohibits us from incurring additional indebtedness or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In particular, our revolving credit agreement generally prohibits us from incurring additional indebtedness other than purchase money debt or capital leases less than $10.0 million, acquired debt less than $10.0 million or subordinated debt or other unsecured debt less than $2.5 million, in each case subject to compliance with financial covenants.

     Subsequent to December 31, 2004, we executed Amendment No. 1 to our revolving credit facility. This amendment modified the definition of “Consolidated Capital Expenditures” and increased the amount allowable as capital expenditures from $35 million to $40 million for the year ended December 31, 2004 and $50 million annually, plus the carryover of any unused portion for the remaining life of the credit facility. Had we not negotiated this amendment we would have been in default under the maximum consolidated capital expenditures financial covenant for the year ended December 31, 2004.

     The revolving credit facility also contains financial covenants that require us to maintain specified ratios of consolidated total debt to adjusted EBITDA (no greater than 4.50 to 1.00) and adjusted EBITDA to consolidated cash interest expense (not less than 2.00 to 1.00). The terms governing each of these ratios are defined in the revolving credit facility.

     Borrowings under the revolving credit facility are pledged by first priority security interests in substantially all of our tangible and intangible assets, including the capital stock of our subsidiaries. All of our subsidiaries guaranteed our obligations under the revolving credit facility.

Term Loan Facility

     On February 4, 2004, we entered into a term loan facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and National City Bank as administrative agent and collateral agent. The term loan facility provides for borrowings of $100.0 million, which were drawn on the closing of the facility. The interest rate for the borrowings under the term loan facility is equal to, at our option, (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25% per annum. The final maturity date of the loan is February 4, 2009. Under the facility we are required to make annual principal amortization payments of $1.0 million or $250,000 per quarter.

The term loan facility contains certain negative covenants that, among other things, limit our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments;

•	create liens on our assets;

•	make certain investments;

•	dispose of interests in our subsidiaries;

•	consolidate, merge, transfer or sell assets or acquire properties or businesses;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback or similar transaction involving any of our assets.

     Under our term loan facility, we are generally permitted to incur additional debt so long as we maintain a ratio of adjusted EBITDA to consolidated fixed charges of greater than or equal to 2.00 to 1.00. Notwithstanding this limitation, we are also permitted to incur other indebtedness, including purchase money debt and capital leases less than $12.5 million, acquired debt of less than $12.5 million and other unsecured debt of up to $7.5 million.

     The lenders under the term loan facility have a second priority security interest in substantially all our tangible and intangible assets, including the capital stock of our subsidiaries. All of the security interests and liens that secure the term loan facility are junior and subordinate to the liens and security interests of the collateral agent under the revolving facility. Our subsidiaries guaranteed our obligations under the term loan facility.

     We may voluntarily pre-pay the term loan, in whole or in part, at (1) 103.0% of the amount repaid if such repayment occurs on or prior to the first anniversary of the closing of the term loan facility; (2) 102.0% of the amount repaid if such repayment occurs after the first anniversary but before the second anniversary; (3) 101.0% of the amount repaid if such repayment occurs after the second anniversary but before the third anniversary and (4) 100% of the amount repaid if such repayment occurs after the third anniversary.

     Upon a change in control, as defined in the term loan facility agreement, subject to certain exceptions, we are required to offer to repurchase from each lender all or any portion of each lender’s term loans at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

7.500% Senior Subordinated Notes

     On February 4, 2004, we completed an offering of $150.0 million in aggregate principal amount of 7.500% senior subordinated notes due February 15, 2014 to institutional investors.

     The indenture contains covenants, which, among other things, limit our ability, and that of our restricted subsidiaries, to:

•	make restricted payments;

•	create liens on our assets;

•	consolidate, merge or otherwise transfer or sell all or substantially all of our assets;

•	engage in certain sales of less than all or substantially all of our assets;

•	incur additional indebtedness;

•	issue certain types of stock; and

•	enter into transactions with affiliates.

     In addition, under the terms of the indenture governing the notes, we are prohibited from incurring any subordinated debt that is senior in any respect in right of payment to the notes. We completed an exchange of the notes for registered notes with the same terms in August, 2004.

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

     Our subsidiaries have guaranteed the notes and such guarantees are junior and subordinated to the subsidiary guarantees of our senior debt on the same basis as the notes are junior and subordinated to the senior debt. Interest at 7.500% per annum from the issue date to maturity is payable on the notes each February 15 and August 15. The notes are redeemable at our option under certain conditions.

     In conjunction with this refinancing, we wrote-off loan fees relating to the post-bankruptcy credit facilities of $1.8 million and paid pre-payment premiums to retire the 10 3/8% senior subordinated notes in the amount of $7.8 million.

Contractual Obligations

     As of December 31, 2004, our long-term debt obligations, obligations to general unsecured creditors pursuant to the plan of reorganization and future minimum payments under capital leases and operating leases with terms over one year and the agreement with our chief executive officer (except as indicated) were as follows:

	Payments Due by Period (in thousands)
	One Year			After 5
	or Less	2-3 Years	4-5 Years	Years	Total
Term loan credit agreement (1)	$1,000	$2,000	$96,000	$—	$99,000
Revolving credit agreement (2)	—	—	—	—	—
7.500% senior subordinated notes (3)	—	—	—	150,000	150,000
Long-term interest payments	17,061	33,947	28,600	46,046	125,654
General unsecured creditors	—	1,348	—	—	1,348
Industrial revenue bond	315	—	—	—	315
Long-term financing obligations (4)	5,328	10,656	10,656	57,758	84,398
Capital lease obligations	6,756	13,268	13,228	64,646	97,898
Operating leases (5)	40,304	74,915	68,971	306,352	490,542
Employment agreement with Chief Executive Officer (6)	850	921	—	—	1,771

Total contractual cash obligations	$71,614	$137,055	$217,455	$624,802	$1,050,926

(1)	The term loan has a maturity date of February 4, 2009.

(2)	The revolving credit agreement has a maturity date of August 4, 2008.

(3)	The maturity date for the 7.500% senior subordinated notes is February 15, 2014.

(4)	Long-term financing obligations excludes $19.0 million related to non-cash financing obligations offset by long-term financing assets.

(5)
Within the operating leases is a commitment to enter into a transaction that will be accounted for as a financing obligation in the amount of $6.3 million. The Company is required to make payments on this lease prior to the closing of the financing.

(6)
The employment agreement with our Chief Executive Officer provides for compensation of $850,000 per year for five years commencing January 31, 2002. The above table does not include bonus payments of up to 50% of his base salary if certain performance goals are achieved.

Off-Balance Sheet Arrangements

     As of December 31, 2004, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

Asset Impairments

     In 2004 and 2003, we identified impairments of asset values for certain theatres which we reflected as operating expenses in our consolidated financial statements. Based on our analysis, no such charges were required in 2002.

     The table below sets out certain information concerning these impairments:

in millions( except number of theatres and screens)	2004	2003
Annual impairment charge included in operations	$0.9	$1.1

Reduction in carrying values	4.0	3.0
Reduction in accumulated depreciation and amortization expenses	$(3.1)	$(1.9)
Number of theatres affected	9	4
Number of screens affected	30	27

     The impairment charges in 2004 and 2003 were primarily caused by reductions in estimated theatre cash flows due to the impact of new or increased competition on certain older, auditorium-style theatres, negative evaluation of the operating results produced from theatres previously converted to discount theatres, or our inability to improve a marginal theatre’s operating results to a level that would support the carrying value of the long-lived assets.

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

     We compute depreciation on a straight-line basis as follows:

Building and improvements	20-30 years
Leasehold improvements*	15-30 years
Leasehold interests*	15-30 years
Capital leases*	15-30 years
Long-term financing assets	30 years
Equipment	5-15 years

*	Number of years is based on the terms of the applicable lease

Impairment of Long-lived Assets, Including Goodwill

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as a purchase. The provisions of SFAS 142, “Goodwill and Other Intangible Assets,” were adopted on January 1, 2002. The provisions prohibit the amortization of goodwill and indefinite-lived intangible assets and require that these assets be tested periodically for impairment at least annually. We consider all of our consolidated operations to be our reporting unit for SFAS 142 purposes. The Company tests goodwill for impairment during the fourth quarter of its fiscal year (or on an interim basis should an event occur that may reduce the fair value of the reporting unit below its carrying value). As of December 31, 2004 and 2003, our financial statements included acquisition related goodwill of $23.4 million, net of previous amortization.

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

     See “Asset Impairments” above for additional information regarding the effects on the 2004 and 2003 consolidated financial statements.

Bankruptcy Matters

     As debtors-in-possession, we had the right, subject to bankruptcy court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during our reorganization. Any damages resulting from rejection of executory contracts or unexpired leases were treated as general unsecured claims in our reorganization. During our reorganization, we received approval from the bankruptcy court to reject theatre leases on 136 of our theatre locations. We estimate that our aggregate liability at December 31, 2004 for general unsecured creditors is approximately $1.3 million, which includes our estimated liability for damages resulting from the rejection of executory contracts and unexpired leases which we have not already paid. As of December 31, 2004, total accrued interest on those claims was $338,000. All of these claims are disputed. As such, we cannot presently determine with certainty the ultimate liability that may result; however, the bankruptcy court still maintains jurisdiction over certain matters related to the implementation of the plan of reorganization, including the unresolved disputed claims. We have made our best estimate of such liability given the facts available at this time. If we are unable to resolve these claims with the unsecured creditors we may petition the bankruptcy court to resolve them. On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

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

Financing Obligations

     The Company is considered the owner of certain assets during construction under the provisions of Emerging Issues Task Force No. 97-10, as we pay directly for a substantial portion of the construction costs. Once construction is completed, we consider the requirements under Financial Accounting Standards No. 98 for sale treatment, and if the arrangement does not meet such requirements, we record the reimbursement of some of the construction costs from the landlord as a financing obligation. The obligation is amortized over the lease term based on the rent payments designated in the contract.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the SFAS No. 109, the liability method is used in accounting for income taxes.

     In 2000, we established a valuation allowance in accordance with the provisions of Statement of SFAS No. 109, “Accounting for Income Taxes”. We periodically review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2003, we determined that it is more likely than not that the deferred tax assets will be realized in the future. Accordingly, the valuation of approximately $78.4 million was released and a deferred tax asset of $72.0 million was recognized. If our profitability significantly decreases it could negatively impact our ability to utilize the deferred tax asset.

   Impact of Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement of Financial Accounting Standards No. 123, “Accounting for stock-based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, FAS 123(R) supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”).

     SFAS 123(R) requires companies to use fair value to measure stock-based compensation awards and cease using the “intrinsic value” method of accounting, which APB No. 25 allowed, and resulted in no expense for many awards of stock options where the exercise price of the option equaled the price of the underlying stock at grant date. The fair value of the award is not remeasured after its initial estimation on the grant date (except under specific circumstances).

     SFAS 123(R) must be adopted no later than for periods beginning after June 15, 2005. Based on our valuation under the Black-Scholes option valuation model, presently used by the Company and still appropriate under SFAS 123(R), the Company estimates additional deferred compensation expense from adoption to be approximately $1.0 million for the years ended December 31, 2005 and 2006. The Company will evaluate other valuation methods, prior to implementation, to determine the most accurate for the Company.

Recent Developments

     None

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit facility and our five-year term loan credit facility are based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our $100 million term loan credit agreement, $1 million on an annual basis. If our $50 million revolving credit agreement was fully drawn a 1% increase in interest rates would increase interest expense $500,000 on an annual basis. The interest rate on our 7.500% senior subordinated notes is fixed and changes in interest rates will have no effect on annual interest expense.

     A substantial number of our theatre leases have increases contingent on Consumer Price Index (“CPI”) changes. A 1.0% change in CPI would not have a material effect on rent expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements for the year ended December 31, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Carmike Cinemas, Inc. :

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2005

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Carmike Cinemas, Inc.

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of Carmike Cinemas, Inc. and subsidiaries for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Carmike Cinemas, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company ceased amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Ernst & Young LLP

Atlanta, Georgia

March 3, 2003 except for
the restatement for lease accounting as described
in the Company’s Form 10-K/A filed on December 6, 2004,
as to which date is December 6, 2004

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$56,944	$41,236
Accounts and notes receivable	1,464	2,061
Inventories	1,459	1,577
Prepaid expenses	6,252	6,956

Total current assets	66,119	51,830
Other assets:
Investment in and advances to partnerships	2,092	6,952
Deferred income tax asset	54,414	72,036
Assets held for sale	6,534	8,932
Other	21,027	11,189

Total other assets	84,067	99,109
Property and equipment:
Land	47,639	44,561
Construction in progress	19,696	8,362
Building and improvements	149,503	143,924
Leasehold improvements	215,263	214,251
Leasehold interest	5,531	5,841
Capital leases and long-term financing assets	72,841	66,641
Equipment	198,092	185,413

Total property and equipment	708,565	668,993
Accumulated depreciation	(238,437)	(208,670)

Property and equipment, net of accumulated depreciation	470,128	460,323
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$643,668	$634,616

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$22,710	$27,362
Dividends payable	2,128	—
Accrued expenses	35,582	44,413
Current maturities of long-term indebtedness, capital leases and long-term financing obligations	2,872	2,162

Total current liabilities	63,292	73,937
Long-term liabilities:
Long-term debt, less current maturities	248,000	323,050
Capital lease and long-term financing obligations, less current maturities	72,530	67,889
Long-term trade payables, less current maturities	—	7,988

	320,530	398,927
Liabilities Subject to Compromise	1,348	21,521
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 12,162,622 shares and 9,148,012 shares at December 31, 2004 and 2003, respectively.	365	275
Paid-in capital	308,990	214,270
Accumulated deficit	(50,857)	(74,314)

	258,498	140,231

Total liabilities and stockholders’ equity	$643,668	$634,616

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Admissions	$331,479	$332,070	$342,839
Concessions and other	162,996	161,015	163,668

	494,475	493,085	506,507
Costs and expenses:
Film exhibition costs	174,473	180,403	189,265
Concession costs	16,881	17,985	19,233
Other theatre operating costs	179,127	176,781	178,376
General and administrative expenses	19,302	15,335	14,983
Depreciation expenses	33,801	32,764	33,738
Gain on sales of property and equipment	(1,051)	(3,023)	(681)
Impairment charge of long-lived assets	892	1,148	—

	423,425	421,393	434,914

Operating income	71,050	71,692	71,593
Interest expense (Contractual interest was $50,215 for the year ended December 31, 2002)	26,104	42,874	105,520
Loss on extinguishment of debt	9,313	—	—

Income (loss) before reorganization costs and income taxes	35,633	28,818	(33,927)
Reorganization costs (benefits)	(12,397)	(4,109)	20,547

Income (loss) before income taxes	48,030	32,927	(54,474)
Income tax expense (benefit)	18,191	(73,463)	(14,706)

Net income (loss) available for common stockholders	$29,839	$106,390	$(39,768)

Weighted average shares outstanding:
Basic	11,704	8,991	9,195
Diluted	12,480	9,448	9,195

Income (loss) per common share:
Basic	$2.55	$11.83	$(4.32)
Diluted	$2.39	$11.26	$(4.32)

Dividends declared	$.53	$—	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$29,839	$106,390	$(39,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,801	32,764	33,738
Interest expense	1,693	668	—
Impairment charge	892	1,148	—
Deferred income taxes	17,592	(73,963)	—
Non-cash deferred compensation	5,757	6,023	3,614
Non-cash reorganization items	(12,552)	(5,940)	13,528
Gain on sales of property and equipment	(1,051)	(3,023)	(681)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	715	(111)	(427)
Prepaid expenses and other assets	(11,720)	(6,043)	9,697
Accounts payable	(4,760)	(4,584)	5,420
Accrued expenses and other liabilities	(809)	(66)	(8,849)

Net cash provided by operating activities	59,397	53,263	16,272
Investing activities
Purchases of property and equipment	(38,644)	(18,928)	(18,068)
Proceeds from sale of property and equipment	4,577	6,722	3,475
Acquisition of partnership	(1,333)	—	—

Net cash used in investing activities	(35,400)	(12,206)	(14,593)
Financing activities
Consolidated Debt:
Additional borrowing, net of debt issuance costs	250,263	—	21,705
Repayments of long-term debt (including prepayment penalties)	(341,894)	(50,754)	(64,061)
Repayments of capital lease and long-term financing obligations	(1,455)	(1,395)	(1,470)
Prepaid financing costs	—	(1,163)	(1,163)
Issuance of common stock	89,052	—	—
Dividends paid	(4,255)	—	—
Proceeds from long-term financing obligations	—	—	2,614

Net cash used in financing activities	(8,289)	(53,312)	(42,375)

Increase (decrease) in cash and cash equivalents	15,708	(12,255)	(40,696)
Cash and cash equivalents at beginning of year	41,236	53,491	94,187

Cash and cash equivalents at end of year	$56,944	$41,236	$53,491

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

Series A Cumulative
	Convertible Exchangeable		Class A common
	Preferred stock		stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2002	550	550	10,018	301
Emergence from bankruptcy	(550)	(550)	(10,018)	(301)
Net loss	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2002	—	—	—	—
Net income	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2003	—	—	—	—
Stock issuance	—	—	—	—
Net income	—	—	—	—
Dividends declared	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2004	—	$—	—	$—

See accompanying notes.

Class B common stock		Treasury stock		New common stock			Retained Earnings	Total
Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital
1,371	41	(45)	(441)	—	—	158,771	(140,936)	18,286
(1,371)	(41)	45	441	8,991	270	45,866	—	45,685
—	—	—	—	—	—	—	(39,768)	(39,768)
—	—	—	—	97	3	3,612	—	3,615

—	—	—	—	9,088	273	208,249	(180,704)	27,818
—	—	—	—	—	—	—	106,390	106,390
—	—	—	—	60	2	6,021	—	6,023

—	—	—	—	9,148	275	214,270	(74,314)	140,231
—	—	—	—	3,015	90	88,963	—	89,053
—	—	—	—	—	—	—	29,839	29,839
—	—	—	—	—	—	—	(6,382)	(6,382)
—	—	—	—	—	—	5,757	—	5,757

—	$—	—	$—	12,163	$365	$308,990	$(50,857)	$258,498

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
December 31, 2004

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On August 8, 2000 (the “Petition Date”), Carmike and its subsidiaries, Eastwynn Theatres, Inc. (“Eastwynn”), Wooden Nickel Pub, Inc. (“Wooden Nickel”) and Military Services, Inc. (“Military Services”) (collectively “the Company”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statements of Operations. Carmike’s plan of reorganization was approved on January 4, 2002 and became effective on January 31, 2002.

On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

Description of Business

The primary business of the Company is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. The Company considers itself to be in a single segment. Substantially all revenues are received in cash and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 86.3%, 99.8% and 97.7% of the Company’s admission revenues in 2004, 2003 and 2002, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and such difference could be material. Management’s most significant estimates are insurance reserves, bonus accruals, impairments, property and income taxes and liabilities subject to compromise.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits. Deposits with banks are federally insured in limited amounts.

Debt Issuance Costs

Upon emergence from Chapter 11, all of the debt issuance costs relating to the pre-petition debt were written off to reorganization costs. The debt issuance costs relating to the new debt were capitalized and are being amortized to interest expense over the term of the related debt.

Inventories

Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.

Investments in Unconsolidated Affiliates

Our investments in privately held entities are accounted for under either the equity or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. We regularly review our investments for impairment issues and propriety of current accounting treatment. The primary method we use to determine whether or not impairment exists is to compare the valuation of our investment with the underlying value of the entity in which we have an investment. We can determine the underlying value of the entity based on a number of factors, including the execution of business strategy and the steps that it has and is taking in the execution of that strategy, and the entity’s subsequent financing activity. If we determine that impairment exists, we would recognize the loss in other income (expense) in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Building and improvements	20-30 years
Leasehold improvements*	15-30 years
Leasehold interests*	15-30 years
Capital leases*	15-30 years
Long-term financing assets	30 years
Equipment	5-15 years

*	Number of years is based on the term of the applicable lease

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $33.8 million, $33.4 million and $33.7 million, respectively.

Goodwill

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as a purchase. The provisions of SFAS 142, “Goodwill and Other Intangible Assets,” were adopted on January 1, 2002. The provisions prohibit the amortization of goodwill and indefinite-lived intangible assets and require that these assets be tested periodically for impairment at least annually. We consider all of our consolidated operations to be our reporting unit for SFAS 142 purposes. The Company tests goodwill for impairment during the fourth quarter of its fiscal year (or on an interim basis should an event occur that may reduce the fair value of the reporting unit below its carrying value.). As of December 31, 2004 and 2003, our financial statements included acquisition- related goodwill of $23.4 million, net of previous amortization.

Assets Held for Sale

     Certain assets have been identified for disposition, a portion of which is undeveloped land. The value of these assets are reported in the assets held for sale pending the completion of their sale and are held at the lower of their carrying amount or fair value less costs to sell. The carrying value of these assets are reviewed annually as to relative market conditions and are used in accordance with SFAS No. 144. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.

Deferred Revenue

     The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognized admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize unredeemed gift cards and other advanced sale-type certificates upon expiration.

Impairment of Property and Equipment

     The Company accounts for its property and equipment in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company annually reviews and monitors its internal management reports and the competition in its markets for indicators of impairment.

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

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. For the year ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $73.5 million.

Advertising

The company expenses advertising costs when incurred. Advertising expense represents less than two percent of our operating expenses each year.

Stock Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for financial statements of the Company for fiscal years ending 2002 and for interim periods beginning on January 1, 2003.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for stock Issued to Employees (“APB No. 25”). Reflected in the 2004, 2003 and 2002 Statement of Operations is $5.8, $6.0 and $3.6 million, respectively, of stock-based employee compensation cost related to the stock grants ($3.2, $3.2 and $2.9 million, respectively, from fixed accounting and $2.6, $2.8 and $.07 million, respectively, from variable accounting.)

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

	2004	2003	2002
Expected life (years)	9.0	9.0	9.0
Risk-free interest rate	4.34%	4.34%	4.19%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.40	0.40	0.40

The estimated fair value of the options granted during 2003 was $12.12 per share. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic income (loss) per share would have increased (decreased) to the following amounts (in thousands, except share data):

	2004	2003	2002
Net income (loss):
As reported	$29,839	$106,390	$(39,768)
Plus: expense recorded on deferred stock compensation, net of related tax effects	3,598	3,764	2,304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,748)	(2,983)	(2,720)

Pro forma — for SFAS No. 123	$29,689	$107,171	$(40,184)

Basic net earnings (loss) per share:
As reported	$2.55	$11.83	$(4.32)
Pro forma — for SFAS No. 123	$2.53	$11.92	$(4.37)

Diluted net earnings (loss) per share:
As reported	$2.39	$11.26	$(4.32)
Pro forma — for SFAS No. 123	$2.38	$11.34	$(4.37)

Earnings Per Share

Earnings per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period. Stock grants to acquire shares of common stock under the 2002 Stock Plan were not included in 2002 as their effect would be antidilutive. The number of antidilutive shares were 180,000 and 152,000 for years 2003 and 2002, respectively. There were no antidilutively shares in 2004.

	For Year Ended December 31,
(in 000’s except per share data)	2004	2003	2002
Weighted average shares outstanding	11,863	9,150	9,292
Less restrictive stock issued	(159)	(159)	(97)

	11,704	8,991	9,195

Dilutive Shares:
Restricted stock	139	66	—
Stock grants	594	378	—
Stock options	43	13	—

	12,480	9,448	9,195

Earnings per share:
Basic	$2.55	$11.83	$(4.32)
Diluted	$2.39	$11.26	$(4.32)

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

Financing Obligations

     The Company is considered the owner of certain assets during construction under the provisions of EITF 97-10, as we pay directly for a substantial portion of the construction costs. Once construction is completed, we consider the requirements under SFAS 98 for sale treatment, and if the arrangement does not meet such requirements, we record the reimbursement of some of the construction costs from the landlord as a financing obligation. The obligation is amortized over the lease term based on the rent payments designated in the contract.

Derivatives

     The Company recognizes all derivative financial instruments, such as interest rate swap contracts, in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments are either periodically recorded in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. If an interest rate swap agreement is terminated, any resulting gain or loss would be deferred and amortized to interest expense over the remaining life of the hedged debt instrument. In the event of early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized to income coincident with the extinguishment. As of December 31, 2004 the Company had no derivative financial instruments.

Benefit Plans

     The Company has a non-qualified deferred compensation plan for certain of its executive officers. Under this plan, the Company contributes ten percent of the employee’s taxable compensation to a secular trust designated for the employee. The Company also has a benefit plan for certain non-executive employees, of which contributions to the plans are at the discretion of the Company’s executive management. Contributions related to these plans are not material to the Company’s results of operations.

Reclassifications

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) , “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement of Financial Accounting Standards No. 123, “Accounting for stock-based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, SFAS 123(R) supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”).

     SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting., which APB No. 25 allowed, and resulted in no expense for many awards of stock options where the exercise price of the option equaled the price of the underlying stock at grant date. The fair value of the award is not remeasured after its initial estimation on the grant date (except under specific circumstances).

     SFAS 123(R) must be adopted no later than for periods beginning after June 15, 2005. Based on our valuation under the Black-Scholes option valuation model, presently used by the Company and still appropriate under SFAS 123(R), the Company estimates additional deferred compensation expense from adoption to be approximately $1.0 million for the years ended December 31, 2005 and 2006. The Company will evaluate other valuation methods, prior to implementation, to determine the most accurate for the Company.

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

     Additionally, after the Petition Date, the Company could not declare dividends for its Preferred stock. Preferred stock dividends of $7.0 million and $2.3 million were in arrears at December 31, 2001 and 2000. The terms of the Preferred stock agreement provided, with respect to dividend arrearages, that the dividend accrual rate increases to 8.5%. In view of the Company having ceased making scheduled dividend payments on the Preferred stock after the Petition Date, the holders of the Preferred stock designated two additional directors to the Company’s Board of Directors. Also, during the Chapter 11 Cases, the Company reached an agreement to restructure its master lease facility with MoviePlex Realty Leasing, L.L.C. (“MoviePlex”) and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the “ Master Lease”). Under the Master Lease, Carmike entered into a 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The original MoviePlex Lease was terminated and prepetition defaults of $493,680 under the original MoviePlex Lease were paid. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.

     All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the Master Lease bear interest from the date which is five days from the date the amounts were due until paid by Carmike at the rate of 2% above the published prime rate of Wachovia Bank, N.A. Under the Master Lease, Carmike pays all real estate taxes with respect to the leased premises.

     When the plan of reorganization became effective on January 31, 2002, Carmike filed with the Secretary of State for the State of Delaware the Amended and Restated Certificate of Incorporation, which cancelled all then existing Class A and Class B common stock and preferred stock of the Company and established authorized capital stock of twenty million (20,000,000) shares of reorganized Carmike common stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Carmike Preferred stock, par value $1.00 per share. The Company currently at December 31, 2004 had 12,162,622 shares of reorganized Carmike common stock outstanding.

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

•
Carmike reserved one million (1,000,000) shares of the reorganized Carmike common stock for issuance under the 2002 stock Plan. Under the 2002 stock Plan, 780,000 have been authorized for issuance to Michael W. Patrick pursuant to his employment agreement and 220,000 shares have been authorized for issuance to seven other members of senior management.

•
The holders of Bank Claims in the Chapter 11 Cases received Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Reorganization Date. “Bank Claims” consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. “Bank Debt” consisted of borrowings of approximately $254 million and bears interest, at the greater of: (a) at the option of Carmike, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; or (b) 7.75% per annum.

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

•
General unsecured creditors will receive payments in the aggregate of approximately $53.8 million with an annual interest rate of 9.4% in resolution of their allowed claims in Carmike’s reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $1.3 million are disputed as of December 31, 2004. As such, the Company’s ultimate liability for these claims is uncertain and is subject to bankruptcy court resolution. The Company has paid, adjusted by stipulation or changed estimates, as of December 31, 2004, approximately $52.5 million of these claims. Changes in estimates are the result of ongoing negotiations with creditors.

     On the effective date of the reorganization, the Company entered into a term loan credit agreement (the “Post-Bankruptcy Credit Agreement”), which governed the terms of the post-bankruptcy Bank Debt. The Company’s subsidiaries guaranteed the Company’s obligations under the Post-Bankruptcy Credit Agreement. The lenders under the Post-Bankruptcy Credit Agreement had (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of the Company and its subsidiaries; (ii) a second priority, perfected security interest in the equity interests of Company subsidiaries or 50% owned entities; and (iii) a second priority, security interest in substantially all personal property and specified small receivables owned by the Company and its subsidiaries. All of the security interests and liens that secured the post-bankruptcy Bank Debt under the Post-Bankruptcy Credit Agreement were junior and subordinate to the liens and security interests of the collateral agent under the Post-Bankruptcy Revolving Credit Agreement.

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

Reorganization costs for the periods ended December 31, 2004, 2003 and 2002, respectively, are as follows (in thousands):

	December 31,
	2004	2003	2002
Write-off of origination fees	$—	$—	$8,994
Professional fees	30	282	8,049
Gains on sale of assets	—	—	(15)
Interest income	—	—	(92)
Theatre disposition expenses	—	—	592
Change in estimates on claims	(12,552)	(4,754)	—
Other	125	363	3,019

Total reorganization costs	$(12,397)	$(4,109)	$20,547

Cash used in reorganization activities for 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Professional fees	$(30)	$(282)	$(8,773)
Retention payments	—	—	(283)
Proceeds from sale of assets	—	—	15
Payment of pre-petition liabilities	(9,300)	(11,885)	(8,528)
Interest income	—	—	107
Other	(125)	—	(1,486)

	$(9,455)	$(12,167)	$(18,948)

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

A summary of the principal categories of claims classified as Liabilities Subject to Compromise at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Disputed unsecured claims	$1,348	$20,424
Disputed priority claims	—	1,097

	$1,348	$21,521

NOTE 4 — IMPAIRMENT OF PROPERTY AND EQUIPMENT

     The impairment charges of $0.9 million and $1.1 million in 2004 and 2003, respectively, were primarily attributable to changes in competition in some of our markets. These changes caused a decrease in profitability in nine and four theatres, which operate 30 and 27 screens, respectively, to a point below the carrying value of the long-lived assets. There was no impairment of long-lived assets during the year ended December 31, 2002.

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company purchased the remaining equity interest in its unconsolidated affiliates located in South Carolina. The purchase of this equity was approximately $3.5 million in cash and assumed liabilities and as of the year ended December 31, 2004 has consolidated all affiliates.

     The Company has a 50% equity interest in a partnership that operates two theatres in Mason City, Iowa, which is not consolidated into our statement of operations.

NOTE 6 — OTHER ASSETS

Other assets are as follows:

	December 31,
	2004	2003
Loan/lease origination fees	$17,298	$7,723
Deposits and binders	3,689	3,440
Other	40	26

	$21,027	$11,189

NOTE 7 — PROPERTY AND EQUIPMENT

The Company did not obtain any property or equipment under capital leases during 2004 or 2003. The Company recorded one long-term financing arrangement totalling $6.2 million in 2004 and two long-term financing arrangements for $4.6 million in 2003.

The following amounts related to capital lease and long-term financing assets are included in property and equipment (in thousands):

	December 31,
	2004	2003
Buildings and improvements	$72,841	$66,641
Less accumulated amortization	(16,506)	(14,079)

	$56,335	$52,562

NOTE 8 — CAPITALIZED INTEREST AND CASH PAID FOR INTEREST

The Company capitalized interest in connection with its construction of long-lived assets. Interest incurred and interest capitalized are as follows (in thousands):

	Interest	Interest	Interest
Years ended December 31,	Expensed	Paid	Capitalized

2004	$24,411	$28,874	$1,051
2003	42,206	43,944	697
2002	105,520	107,158	292

NOTE 9 — ACCRUED EXPENSES

Accrued expenses include the following (in thousands):

	December 31,
	2004	2003
Deferred revenues	$5,999	$8,682
Deferred and other accrued rents	7,659	8,891
Property taxes	5,695	5,596
Accrued interest	4,904	10,403
Accrued salaries	4,781	4,117
Sales tax	2,944	2,867
Other accruals	3,600	3,857

	$35,582	$44,413

NOTE 10 — DEBT

Debt consisted of the following (in thousands):

	December 31,
	2004	2003
Revolving credit facility	$—	$—
Post-bankruptcy term loan	—	168,735
New term loan	99,000	—
10.375% senior subordinated notes	—	154,315
7.500% senior subordinated notes	150,000	—
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5 3/4% to 7%	315	707

	249,315	323,757
Current maturities	(1,315)	(707)

	$248,000	$323,050

2004 Financing Transactions

Revolving Credit Facility

     On February 4, 2004, we entered into a revolving credit facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and Wells Fargo Foothill, Inc. as administrative agent and collateral agent. The revolving credit facility provides for borrowings of up to $50.0 million. The interest rate for borrowings under the revolving credit facility is set from time to time at our option (subject to certain conditions set forth in the revolving credit facility) at either: (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25% per annum. The final maturity date of the facility is August 4, 2008.

     The revolving credit facility contains covenants which, among other things, limit our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments;

•	create liens on our assets;

•	make certain investments;

•	dispose of interests in our subsidiaries;

•	consolidate, merge, transfer or sell assets or acquire properties or businesses;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback or similar transaction involving any of our assets.

     Our revolving credit facility generally prohibits us from incurring additional indebtedness or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In particular, our revolving credit agreement generally prohibits us from incurring additional indebtedness other than purchase money debt or capital leases less than $10.0 million, acquired debt less than $10.0 million or subordinated debt or other unsecured debt less than $2.5 million, in each case subject to compliance with financial covenants.

     Subsequent to December 31, 2004, we executed Amendment No. 1 to our revolving credit facility. This amendment modified the definition of “Consolidated Capital Expenditures” and increased the amount allowable as capital expenditures from $35 million to $40 million for the year ended December 31, 2004 and $50 million annually, plus the carryover of any unused portion for the remaining life of the credit facility. Had we not negotiated this amendment we would have been in default under the maximum consolidated capital expenditures financial covenant for the year ended December 31, 2004.

     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the revolving credit facility, in which case, the agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility with respect to additional advances and may declare all or any portion of the obligations due and payable. Other events of default under the revolving credit facility include:

     • our failure to pay principal or interest on the loans when due and payable, or our failure to pay certain expenses;

     • the occurrence of a change of control, as defined in the agreement; or

     • a breach or default by us or our subsidiaries under the term loan facility, the indenture relating to the 7.500% senior subordinated notes or other debt exceeding $2.5 million in any single case, or $5.0 million in the aggregate.

Borrowings under the revolving credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets, including the capital stock of our subsidiaries. All of our subsidiaries guaranteed our obligations under the revolving credit facility.

Term Loan Facility

     On February 4, 2004, we entered into a term loan facility with Goldman Sachs Credit Partners L.P. as sole lead arranger, sole book runner and sole syndication agent and National City Bank as administrative agent and collateral agent. The term loan facility provides for borrowings of $100.0 million, which were drawn on the closing of the facility. The interest rate for the borrowings under the term loan facility is equal to, at our option, (1) a specified base rate plus 2.25% or (2) LIBOR plus 3.25% per annum. The final maturity date of the loan is February 4, 2009. Under the facility we are required to make principal amortization payments of $250,000 per quarter.

The term loan facility contains certain negative covenants that, among other things, limit our ability, and that of our restricted subsidiaries, to:

     • pay dividends or make any other restricted payments;

     • create liens on our assets;

     • make certain investments;

     • dispose of interests in our subsidiaries;

     • consolidate, merge, transfer or sell assets or acquire properties or businesses;

     • enter into transactions with our affiliates; and

     • engage in any sale-leaseback or similar transaction involving any of our assets.

     Under our term loan facility, we are generally permitted to incur additional debt so long as we maintain a ratio of adjusted EBITDA to consolidated fixed charges of greater than or equal to 2.00 to 1.00. Notwithstanding this limitation, we are also permitted to incur other indebtedness, including purchase money debt and capital leases less than $12.5 million, acquired debt of less than $12.5 million and other unsecured debt of up to $7.5 million.

     The lenders under the term loan facility have a second priority security interest in substantially all our tangible and intangible assets, including the capital stock of our subsidiaries. All of the security interests and liens that secure the term loan facility are junior and subordinate to the liens and security interests of the collateral agent under the revolving facility. Our subsidiaries guaranteed our obligations under the term loan facility.

     We may voluntarily pre-pay the term loan, in whole or in part, at (1) 103.0% of the amount repaid if such repayment occurs on or prior to the first anniversary of the closing of the term loan facility; (2) 102.0% of the amount repaid if such repayment occurs after the first anniversary but before the second anniversary; (3) 101.0% of the amount repaid if such repayment occurs after the second anniversary but before the third anniversary and (4) 100% of the amount repaid if such repayment occurs after the third anniversary.

     Upon a change in control, as defined in the term loan facility agreement, subject to certain exceptions, we are required to offer to repurchase from each lender all or any portion of each lender’s term loans at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

7.500% Senior Subordinated Notes

     On February 4, 2004, we completed an offering of $150.0 million in aggregate principal amount of 7.500% senior subordinated notes due February 15, 2014 to institutional investors.

     The indenture contains covenants, which, among other things, limit our ability, and that of our restricted subsidiaries, to:

     • make restricted payments;

     • create liens on our assets;

     • consolidate, merge or otherwise transfer or sell all or substantially all of our assets;

     • engage in certain sales of less than all or substantially all of our assets;

     • incur additional indebtedness;

     • issue certain types of stock; and

     • enter into transactions with affiliates.

In addition, under the terms of the indenture governing the notes, we are prohibited from incurring any subordinated debt that is senior in any respect in right of payment to the notes. We completed an exchange of the notes for registered notes with the same terms in August, 2004.

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

     Our subsidiaries have guaranteed the notes and such guarantees are junior and subordinated to the subsidiary guarantees of our senior debt on the same basis as the notes are junior and subordinated to the senior debt. Interest at 7.500% per annum from the issue date to maturity is payable on the notes each February 15 and August 15. The notes are redeemable at our option under certain conditions.

     In conjunction with this refinancing, we wrote-off loan fees relating to the post-bankruptcy credit facilities of $1.8 million and paid pre-payment premiums to retire the 10 3/8% senior subordinated notes in the amount of $7.8 million.

Our long-term debt obligations and obligations to general unsecured creditors pursuant to the plan of reorganization were as follows:

						After 5
	One Year	2 Years	3 Years	4 Years	5 Years	Years	Total

Term loan credit agreement (1)	$1,000	$1,000	$1,000	$1,000	$95,000	$—	$99,000
Revolving credit agreement (2)	—	—	—	—	—	—	—
7.500% senior subordinated notes (3)	—	—	—	—	—	150,000	150,000
General unsecured creditors	—	—	1,348	—	—	—	1,348
Industrial revenue bond	315	—	—	—	—	—	315

Total contractual cash obligations	$1,315	$1,000	$2,348	$1,000	$95,000	$150,000	$250,663

Payments are reflected in accordance with SFAS No. 6 as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources under the section “General.”

(1)	The term loan has a maturity date of February 4, 2009.

(2)	The revolving credit agreement has a maturity date of August 4, 2008.

(3)	The maturity date for the 7.500% senior subordinated notes is February 15, 2014.

The Company has evaluated the market value of its fixed-interest debt as of December 31, 2004, and reflects its value at cost. The fair value was approximately $152.3 million as of December 31, 2004.

NOTE 11 — INCOME TAXES

     As of December 31, 2004 and 2003, the Company had net deferred tax assets of approximately $54.4 million and $72.0 million, respectively. The net deferred tax asset as of December 31, 2002 was fully offset by a valuation allowance of $78.4 million. For the period ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $73.5 million. The positive evidence management considered included operating income for 2002 and 2003, its subsequent stock offering and refinancing resulting in significant prospective interest expense reduction and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

The income tax benefit recorded in 2002 was the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. For the years ended December 31, 2004 and 2003, the Company’s alternative minimum tax provision was $569,000 and $500,000, respectively.

The provision for income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2004	2003	2002
Current:
Federal	$569	$500	$(14,706)
State	—	—	—
Deferred:
Federal	16,419	(69,032)	—
State	1,173	(4,931)	—

Total provision	$18,161	$(73,463)	$(14,706)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons (in thousands):

	December 31,
	2004	2003	2002
Pre-tax book income (loss)	$48,030	$32,927	$(54,474)

Federal tax expense (benefit)	16,811	11,524	(18,521)
State tax expense (benefit)	1,201	824	(1,198)
Permanent items	149	(4,556)	2,972
Other	—	(2,869)	(21)
Change in Valuation Allowance	—	(78,386)	2,062

Total tax expense (benefit)	$18,161	$(73,463)	$(14,706)

Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2004	2003
Alternative minimum tax credit carryforwards	$838	$500
Net operating loss carryforwards	31,773	37,139
Tax basis of property, equipment and intangible assets over book basis	11,497	18,908
Deferred compensation	5,773	3,627
Deferred rent	1,674	1,557
Disputed claims	506	8,070
Other	1,232	1,232
Compensation accruals	1,121	1,003

Net deferred tax asset/(liability)	$54,414	$72,036

During 2004, the Company utilized net operating losses of approximately $28.5 million, respectively and has $84.7 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

NOTE 12 — STOCKHOLDERS’ EQUITY

     At December 31, 2001, the Company’s authorized capital consisted of 22.5 million shares of Class A common stock, $.03 par value, 5 million shares of Class B common stock, $.03 par value, and one million shares of Series A preferred stock, $1.00 par value. Each share of Class A common stock entitled the holder to one vote per share, whereas a share of Class B common stock entitled the holder to ten votes per share. Each share of Class B common stock was entitled to cash dividends, when declared, in an amount equal to 85% of the cash dividends payable on each share of Class A common stock. Class B common stock was convertible at any time by the holder into an equal number of shares of Class A common stock.

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

Upon emergence from Chapter 11 on January 31, 2002, both Class A and Class B common stock, as well as the Series A preferred stock, were cancelled and shares of common stock were issued. The common stock, $0.03 par value, consists of 20 million authorized shares, of which approximately 9 million were outstanding as of December 31, 2003. Of the 20 million authorized shares, one million shares were reserved for issuance under the 2002 Stock Plan.

Additionally, the Company has new preferred stock, $1.00 par value, with one million authorized shares, of which no shares were outstanding as of December 31, 2004.

The Company had shares of Class A common stock in 2001 and has shares of common stock in 2002 and 2003 reserved for future issuance as follows (in thousands):

	December 31,
	2004	2003	2002
2002 Stock Plan	829	841	903
Directors Incentive Plan	60	60	65
Employee Incentive Plan	170	170	500

	1,059	1,071	1,468

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

     Pursuant to an agreement with the former employee, the Company will deliver to the former employee the 17,000 shares earned in connection with his performance in 2002. These 17,000 shares vested on January 31, 2005. Of the 220,000 shares granted to members of senior management, 69,250 shares were earned for the year ended December 31, 2002 and 14,250 shares were forfeited. However, the Compensation Committee (currently named the Compensation and Nominating Committee) approved two additional grants of 5,500 shares to two members of senior management on March 7, 2003, which shares are deemed to be earned and subject only to vesting requirements. For the year ended December 31, 2003, 62,980 shares were earned and 15,520 shares were forfeited. On May 21, 2004, the Compensation, Nominating and Corporate Governance Committee approved one additional grant of 1,130 shares, which vest on January 31, 2006, to one member of senior management. For the year ended December 31, 2004, 33,000 shares were earned and 8,000 shares were forfeited. On October 11, 2004, the Compensation, Nominating and Corporate Governance Committee approved one additional grant of 10,000 shares, vested on January 15, 2005, to one member of senior management.

     Therefore, of the original 220,000 shares granted to members of senior management, 204,360 shares are deemed to have been earned, subject only to vesting requirements, 15,640 shares have been forfeited (after adjusting for the grant of previously forfeited shares). The Company has included in stockholders’ equity $15.4 million and $9.6 million at December 31, 2004 and December 31, 2003, respectively, related to the 2002 stock Plan.

     On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. The purpose of the Directors Incentive Plan is to provide incentives that will attract, retain and motivate qualified and experienced persons for service as non-employee directors of Carmike. There are a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent directors on August 14, 2002. Additionally, the Board of Directors approved stock option grants of 5,000 shares in September 2003 and 5,000 shares in April 2004 for new directors. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 20,000 shares in the aggregate during 2002, 2003 and 2004 represent the only stock options outstanding under the Directors Incentive Plan prior the plan being superseded on May 21, 2004, the effective date of the 2004 Incentive stock Plan.

     On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. The purpose of the Employee Incentive Plan is to provide incentives, competitive with those of similar companies, which will attract, retain and motivate qualified and experienced persons to serve as employees and consultants of the Company and to further align such employees’ and consultants’ interest with those of the Company’s stockholders. There are a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share, and 75,000 options vest on December 31, 2005 and 75,000 options vest on December 31, 2006. On December 18, 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63 and they vest ratably over three years beginning December 31, 2005 through December 31, 2007. These grants of 330,000 shares in the aggregate during 2003 represent the only stock options outstanding under the Employee Incentive Plan prior the plan being superseded on May 21, 2004, the effective date of the 2004 Incentive Stock Plan.

     On March 31, 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan, which was approved by the stockholders on May 21, 2004. The 2004 Incentive Stock Plan replaced the Employee Incentive Plan and the Directors Incentive Plan. The Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. There are 1,055,000 shares of common stock reserved for issuance pursuant to grants made under the 2004 Incentive Stock Plan in addition any shares which may be forfeited under the Employee Incentive Plan and the Directors Incentive Plan after the effective date of the 2004 Incentive Stock Plan.

Changes in outstanding stock options were as follows (in thousands, except for exercise price per share):

	Exercise Price per Share
	$5.44	$6.00-$14.00	$18.00-$19.95	$21.40-$21.79	$27.125-$35.63	Total
Stock options outstanding at January 1, 2002	403	6	63	—	275	747
Cancelled (January 31, 2002)	(403)	(6)	(63)	—	(275)	(747)
Issued	—	—	10	—	—	10

Stock options outstanding at December 31, 2002	—	—	10	—	—	10
Issued	—	—	—	155	180	335

Stock options outstanding at December 31, 2003	—	—	10	155	180	345
Issued	—	—	—	—	—	—

Stock options outstanding at December 31, 2004	—	—	10	155	180	345

As of December 31, 2004, 20,000 shares are exercisable.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases

     The Company received approval from the bankruptcy court to reject leases relating to 136 theatre locations over the course of the proceeding. The Company has recorded a liability in Liabilities Subject to Compromise based on reasonable estimates of our exposure for these rejections.

     Future minimum payments under capital leases and operating leases with terms over one year and which had not been rejected by the Company in the Chapter 11 Cases as of December 31, 2004, are as follows (in thousands):

	Operating	Capital	Financing
	Leases (1)	Leases	Obligations

2005	$40,304	$6,756	$5,328
2006	38,295	6,632	5,328
2007	36,620	6,636	5,328
2008	35,072	6,604	5,328
2009	33,899	6,624	5,328
Thereafter	306,352	64,646	76,753

Total minimum lease payments	$490,542	97,898	103,393
Less amounts representing interest		(52,736)	(74,468)

Present value of future minimum lease payments		45,162	28,925
Less current maturities		(1,420)	(137)

Long-term obligations		$43,742	$28,788

(1)
Within the operating leases is a commitment to enter into a transaction that will be accounted for as a financing obligation in the amount of $6.3 million. The Company is required to make payments on this lease prior to the closing of the financing.

     Long-term financing obligations are comprised of various leases with terms ranging between 10-20 years and effective annual percentage rates between 10% -24%.

     Rent expense was approximately $43.3 million, $42.3 million and $43.1 million for 2004, 2003 and 2002, respectively. In addition, the Company had approximately $3.6 million, $4.0 million and $6.0 million in contingent rental payments for 2004, 2003 and 2002, respectively.

NOTE 14 — CONDENSED FINANCIAL DATA

     The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the 7.500% senior subordinated notes. The Company has several unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of December 31, 2004

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,227	$4,835	$4,882	$—	$56,944
Accounts and notes receivable	1,322	142	—	—	1,464
Inventories	385	1,062	12	—	1,459
Prepaid expenses	2,329	3,870	53	—	6,252

Total current assets	51,263	9,909	4,947	—	66,119
Other assets:
Investment in and advances to partnerships	9,331	2,092	—	(9,331)	2,092
Investment in subsidiaries and intercompany receivable	335,063	2,220	—	(337,283)	—
Other	45,000	36,974	1	—	81,975
Property and equipment, net	113,538	351,748	4,841	1	470,128
Goodwill	5,914	17,440	—	—	23,354

Total assets	$560,109	$420,383	$9,789	$(346,613)	$643,668

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,710	$4,920	$80	$—	$22,710
Dividends payable	2,128	—	—	—	2,128
Accrued expenses	19,293	15,910	379	—	35,582
Current maturities of long-term indebtedness, capital lease and long-term financings obligations	1,532	1,340	—	—	2,872

Total current liabilities	40,663	22,170	459	—	63,292
Long-term debt less current maturities	248,000	—	—	—	248,000
Capital lease and long-term financing obligations less current maturities	11,600	60,930	—	—	72,530
Intercompany liabilities	—	222,118	1,134	(223,252)	—
Liabilities subject to compromise	1,348	—	—	—	1,348
Stockholders’ equity	258,498	115,165	8,196	(123,361)	258,498

Total liabilities and stockholders’ equity	$560,109	$420,383	$9,789	$(346,613)	$643,668

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2004

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$65,560	$261,197	$4,722	$—	$331,479
Concessions and other	54,451	129,613	2,038	(23,106)	162,996

	120,011	390,810	6,760	(23,106)	494,475
Costs and expenses
Film exhibition costs	33,095	138,926	2,452	—	174,473
Concession costs	3,119	13,571	191	—	16,881
Other theatre operating costs	39,474	159,935	2,460	(22,742)	179,127
General and administrative expenses	18,294	1,006	366	(364)	19,302
Depreciation expenses	7,155	26,240	406	—	33,801
Gain on sales of property and equipment	(23)	(522)	(506)	—	(1,051)
Impairment of long-lived assets	362	530	—	—	892

	101,476	339,686	5,369	(23,106)	423,425

Operating income	18,535	51,124	1,391	—	71,050
Interest expense	23	26,081	—	—	26,104
Loss on extinguishment of debt	9,313	—	—	—	9,313

Income before reorganization costs and income taxes	9,199	25,043	1,391	—	35,633
Reorganization costs	(12,397)	—	—	—	(12,397)

Net income before income taxes	21,596	25,043	1,391	—	48,030
Income tax expense	5,378	12,813	—	—	18,191

	16,218	12,230	1,391	—	29,839
Equity in earnings of subsidiaries	13,621	—	—	(13,621)	—

Net income available for common stockholders	$29,839	$12,230	$1,391	$(13,621)	$29,839

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2004

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$29,839	$12,230	$1,391	$(13,621)	$29,839
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,155	26,240	406		33,801
Interest expense	1,693	—	—	—	1,693
Impairment charge	362	530	—		892
Deferred income taxes	5,271	12,321	—		17,592
Non-cash deferred compensation	5,757	—	—		5,757
Non-cash reorganization items	(12,552)	—	—		(12,552)
Gain on sales of property and equipment	(23)	(522)	(506)		(1,051)
Changes in operating assets and liabilities	15,837	(44,675)	(1,357)	13,621	(16,574)

Net cash provided by (used in) operating activities	53,339	6,124	(66)	—	59,397
Investing activities
Purchases of property and equipment	(20,544)	(18,047)	(53)		(38,644)
Proceeds from sale of property and equipment	213	1,774	2,590		4,577
Net change in consolidation of partnerships	(1,333)	—	—		(1,333)

Net cash provided by (used in) investing activities	(21,664)	(16,273)	2,537	—	(35,400)
Financing activities
Additional borrowing, net of debt issuance costs	250,263	—	—		250,263
Repayments of debt	(342,079)	(1,270)	—		(343,349)
Issuance of common stock	89,052	—	—		89,052
Dividends paid	(4,255)	—	—		(4,255)

Net cash used in financing activities	(7,019)	(1,270)	—	—	(8,289)

Increase (decrease) in cash and cash equivalents	24,656	(11,419)	2,471	—	15,708
Cash and cash equivalents at beginning of year	22,571	16,254	2,411	—	41,236

Cash and cash equivalents at end of year	$47,227	$4,835	$4,882	$—	$56,944

Condensed Consolidating Balance Sheets
As of December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Prepaid expenses	7,189	(233)	—	6,956

Total current assets	34,516	17,314	—	51,830
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries and intercompany receivable	102,932	—	(102,932)	—
Other	297,627	53,363	(258,833)	92,157
Property and equipment, net	102,974	357,349	—	460,323
Goodwill, net	5,914	17,440	—	23,354

Total assets	$548,918	$447,463	$(361,765)	$634,616

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	28,021	16,392	—	44,413
Current maturities of long-term indebtedness and capital lease and financing obligations	887	1,275	—	2,162

Total current liabilities	44,308	29,629	—	73,937
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease and long-term financing obligations less current maturities	11,820	56,069	—	67,889
Long-term trade payables less current maturities	7,988	—	—	7,988
Intercompany liabilities	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Satockholders’ equity	140,231	102,932	(102,932)	140,231

Total liabilities and stockholders’ equity	$548,918	$447,463	$(361,765)	$634,616

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$66,057	$266,013	$—	$332,070
Concessions and other	56,130	128,957	(24,072)	161,015

	122,187	394,970	(24,072)	493,085
Costs and expenses
Film exhibition costs	33,665	146,738	—	180,403
Concession costs	3,155	14,830	—	17,985
Other theatre operating costs	39,710	161,143	(24,072)	176,781
General and administrative expenses	15,344	(9)	—	15,335
Depreciation expenses	6,897	25,867	—	32,764
Gain on sales of property and equipment	(671)	(2,352)	—	(3,023)
Impairment of long-lived assets	—	1,148	—	1,148

	98,100	347,365	(24,072)	421,393

Operating income	24,087	47,605	—	71,692
Interest expense	12,394	30,480	—	42,874

Income before reorganization costs and income taxes	11,693	17,125	—	28,818
Reorganization benefits	(4,109)	—	—	(4,109)

Net income before income taxes	15,802	17,125	—	32,927
Income tax (benefit)	(35,111)	(38,352)	—	(73,463)

	50,913	55,477	—	106,390
Equity in earnings of subsidiaries	55,477	—	(55,477)	—

Net income (loss) available for common stockholders	106,390	55,477	(55,477)	106,390

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2003

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$106,390	$55,477	$(55,477)	$106,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,897	25,867		32,764
Interest Expense	668	—	—	668
Impairment charge	—	1,148		1,148
Deferred income taxes	(37,538)	(36,425)		(73,963)
Non-cash deferred compensation	6,023	—		6,023
Non-cash reorganization items	(5,940)	—		(5,940)
Gain on sales of property and equipment	(671)	(2,352)		(3,023)
Changes in operating assets and liabilities	(39,589)	(26,692)	55,477	(10,804)

Net cash provided by operating activities	36,240	17,023	—	53,263
Investing activities
Purchases of property and equipment	(1,683)	(17,245)		(18,928)
Proceeds from sale of property and equipment	1,967	4,755		6,722

Net cash provided by (used) in investing activities	284	(12,490)	—	(12,206)
Financing activities
Additional borrowing, net of debt issuance costs	—	—		—
Repayments of debt	(51,331)	(818)		(52,149)
Prepaid financing costs	—	(1,163)		(1,163)
Proceeds from long-term financing obligations	—	—		—

Net cash used in financing activities	(51,331)	(1,981)	—	(53,312)

Increase (decrease) in cash and cash equivalents	(14,807)	2,552	—	(12,255)
Cash and cash equivalents at beginning of year	39,789	13,702	—	53,491

Cash and cash equivalents at end of year	$24,982	$16,254	—	$41,236

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$67,621	$275,218	$—	$342,839
Concessions and other	56,333	131,124	(23,789)	163,668

	123,954	406,342	(23,789)	506,507
Costs and expenses
Film exhibition costs	36,263	153,002	—	189,265
Concession costs	3,551	15,682	—	19,233
Other theatre operating costs	40,289	161,876	(23,789)	178,376
General and administrative expenses	14,902	81	—	14,983
Depreciation and amortization expenses	7,248	26,490	—	33,738
Gain on sales of property and equipment	(330)	(351)	—	(681)

	101,923	356,780	(23,789)	434,914

Operating income	22,031	49,562	—	71,593
Interest expense	52,832	52,688	—	105,520

Income before reorganization costs and income taxes	(30,801)	(3,126)	—	(33,927)
Reorganization costs	20,030	517	—	20,547

Net income before income taxes	(50,831)	(3,643)	—	(54,474)
Income tax (benefit)	(14,706)	—	—	(14,706)

	(36,125)	(3,643)	—	(39,768)
Equity in earnings of subsidiaries	(3,643)	—	3,643	—

Net income (loss) available for common stockholders	$(39,768)	$(3,643)	$3,643	$(39,768)

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(39,768)	$(3,643)	$3,643	$(39,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,248	26,490		33,738
Non-cash deferred compensation	3,614	—		3,614
Non-cash reorganization items	13,528	—		13,528
Gain on sales of property and equipment	(330)	(351)		(681)
Changes in operating assets and liabilities	22,902	(13,418)	(3,643)	5,841

Net cash provided by operating activities	7,194	9,078	—	16,272
Investing activities
Purchases of property and equipment	(2,636)	(15,432)		(18,068)
Proceeds from sale of property and equipment	813	2,662		3,475

Net cash used in investing activities	(1,823)	(12,770)	—	(14,593)
Financing activities
Additional borrowing, net of debt issuance costs	15,405	6,300		21,705
Repayments of debt	(64,723)	(808)		(65,531)
Prepaid financing costs	—	(1,163)		(1,163)
Proceeds from long-term financing obligations	2,768	(154)		2,614

Net cash used in financing activities	(46,550)	4,175	—	(42,375)

Increase (decrease) in cash and cash equivalents	(41,179)	483	—	(40,696)
Cash and cash equivalents at beginning of year	80,968	13,219	—	94,187

Cash and cash equivalents at end of year	$39,789	$13,702	$—	$53,491

NOTE 15— LITIGATION

The Company is subject to various claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

NOTE 16 — FINANCIAL INSTRUMENTS

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents.

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

NOTE 17 — QUARTERLY RESULTS (Unaudited)

In thousands, except for per share data

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Year ended December 31, 2004
Total revenues	$116,928	$133,096	$116,928	$127,523	$494,475
Operating income	19,832	19,594	11,324	18,607	69,357
Net income	1,772	10,541	7,626	9,900	29,839

Income per common share:
Basic	$0.16	$0.88	$0.64	$0.83	$2.55
Diluted	$0.15	$0.82	$0.60	$0.78	$2.39

Year ended December 31, 2003
Total revenues	$103,214	$130,440	$128,227	$131,204	$493,085
Operating income	15,714	19,412	19,459	16,439	71,024
Net income	4,762	13,686	9,251	78,691	106,390

Income per common share:
Basic	$0.52	$1.52	$1.03	$8.75	$11.83
Diluted	$0.51	$1.48	$0.98	$8.20	$11.26

Net income per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income per common share amount for the year.

The Company reversed its income tax valuation allowance in the fourth quarter of 2003. See Note 11 for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Ernst & Young LLP (“Ernst & Young”) audited Carmike’s consolidated financial statements for the year ended December 31, 2002. On April 7, 2003 Carmike determined not to renew the engagement of Ernst & Young, and appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as its new independent accountants, effective immediately. This determination followed Carmike’s decision to seek proposals from independent accountants to audit Carmike’s financial statements for the fiscal year ended December 31, 2003. The decision not to renew the engagement of Ernst & Young and to retain PricewaterhouseCoopers was approved by Carmike’s Audit Committee. Ernst & Young was dismissed effective as of April 7, 2003.

     During Carmike’s fiscal year ended December 31, 2002 and the subsequent interim period through April 7, 2003, there were no disagreements between Carmike and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Ernst & Young’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Carmike’s most recent fiscal year and the subsequent interim period through April 7, 2003.

     The audit reports of Ernst & Young on the consolidated financial statements of Carmike and its subsidiaries for the fiscal year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During Carmike’s fiscal year ended December 31, 2002, and the subsequent interim period through April 7, 2003, Carmike did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of the date of the filing of this Form 10-K we are in the process of testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management report of the effectiveness of our internal controls over financial reporting and for our Independent Registered Public Accounting Firm to attest to this report. The SEC has granted certain accelerated filers, including Carmike, an option to extend the compliance deadline for Section 404 for an additional 45 days. We have opted to utilize this 45 day extension, and therefore, this Form 10-K does not include our management’s report regarding our internal controls nor the related attestation report from our Independent Registered Public Accounting Firm. We anticipate completing this process and filing these reports in an amended Form 10-K, which we intend to file in April of 2005. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Board of Directors, its committees and the selection of director nominees is incorporated by reference from the section entitled “Corporate Governance” contained in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders of Carmike (hereinafter, the “2005 Proxy Statement”).

     Other information regarding the directors of Carmike is incorporated by reference from the section entitled “Election of Directors” contained in the 2005 Proxy Statement.

     Information regarding the executive officers of Carmike is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

     Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2005 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation and Other Information” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Certain information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management” and “Compensation Plans” contained in the 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements And Supplementary Data.

     Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets — December 31, 2004 and 2003
Consolidated statements of operations — Years ended December 31, 2004, 2003 and 2002
Consolidated statements of cash flows — Years ended December 31, 2004, 2003 and 2002
Consolidated statements of stockholders’ equity — Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements — December 31, 2004

     (a)(2) This report also includes the following Financial Statement Schedule:

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

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman, Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	First Amendment to Stockholders’ Agreement, dated as of May 9, 2003, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 4.4 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

4.5	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain Stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	$50,000,000 Senior Secured First Priority Revolving Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent, and CIT Lending Services Corporation and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.2	$100,000,000 Senior Secured Second Priority Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, and National City Bank, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.3	Stock Purchase Agreement, dated as of June 27, 1997, by and between the Stockholders of Morgan Creek Theatres, Inc.; Stockholders of SB Holdings, Inc.; members of RDL Consulting Limited Liability Company; Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited Liability Company; First International Theatres; Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 10.2 to Carmike’s Form 10-Q (Registration No. 001-11604) for the quarter ended June 30, 1997 and incorporated herein by reference).

10.4*	Carmike Cinemas, Inc. Deferred Compensation Agreement and Trust Agreement, dated as of January 1, 1990 (filed as Exhibit 10(u) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1990 and incorporated herein by reference).

10.5	Aircraft Lease, dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike Cinemas, Inc. (filed as Exhibit 10(h) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007) and incorporated herein by reference).

10.6	Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1991 and incorporated herein by reference).

10.7	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.8*	Trust Agreement, dated as of July 16, 1999, between Carmike Cinemas, Inc., Michael W. Patrick, F. Lee Champion, III and Larry M. Adams (filed as Exhibit 10.23 to Carmike’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9*	Carmike Cinemas, Inc. Employee Retention and Severance Plan (filed as Exhibit 10.22 to Carmike’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.10*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.11*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.12*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.13*	Carmike Cinemas, Inc. Employee and Consultant Long-Term stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.14*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.15*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.16	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.17	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.18	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.19	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Exchange and Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference).

10.20*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 1 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

21	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: March 16, 2005	By:	/s/ Michael W. Patrick
Michael W. Patrick
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/s/ Michael W. Patrick	President, Chief Executive Officer and
Michael W. Patrick	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Martin A. Durant	Senior Vice President and
Martin A. Durant	Chief Financial Officer
(Principal Financial Officer)

/s/ Philip A. Smitley	Assistant Vice President — Controller (Principal Accounting Officer)
Philip A. Smitley

/s/ Alan J. Hirschfield	Director
Alan J. Hirschfield

/s/ S. David Passman III	Director
S. David Passman III

/s/ Carl L. Patrick, Jr.	Director
Carl L. Patrick, Jr.

/s/ Kenneth A. Pontarelli	Director
Kenneth A. Pontarelli

/s/ Roland C. Smith	Director
Roland C. Smith

/s/ Fred W. Van Noy	Senior Vice President, Chief Operating Officer and Director
Fred W. Van Noy

/s/ Patricia A. Wilson	Director
Patricia A. Wilson

Schedule II — Valuation and Qualifying Accounts
Carmike Cinemas, Inc. and Subsidiaries
December 31, 2004 (in thousands of dollars)

Col. A	Col. B	Col. C				Col. D	Col. E
		Additions
	Balance at	Charged to		Charged to			Balance at
	Beginning of	Costs and		Other Accounts		Deductions -	End
Description	Period	Expenses		- Describe		Describe	of Period
Year Ended December 31, 2001:
Valuation reserve for deferred income tax assets	$40,951	$36,735	(1)	$—		$—	$77,686
Year Ended December 31, 2002:
Valuation reserve for deferred income tax assets	$77,686	$700	(2)	$—		$—	$78,386
Year Ended December 31, 2003:
Valuation reserve for deferred income tax assets	$78,386	$(4,923	)(3)	$(73,463	) (4)	$—	$—
Year Ended December 31, 2004:
Valuation reserve for deferred income tax assets	$—	$—		$—		$—	$—

(1)	Valuation reserve recorded in the year ended December 31, 2001. See Note 11 of notes to audited annual consolidated financial statements.

(2)	Valuation reserve recorded in the year ended December 31, 2002. See Note 11 of notes to audited annual consolidated financial statements.

(3)	Valuation reserve recorded in the year ended December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.

(4)	Full release of valuation reserve as of December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors
of Carmike Cinemas, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2005 appearing in this Annual Report on Form 10-K of Carmike Cinemas, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2004 and 2003. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2005