Form 10-K/A
period 2004-12-31
CARMIKE CINEMAS INC
filed 2005-05-02
CIK 799088

UNITED STATES
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

     As of March 11, 2005, 12,276,002 shares of common stock were outstanding. The aggregate market value of the shares of common stock, par value $.03 per share, held by non-affiliates as of June 30, 2004 was approximately $220,927,141.

Documents Incorporated by Reference

     Specified portions of Carmike Cinemas, Inc.’s Proxy Statement relating to the 2005 Annual Meeting of stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE
ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm
SIGNATURE
EXHIBIT INDEX
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1 302 CERTIFICATION OF CEO
EX-31.2 302 CERTIFICATION OF CFO

EXPLANATORY NOTE

     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Filing”). Carmike is filing the Form 10-K/A for the following reasons:

•	In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Carmike is amending Item 9A of the Original Filing to include Management’s Report on Internal Control Over Financial Reporting and the related attestation report of Carmike’s independent registered public accounting firm; and

•	To provide a revised consent and certifications as a result of the amendment discussed above.

     Except for the amendment described above, the 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

     As a result of these control deficiencies, management performed additional procedures to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in the Company’s annual report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Control Over Financial Reporting

     There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company identified the following material weaknesses in its internal control over financial reporting:

1.	As of December 31, 2004, the Company did not maintain effective controls over the accounting for and reporting of non-routine and non-systematic transactions because it did not have adequate personnel who possessed sufficient depth and experience to correctly account for such transactions in accordance with generally accepted accounting principles. As a result, the Company did not properly account for its fourth quarter acquisition of the remaining 50% interest in a limited liability company, which operates two theatres, in which the Company previously had a 50% equity investment in accordance with generally accepted accounting principles. This control deficiency resulted in immaterial misstatements to the Company’s consolidated financial statements for the year ended December 31, 2004. In addition, the Company’s lack of adequate personnel who possessed sufficient depth and experience contributed to the restatement of the Company’s Form 10-K for the year ended December 31, 2003 and its Form 10-Qs for the quarters ended March 31 and June 30, 2004 to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

2.	As of December 31, 2004, we did not have the appropriate level of expertise to properly calculate and review our accounting for income taxes. Specifically, the Company did not maintain effective controls over the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of the Company’s Form 10-K for the year ended December 31, 2003 and its Form 10-Qs for the quarters ended March 31 and June 30, 2004, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2004. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

     Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in Internal Control – Integrated Framework.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Measures for Identified Material Weaknesses

     The Company’s planned remediation measures in connection with the material weaknesses described above include the following:

1.	The Company will require continuing education during 2005 for the accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices and for the tax manager to ensure compliance with current and emerging tax reporting and compliance practices.

2.	The Company will utilize outside consultants, other than the Company’s independent registered public accounting firm, to assist management in its analysis of complex accounting transactions and related reporting and in the preparation of the Company’s tax provision for inclusion in the financial statements.

3.	The Company will assess staffing levels and expertise in its accounting and finance areas and take the steps necessary to appropriately staff the accounting and finance departments.

4.	The Company and the Audit Committee, as necessary, will consider additional items, or will alter the planned steps identified above, in order to further remediate the material weaknesses described above.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carmike Cinemas, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Carmike Cinemas, Inc. (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004 because the Company did not maintain effective controls over the accounting for non-routine and non-systematic transactions, nor did the Company have the appropriate level of expertise to properly calculate and review its accounting for income taxes, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•	As of December 31, 2004, the Company did not maintain effective controls over the accounting for and reporting of non-routine and non-systematic transactions because it did not have adequate personnel who possessed sufficient depth and experience to correctly account for such transactions in accordance with generally accepted accounting principles. As a result, the Company did not properly account for its fourth quarter acquisition of the remaining 50% interest in a limited liability company, which operates two theatres, in which the Company previously had a 50% equity investment in accordance with generally accepted accounting principles. This control deficiency resulted in immaterial misstatements to the Company’s consolidated financial statements for the year ended December 31, 2004. In addition, the Company’s lack of adequate personnel who possessed sufficient depth and experience contributed to the restatement of the Company’s Form 10-K for the year ended December 31, 2003 and its Form 10-Qs for the quarters ended March 31 and June 30, 2004 to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

•	As of December 31, 2004, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes. Specifically, the Company did not maintain effective controls over the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of the Company’s Form 10-K for the year ended December 31, 2003 and its Form 10-Qs for the quarters ended March 31 and June 30, 2004, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2004. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.

In our opinion, management’s assessment that Carmike Cinemas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Carmike Cinemas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Carmike Cinemas, Inc. at December 31, 2004 and 2003 and for the years then ended, and in our report dated March 15, 2005 we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP
Atlanta, GA
April 29, 2005

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: May 2, 2005	By:	/s/ Michael W. Patrick
Michael W. Patrick
Chairman of the Board of Directors, President and Chief Executive Officer

EXHIBIT INDEX

     The following exhibits are filed with this report as indicated below:

Exhibit No.	Description

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.