Form 10-Q
period 2005-03-31
CARMIKE CINEMAS INC
filed 2005-05-10
CIK 799088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	58-1469127
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1301 First Avenue, Columbus, Georgia	31901-2109
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

As of May 3, 2005, 12,309,002 shares of common stock, par value $0.03 per share, were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$17,271	$56,944
Accounts and notes receivable	1,201	1,464
Inventories	1,442	1,459
Prepaid expenses	6,026	6,252

Total current assets	25,940	66,119
Other assets:
Investment in and advances to partnerships	3,424	2,718
Deferred income tax asset	54,097	54,414
Assets held for sale	6,224	6,534
Other	21,853	21,027

	85,598	84,693

Property and equipment, net of accumulated depreciation	489,087	469,502
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$623,979	$643,668

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,558	$22,710
Accrued expenses	29,452	35,582
Dividends Payable	2,154	2,128
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	2,789	2,872

Total current liabilities	51,953	63,292
Long-term liabilities:
Long-term debt, less current maturities	247,750	248,000
Capital lease and long-term financing obligations, less current maturities	72,131	72,530

	319,881	320,530

Liabilities subject to compromise	—	1,348
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding as of March 31, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2004	374	365
Paid-in capital	309,558	308,990
Treasury stock, 146,620 shares at cost	(5,210)	—
Retained deficit	(52,577)	(50,857)

	252,145	258,498

Total liabilities and stockholders’ equity	$623,979	$643,668

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Admissions	$67,569	$79,549
Concessions and other	34,114	37,379

	101,683	116,928

Costs and Expenses
Film exhibition costs	35,382	36,322
Concession costs	3,596	4,126
Other theatre operating costs	44,434	44,570
General and administrative expenses	5,068	3,765
Depreciation expenses	8,264	8,451
Gain on sales of property and equipment	(2)	(305)

	96,742	96,929

Operating income	4,941	19,999
Other expenses
Interest expense	6,570	8,261
Loss on extinguishment of debt	—	9,579

Income (loss) before reorganization costs and income taxes	(1,629)	2,159
Reorganization benefit	(2,391)	(676)

Net income before income taxes	762	2,835
Income tax expense	328	1,063

Net income available for common stockholders	$434	$1,772

Weighted average shares outstanding:
Basic	12,138	10,837
Diluted	12,601	11,547
Net income per common share:
Basic	$0.04	$0.16
Diluted	$0.03	$0.15
Dividend declared per common share	$0.175	$—

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net income	$434	$1,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,264	8,451
Deferred income taxes	317	1,006
Non-cash deferred compensation	1,039	1,389
Non-cash reorganization items	(2,391)	(1,954)
Loss on extinguishment of debt	—	1,792
Gain on sales of property and equipment	(2)	(305)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	280	314
Prepaid expenses	(1,844)	(8,235)
Accounts payable	(4,492)	(14,166)
Accrued expenses and other liabilities	(7,322)	(10,199)

Net cash used in operating activities	(5,717)	(20,135)
Investing Activities
Purchases of property and equipment	(25,506)	(3,458)
Proceeds from sales of property and equipment	1	610

Net cash used in investing activities	(25,505)	(2,848)
Financing Activities
Debt:
Additional borrowings	—	250,000
Repayments of debt	(351)	(322,637)
Repayments of liabilities subject to compromise	(958)	(8,780)
Repayments of capital leases and long-term financing obligations	(381)	(306)
Issuance of common stock	577	90,151
Purchase of treasury stock	(5,210)	—
Dividends paid	(2,128)	—

Net cash provided by (used in) financing activities	(8,451)	8,428

Increase (decrease) in cash and cash equivalents	(39,673)	(14,555)
Cash and cash equivalents at beginning of period	56,944	41,236

Cash and cash equivalents at end of period	$17,271	$26,681

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three and Nine Months Ended March 31, 2005 and 2004

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

     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 is $1.0 million and $1.4 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting and $0.2 million and $0.6 million, respectively, from variable accounting.)

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

	2005	2004
Expected life (years)	9.0	9.0
Risk-free interest rate	4.40%	4.34%
Dividend yield	1.9%	0.0%
Expected volatility	0.40	0.40

     The estimated fair value of the options granted during 2004 is $16.96 per share. Had compensation cost been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended
	March 31,
	2005	2004
Net income available for common stock:
As reported	$434	$1,772
Plus: expense recorded on deferred stock compensation, net of related tax effects	644	868
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(859)	(923)

Pro forma – for SFAS No. 123	$219	$1,717

Basic net earnings per common share:
As reported	$0.04	$0.16
Pro forma – for SFAS No. 123	$0.02	$0.16
Diluted net earnings per common share:
As reported	$0.03	$0.15
Pro forma – for SFAS No. 123	$0.02	$0.15

The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on March 22, 2005. The dividend was paid on May 2, 2005 to stockholders of record as of April 4, 2005. The aggregate amount of this dividend was approximately $2.2 million.

NOTE 2 – ASSETS HELD FOR SALE

     The Company has $6.2 million in surplus long-term real estate assets held for sale as of March 31, 2005. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. No impairment was deemed necessary on the assets in the first quarter of 2005. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.

NOTE 3 — OTHER ASSETS

Other assets are as follows: (in thousands)

	March	December
	31, 2005	31, 2004
Loan/lease origination fees	$17,249	$17,298
Deposits and binders	4,538	3,689
Notes receivable less short-term maturity	19	40
Other	47	—

	$21,853	$21,027

NOTE 4 — DEBT

Debt consisted of the following (in thousands):

	March	December
	31,2005	31, 2004
Revolving credit facility	$—	$—
Term loan	98,750	99,000
7.500% senior subordinated notes	150,000	150,000
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	214	315

	248,964	249,315
Current maturities	(1,214)	(1,315)

	$247,750	$248,000

NOTE 5 — PROCEEDINGS UNDER CHAPTER 11

     On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases. In conjunction with the closure of the bankruptcy cases, the Company settled the three remaining outstanding disputed landlord claims and reversed all accrued bankruptcy-related professional fees.

     A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Reorganization benefits for the three month periods ended March 31, 2005 and 2004 are as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Change in estimate for general unsecured claims	$(391)	$(1,162)
Professional fees	(2,000)	28
Other	—	458

	$(2,391)	$(676)

NOTE 6 — LIABILITIES SUBJECT TO COMPROMISE

At December 31, 2004 the Company had approximately $1.3 million in disputed unsecured claims outstanding. During the three months ended March 31, 2005 all of the outstanding claims were resolved resulting in a change in estimate of $0.4 million and settlements of $0.9 million.

NOTE 7 — INCOME TAXES

     At March 31, 2005 the Company had deferred tax assets of approximately $54.1 million remaining. The income tax expense of $0.3 million for the three months ended March 31, 2005 reflects a combined federal and state tax rate of 38.0%.

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

     The Company has federal and state net operating loss carryforwards of approximately $84.2 million which will begin to expire in the year 2020.

NOTE 8 — STOCK PLANS

     Upon emergence from Chapter 11, the Company’s Board of Directors approved a new management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”). The Board of Directors approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares are delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for Cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of senior management. These shares were earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieved specific performance goals set for the executive during each of these years. In some instances the executive earned partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year vest and are receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company. One of the seven grants to senior executives includes a grant of 35,000 shares to a former employee of the Company.

     Pursuant to an agreement with the former employee, the Company delivered to the former employee the 17,000 shares earned in connection with his performance in 2002 when they vested on January 31, 2005. Of the 220,000 shares granted to members of senior management, 204,360 shares were earned as of March 31, 2005, subject only to vesting requirements and 15,640 shares have been forfeited. The Company has included in stockholders’ equity $7.4 million and $15.4 million at March 31, 2005 and December 31, 2004, respectively, related to the unvested shares within the 2002 Stock Plan.

     On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a grant of 5,000 shares each to two independent directors on August 14, 2002. Additionally, the Board of Directors approved stock option grants of 5,000 shares in September 2003 and 5,000 shares in April 2004 for new directors. The option grant price was based on the fair market value of the stock on the date of the grant.

     On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share, and 75,000 options vest on December 31, 2005 and 75,000 options vest on December 31, 2006. On December 18, 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63 and they vest ratably over three years beginning December 31, 2005 through December 31, 2007.

     On March 31, 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan, which was approved by the stockholders on May 21, 2004. The Compensation and Nominating Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. There are 830,000 shares of Common Stock reserved for issuance pursuant to grants made under the 2004 Incentive Stock Plan in addition to the 225,000 unissued shares that were previously authorized for issuance under the Employee Incentive Plan and the Directors Incentive Plan which may be forfeited after the effective date of the 2004 Incentive Stock Plan. No further grants may be made under the Employee Incentive Plan or Directors Incentive Plan.

     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipients.

NOTE 9 — EARNINGS PER SHARE

     Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 8. The following table reflects the effects of those plans on the earnings.

     (in thousands, except per share data),

	Three Months Ended
	March 31,
	2005	2004
Outstanding shares	12,235	10,998
Less restricted stock issued	(97)	(161)

Basic shares outstanding	12,138	10,837
Dilutive shares:
Restricted stock	68	90
Stock grants	354	521
Stock options	41	99

	12,601	11,547

Earnings per share:
Basic	$0.04	$0.16
Diluted	$0.03	$0.15

NOTE 10 — CONDENSED FINANCIAL DATA

     The Company and its wholly owned subsidiaries have fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 7.500% senior subordinated notes. The Company has unconsolidated affiliates that are not guarantors of the 7.500% senior subordinated notes.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of March 31, 2005

	Carmike	Guarantor	Non- Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,852	$2,424	$4,995	$—	$17,271
Accounts and notes receivable	1,304	(102)	(1)		1,201
Inventories	407	1,023	12		1,442
Prepaid expenses	2,284	3,689	53		6,026

Total current assets	13,847	7,034	5,059	—	25,940
Other assets:
Investment in and advances to partnerships	235	3,189	—		3,424
Investment in subsidiaries	122,177	—	—	(122,177)	—
Other	44,280	37,894	—		82,174
Intercompany asset	234,204	2,223	—	(236,427)	—
Property and equipment, net	122,511	361,237	5,339		489,087
Goodwill, net	5,914	17,440	—		23,354

Total assets	$543,168	$429,017	$10,398	$(358,604)	$623,979

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$13,561	$3,930	$67	$—	$17,558
Accrued expenses	14,573	14,626	253		29,452
Dividends payable	2,154	—	—		2,154
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,442	1,347	—		2,789

Total current liabilities	31,730	19,903	320	—	51,953
Long-term debt less current maturities	247,750	—	—		247,750
Capital lease and long-term financing obligations less current maturities	11,543	60,588	—		72,131
Intercompany liabilities	—	234,632	1,795	(236,427)	—
Stockholders’ equity	252,145	113,894	8,283	(122,177)	252,145

Total liabilities and stockholders’ equity	$543,168	$429,017	$10,398	$(358,604)	$623,979

Condensed Consolidating Statements of Operations
For Three Months Ended March 31, 2005

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$13,365	$53,391	$813	$—	$67,569
Concessions and other	11,813	26,684	358	(4,741)	34,114

	25,178	80,075	1,171	(4,741)	101,683
Costs and expenses
Film exhibition costs	6,751	28,201	430		35,382
Concession costs	702	2,863	31		3,596
Other theatre operating costs	10,185	38,472	460	(4,683)	44,434
General and administrative expenses	5,070	(2)	58	(58)	5,068
Depreciation expenses	1,898	6,260	106		8,264
(Gain) loss on disposal of property and equipment	(3)	1	—		(2)

	24,603	75,795	1,085	(4,741)	96,742

Operating income	575	4,280	86	—	4,941
Interest expense	60	6,510	—		6,570

Net income before reorganization costs and income taxes	515	(2,230)	86	—	(1,629)
Reorganization benefit	(2,391)	—	—		(2,391)

Net income before income taxes & equity in earnings of subsidiaries	2,906	(2,230)	86	—	762
Income tax expense	1,249	(958)	37		328

	1,657	(1,272)	49	—	434
Equity in earnings of subsidiaries	(1,223)	—	—	1,223	—

Net income (loss) available for common stockholders	$434	$(1,272)	$49	$1,223	$434

Condensed Consolidating Statements of Cash Flows
For Three Months Ended March 31, 2005

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$434	$(1,272)	$49	$1,223	$434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,898	6,260	106		8,264
Deferred income taxes	1,245	(928)	—		317
Non-cash compensation	1,039	—	—		1,039
Non-cash reorganization items	(2,391)	—	—		(2,391)
Gain on disposal of property and equipment	(3)	1	—		(2)
Changes in operating assets and liabilities	(21,568)	8,851	562	(1,223)	(13,378)

Net cash provided by (used in) operating activities	(19,346)	12,912	717	—	(5,717)
Investing activities
Purchases of property and equipment	(9,916)	(14,986)	(604)		(25,506)
Proceeds from sale of property and equipment	3	(2)	—	—	1

Net cash provided by (used in) investing activities	(9,913)	(14,988)	(604)	—	(25,505)
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—		—
Repayments of debt	(1,355)	(335)	—		(1,690)
Issuance of common stock	577	—	—	—	577

Purchase of treasury stock	(5,210)	—	—	—	(5,210)

Dividends paid	(2,128)	—	—	—	(2,128)

Net cash provided by (used in) financing activities	(8,116)	(335)	—	—	(8,451)

Increase (decrease) in cash and cash equivalents	(37,375)	(2,411)	113	—	(39,673)
Cash and cash equivalents at beginning of period	47,227	4,835	4,882	—	56,944

Cash and cash equivalents at end of period	$9,852	$2,424	$4,995	$—	$17,271

Condensed Consolidating Balance Sheets
As of December 31, 2004

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,227	$4,835	$4,882	$—	$56,944
Accounts and notes receivable	1,322	142	—	—	1,464
Inventories	385	1,062	12	—	1,459
Prepaid expenses	2,329	3,870	53	—	6,252

Total current assets	51,263	9,909	4,947	—	66,119
Other assets:
Investment in and advances to partnerships	9,331	2,718	—	(9,331)	2,718
Investment in subsidiaries	114,031	—	—	(114,031)	—
Other	45,000	36,974	1	—	81,975
Intercompany asset	221,032	2,220	—	(223,252)	—
Property and equipment, net	113,538	351,122	4,841	1	469,502
Goodwill	5,914	17,440	—	—	23,354

Total assets	$560,109	$420,383	$9,789	$(346,613)	$643,668

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,710	$4,920	$80	$—	$22,710
Dividends payable	2,128	—	—	—	2,128
Accrued expenses	19,293	15,910	379	—	35,582
Current maturities of long-term indebtedness, capital lease and long-term financings obligations	1,532	1,340	—	—	2,872

Total current liabilities	40,663	22,170	459	—	63,292
Long-term debt less current maturities	248,000	—	—	—	248,000
Capital lease and long-term financing obligations less current maturities	11,600	60,930	—	—	72,530
Intercompany liabilities	—	222,118	1,134	(223,252)	—
Liabilities subject to compromise	1,348	—	—	—	1,348
Stockholders’ equity	258,498	115,165	8,196	(123,361)	258,498

Total liabilities and stockholders’ equity	$560,109	$420,383	$9,789	$(346,613)	$643,668

Condensed Consolidating Statements of Operations
For Three Months Ended March 31, 2004

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$15,411	$62,833	$1,305	$—	$79,549
Concessions and other	13,245	29,206	535	(5,607)	37,379

	28,656	92,039	1,840	(5,607)	116,928
Costs and expenses
Film exhibition costs	7,068	28,594	660		36,322
Concession costs	767	3,310	49		4,126
Other theatre operating costs	10,122	39,455	600	(5,607)	44,570
General administrative expenses	3,771	(91)	85		3,765
Depreciation expenses	1,753	6,578	120		8,451
Gain on sales of property and equipment	(10)	(295)	—		(305)

	23,471	77,551	1,514	(5,607)	96,929

Operating income	5,185	14,488	326	—	19,999
Interest expense	1,390	6,871	—		8,261
Loss on extinguishment of debt	9,579	—	—		9,579

Income before reorganization costs and income taxes	(5,784)	7,617	326	—	2,159
Reorganization benefit	(676)	—	—		(676)

Income before income taxes	(5,108)	7,617	326	—	2,835
Income tax expense (benefit)	(1,915)	2,978	—		1,063

Net income for common stock	$(3,193)	$4,639	$326	$—	$1,772
Equity in earnings of subsidiaries	4,965		—	(4,965)	—

Net income available for common stockholders	$1,772	$4,639	$326	$(4,965)	$1,772

Condensed Consolidating Statements of Cash Flows
For Three Months Ended March 31, 2004

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$1,772	$4,639	$326	$(4,965)	$1,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,753	6,578	120		8,451
Deferred income taxes	(1,972)	2,978			1,006
Non-cash deferred compensation	1,389	—			1,389
Non-cash reorganization items	(1,954)	—			(1,954)
Loss on extinguishment of debt	1,792	—			1,792
Gain on sales of property and equipment	(10)	(295)			(305)
Changes in operating assets and liabilities	(15,200)	(22,112)	61	4,965	(32,286)

Net cash used in operating activities	(12,430)	(8,212)	507	—	(20,135)
Investing activities
Purchases of property and equipment	(3,189)	(269)			(3,458)
Proceeds from sale of property and equipment	14	596			610

Net cash provided by (used in) investing activities	(3,175)	327	—	—	(2,848)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—			250,000
Repayments of debt	(331,464)	(259)			(331,723)
Issuance of common stock	90,151	—			90,151

Net cash provided by (used in) financing activities	8,687	(259)	—	—	8,428

Decrease in cash and cash equivalents	(6,918)	(8,144)	507		(14,555)
Cash and cash equivalents at beginning of period	24,982	13,843	2,411	—	41,236

Cash and cash equivalents at end of period	$18,064	$5,699	2,918	—	$26,681

NOTE 11 — LEGAL PROCEEDINGS.

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. The Company has established a reserve of $1.0 million for potential litigation. The Company relied on the provisions of Financial Accounting Standard No. 5, Accounting for Contingencies in establishing this reserve. The Company determined that it was probable that a liability had been incurred based on the filing of a lawsuit by the EEOC as described below. Additionally, the Company determined the amount of the loss could be reasonably estimated based on the demands of the claimants. Currently, we do not have any other pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us.

     On or about September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D. North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC seeks injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On or about November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors seek injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on

November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (very similar to the other intervenors’ complaints) on April 19, 2005. The case is now in the discovery period.

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

NOTE 12- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, FAS 123(R) supercedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”).

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

     SFAS 123(R) must be adopted no later than the beginning of the Company’s 2006 fiscal year. Based on our valuation under the Black-Scholes option valuation model, presently used by the Company and still appropriate under SFAS 123(R), the Company estimates additional compensation expense from adoption to be approximately $1.0 million for the years ended December 31, 2005 and 2006. The Company will evaluate other valuation methods, prior to implementation, to determine the most appropriate for the Company.

NOTE 13 — RECLASSIFICATIONS

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 14 — SUBSEQUENT EVENTS: ACQUISITION AND REFINANCING

     On April 19, 2005, the Company announced it had entered into an agreement with Georgia G. Kerasotes Corporation (“GKC Theatres”) to acquire 100% of the stock of GKC Theatres for $66 million. The transaction is expected to close in May 2005, subject to the completion of final due diligence, customary closing conditions and regulatory approvals. As of March 31, 2005, GKC Theatres operated 30 theatres with 263 screens in Illinois, Michigan, Indiana and Wisconsin.

     On April 28, 2005, the Company announced that it has received a commitment from Bear Stearns Corporate Lending, Inc. to provide $455 million in new senior secured credit facilities. The facilities will include a $100 million five year revolving credit facility and $355 million in term loan facilities. The term loan facilities will consist of a fully drawn $170 million seven year maturity term loan and a $185 million delayed draw term loan with a twenty-four month commitment.

     The Company intends to use the proceeds from the facilities to fund the acquisition of GKC Theatres, to repay borrowings under the Company’s current $98.750 million term loan, for general corporate purposes and to fund potential future acquisitions. The refinancing is expected to close not before May 18, 2005 and no later than June 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EMERGENCE FROM CHAPTER 11

     On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002. A description of the Plan is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Our Reorganization.” On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2005 and 2004

     Revenues.

     The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For the three months ended
	March 31, 2005	March 31, 2004
Average theatres	281	294
Average screens	2,187	2,229
Average attendance per screen	5,832	6,955
Average admission price	$5.30	$5.13
Average concession sales per patron	$2.45	$2.17
Total attendance (in thousands)	12,754	15,502
Total revenues (in thousands)	$101,683	$116,928

     Total revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 decreased 13.0%. This decrease is due to a 17.7% decrease in total attendance partially offset by increases in average admission prices and average concession prices. The decrease in attendance was driven by a lack of high grossing films compared to the same period in 2004. We operated 281 theatres with 2,187 screens at March 31, 2005 compared to 291 theatres with 2,219 screens at March 31, 2004.

     The table below shows the activity of theatre openings and closures for the three months ended March 31, 2005.

			Average Screens/
	Theatres	Screens	Theatre
Total at December 31, 2004	282	2,188	7.8
Reopens	2	16
Closures	(3)	(17)

Total at March 31, 2005	281	2,187	7.8

     The closure shown above was the result of a normal lease expiration. The Company incurred no additional liability due to this closure.

     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Admissions	66.5%	68.0%
Concession & Other	33.5	32.0

Total Revenue	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	52.4%	45.7%
Concession costs (2)	10.5	11.0
Other theatre operating costs	43.7	38.1
General and administrative	5.0	3.2
Depreciation expenses	8.1	7.2
Gain on sales of property and equipment	—	(0.3)

Total costs and expenses	95.1	82.9

Operating income	4.9	17.1
Interest expense	6.5	7.1
Loss on extinguishment of debt	—	8.2

Income (loss) before reorganization costs and income taxes	(1.6)	1.8
Reorganization benefit	(2.4)	(0.6)

Net income before income taxes	0.7	2.4
Income tax expense	0.3	0.9

Net income available for common stockholders	0.4%	1.5%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.

     The table below summarizes operating expense data for the periods presented.

	For the three months ended
			% variance
	March 31,	March 31,	favorable/
(in thousands)	2005	2004	(unfavorable)
Film exhibition costs	$35,382	$36,322	2.6%
Concession costs	$3,596	$4,126	12.8%
Other theatre operating costs	$44,434	$44,570	0.3%
General and administrative expenses	$5,068	$3,765	(34.6%)
Depreciation expenses	$8,264	$8,451	2.2%
(Gain)/loss on sales of property and equipment	$(2)	$(305)	(99.3%)

     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue. The decrease in film exhibition costs for the three months ended March 31, 2005, was due to the decrease in admissions for the period, partially offset by higher per-film rental rates. As a percentage of admissions revenue, film exhibition costs were 52.4% for the three months ended March 31, 2005 as compared to 45.7% for the three months ended March 31, 2004.

     Concessions costs fluctuate with the changes in concessions revenue. As a percentage of concessions and miscellaneous revenues, concession costs were 10.5% for the three months ended March 31, 2005 as compared to 11.0% for the three months ended March 31, 2004.

     Other theatre operating costs for the three months ended March 31, 2005 were relatively flat compared to the three months ended March 31, 2004.

     General and administrative expenses for the three months ended March 31, 2005 increased 34.6% compared to the three months ended March 31, 2004 due to professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses.

     Depreciation expenses for the three months ended March 31, 2005 decreased 2.2% compared to the three months ended March 31, 2004. This decrease reflects the effect of older assets reaching maturity partially offset by the purchases of fixed assets during 2004.

     The gain on sales of property and equipment for the three months ended March 31, 2005 amounted to $2,000 compared to a gain of $305,000 for the three months ended March 31, 2004. This change reflects the reduction in sales of assets for the current period.

     Operating Income. Operating income for the three months ended March 31, 2005 decreased 75.3% to $4.9 million compared to $20.0 million for the three months ended March 31, 2004. As a percentage of revenues, operating income for the three months ended March 31, 2005 was 4.9% compared to 17.1% for the three months ended March 31, 2004.

     Interest expense. Interest expense for the three months ended March 31, 2005 decreased 20.5% to $6.6 million from $8.3 million for the three months ended March 31, 2004. The decrease is related to lower indebtedness and the lower interest rate benefits obtained through our debt refinancing that closed on February 4, 2004.

     Loss on extinguishment of debt. On February 4, 2004, the Company refinanced its debt which resulted in the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and a pre-payment premium on the retirement of its 10.375% senior subordinated notes of $7.8 million for the three months ended March 31, 2004.

     Income tax expense. We recognized income tax expense of $328,000 for the three months ended March 31, 2005, representing a combined federal and state tax rate of 38.0%, compared to income tax expense of $1.1 million for the three months ended March 31, 2004, representing a combined federal and state tax rate of 37.5%.

     Reorganization benefits. We recognized reorganization benefit of $2.4 million for the three months ended March 31, 2005, compared to reorganization benefit of $.7 million for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $26.0 million as of March 31, 2005, as compared to December 31, 2004 when our current assets exceeded our current liabilities by $2.8 million. The working capital deficit is related to the lower revenues and increased uses of cash for construction related activity. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our revolving credit agreement. At March 31, 2005, we had available borrowing capacity of $50 million under our revolving credit facility.

     On March 7, 2005, we entered into an amendment to our revolving credit agreement to allow us to make or incur consolidated capital expenditures of $40 million in fiscal year 2004 and $50 million in each fiscal year thereafter, plus the carry-over of any unused capital expenditures from the previous fiscal year.

     During the three months ended March 31, 2005, we made capital expenditures of approximately $25.5 million. Our total budgeted capital expenditures for 2005 are $50.0 million, which we anticipate will be funded by using operating cash flows, available cash from our revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.

     Net cash used in operating activities was $5.7 million for the three months ended March 31, 2005 compared to $20.1 million for the three months ended March 31, 2004. This change is principally due to lower after tax income and a reduction in cash used for working capital items, as well as the vesting of a portion of the stock grants issued under the 2002 Stock Plan.

     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipient.

     Net cash used in investing activities was $25.5 million for the three months ended March 31, 2005 compared to $2.8 million for the three months ended March 31, 2004. This increased use of cash is related to our increased capital expenditures program. The Company has under construction projects that will result in 17 additional auditoriums at existing locations, 78 screens at new theatres and 100 screens that are being remodeled.

     For the three months ended March 31, 2005, net cash used in financing activities was $8.5 million compared to net cash provided by financing activities of $8.4 million for the three months ended March 31, 2004. The use of cash for the three months ended March 31, 2005 is due to the scheduled amortization of debt, as well as the payment of cash dividends of approximately $2.1 million.

     Our liquidity needs are funded by operating cash flow, sales of surplus assets, availability under our credit agreements and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from period to period. Additionally, the ultimate performance of the film product at any time during the calendar year will have the most dramatic impact on our cash needs.

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

     As of March 31, 2005, we were in compliance with all of the financial covenants as defined in our debt agreements.

     As of March 31, 2005, we did not have any off-balance sheet financing transactions.

SUBSEQUENT EVENTS: ACQUISITION AND REFINANCING

     On April 19, 2005, the Company announced it had entered into an agreement with George G. Kerasotes Corporation (“GKC Theatres”) to acquire 100% of the stock of GKC Theatres for $66 million. The transaction is expected to close in May 2005, subject to the completion of final due diligence, customary closing conditions and regulatory approvals. As of March 31, 2005, GKC Theatres operated 30 theatres with 263 screens in Illinois, Michigan, Indiana and Wisconsin.

     On April 28, 2005, the Company announced that it has received a commitment from Bear Stearns Corporate Lending, Inc. to provide $455 million in new senior secured credit facilities. The facilities will include a $100 million five year revolving credit facility and $355 million in term loan facilities. The term loan facilities will consist of a fully drawn $170 million seven year maturity term loan and a $185 million delayed draw term loan with a twenty-four month commitment.

     The Company intends to use the proceeds from the facilities to fund the acquisition of GKC Theatres, to repay borrowings under the Company’s current $98.750 million term loan, for general corporate purposes and to fund potential future acquisitions. The refinancing is expected to close not before May 18, 2005 and no later than June 15, 2005.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “will,” or similar expressions. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product and the opening or closing of theatres during 2005 and 2006.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit facility and our five-year term loan credit facility are based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our $100 million term loan credit agreement by $1 million on an annual basis. If our $50 million revolving credit agreement was fully drawn a 1% increase in interest rates would increase interest expense $500,000 on an annual basis. The interest rate on our 7.500% senior subordinated notes is fixed and changes in interest rates will have no effect on annual interest expense.

     A substantial number of our theatre leases have increases contingent on changes in the Consumer Price Index (“CPI”). A 1.0% change in the CPI would not have a material effect on rent expense.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

     As a result of these control deficiencies, management performed additional procedures to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in the Company’s quarterly report on Form 10-Q fairly state in all material respects the Company’s financial condition, results of operations and cash flows for the periods in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

     There were no changes to our internal control over financial reporting during the first quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

     In its Form 10-K/A filed on May 2, 2005, the Company reported certain material weaknesses to its internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company reported the following material weaknesses in its internal control over financial reporting, which continued to exist as of March 31, 2005:

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

     As of the end of the period covered by this quarterly report, the Company had not implemented the remediation described above. Accordingly, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the end of the first quarter of 2005.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. The Company has established a reserve of $1.0 million for potential litigation. The Company relied on the provisions of Financial Accounting Standard No. 5, Accounting for Contingencies in establishing this reserve. The Company determined that it was probable that a liability had been incurred based on the filing of a lawsuit by the EEOC as described below. Additionally, the Company determined the amount of the loss could be reasonably estimated based on the demands of the claimants. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us.

     On or about September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D. North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC seeks injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On or about November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors seek injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (very similar to the other intervenors’ complaints) on April 19, 2005. The case is now in the discovery period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     In a Current Report on Form 8-K filed on March 28, 2005, we announced that on March 7, 2005 we entered into an amendment to our revolving credit agreement to allow us to make or incur maintenance consolidated capital expenditures and discretionary consolidated capital expenditures of $40 million in fiscal year 2004 and $50 million in each fiscal year thereafter, plus any carry over discretionary capital expenditures from the previous fiscal year.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation.

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Amendment No. 1 to Credit and Guarantee Agreement dated as of March 7, 2005, among the Company, the Guarantors named therein, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent and the Lenders as defined therein (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.2	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.3	2004 Annual Cash Bonuses for Carmike’s Named Executive Officers (filed as Exhibit 99.1 to Carmike’s Current Report on Form 8-K filed March 28 2005 and incorporated herein by reference).

10.4	2005 Base Salaries for Carmike’s Named Executive Officers (filed as Exhibit 99.2 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.5	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 9 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities

Exhibit
Number	Description
Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: May 10, 2005	By:	/s/ Michael W. Patrick

Michael W. Patrick President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer) (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Martin A. Durant

Martin A. Durant Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation.

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Amendment No. 1 to Credit and Guarantee Agreement, dated as of March 7, 2005, among the Company, the Guarantors named therein, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent and the Lenders as defined therein (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.2	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.3	2004 Annual Cash Bonuses for Carmike’s Named Executive Officers (filed as Exhibit 99.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.4	2005 Base Salaries for Carmike’s Named Executive Officers (filed as Exhibit 99.2 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.5	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 9 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.