Form 10-Q
period 2005-06-30
CARMIKE CINEMAS INC
filed 2005-08-09
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ____________________
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
Common Stock, par value $0.03 per share —12,309,002 shares outstanding as of June 30, 2005

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,589	$56,944
Restricted cash	1,000	—
Accounts and notes receivable	1,885	1,464
Inventories	2,179	1,459
Prepaid expenses	6,891	6,252

Total current assets	13,544	66,119
Other assets:
Restricted cash	2,200	—
Investment in and advances to partnerships	3,745	2,718
Deferred income tax asset	49,445	54,414
Assets held for sale	5,147	6,534
Other	26,725	21,027

Total other assets	87,262	84,693
Property and equipment, net of accumulated depreciation	555,564	469,502
Goodwill and other intangibles, net of accumulated amortization	41,665	23,354

Total assets	$698,035	$643,668

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,557	$22,710
Accrued expenses	39,033	35,582
Dividends payable	2,154	2,128
Current maturities of long-term debt, capital lease obligations and long-term financing obligations	3,406	2,872

Total current liabilities	59,150	63,292
Long-term liabilities:
Long-term debt, less current maturities	318,300	248,000
Capital lease obligations and long-term financing obligations, less current maturities	71,724	72,530

	390,024	320,530
Other	2,200	—

Liabilities subject to compromise	—	1,348
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of June 30, 2005 and December 31, 2004, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding as of June 30, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2004	374	365
Paid-in capital	310,349	308,990
Treasury stock, 146,620 shares at cost	(5,210)	—
Retained deficit	(58,852)	(50,857)

	246,661	258,498

Total liabilities and stockholders’ equity	$698,035	$643,668

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Admissions	$78,780	$88,353	$146,349	$167,902
Concessions and other	40,989	44,743	75,103	82,122

	119,769	133,096	221,452	250,024
Costs and Expenses
Film exhibition costs	46,920	49,103	82,302	85,425
Concession costs	4,447	4,943	8,043	9,069
Other theatre operating costs	47,744	45,984	92,178	90,554
General and administrative expenses	5,607	5,116	10,675	8,881
Depreciation expenses	9,733	8,628	17,997	17,246
Gain on sales of property and equipment	(424)	(272)	(426)	(577)

	114,027	113,502	210,769	210,598
Operating income	5,742	19,594	10,683	39,426
Other expenses
Interest expense	6,788	5,933	13,358	14,027
Loss on extinguishment of debt	5,795	—	5,795	9,579

Income (loss) before reorganization costs and income taxes	(6,841)	13,661	(8,470)	15,820
Reorganization expense (benefit)	3	(3,205)	(2,388)	(3,881)

Income (loss) before income taxes	(6,844)	16,866	(6,082)	19,701
Income tax expense (benefit)	(2,723)	6,325	(2,395)	7,388

Net income (loss) available for common stockholders	$(4,121)	$10,541	$(3,687)	$12,313

Weighted average shares outstanding:
Basic	12,212	11,991	12,175	11,414
Diluted	12,701	12,830	12,672	12,179
Net income (loss) per common share:
Basic	$(0.34)	$0.88	$(0.30)	$1.08
Diluted	$(0.34)	$0.82	$(0.30)	$1.01
Dividend declared per common share	$0.175	$—	$0.35	$—
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income (loss)	$(3,687)	$12,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17,997	17,246
Deferred income taxes	(2,343)	6,993
Non-cash compensation	1,828	3,018
Reorganization items	(2,391)	(3,413)
Loss on extinguishment of debt	5,795	1,792
Gain on real estate sales	(426)	(577)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(98)	629
Prepaid expenses	(135)	(9,613)
Accounts payable	(6,443)	(10,121)
Accrued expenses and other liabilities	(16,932)	(3,107)

Net cash provided by (used in) operating activities	(6,835)	15,160
Investing Activities
Purchases of property and equipment	(49,089)	(12,945)
Acquisition of GKC Theatres’ stock, net of cash acquired	(58,883)	—
Funding of GKC acquisition escrow account	(3,200)	1,125
Proceeds from sales of property and equipment	1,706	—

Net cash used in investing activities	(109,466)	(11,820)
Financing Activities
Debt:
Additional borrowings	170,000	250,000
Repayments of long-term debt	(99,184)	(324,500)
Repayments of liabilities subject to compromise	(958)	(9,115)
Repayments of capital leases and long-term financing obligations	(788)	(581)
Issuance of common stock, net	1,368	89,893
Purchase of treasury stock	(5,210)	—
Dividends paid	(4,282)	—

Net cash provided by (used in) financing activities	60,946	5,697

Increase (decrease) in cash and cash equivalents	(55,355)	9,037
Cash and cash equivalents at beginning of period	56,944	41,236

Cash and cash equivalents at end of period	$1,589	$50,273

See accompanying notes
Significant Non-Cash Transactions:
In connection with the acquisition of GKC Theatres, the Company assumed liabilities of $4.2 million, a deferred tax liability of $7.8 million and established a restricted cash escrow account of $3.2 million for certain deferred payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three and Six Months Ended June 30, 2005 and 2004
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair statement have been included. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 is $.8 million and $1.6 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting for the three months ended June 30, 2005 and 2004 and $.8 million from variable accounting for the three months ended June 30, 2004.) Additionally, reflected in the Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 is $1.8 million and $3.0 million, respectively, of stock-based employee compensation costs related to stock grants ($1.6 million from fixed accounting for the six months ended June 30, 2005 and 2004 and $.2 million and $1.4 million, respectively, from variable accounting for the six months ended June 30, 2005 and 2004). See Note 13 to “Notes To Consolidated Financial Statements” for a discussion of Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”).
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

	2005	2004
Expected life (years)	9.0	9.0
Risk-free interest rate	4.40%	4.34%
Dividend yield	1.90%	0.00%
Expected volatility	0.40	0.40

Had compensation cost been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) available for common stock:
As reported	$(4,121)	$10,541	$(3,687)	$12,313
Plus: expense recorded on deferred stock compensation, net of related tax effects	470	1,018	1,089	1,886
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(820)	(978)	(1,639)	(1,902)

Pro forma — for SFAS No. 123	$(4,471)	$10,581	$(4,237)	$12,297

Basic net earnings per common share:
As reported	$(0.34)	$0.88	$(0.30)	$1.08
Pro forma — for SFAS No. 123	$(0.37)	$0.88	$(0.35)	$1.08
Diluted net earnings per common share:
As reported	$(0.34)	$0.82	$(0.30)	$1.01
Pro forma — for SFAS No. 123	$(0.35)	$0.82	$(0.33)	$1.01
The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on May 19, 2005. The dividend was paid on August 1, 2005 to stockholders of record as of July 5, 2005. The aggregate amount of this dividend is approximately $2.2 million.
NOTE 2 — ASSETS HELD FOR SALE
The Company has $5.1 million in surplus long-term real estate assets held for sale as of June 30, 2005. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. No impairment was deemed necessary on the assets in the second quarter of 2005. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.
NOTE 3 — OTHER ASSETS
Other assets are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Loan/lease origination fees	$21,133	$17,298
Deposits and binders	5,550	3,689
Notes receivable less short-term maturity and other assets	42	40

	$26,725	$21,027

NOTE 4 — ACQUISITION OF GKC THEATRES
     On May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $62.1 million, adjusted for working capital of $3.9 million. The GKC Theatres acquisition upholds our traditional focus by taking advantage of opportunistic small market acquisitions. The purchase price was negotiated using the historical average cash flows for the previous five year period ending December 31, 2004 and adjusted for other assets acquired and liabilities assumed. The consolidated financial statements for and as of the six month period ended June 30, 2005 include the assets and liabilities and the operating results for the period from acquisition date through June 30, 2005. Pursuant to SFAS 141, Business Combinations (“SFAS 141”), the Company applied purchase accounting to the transaction, resulting in recognition of additional property and equipment of $53.8 million. A draft valuation of certain tangible and intangible assets acquired was issued by KPMG, LLP in July 2005. A final valuation report is expected to be received during the third quarter of 2005. The Company recognized additional goodwill and other intangibles of approximately $18.0 million from the transaction. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
     Actual cash paid at closing was $58.9 million of the net purchase price of $62.1 million, adjusted for working capital of $3.9 million. As stipulated, in the purchase agreement, the remainder of the purchase price, $3.2 million, was set aside in an escrow account. The $3.2 million has been classified as restricted cash in the Company’s consolidated balance sheet. The Company has recorded a liability of $1.0 million in current accrued expenses and $2.2 million in other liabilities in the Company’s consolidated balance sheet, representing deferred payments. The current escrow amount of $1.0 million is to be settled within 120 days of the date of acquisition while the long-term escrow amount of $2.2 million is to be settled within 18 months of the date of acquisition.
The following is a summary of the preliminary allocations of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition (in thousands):

Current assets	$1,547
Land	14,809
Buildings, leasehold improvements and equipment, net	38,952
Goodwill	14,897
Other intangible assets	3,414
Other non-current assets	519
Current liabilities	(4,224)
Other non-current liabilities	(7,831)

Total purchase price	$62,083

Pro Forma Results of Operations
     The following pro forma results of operations for the three and six months ended June 30, 2005 and the three and six months ended June 30, 2004 assumes the acquisition occurred at the beginning of the fiscal year January 1, 2004 and reflects the full results of operations for the three month and six month periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.
(in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$124,776	$147,743	$238,528	$277,767
Income from operations	$4,474	$21,538	$9,440	$42,794
Net Income (loss)	$(4,952)	$11,550	$(4,662)	$14,014
Earnings per share
Basic:	$(0.41)	$0.96	$(0.38)	$1.23
Diluted:	$(0.41)	$0.90	$(0.38)	$1.15
NOTE 5 — DEBT
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Former revolving credit facility	$—	$—
New revolving credit facility	—	—
Former term loan	—	99,000
New term loan	170,000	—
New delayed draw term loan	—	—
7.500% senior subordinated notes	150,000	150,000
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	113	315

	320,113	249,315
Current maturities	(1,813)	(1,315)

	$318,300	$248,000

New Financing Transactions
     On May 19, 2005, the Company entered into a new credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The new credit agreement provides for new senior secured credit facilities in the aggregate principal amount of $405.0 million.
     The new senior secured credit facilities consist of:
•      a $170.0 million seven year term loan facility used to finance the transactions described below;
•      a $185.0 million seven year delayed-draw term loan facility, with a twenty-four month commitment available to finance permitted acquisitions and related fees and expenses; and
•      a $50.0 million five year revolving credit facility available for general corporate purposes.
In addition, the new credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125.0 million.
     The Company used the $170.0 million new term loan, in addition to approximately $4.6 million of available cash, to (1) fund the $62.1 million net purchase price of the previously announced acquisition of George G. Kerasotes Corporation, (2) repay borrowings of approximately $101.2 million (including principal, interest and fees) under the Company’s former term loan facility, (3) repay approximately $5.1 million of outstanding borrowings (including accrued interest and fees) under the Company’s former revolving credit facility, and (4) pay related fees and expenses. The Company did not draw upon the new revolving credit facility in connection with these transactions.
     In connection with the transactions described above, the Company terminated its former $50 million revolving credit facility and repaid approximately $5.1 million, which included $5.0 million in unpaid outstanding principal and $0.1 million in accrued interest and fees. Also, the Company terminated its former $100 million term loan, and repaid approximately $98.8 million in principal, $.4 million of accrued interest and paid $2.0 million in prepayment fees. The Company recognized a $5.8 million loss on its extinguishment of debt which consisted of $3.8 million of loan fees related to its February 4, 2004 credit facilities and a $2.0 million prepayment premium on the retirement of its term loan.
     The interest rate for borrowings under the new term loan is set from time to time at the Company’s option (subject to certain conditions set forth in the new credit agreement) at either: (1) a specified base rate (equal to the greater of the Prime Rate and the Federal Funds Effective Rate in effect on such day plus 0.50%) plus 1.50% or (2) the Eurodollar Base Rate (as defined in the new credit agreement) divided by the difference between one and the Eurocurrency Reserve Requirements (as defined in the new credit agreement) plus 2.50%. The final maturity date of the new term loan is May 19, 2012.
     The interest rate for borrowings under the new revolving credit facility for the initial six-month period is set from time to time at the Company’s option (subject to certain conditions set forth in the new credit agreement) at either: (1) a specified base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the new revolving credit facility are based on the Company’s consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the new credit agreement) ranging from 1.50% to 2.25%. The final maturity date of the new revolving credit facility is May 19, 2010.
     The new credit agreement requires that mandatory prepayments be made with respect to the new senior secured credit facilities from (1) 100% of the net cash proceeds from certain asset sales and dispositions and issuances of certain debt, (2) various percentages (ranging from 75% to 0% depending on the Company’s consolidated leverage ratio) of excess cash flow tested annually as defined in the new credit agreement, and (3) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.
     The new senior secured credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:
•	pay dividends or make any other restricted payments;

•	incur additional indebtedness;

•	create liens on its assets;

•	make certain investments or acquisitions;

•	sell or otherwise dispose of assets;

•	consolidate, merge or otherwise transfer all or any substantial part of its assets;

•	enter into transactions with its affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of its assets.
     The new senior secured credit facilities also contain financial covenants that require the Company to maintain quarterly specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the new credit agreement.
     Generally, the new senior secured credit facilities do not place restrictions on the Company’s ability to make capital expenditures. However, the Company may not make any capital expenditure if any default or event of default under the new credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the new credit agreement on a pro forma basis after giving effect to the capital expenditure.
     The Company’s failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the new senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the new revolving credit facility and the new term loan facilities due and payable. As of June 30, 2005, the Company was in compliance with all of the financial covenants. Other events of default under the new senior secured credit facilities include:
•      the Company’s failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);
•      the occurrence of a change of control (as defined in the new credit agreement); or
•      a breach or default by the Company or its subsidiaries on the payment of principal of any Indebtedness (as defined in the new credit agreement) in an aggregate amount greater than $5.0 million.
     The new senior secured credit facilities are guaranteed by each of the Company’s significant subsidiaries and collateralized by a perfected first priority security interest in substantially all of the Company’s present and future assets.
     The Company may voluntarily pre-pay the term loans, in whole or in part, without premium or penalty.
NOTE 6 — PROCEEDINGS UNDER CHAPTER 11
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
     Reorganization expense (benefit) for the three and six month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Change in estimate for general Unsecured claims	$—	$(2,908)	$(391)	$(4,070)
Professional fees and other	3	(297)	(1,997)	189

	$3	$(3,205)	$(2,388)	$(3,881)

NOTE 7 — LIABILITIES SUBJECT TO COMPROMISE
     At December 31, 2004, the Company had approximately $1.3 million in disputed unsecured claims outstanding. During the three months ended March 31, 2005, all of the outstanding claims were resolved resulting in a change in estimate of $0.4 million and settlements of $0.9 million.
NOTE 8 — INCOME TAXES
     At June 30, 2005, the Company had deferred tax assets of approximately $49.4 million remaining. The income tax benefit of $2.7 million for the three months ended June 30, 2005, reflects a combined federal and state tax rate of 40.4%.
     The sale of shares in the offering of August, 2004, caused the Company to undergo an “ownership change” within the meaning of section 382 (g) of the Internal Revenue Code of 1986, as amended. The ownership change will subject our net operating loss carry forwards to an annual limitation on their use, which will restrict our ability to use them to offset our taxable income in periods following the ownership change.
     The Company’s federal and state net operating loss increased from $84.2 million at March 31, 2005, to $91.3 million at June 30, 2005. The difference reflects an increase of $7.1 million for the three months ended June 30, 2005.
NOTE 9 — STOCK PLANS
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
     Of the 220,000 shares granted to members of senior management, 204,360 shares were earned as of June 30, 2005, subject only to vesting requirements and 15,640 shares have been forfeited. The Company has included in stockholders’ equity $7.4 million and $15.4 million at June 30, 2005 and December 31, 2004, respectively, related to the unvested shares within the 2002 Stock Plan.
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
     On May 19, 2005, the Compensation and Nominating Committee approved a restricted stock grant, pursuant to the 2004 Incentive Stock Plan, of 250 shares for each non-employee director of the Company which is to be issued annually as a component of their non-employee director compensation. These annual grants began on May 19, 2005 with a total of 1,500 restricted shares being issued. This restricted stock grant will be made annually to each of the non-employee directors of the Company serving at the time of the Board of Directors annual meeting. All shares are forfeitable any time prior to the vesting date, which is one year from the date of grant, if such director ceases to serve as a director of the Company other than upon death or disability.
     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipients.
NOTE 10 — EARNINGS PER SHARE
     Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 9. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Outstanding shares	12,308	12,152	12,272	11,575
Less restricted stock issued	(97)	(161)	(97)	(161)

Basic shares outstanding	12,211	11,991	12,175	11,414
Dilutive shares:
Restricted stock	85	101	86	98
Stock grants	368	560	369	553
Stock options	37	178	42	114

	12,701	12,830	12,672	12,179

Earnings per share:
Basic	$(0.34)	$0.88	$(0.30)	$1.08
Diluted	$(0.34)	$0.82	$(0.30)	$1.01

NOTE 11 — CONDENSED FINANCIAL DATA
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
     Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):
Condensed Consolidating Balance Sheets
As of June 30, 2005
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(949)	$2,462	$76	$—	1,589
Restricted cash	1,000	—	—	—	1,000
Accounts and notes receivable	1,608	278	(1)	—	1,885
Inventories	483	1,684	12	—	2,179
Prepaid expenses	2,711	4,127	53	—	6,891

Total current assets	4,853	8,551	140	—	13,544
Other assets:
Restricted cash	2,200	—	—	—	2,200
Investment in and advances to partnerships	507	3,238	—	—	3,745
Investment in subsidiaries	183,902	—	—	(183,902)	—
Deferred income tax asset	28,413	21,032	—	—	49,445
Assets held for sale	402	4,745	—	—	5,147
Other	20,990	5,735	—	—	26,725
Intercompany asset	236,142	2,225	3,069	(241,436)	—
Property and equipment, net of accumulated depreciation	127,232	422,575	5,757	—	555,564
Goodwill and other intangibles, net of accumulated amortization	5,914	35,751	—	—	41,665

Total assets	$610,555	$503,852	$8,966	$(425,338)	$698,035

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,266	$6,152	$139	$—	$14,557
Accrued expenses	19,445	19,312	276	—	39,033
Dividends payable	2,154	—	—	—	2,154
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	2,044	1,362	—	—	3,406

Total current liabilities	31,909	26,826	415	—	59,150
Long-term debt, less current maturities	318,300	—	—	—	318,300
Capital lease and long-term financing obligations less current maturities	11,486	60,238	—	—	71,724
Other	2,200	—	—	—	2,200
Intercompany liability	—	241,252	184	(241,436)	—
Stockholders’ equity	246,660	175,536	8,367	(183,902)	246,661

Total liabilities and stockholders’ equity	$610,555	$503,852	$8,966	$(425,338)	$698,035

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2005
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$14,557	$63,197	$1,026	$—	$78,780
Concessions and other	12,159	32,841	478	(4,489)	40,989

	26,716	96,038	1,504	(4,489)	119,769
Costs and expenses
Film exhibition costs	8,732	37,580	608	—	46,920
Concession costs	768	3,638	41	—	4,447
Other theatre operating costs	10,250	41,493	490	(4,489)	47,744
General and administrative expenses	5,453	86	68	—	5,607
Depreciation expenses	2,226	7,412	95	—	9,733
(Gain) loss on disposal of property and equipment	(424)	—	—	—	(424)

	27,005	90,209	1,302	(4,489)	114,027

Operating income (loss)	(289)	5,829	202	—	5,742
Interest expense	102	6,686	—	—	6,788
Loss on extinguishment of debt	5,795	—	—	—	5,795

Net income (loss) before reorganization costs and income taxes	(6,186)	(857)	202	—	(6,841)
Reorganization expense	3	—	—	—	3

Net income (loss) before income taxes and equity in earnings of subsidiaries	(6,189)	(857)	202	—	(6,844)
Income tax expense (benefit)	(2,461)	(343)	81	—	(2,723)

	(3,728)	(514)	121	—	(4,121)
Equity in earnings of subsidiaries	(393)	—	—	393	—

Net income (loss) available for common stockholders	$(4,121)	$(514)	$121	$393	$(4,121)

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2005
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$27,922	$116,588	$1,839	$—	$146,349
Concessions and other	23,972	59,525	836	(9,230)	75,103

	51,894	176,113	2,675	(9,230)	221,452
Costs and expenses
Film exhibition costs	15,483	65,781	1,038	—	82,302
Concession costs	1,470	6,501	72	—	8,043
Other theatre operating costs	20,435	79,965	950	(9,172)	92,178
General and administrative expenses	10,523	84	126	(58)	10,675
Depreciation expenses	4,124	13,672	201	—	17,997
(Gain) loss on disposal of property and equipment	(427)	1	—	—	(426)

	51,608	166,004	2,387	(9,230)	210,769

Operating income (loss)	286	10,109	288	—	10,683
Interest expense	162	13,196	—	—	13,358
Loss on extinguishment of debt	5,795	—	—	—	5,795

Net income (loss) before reorganization costs and income taxes	(5,671)	(3,087)	288	—	(8,470)
Reorganization benefit	(2,388)	—	—	—	(2,388)

Net income (loss) before income taxes and equity in earnings of subsidiaries	(3,283)	(3,087)	288	—	(6,082)
Income tax expense (benefit)	(1,212)	(1,301)	118	—	(2,395)

	(2,071)	(1,786)	170	—	(3,687)
Equity in earnings of subsidiaries	(1,616)	—	—	1,616	—

Net income (loss) available for common stockholders	$(3,687)	$(1,786)	$170	$1,616	$(3,687)

Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2005
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(3,687)	$(1,786)	$170	$1,616	$(3,687)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,124	13,672	201	—	17,997
Deferred income taxes	(1,042)	(1,301)	—	—	(2,343)
Non-cash deferred compensation	1,828	—	—	—	1,828
Non-cash reorganization items	(2,391)	—	—	—	(2,391)
Loss on extinguishment of debt	5,795	—	—	—	5,795
Gain on sales of property and equipment	(427)	1	—	—	(426)
Changes in operating assets and liabilities	(102,594)	85,064	(4,462)	(1,616)	(23,608)

Net cash used in operating activities	(98,394)	95,650	(4,091)	—	(6,835)
Investing activities
Purchases of property and equipment	(9,570)	(38,804)	(715)	—	(49,089)
Acquisition of GKC Theatres’ stock	—	(58,883)	—	—	(58,883)
Funding of GKC acquisition escrow account, net of cash acquired	(3,200)	—	—	—	(3,200)
Proceeds from sale of property and equipment	1,707	(1)	—	—	1,706

Net cash used in investing activities	(11,063)	(97,688)	(715)	—	(109,466)
Financing activities
Additional borrowing, net of debt issuance costs	170,000	—	—	—	170,000
Repayments of long-term debt	(100,595)	(335)	—	—	(100,930)
Issuance of common stock, net	1,368	—	—	—	1,368
Purchase of treasury stock	(5,210)	—	—	—	(5,210)
Dividends paid	(4,282)	—	—	—	(4,282)

Net cash provided by (used in) financing activities	61,281	(335)	—	—	60,946

Decrease in cash and cash equivalents	(48,176)	(2,373)	(4,806)	—	(55,355)
Cash and cash equivalents at beginning of period	47,227	4,835	4,882	—	56,944

Cash and cash equivalents at end of period	$(949)	$2,462	$76	$—	$1,589

Significant Non-Cash Transactions:
In connection with the acquisition of GKC Theatres, the Company assumed liabilities of $4.2 million, a deferred tax liability of $7.8 million and established a restricted cash escrow account of $3.2 million for certain deferred payments,

Condensed Consolidating Balance Sheets
As of December 31, 2004
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,227	$4,835	$4,882	$—	$56,944
Accounts and notes receivable	1,322	142	—	—	1,464
Inventories	385	1,062	12	—	1,459
Prepaid expenses	2,329	3,870	53	—	6,252

Total current assets	51,263	9,909	4,947	—	66,119
Other assets:
Investment in and advances to partnerships	9,331	2,718	—	(9,331)	2,718
Investment in subsidiaries	114,031	—	—	(114,031)	—
Deferred income tax asset	27,320	27,094	—	—	54,414
Assets held for sale	1,781	4,753	—	—	6,534
Other	15,899	5,127	1	—	21,027
Intercompany asset	221,032	2,220	—	(223,252)	—
Property and equipment, net	113,538	351,122	4,841	1	469,502
Goodwill	5,914	17,440	—	—	23,354

Total assets	$560,109	$420,383	$9,789	$(346,613)	$643,668

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,710	$4,920	$80	$—	$22,710
Accrued expenses	19,293	15,910	379	—	35,582
Dividends payable	2,128	—	—	—	2,128
Current maturities of long-term indebtedness, capital lease and long-term financings obligations	1,532	1,340	—	—	2,872

Total current liabilities	40,663	22,170	459	—	63,292
Long-term debt less current maturities	248,000	—	—	—	248,000
Capital lease and long-term financing obligations less current maturities	11,600	60,930	—	—	72,530
Intercompany liabilities	—	222,118	1,134	(223,252)	—
Liabilities subject to compromise	1,348	—	—	—	1,348
Stockholders’ equity	258,498	115,165	8,196	(123,361)	258,498

Total liabilities and stockholders’ equity	$560,109	$420,383	$9,789	$(346,613)	$643,668

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2004
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$17,665	$69,436	$1,252	$—	$88,353
Concessions and other	15,030	35,398	561	(6,246)	44,743

	32,695	104,834	1,813	(6,246)	133,096
Costs and expenses
Film exhibition costs	8,978	39,522	603		49,103
Concession costs	904	3,984	55		4,943
Other theatre operating costs	10,144	41,365	721	(6,246)	45,984
General and administrative expenses	5,116	—	—		5,116
Depreciation expenses	1,929	6,579	120		8,628
(Gain)/loss on sales of property and equipment	1	233	(506)		(272)

	27,072	91,683	993	(6,246)	113,502

Operating income	5,623	13,151	820	—	19,594
Interest expense (income)	(511)	6,444	—		5,933

Net income before reorganization costs and income taxes	6,134	6,707	820	—	13,661
Reorganization benefit	(3,205)	—	—	—	(3,205)

Income before income taxes and equity in earnings of subsidiaries	9,339	6,707	820	—	16,866
Income tax expense	3,502	2,823	—	—	6,325

	5,837	3,884	820	—	10,541
Equity in earnings of subsidiaries	4,704	—	—	(4,704)	—

Net income for common stockholders	$10,541	$3,884	$820	$(4,704)	$10,541

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2004
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$33,076	$132,269	$2,557	$—	$167,902
Concessions and other	28,275	64,604	1,096	(11,853)	82,122

	61,351	196,873	3,653	(11,853)	250,024
Costs and expenses
Film exhibition costs	16,046	68,116	1,263		85,425
Concession costs	1,671	7,294	104		9,069
Other theatre operating costs	20,266	80,911	1,230	(11,853)	90,554
General and administrative expenses	8,887	(182)	176		8,881
Depreciation expenses	3,849	13,157	240		17,246
Gain on sales of property and equipment	(9)	(62)	(506)		(577)

	50,710	169,234	2,507	(11,853)	210,598

Operating income	10,641	27,639	1,146	—	39,426
Interest expense	712	13,315	—		14,027
Loss on extinguishment of debt	9,579	—	—		9,579

Income before reorganization costs and income taxes	350	14,324	1,146	—	15,820
Reorganization expense	(3,881)	—	—		(3,881)

Income before income taxes and equity in earnings of subsidiaries	4,231	14,324	1,146	—	19,701
Income tax expense	1,587	5,801	—		7,388

	2,644	8,523	1,146	—	12,313
Equity in earnings of subsidiaries	9,669	—	—	(9,669)	—

Net income for common stockholders	$12,313	$8,523	$1,146	$(9,669)	$12,313

Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2004
(in thousands)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$12,313	$8,523	$1,146	$(9,669)	$12,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,849	13,157	240	—	17,246
Deferred income taxes	1,523	5,470	—	—	6,993
Non-cash deferred compensation	3,018	—	—	—	3,018
Non-cash reorganization items	(3,413)	—	—	—	(3,413)
Loss on extinguishment of debt	1,792	—	—	—	1,792
Gain on sales of property and equipment	(9)	(62)	(506)	—	(577)
Changes in operating assets and liabilities	(2,629)	(31,325)	2,073	9,669	(22,212)

Net cash used in operating activities	16,444	(4,237)	2,953	—	15,160
Investing activities
Purchases of property and equipment	(9,394)	(1,602)	(1,949)	—	(12,945)
Proceeds from sale of property and equipment	17	1,108	—	—	1,125

Net cash used in investing activities	(9,377)	(494)	(1,949)	—	(11,820)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—	—	—	250,000
Repayments of debt	(333,656)	(540)	—	—	(334,196)
Issuance of common stock, net	89,893	—	—	—	89,893

Net cash provided by (used in) financing activities	6,237	(540)	—	—	5,697

Increase (decrease) in cash and cash equivalents	13,304	(5,271)	1,004	—	9,037
Cash and cash equivalents at beginning of period	24,982	13,788	2,466	—	41,236

Cash and cash equivalents at end of period	$38,286	$8,517	$3,470	$—	$50,273

NOTE 12 — LEGAL PROCEEDINGS
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
     On September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D., North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC sought injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors sought injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (very similar to the other intervenors’ complaints) on April 19, 2005. The parties resolved the case following mediation on July 29, 2005, and agreed to a settlement of $765 thousand. The final settlement is subject to preparation and review of a final settlement agreement and related documents.
NOTE 13 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”).
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
     SFAS 123(R) must be adopted no later than the beginning of the Company’s 2006 fiscal year. Based on our valuation under the Black-Scholes option valuation model, presently used by the Company and still appropriate under SFAS 123(R), the Company estimates additional compensation expense from adoption to be approximately $1.0 million for the years ended December 31, 2005 and 2006. The Company will evaluate other valuation methods, prior to implementation, to determine the most appropriate for the Company. See Note 1 to “Notes To Consolidated Financial Statements” for the calculation of the Company’s stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).
NOTE 14 — RECLASSIFICATIONS
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
GKC THEATRES ACQUISITION
     On May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $62.1 million, adjusted for working capital of $3.9 million. The Company’s consolidated financial statements for and as of the three and six month periods ended June 30, 2005, include the assets and liabilities and the operating results of GKC Theatres beginning with the acquisition date. With the GKC Theatres acquisition, we added 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
RESULTS OF OPERATIONS
     Comparison of Three and Six Months Ended June 30, 2005 and 2004
     Revenues.
     The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Average theatres	302	291	292	291
Average screens	2,385	2,220	2,281	2,229
Average attendance per screen	6,208	7,698	12,083	14,622
Average admission price	$5.32	$5.16	$5.31	$5.15
Average concession sales per patron	$2.77	$2.61	$2.72	$2.52
Total attendance (in thousands)	14,807	17,090	27,561	32,592
Total revenues (in thousands)	$119,769	$133,096	$221,452	$250,024
     Total revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 decreased 10.0%. This decrease is due to a 13.4% decrease in total attendance partially offset by increases in average admission and concession prices. Total revenues for the six months ended June 30, 2005 decreased 11.4%. This decrease is due to a 15.4% decrease in total attendance partially offset by increases in average admission and concession prices. The decrease in attendance was driven by the poor box office performance of many films during the three and six months ended June 30, 2005. We operated 311 theatres with 2,471 screens as of June 30, 2005 compared to 291 theatres with 2,229 screens as of June 30, 2004.
     The table below shows the activity of theatre openings, closures and acquisitions for the three months ended June 30, 2005.

			Average
			Screens/
	Theatres	Screens	Theatre
Total at March 31, 2005	281	2,187	7.8
GKC Theatre acquisition	30	263
Opens/reopens	4	43
Closures	(4)	(22)

Total at June 30, 2005	311	2,471	8.0

     The closures shown above were the result of normal lease expirations. The Company incurred no additional liability due to these closures.

     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Admissions	65.8%	66.4%	66.1%	67.2%
Concession & Other	34.2	33.6	33.9	32.8

Total Revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	59.6%	55.6%	56.2%	50.9%
Concession costs (2)	10.8	11.0	10.7	11.0
Other theatre operating costs	39.9	34.5	41.6	36.2
General and administrative	4.7	3.8	4.8	3.6
Depreciation expenses	8.1	6.6	8.1	6.9
Gain on sales of property and equipment	(0.4)	(0.2)	(0.2)	(0.2)

Total costs and expenses	95.2	85.4	95.2	84.2

Operating income	4.8	14.6	4.8	15.8
Interest expense	5.7	4.3	6.1	5.6
Loss on extinguishment of debt	4.8	0.0	2.6	3.8

Income (loss) before reorganization costs and income taxes	(5.7)	10.3	(3.8)	6.3
Reorganization expense (benefit)	0.0	(2.4)	(1.1)	(1.6)

Net income (loss) before income taxes	(5.7)	12.7	(2.7)	7.9
Income tax expense (benefit)	(2.3)	4.8	(1.0)	3.0

Net income (loss) available for common stockholders	(3.4)%	7.9%	(1.7)%	4.9%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.
     The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the six months ended
			% variance			% variance
	June 30,	June 30,	favorable/	June 30,	June 30,	favorable/
(in thousands)	2005	2004	(unfavorable)	2005	2004	(unfavorable)
Film exhibition costs	$46,920	$49,103	(4.4)%	$82,302	$85,425	(3.7)%
Concession costs	$4,447	$4,943	(10.0)%	$8,043	$9,069	(11.3)%
Other theatre operating costs	$47,744	$45,984	3.8%	$92,178	$90,554	1.8%
General and administrative expenses	$5,607	$5,116	9.6%	$10,675	$8,881	20.2%
Depreciation expenses	$9,733	$8,628	12.8%	$17,997	$17,246	4.4%
(Gain)/loss on sales of property and equipment	$(424)	$(272)	55.9%	$(426)	$(577)	(26.2)%
     Film Exhibition Costs. Film exhibition costs generally fluctuate in direct relation to the increases and decreases in admissions revenue. The increase in film exhibition costs on a percentage basis for the three months ended June 30, 2005, was due to an increase in per-film rental rates. As a percentage of admissions revenue, film exhibition costs were 59.6% for the three months ended June 30, 2005 as compared to 55.6% for the three months ended June 30, 2004. GKC Theatres’ film exhibition costs were 57.2% from the period of acquisition date through June 30, 2005. This increase is largely the result of more expensive high grossing films as a percentage of the total box office for the quarter. The top five films during the second quarter were Star Wars 3: Revenge of the Sith, Madagascar, The Longest Yard, Mr. and Mrs. Smith and Batman Begins. These films represent 42.3% of the total box office for the quarter and had an average film exhibition cost of 61.2%. The top five films for the second quarter 2004 represented 40.9% of the total box office and had an average film exhibition cost of 58.7%.
     Film exhibition costs for the six months ended June 30, 2005 decreased 3.7% to $82.3 million from $85.4 million for the six months ended June 30, 2004 due to the decrease in admission revenues of $21.5 million, offset somewhat by higher film rent percentages on the products played during the six month period ended 2005 as compared to 2004. Included in the six month period ending 2004 was “The Passion of the Christ”, an unusually high grossing and lower film rent movie.
     Concession Costs. Concession costs fluctuate with the changes in concessions revenue. As a percentage of concessions and other revenues, concession costs decreased to 10.8% of concession and other revenue for the three months ended June 30, 2005, as compared to 11.0% of concession and other revenue for the three months ended June 30, 2004. Concession costs, as a percentage of concessions and other revenues for the six months ended June 30, 2005, were 10.7% as compared to 11% for the six months ended June 30, 2004. We continue to focus on limited, high margin product offerings such as popcorn and soft drinks to keep our concession costs low.
     Other Theatre Operating Costs. Other theatre operating costs for the three months ended June 30, 2005 increased 3.8% compared to the three months ended June 30, 2004. The increase for the three and six month periods ending June 30, 2005 was a result of increased travel, training, point of sales conversion costs and supplies relating to the GKC Theatres acquisition. Other theatre operating costs for the six months ended June 30, 2005 increased 1.8% compared to the six months ended June 30, 2004. The increase was a result of the items noted above as well as increases in professional fees, rents related to new theatre openings, repairs and replacements.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 increased 9.6% compared to the three months ended June 30, 2004. The increase was due to a rise in professional fees, costs associated with Sarbanes-Oxley compliance, salaries related to an increase in corporate staff, and travel and conversion expenses related to the GKC acquisition. General and administrative expenses for the six months ended June 30, 2005 increased 20.2% compared to the six months ended June 30, 2004. The increase was the result of the items mentioned above as well as general increases in insurance and expenses relating to the implementation of the Company’s record retention program and offsite backup data facility.
     Depreciation Expense. Depreciation expenses for the three months ended June 30, 2005 increased 12.8% compared to the three months ended June 30, 2004. This increase reflects the purchases and construction of fixed assets during 2005 and depreciation on the fixed assets acquired with the GKC Theatres acquisition for the period May 19, 2005 to June 30, 2005. Depreciation expenses for the six months ended June 30, 2005 increased 4.4% compared to the six months ended June 30, 2004. This reflects an increase in assets placed in service due to completed construction projects and depreciation on the fixed assets of GKC Theatres.
     Gain on Sales of Property and Equipment. The gain on sales of property and equipment for the three months ended June 30, 2005 amounted to $424,000 compared to a gain of $272,000 for the three months ended June 30, 2004. This increase reflects the sale of real property in the three months ended June 30, 2005, compared to the sale of depreciated property for the three months ended June 30, 2004. Gain on sales of property and equipment for the six months ended June 30, 2005 amounted to $426,000 compared to $577,000 for the six months ended June 30, 2004.
     Operating Income. Operating income for the three months ended June 30, 2005 decreased 70.7% to $5.7 million compared to $19.6 million for the three months ended June 30, 2004. GKC Theatres contributed $1.5 million to operating income from the period of acquisition date through June 30, 2005. As a percentage of revenues, operating income for the three months ended June 30, 2005 was 4.8% compared to 14.6% for the three months ended June 30, 2004. Operating income, as a percentage of revenues, for the six months ended June 30, 2005 was 4.8% compared to 15.8% for the six months ended June 30, 2004.
     Interest expense. Interest expense for the three months ended June 30, 2005 increased 14.4% to $6.8 million from $5.9 million for the three months ended June 30, 2004. The increase is related to higher indebtedness related to the GKC Theatres acquisition obtained through a refinancing of the Company’s credit facility that closed on May 19, 2005, which is described under “Liquidity and Capital Resources-New Credit Facilities”. Interest expense for the six months ended June 30, 2005 decreased 4.8% compared to the six months ended June 30, 2004 due to lower interest rates obtained through the Company’s debt refinancing in 2004.
     Loss on extinguishment of debt. The refinancing of the Company’s credit facilities resulted in the write-off of $3.8 million of loan fees related to its February 4, 2004 credit facilities. The $5.8 million loss on extinguishment of debt also included a $2.0 million pre-payment premium on the retirement of its $100.0 million term loan for the three months ended June 30, 2005.
     Reorganization expense (benefit). Insignificant activity occurred for the three months ended June 30, 2005, compared to a reorganization benefit of $3.2 million for the three months ended June 30, 2004. We recognized a reorganization benefit of $2.4 million for the six months ended June 30, 2005, compared to a reorganization benefit of $3.9 million for the six months ended June 30, 2004. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
     Income tax expense. The Company recognized an income tax benefit of $2.7 million for the three months ended June 30, 2005, representing a combined federal and state tax rate of 40.4%, compared to income tax expense of $6.3 million for the three months ended June 30, 2004, representing a combined federal and state tax rate of 37.5%. The income tax benefit for the six months ended June 30, 2005 was $2.4 million compared to income tax expense of $7.4 million for the six months ended June 20, 2004.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $45.6 million as of June 30, 2005, as compared to December 31, 2004 when our current assets exceeded our current liabilities by $2.8 million. The working capital deficit is related to lower revenues during the first six months of 2005, increased uses of cash for construction related activity and the GKC Theatres acquisition. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our new revolving credit agreement. At June 30, 2005, we had available borrowing capacity of $50 million under our new revolving credit facility.
     During the three months and six months ended June 30, 2005, we made capital expenditures of approximately $23.6 million and $49.1 million, respectively. Our total budgeted capital expenditures for 2005 are $60.0 million, which we anticipate will be funded by using operating cash flows, available cash from our new revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.
     Net cash used in operating activities was $6.8 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $15.2 million for the six months ended June 30, 2004. This change is principally due to lower after tax income and a reduction in cash used for working capital items.
     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipient.
     Net cash used in investing activities was $109.5 million for the six months ended June 30, 2005 compared to $11.8 million for the six months ended June 30, 2004. This increased use of cash is related to our increased capital expenditures program and the acquisition of GKC Theatres for a net purchase price of $62.1 million, adjusted for working capital of $3.9 million. The Company has under construction projects that will result in 17 additional screens at existing locations, 34 screens at 4 new theatres and 30 screens that are being remodeled.
     For the six months ended June 30, 2005, net cash provided by financing activities was $60.9 million compared to net cash provided by financing activities of $5.7 million for the six months ended June 30, 2004. The increase in cash for the three months ended June 30, 2005 is due to the refinancing of our credit facilities on May 19, 2005 (as described below) offset by the payment of cash dividends of approximately $4.3 million.
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

     As of June 30, 2005, we were in compliance with all of the financial covenants as defined in our debt agreements.
     As of June 30, 2005, we did not have any off-balance sheet financing transactions.
NEW CREDIT FACILITIES
     On May 19, 2005, the Company entered into a new credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The new credit agreement provides for new senior secured credit facilities in the aggregate principal amount of $405.0 million.
     The new senior secured credit facilities consist of:
•       a $170.0 million seven year term loan facility used to finance the transactions described below;
•       a $185.0 million seven year delayed-draw term loan facility, with a twenty- four month commitment available to finance permitted acquisitions and related fees and expenses; and
•       a $50.0 million five year revolving credit facility available for general corporate purposes.
In addition, the new credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125.0 million.
     The Company used the $170.0 million new term loan, in addition to approximately $4.6 million of available cash, to (1) fund the $62.1 million net purchase price of the GKC Theatres acquisition, (2) repay borrowings of approximately $101.2 million (including principal, interest and fees) under the Company’s former term loan facility, (3) repay approximately $5.1 million of outstanding borrowings (including accrued interest and fees) under the Company’s former revolving credit facility, and (4) pay related fees and expenses. The Company did not draw upon the new revolving credit facility in connection with these transactions.
     In connection with the transactions described above, the Company terminated its former $50 million revolving credit facility and repaid approximately $5.1 million, which included $5.0 million in unpaid outstanding principal and $0.1 million in accrued interest and fees. Also, the Company terminated its former $100 million term loan, and repaid approximately $98.8 million in principal, $.4 million of accrued interest and paid $2.0 million in prepayment fees. The Company recognized a $5.8 million loss on its extinguishment of debt which consisted of $3.8 million of loan fees related to its February 4, 2004 credit facilities and a $2.0 million prepayment premium on the retirement of its term loan.
     The interest rate for borrowings under the new term loan is set from time to time at the Company’s option (subject to certain conditions set forth in the new credit agreement) at either: (1) a specified base rate plus 1.50% or (2) the Eurodollar Base Rate (as defined in the new credit agreement) divided by the difference between one and the Eurocurrency Reserve Requirements (as defined in the new credit agreement) plus 2.50%. The final maturity date of the new term loan is May 19, 2012.
     The interest rate for borrowings under the new revolving credit facility for the initial six-month period is set from time to time at the Company’s option (subject to certain conditions set forth in the new credit agreement) at either: (1) a specified base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the new revolving credit facility are based on the Company’s consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the new credit agreement) ranging from 1.50% to 2.25%. The final maturity date of the new revolving credit facility is May 19, 2010.
     The new credit agreement requires that mandatory prepayments be made with respect to the new senior secured credit facilities from (1) 100% of the net cash proceeds from certain asset sales and dispositions and issuances of certain debt, (2) various percentages (ranging from 75% to 0% depending on the Company’s consolidated leverage ratio) of excess cash flow as defined in the new credit agreement, and (3) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.
     The new senior secured credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:
•	pay dividends or make any other restricted payments;

•	incur additional indebtedness;

•	create liens on its assets;

•	make certain investments;

•	sell or otherwise dispose of assets;

•	consolidate, merge or otherwise transfer all or any substantial part of its assets;

•	enter into transactions with its affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of its assets.
     The new senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the new credit agreement.
     Generally, the new senior secured credit facilities do not place restrictions on the Company’s ability to make capital expenditures. However, the Company may not make any capital expenditure if any default or event of default under the new credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the new credit agreement on a pro forma basis after giving effect to the capital expenditure.
     The Company’s failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the new senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the new revolving credit facility and the new term loan facilities due and payable. As of June 30, 2005, the Company was in compliance with all of the financial covenants. Other events of default under the new senior secured credit facilities include:
•       the Company’s failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);
•       the occurrence of a change of control (as defined in the new credit agreement); or
•       a breach or default by the Company or its subsidiaries on the payment of principal of any Indebtedness (as defined in the new credit agreement) in an aggregate amount greater than $5.0 million.
     The new senior secured credit facilities are guaranteed by each of the Company’s subsidiaries and secured by a perfected first priority security interest in substantially all of the Company’s present and future assets.
     The Company may voluntarily pre-pay the term loans, in whole or in part, without premium or penalty.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our new revolving credit facility and our new seven-year term loan credit facility are based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our $170 million term loan credit agreement by $1.7 million on an annual basis. If our $50 million revolving credit agreement was fully drawn a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis. The interest rate on our 7.500% senior subordinated notes is fixed and changes in interest rates will have no effect on annual interest expense.
     The Company has 32 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1.0% change in the CPI would increase rent expense by $3.2 million over the remaining lives of these leases, which management does not believe would have a material impact on the Company’s consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
     In its Form 10-K/A filed on May 2, 2005, the Company reported certain material weaknesses to its internal control over financial reporting. One of the material weaknesses related to the Company’s failure to have the appropriate level of expertise to properly calculate and review its accounting for income taxes. Specifically, the Company did not maintain effective controls over the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. In order to remediate this material weakness, we made the following changes during the quarter ended June 30, 2005 in our internal control over financial reporting:
•	Engaged an outside consultant to assist management in preparation of the Company’s tax provision for inclusion in the financial statements;

•	Formalized processes, procedures and documentation standards relating to the income tax provision; and

•	Enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision.
     We believe we have taken the steps necessary to remediate this material weakness. However, we have not completed our documentation and testing of the corrective processes and procedures relating to the income tax provision, and certain of the corrective processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our 2005 annual income tax provision. Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting relating to the review of our accounting for income taxes.
     As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — GKC Theatres Acquisition,” on May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”). The Company is currently in the process of converting GKC Theatres’ 30 theatres to the Company’s financial reporting systems. However, during the quarter ended June 30, 2005, the results of operations for the substantial majority of the theatres in the GKC Theatres circuit were reported through GKC Theatres’ financial reporting systems. The Company has not tested these systems or GKC Theatres’ internal controls related to these systems.
     Other than the changes discussed above, there were no changes to our internal control over financial reporting during the second quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness in Internal Control Over Financial Reporting
     In addition to the material weakness discussed above, as of December 31, 2004, the Company reported the following material weaknesses in its internal control over financial reporting, which continued to exist as of June 30, 2005. As of December 31, 2004, the Company did not maintain effective controls over the accounting for and reporting of non-routine and non-systematic transactions because it did not have adequate personnel who possessed sufficient depth and experience to correctly account for such transactions in accordance with generally accepted accounting principles. As a result, the Company did not properly account for its fourth quarter acquisition of the remaining 50% interest in a limited liability company, which operates two theatres, in which the Company previously had a 50% equity investment in accordance with generally accepted accounting principles. This control deficiency resulted in immaterial misstatements to the Company’s consolidated financial statements for the year ended December 31, 2004. In addition, the Company’s lack of adequate personnel who possessed sufficient depth and experience contributed to the restatement of the Company’s Form 10-K for the year ended December 31, 2003 and its Form 10-Qs for the quarters ended March 31 and June 30, 2004 to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Measures for Identified Material Weaknesses
     The Company’s planned remediation measures in connection with the material weaknesses described above include the following:
1.	The Company will require continuing education during 2005 for the accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices and for the tax manager to ensure compliance with current and emerging tax reporting and compliance practices.

2.	The Company will utilize outside consultants, other than the Company’s independent registered public accounting firm, to assist management in its analysis of complex accounting transactions and related reporting.

3.	The Company will assess staffing levels and expertise in its accounting and finance areas and take the steps necessary to appropriately staff the accounting and finance departments. The company has recently added staff to its finance department and intends to hire a new Controller prior to the end of the year.

4.	The Company and the Audit Committee, as necessary, will consider additional items, or will alter the planned steps identified above, in order to further remediate the material weaknesses described above.
     As of the end of the period covered by this quarterly report, the Company had not implemented the remediation described above. Accordingly, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the end of the second quarter of 2005.
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
     On September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D., North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC sought injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors sought injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (very similar to the other intervenors’ complaints) on April 19, 2005. The parties resolved the case following mediation on July 29, 2005, and agreed to a settlement within the litigation reserve established for the case. The final settlement is subject to preparation and review of a final settlement agreement and related documents.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our annual meeting of stockholders was held on May 19, 2005. At the meeting, the stockholders voted on the election of eight directors.
     Proposal One: The results of the voting for eight directors were as follows:

Director	For	Vote Withheld
Michael W. Patrick	9,650,031	1,966,817
Alan J. Hirschfield	11,294,068	322,780
S. David Passman III	11,357,360	259,488
Carl L. Patrick, Jr.	9,606,721	2,010,127
Kenneth A. Pontarelli	9,600,825	2,016,023
Roland C. Smith	11,471,312	145,536
Fred W. Van Noy	10,204,955	1,411,893
Patricia A. Wilson	11,384,058	232,790
ITEM 5. OTHER INFORMATION.
     In a Current Report on Form 8-K filed on June 28, 2005, we announced that on June 7, 2005 we entered into an amendment to our new credit agreement to document additional procedures and provisions applicable to the issuance of letters of credit and to make typographical or conforming changes to certain definitions, representations and covenants in the Credit Agreement.

ITEM 6. EXHIBITS.
Listing of Exhibits

Exhibit
Number	Description

2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation.

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	2005 Cash Bonus Targets for Carmike’s Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit
Number	Description

10.3	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.4	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference)

11	Computation of per share earnings (provided in Note 10 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: August 9, 2005	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer)

Date: August 9, 2005	By:	/s/ Martin A. Durant
Martin A. Durant
Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Listing of Exhibits

Exhibit
Number	Description

2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation.

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	2005 Cash Bonus Targets for Carmike’s Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.3	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit
Number	Description

10.4	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference)

11	Computation of per share earnings (provided in Note 10 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.