Form 10-K/A
period 2004-12-31
CARMIKE CINEMAS INC
filed 2005-11-09
CIK 799088

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
for the transition period from ___ to ___
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
common stock, par value $.03 per share
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 11, 2005, 12,276,002 shares of common stock were outstanding. The aggregate market value of the shares of common stock, par value $.03 per share, held by non-affiliates as of March 5, 2005 was approximately $328,174,698.
Documents Incorporated by Reference
     Specified portions of Carmike Cinemas, Inc.’s Proxy Statement relating to the 2005 Annual Meeting of stockholders are incorporated by reference into Part III.

*	Incorporated by reference from Proxy Statement relating to the 2005 Annual Meeting of stockholders.

EXPLANATORY NOTE
     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing Amendment No. 2 to its Annual Report on Form 10-K/A (the “Form 10-K/A”) for the year ended December 31, 2004 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures for the years ended December 31, 2004 and 2003.
     During the fourth quarter of 2005, the Company determined that it was necessary to restate previously issued financial statements for changes in deferred taxes and income tax expense. Due to errors in the accounting for income taxes for stock grants under our 2002 stock plan and certain executive bonuses (the “Accounting Errors”), we are restating the previously issued financial statements for the years ended December 31, 2003 and December 31, 2004 and the quarters ended March 31, 2005 and June 30, 2005 (collectively the “Restated Periods”).
     We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $1.4 million in 2004 and $2.4 million in 2003, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants. This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part II, Items 6, 7, 8 and 9A.
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
     We own, manage and/or operate theatres and other properties which may be subject to certain U.S. federal, state and local laws and regulations relating to environmental protection, including those governing past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liabilities on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal. These persons include the present or former owner or operator of a contaminated property and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property. Other environmental laws, such as those regulating wetlands, may affect our site development activities, and some environmental laws, such as those regulating the use of fuel tanks, could affect our ongoing operations. Additionally, in the course of maintaining and renovating our theatres and other properties, we periodically encounter asbestos containing materials that must be handled and disposed of in accordance with federal, state and local laws, regulations and ordinances. Such laws may impose liability for release of asbestos containing materials and may entitle third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos containing materials. We believe that our activities are in material compliance with such requirements.
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
     As of December 31, 2004, after utilizing approximately $28.5 million for 2004, we had approximately $83.9 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.
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
     Anthony J. Rhead joined Carmike in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President — Film, in December 1997, he was elected Senior Vice President — Film and in January 2002 he was elected Senior Vice President - Film and Secretary. Prior to joining Carmike, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.
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
     Previously issued financial statements for the years ended December 31, 2003 and 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes. The restatement adjustments, which reduced previously reported net income by $1.4 million in 2004 and $2.4 million in 2003, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants. Please see Note 18—Notes to consolidated financial statements for information about the restatements.
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

	For the Year Ended December 31,
	2000(1)	2001 (1)	2002 (1)	2003 (8)	2004 (8)
				(as restated)	(as restated)
	(in millions except per share and operating data)
Statement of Operations Data:
Revenues:
Admissions	$315.4	$311.8	$342.8	$332.1	$331.5
Concessions and other (2)	143.9	145.1	163.6	161.0	163.0

Total revenues (2)	459.3	457.0	506.5	493.1	494.5
Costs and expenses:
Film exhibition costs	185.2	171.2	189.3	180.4	174.5
Concession costs	21.0	20.2	19.2	18.0	16.9
Other theatre operating costs	192.7	177.8	178.4	176.8	179.1
General and administrative expenses	6.9	8.8	15.0	15.3	19.3
Depreciation and amortization expenses (3)	43.5	42.7	33.7	32.8	33.8
Impairment of long-lived assets (4)	21.3	118.8	—	1.1	0.9
Gain on sales of property and equipment (2)	(3.0)	—	(0.7)	(3.0)	(1.1)

Total costs and expenses	467.5	539.6	434.9	421.4	423.4

Operating income (loss)	(8.2)	(82.6)	71.6	71.7	71.1
Interest expense	32.4	9.1	105.5	42.9	26.1
Loss on extinguishment of debt	—	—	—	—	9.3

Income (loss) before reorganization costs and income taxes	(40.7)	(91.7)	(33.9)	28.8	35.6
Reorganization costs	7.0	19.5	20.5	(4.1)	(12.4)

Income (loss) before income taxes	(47.7)	(111.2)	(54.5)	32.9	48.0
Income tax expense (benefit)	25.5	—	(14.7)	(71.1)	19.6

Net income (loss)	(73.2)	(111.2)	(39.8)	104.0	28.4
Preferred stock dividends	1.5	—	—	—	—

Net income (loss) available to common stockholders	$(74.7)	$(111.2)	$(39.8)	$104.0	$28.4

Weighted average common shares outstanding (in thousands):
Basic	11,344	11,344	9,195	8,991	11,704
Diluted	11,344	11,344	9,195	9,448	12,480
Earnings (loss) per common share:
Basic	$(6.59)	$(9.80)	$(4.32)	$11.57	$2.43
Diluted	$(6.59)	$(9.80)	$(4.32)	$11.01	$2.28

Dividends declared	—	—	—	—	$0.525
Balance Sheet Data:
Cash and cash equivalents	$52.5	$94.2	$53.5	$41.2	$56.9
Property and equipment, net (4)	640.3	491.6	475.2	460.3	469.5
Total assets	774.7	651.3	583.6	632.2	640.0
Total debt (5)	65.0	68.3	431.0	393.1	323.4
Liabilities subject to compromise	529.2	508.1	37.4	21.5	1.3
Retained earnings (deficit)	(29.7)	(141.3)	(180.7)	(76.7)	(54.6)
Total stockholders’ equity	$129.5	$18.0	$27.8	$137.8	$254.7
Other Financial Data:
Net cash provided by (used in) operating activities	$26.1	$50.7	$16.2	$53.3	$59.4
Net cash provided by (used in) investing activities	$(15.6)	$(1.0)	$(14.6)	$(12.2)	$(35.4)
Net cash provided by (used in) financing activities	$46.3	$(8.0)	$(42.4)	$(53.3)	$(8.3)
Capital expenditures	$44.9	$9.2	$18.1	$18.9	$38.6
Operating Data:
Theatres at period end (6)	352	323	308	299	282
Screens at period end (6)	2,438	2,333	2,262	2,253	2,188
Average screens in operation	2,643	2,386	2,274	2,252	2,207
Average screens per theatre	6.9	7.2	7.3	7.5	7.8
Total attendance (in thousands)	67,804	64,621	69,997	67,189	63,260
Average ticket price	$4.65	$4.83	$4.90	$4.93	$5.17
Average concession sales per patron	$1.98	$2.10	$2.17	$2.18	$2.33

(1)	See notes 1, 2 and 3 of the notes to our audited annual consolidated financial statements with respect to our bankruptcy and financial reporting in accordance with Statement of Position 90-7. See note 2 of notes to audited annual consolidated financial statements with respect to reorganization costs incurred while in bankruptcy. See note 11 of the notes to our audited annual consolidated financial statements for income taxes relative to valuation allowances for deferred income tax debits.

(2)	Gain on sales of property and equipment for the years ended December 31, 2000, 2001 and 2002 as filed with the SEC, was previously reported in concessions and other revenues. It has been reclassed in the foregoing table.

(3)	Goodwill amortization of $1.5 million is included for the years ended December 31, 2000 and 2001.

(4)	See notes 2, 3, and 4 of notes to audited annual consolidated financial statements with respect to impairments of long-lived assets and restructuring charges.

(5)	Includes current maturities of long-term indebtedness, capital lease obligations and long-term trade payables; excludes long-term trade payables and liabilities subject to compromise.

(6)	These amounts exclude theatres which we closed upon approval of the bankruptcy court as follows: 84 theatres and 394 screens through December 31, 2000; an additional 17 theatres and 81 screens through December 31, 2001; and an additional eight theatres and 44 screens through December 31, 2002.

(7)	Due to rounding, certain amounts do not total properly.

(8)	See Note 18- Notes to consolidated financial statements for information about the restatements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Restatements
     As described in Note 18, during the fourth quarter of 2005, the Company determined that it was necessary to restate previously issued financial statements for changes in deferred taxes and income tax expense. Due to errors in the accounting for income taxes for stock grants under our 2002 stock plan and certain executive bonuses (the “Accounting Errors”), we are restating the previously issued financial statements for the years ended December 31, 2003 and December 31, 2004 and the quarters ended March 31, 2005 and June 30, 2005 (collectively the “Restated Periods”).
     We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $1.4 million in 2004 and $2.4 million in 2003, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
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

Revenues
     We derive almost all of our revenues from box office admissions and concession sales. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize unredeemed gift cards and other advanced sale-type certificates upon expiration.
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
Net Operating Losses
     As of December 31, 2004, after utilizing approximately $28.5 million for 2004, we had approximately $83.9 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.
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
Operating Statement Information
     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	Restated For the Year Ended
		December 31,
	2004	2003	2002
	(restated)(3)	(restated) (3)
Revenues:
Admissions	67.0%	67.3%	67.6%
Concessions and other	33.0	32.7	32.4

Total revenues	100.0	100.0	100.0
Costs and expenses:
Film exhibition costs (1)(2)	52.6%	54.3%	55.2%
Concessions costs (2)	10.4	11.2	11.8
Other theatre operating costs	36.2	35.9	35.2

	Restated For the Year Ended
		December 31,
	2004	2003	2002
	(restated)(3)	(restated) (3)
General and administrative	3.9	3.1	3.0
Depreciation	6.8	6.6	6.7
Gain on sales of property and equipment	(0.2)	(0.6)	(0.1)
Impairment of long-lived assets	0.2	0.2	—

Total costs and expenses	85.6	85.5	85.9

Operating income (loss)	14.4	14.5	14.1
Interest expense	5.3	8.7	20.8
Loss on extinguishment of debt	1.9	—	—

Income (loss) before reorganization costs and income taxes	7.2	5.8	(6.7)
Reorganization costs	(2.5)	(0.8)	4.1

Income (loss) before income taxes	9.7	6.7	(10.8)
Income tax expense (benefit)	4.0	(14.4)	(2.9)

	5.7%	21.1%	(7.9)%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admissions revenues, and concession costs, which are expressed as a percentage of concession and other revenues.

(3)	For additional information about the restatements, please see Note 18 – Notes to Consolidated Financial Statements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Revenues.
The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For Years ended December 31
	2004	2003
Average theatres	288	303
Average screens	2,207	2,252
Average attendance per screen	28,661	29,830
Average admission price (1)	$5.17	$4.93
Average concession price (1)	$2.33	$2.18
Total attendance (in thousands)	63,260	67,189
Total revenues (in thousands)	$494,475	$493,085

(1) Per patron amounts exclude consolidation of purchased partnership for comparability.
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
     We operated 282 theatres with 2,188 screens at December 31, 2004 and 299 theatres with 2,253 screens at December 31, 2003.
     Cost of operations.
The table below summarizes operating expense data for the periods presented.

	For the years ended December 31
			% variance
			Favorable
(in thousands)	2004	2003	(Unfavorable)
Film exhibition costs	$174,473	$180,403	3.3%
Concession costs	$16,881	$17,985	6.1%
Other theatre operating costs	$179,127	$176,781	(1.3%)
General and administrative expenses	$19,302	$15,335	(25.9%)
Depreciation expenses	$33,801	$32,764	(3.2%)
(Gain) on sales of property and equipment	$(1,051)	$(3,023)	(65.2%)
Impairment of long-lived assets	$892	$1,148	22.3%
     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue. Film exhibition costs for the year ended December 31, 2004 declined as compared to the year ended December 31, 2003 due to the drop in admission revenue as well as a higher percentage of aggregate percentage deals which lowered overall film rent expenses. Aggregate arrangements fix the film rent percentage as opposed to typical graduated scale contracts. Aggregate percentage deals on short-run films tend to have an overall lower percentage cost for the film. As a percentage of admissions revenue, film exhibition costs were 52.6% for the year ended December 31, 2004, as compared to 54.3% for the year ended December 31, 2003.
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
     Depreciation expenses for the year ended December 31, 2004 increased compared to the year ended December 31, 2003. This increase reflects the effect of purchases of fixed assets related to the opening of three new theatres in 2004 as well as construction related to retrofits and maintenance-related capital expenditures.
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
     Income tax expense. We recognized an income tax expense of $19.6 million for the year ended December 31, 2004, representing a combined federal and state tax rate of 40.8%, compared to an income tax benefit of $71.1 million for the year ended December 31, 2003. During the quarter ended December 31, 2003, we determined that the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $78.4 million valuation allowance was released creating an income tax benefit for 2003. The positive evidence management considered included operating income for 2002 and 2003, our subsequent stock offering and refinancing, resulting in significant prospective interest expense reduction, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.
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
     Interest expense. Interest expense for the year ended December 31, 2003 decreased 59.3% to $42.9 million from $105.5 million for the year ended December 31, 2002. The decrease is due to interest payments made on January 31, 2002 in conjunction with our emergence from Chapter 11.
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

Therefore, the $78.4 million valuation allowance was released creating an income tax benefit for 2003. The positive evidence management considered included operating income for 2003 and 2002, our subsequent stock offering and refinancing, resulting in significant prospective interest expense reduction, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets. We recognized an income tax benefit of $71.1 million in 2003. The income tax benefit recorded in 2002 is the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. As is customary, the Internal Revenue Service reviews refunds of this size. This review was completed on November 25, 2003 with no adjustments made by the Internal Revenue Service. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes.
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
     In 2000, we established a valuation allowance in accordance with the provisions of Statement of SFAS No. 109, “Accounting for Income Taxes”. We periodically review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets only as reassessment indicates that it is more likely than not that the deferred tax assets will be realized. For the year ended December 31, 2003, we determined that it is more likely than not that the deferred tax assets will be realized in the future. Accordingly, the valuation allowance of $78.4 million was released and a deferred tax asset of $69.6 million was recognized. If our profitability significantly decreases it could negatively impact our ability to utilize the deferred tax asset.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Consolidated Financial Statements for the year ended December 31, 2004.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Carmike Cinemas, Inc.:
     We have completed an integrated audit of Carmike Cinemas, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in Note 18 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
     Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Carmike Cinemas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 because the Company did not maintain effective controls over the accounting for non-routine and non-systematic transactions, nor did the Company have the appropriate level of expertise to properly calculate and review its accounting for income taxes, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
1.     As of December 31, 2004, the Company did not maintain effective controls over the accounting for and reporting of non-routine and non-systematic transactions because it did not have adequate personnel who possessed sufficient depth and experience to correctly account for such transactions in accordance with generally accepted accounting principles. As a result, the Company did not properly account for its fourth quarter acquisition of the remaining 50% interest in a limited liability company, which operates two theatres, in which the Company previously had a 50% equity investment in accordance with generally accepted accounting principles. This control deficiency resulted in immaterial misstatements to the Company’s consolidated financial statements for the year ended December 31, 2004. In addition, the Company’s lack of adequate personnel who possessed sufficient depth and experience contributed to the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003 and its consolidated financial statements for the quarters ended March 31 and June 30, 2004 to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
2.     As of December 31, 2004, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes. Specifically, the Company did not maintain effective controls over the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003 and its consolidated financial statements for the quarters ended March 31 and June 30, 2004, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2004. This control deficiency also resulted in the restatement, discussed in Note 18 to the consolidated financial statements, of the Company’s consolidated financial statements, reported in this Form 10-K/A No. 2 for the years ended December 31, 2003 and 2004 and its consolidated financial statements for the quarters ended March 31 and June 30, 2005, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting, and does not affect our opinion on those consolidated financial statements.
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
     Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness described in 2 above. In connection with the restatement of the Company’s consolidated financial statements described in Note 18 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weaknesses described above. Accordingly, this restatement did not affect management’s assessment or our opinions on internal control over financial reporting.
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2005, with respect to our opinion relating to the consolidated financial statements, except for the restatement described in Note 18 to the consolidated financial statements, as to which the date is November 9, 2005, and April 29, 2005 with respect to our opinions relating to internal control over financial reporting, except for the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 9, 2005

Report Of Independent Registered Public Accounting Firm
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
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	December 31,
	2004	2003
	(restated)	(restated)
Assets:
Current assets:
Cash and cash equivalents	$56,944	$41,236
Accounts and notes receivable	1,464	2,061
Inventories	1,459	1,577
Prepaid expenses	6,252	6,956

Total current assets	66,119	51,830
Other assets:
Investment in and advances to partnerships	2,092	6,952
Deferred income tax asset	50,601	69,635
Assets held for sale	6,534	8,932
Other	21,027	11,189

Total other assets	80,254	96,708
Property and equipment:
Land	47,639	44,561
Construction in progress	19,696	8,362
Building and improvements	149,503	143,924
Leasehold improvements	215,263	214,251
Leasehold interest	5,531	5,841
Capital leases and long-term financing assets	72,841	66,641
Equipment	198,092	185,413

Total property and equipment	708,565	668,993
Accumulated depreciation	(238,437)	(208,670)

Property and equipment, net of accumulated depreciation	470,128	460,323
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$639,855	$632,215

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$22,710	$27,362
Dividends payable	2,128	—
Accrued expenses	35,582	44,413
Current maturities of long-term indebtedness, capital leases and long-term financing obligations	2,872	2,162

Total current liabilities	63,292	73,937
Long-term liabilities:
Long-term debt, less current maturities	248,000	323,050
Capital lease and long-term financing obligations, less current maturities	72,530	67,889
Long-term trade payables, less current maturities	—	7,988

	320,530	398,927
Liabilities Subject to Compromise	1,348	21,521
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.03 par value, authorized 20,000,000 shares, issued and outstanding 12,162,622 shares and 9,148,012 shares at December 31, 2004 and 2003, respectively.	365	275
Paid-in capital	308,990	214,270
Accumulated deficit	(54,670)	(76,715)

	254,685	137,830

Total liabilities and stockholders’ equity	$639,855	$632,215

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
	(restated)	(restated)
Revenues:
Admissions	$331,479	$332,070	$342,839
Concessions and other	162,996	161,015	163,668

	494,475	493,085	506,507

Costs and expenses:
Film exhibition costs	174,473	180,403	189,265
Concession costs	16,881	17,985	19,233
Other theatre operating costs	179,127	176,781	178,376
General and administrative expenses	19,302	15,335	14,983
Depreciation expenses	33,801	32,764	33,738
Gain on sales of property and equipment	(1,051)	(3,023)	(681)
Impairment charge of long-lived assets	892	1,148	—

	423,425	421,393	434,914

Operating income	71,050	71,692	71,593
Interest expense (Contractual interest was $50,215 for the year ended December 31, 2002)	26,104	42,874	105,520
Loss on extinguishment of debt	9,313	—	—

Income (loss) before reorganization costs and income taxes	35,633	28,818	(33,927)
Reorganization costs (benefits)	(12,397)	(4,109)	20,547

Income (loss) before income taxes	48,030	32,927	(54,474)
Income tax expense (benefit)	19,603	(71,062)	(14,706)

Net income (loss) available for common stockholders	$28,427	$103,989	$(39,768)

Weighted average shares outstanding:
Basic	11,704	8,991	9,195
Diluted	12,480	9,448	9,195

Income (loss) per common share:
Basic	$2.43	$11.57	$(4.32)
Diluted	$2.28	$11.01	$(4.32)

Dividends declared	$.53	$—	$—

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Years Ended December 31,
	2004	2003	2002
	(restated)	(restated)
Operating activities
Net income (loss)	$28,427	$103,989	$(39,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,801	32,764	33,738
Interest expense	1,693	668	—
Impairment charge	892	1,148	—
Deferred income taxes	19,004	(71,562)	—
Non-cash deferred compensation	5,757	6,023	3,614
Non-cash reorganization items	(12,552)	(5,940)	13,528
Gain on sales of property and equipment	(1,051)	(3,023)	(681)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	715	(111)	(427)
Prepaid expenses and other assets	(11,720)	(6,043)	9,697
Accounts payable	(4,760)	(4,584)	5,420
Accrued expenses and other liabilities	(809)	(66)	(8,849)

Net cash provided by operating activities	59,397	53,263	16,272
Investing activities
Purchases of property and equipment	(38,644)	(18,928)	(18,068)
Proceeds from sale of property and equipment	4,577	6,722	3,475
Acquisition of partnership	(1,333)	—	—

Net cash used in investing activities	(35,400)	(12,206)	(14,593)
Financing activities
Consolidated Debt:
Additional borrowing, net of debt issuance costs	250,263	—	21,705
Repayments of long-term debt (including prepayment penalties)	(341,894)	(50,754)	(64,061)
Repayments of capital lease and long-term financing obligations	(1,455)	(1,395)	(1,470)
Prepaid financing costs	—	(1,163)	(1,163)
Issuance of common stock	89,052	—	—
Dividends paid	(4,255)	—	—
Proceeds from long-term financing obligations	—	—	2,614

Net cash used in financing activities	(8,289)	(53,312)	(42,375)

Increase (decrease) in cash and cash equivalents	15,708	(12,255)	(40,696)
Cash and cash equivalents at beginning of year	41,236	53,491	94,187

Cash and cash equivalents at end of year	$56,944	$41,236	$53,491

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

Series A Cumulative
	Convertible Exchangeable		Class A common
	Preferred stock		Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2002	550	550	10,018	301
Emergence from bankruptcy	(550)	(550)	(10,018)	(301)
Net loss	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2002	—	—	—	—
Net income	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2003	—	—	—	—
Stock issuance	—	—	—	—
Net income	—	—	—	—
Dividends declared	—	—	—	—
Deferred compensation	—	—	—	—

Balance at December 31, 2004	—	$—	—	$—

See accompanying notes.

	Class B common stock		Treasury stock		New common stock			Retained Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital
Balance at January 1, 2002	1,371	41	(45)	(441)	—	—	158,771	(140,936)	18,286
Emergence from bankruptcy	(1,371)	(41)	45	441	8,991	270	45,866	—	45,685
Net loss	—	—	—	—	—	—	—	(39,768)	(39,768)
Deferred compensation	—	—	—	—	97	3	3,612	—	3,615

Balance at December 31, 2002	—	—	—	—	9,088	273	208,249	(180,704)	27,818
Net income	—	—	—	—	—	—	—	103,989	103,989
Deferred compensation	—	—	—	—	60	2	6,021	—	6,023

Balance at December 31, 2003	—	—	—	—	9,148	275	214,270	(76,715)	137,830
Stock issuance	—	—	—	—	3,015	90	88,963	—	89,053
Net income	—	—	—	—	—	—	—	28,427	28,427
Dividends declared	—	—	—	—	—	—	—	(6,382)	(6,382)
Deferred compensation	—	—	—	—	—	—	5,757	—	5,757

Balance at December 31, 2004	—	$—	—	$—	12,163	$365	$308,990	$(54,670)	$254,685

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

Building and improvements	20-30 years
Leasehold improvements*	15-30 years
Leasehold interests*	15-30 years
Capital leases*	15-30 years
Long-term financing assets	30 years
Equipment	5-15 years

*	Number of years is based on the shorter of estimated useful life or the term of the applicable lease
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
Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. For the year ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $71.1 million.
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
The estimated fair value of the options granted during 2003 was $12.12 per share. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic income (loss) per share would have increased (decreased) to the following amounts (in thousands, except share data):

	2004	2003	2002
	(restated)	(restated)
Net income (loss):
As reported	28,427	$103,989	$(39,768)
Plus: expense recorded on deferred stock compensation, net of related tax effects	3,408	3,764	2,304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,551)	(2,983)	(2,720)

Pro forma — for SFAS No. 123	$28,284	$104,770	$(40,184)

Basic net earnings (loss) per share:
As reported	$2.43	$11.57	$(4.32)
Pro forma — for SFAS No. 123	$2.42	$11.65	$(4.37)

Diluted net earnings (loss) per share:
As reported	$2.28	$11.01	$(4.32)
Pro forma — for SFAS No. 123	$2.27	$11.09	$(4.37)

Earnings Per Share
Earnings per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period. Stock grants to acquire shares of common stock under the 2002 Stock Plan were not included in 2002 as their effect would be antidilutive. The number of antidilutive shares were 180,000 and 152,000 for years 2003 and 2002, respectively. There were no antidilutive shares in 2004.

	For Year Ended December 31,
	2004	2003	2002
(in 000’s except per share data)	(restated)	(restated)
Weighted average shares outstanding	11,863	9,150	9,292
Less restricted stock issued	(159)	(159)	(97)

	11,704	8,991	9,195

Dilutive Shares:
Restricted stock	139	66	—
Stock grants	594	378	—
Stock options	43	13	—

	12,480	9,448	9,195

Earnings per share:
Basic	$2.43	$11.57	$(4.32)
Diluted	$2.28	$11.01	$(4.32)

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
     SFAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting. which APB No. 25 allowed, and resulted in no expense for many awards of stock options where the exercise price of the option equaled the price of the underlying stock at grant date. The fair value of the award is not remeasured after its initial estimation on the grant date (except under specific circumstances).
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
     Additionally, after the Petition Date, the Company could not declare dividends for its Preferred stock. Preferred stock dividends of $7.0 million and $2.3 million were in arrears at December 31, 2001 and 2000. The terms of the Preferred stock agreement provided, with respect to dividend arrearages, that the dividend accrual rate increases to 8.5%. In view of the Company having ceased making scheduled dividend payments on the Preferred stock after the Petition Date, the holders of the Preferred stock designated two additional directors to the Company’s Board of Directors. Also, during the Chapter 11 Cases, the Company reached an agreement to restructure its master lease facility with MoviePlex Realty Leasing, L.L.C. (“MoviePlex”) and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the “Master Lease”). Under the Master Lease, Carmike entered into a 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The original MoviePlex Lease was terminated and prepetition defaults of $493,680 under the original MoviePlex Lease were paid. The initial first twelve months base rent for the six theatres is an aggregate of $5.4 million per annum ($450,000 per month); subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.
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

NOTE 7 — PROPERTY AND EQUIPMENT
The Company did not obtain any property or equipment under capital leases during 2004 or 2003. The Company recorded one long-term financing arrangement totaling $6.2 million in 2004 and two long-term financing arrangements for $4.6 million in 2003.
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

NOTE 11 — INCOME TAXES
     As described in Note 18, previously issued financial statements for the years ended December 31, 2003 and 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes.
     As of December 31, 2004 and 2003, the Company had net deferred tax assets of approximately $50.6 million and $69.6 million, respectively. The net deferred tax asset as of December 31, 2002 was fully offset by a valuation allowance of $78.4 million. For the period ended December 31, 2003, the Company determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $71.1 million. The positive evidence management considered included operating income for 2002 and 2003, its subsequent stock offering and refinancing resulting in significant prospective interest expense reduction and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.
The income tax benefit recorded in 2002 was the result of the Job Creation and Worker Assistance Act of 2002, which allowed for additional carryback of net operating losses resulting in a cash refund of approximately $14.7 million. For the years ended December 31, 2004 and 2003, the Company’s alternative minimum tax provision was $569,000 and $500,000, respectively.
The provision for income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2004	2003	2002
	(restated)	(restated)
Current:
Federal	$569	$500	$(14,706)
State	—	—	—
Deferred:
Federal	17,702	(66,553)	—
State	1,332	(5,009)	—

Total provision	$19,603	$(71,062)	$(14,706)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons (in thousands):

	December 31,
	2004	2003	2002
	(restated)	(restated)
Pre-tax book income (loss)	$48,030	$32,927	$(54,474)

Federal tax expense (benefit)	16,811	11,524	(18,521)
State tax expense (benefit)	1,201	824	(1,198)
Permanent items	1,591	(2,155)	2,972
Other	—	(2,869)	(21)
Change in Valuation Allowance	—	(78,386)	2,062

Total tax expense (benefit)	$19,603	$(71,062)	$(14,706)

Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2004	2003
	(restated)	(restated)
Alternative minimum tax credit carryforwards	$838	$500
Net operating loss carryforwards	31,773	37,139
Tax basis of property, equipment and intangible assets over book basis	11,497	18,908
Deferred compensation	1,960	1,226
Deferred rent	1,674	1,557
Disputed claims	506	8,070
Other	1,232	1,232
Compensation accruals	1,121	1,003

Net deferred tax asset/(liability)	$50,601	$69,635

During 2004, the Company utilized net operating losses of approximately $28.5 million. As of December 31, 2004 the Company has $83.9 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

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

See Note 2-Proceedings Under Chapter 11
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
Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):
Condensed Consolidating Balance Sheets
As of December 31, 2004
As restated

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,227	$4,835	$4,882	$—	$56,944
Accounts and notes receivable	1,322	142	—	—	1,464
Inventories	385	1,062	12	—	1,459
Prepaid expenses	2,329	3,870	53	—	6,252

Total current assets	51,263	9,909	4,947	—	66,119
Other assets:
Investment in and advances to partnerships	9,331	2,092	—	(9,331)	2,092
Investment in subsidiaries and intercompany receivable	335,063	2,220	—	(337,283)	—
Other	41,187	36,974	1	—	78,162
Property and equipment, net	113,538	351,748	4,841	1	470,128
Goodwill	5,914	17,440	—	—	23,354

Total assets	$556,296	$420,383	$9,789	$(346,613)	$639,855

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,710	$4,920	$80	$—	$22,710
Dividends payable	2,128	—	—	—	2,128
Accrued expenses	19,293	15,910	379	—	35,582
Current maturities of long-term indebtedness, capital lease and long-term financings obligations	1,532	1,340	—	—	2,872

Total current liabilities	40,663	22,170	459	—	63,292
Long-term debt less current maturities	248,000	—	—	—	248,000
Capital lease and long-term financing obligations less current maturities	11,600	60,930	—	—	72,530
Intercompany liabilities	—	222,118	1,134	(223,252)	—
Liabilities subject to compromise	1,348	—	—	—	1,348
Stockholders’ equity	254,685	115,165	8,196	(123,361)	254,685

Total liabilities and stockholders’ equity	$556,296	$420,383	$9,789	$(346,613)	$639,855

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2004
As restated

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$65,560	$261,197	$4,722	$—	$331,479
Concessions and other	54,451	129,613	2,038	(23,106)	162,996

	120,011	390,810	6,760	(23,106)	494,475

Costs and expenses
Film exhibition costs	33,095	138,926	2,452	—	174,473
Concession costs	3,119	13,571	191	—	16,881
Other theatre operating costs	39,474	159,935	2,460	(22,742)	179,127
General and administrative expenses	18,294	1,006	366	(364)	19,302
Depreciation expenses	7,155	26,240	406	—	33,801
Gain on sales of property and equipment	(23)	(522)	(506)	—	(1,051)
Impairment of long-lived assets	362	530	—	—	892

	101,476	339,686	5,369	(23,106)	423,425

Operating income	18,535	51,124	1,391	—	71,050
Interest expense	23	26,081	—	—	26,104
Loss on extinguishment of debt	9,313	—	—	—	9,313

Income before reorganization costs and income taxes	9,199	25,043	1,391	—	35,633
Reorganization costs	(12,397)	—	—	—	(12,397)

Net income before income taxes	21,596	25,043	1,391	—	48,030
Income tax expense	6,790	12,813	—	—	19,603

	14,806	12,230	1,391	—	28,427
Equity in earnings of subsidiaries	13,621	—	—	(13,621)	—

Net income available for common stockholders	$28,427	$12,230	$1,391	$(13,621)	$28,427

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2004
As restated

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$28,427	$12,230	$1,391	$(13,621)	$28,427
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,155	26,240	406		33,801
Interest expense	1,693	—	—	—	1,693
Impairment charge	362	530	—		892
Deferred income taxes	6,683	12,321	—		19,004
Non-cash deferred compensation	5,757	—	—		5,757
Non-cash reorganization on items	(12,552)	—	—		(12,552)
Gain on sales of property and equipment	(23)	(522)	(506)		(1,051)
Changes in operating assets and liabilities	15,837	(44,675)	(1,357)	13,621	(16,574)

Net cash provided by (used in) operating activities	53,339	6,124	(66)	—	59,397
Investing activities
Purchases of property and equipment	(20,544)	(18,047)	(53)		(38,644)
Proceeds from sale of property and equipment	213	1,774	2,590		4,577
Net change in consolidation of partnerships	(1,333)	—	—		(1,333)

Net cash provided by (used in) investing activities	(21,664)	(16,273)	2,537	—	(35,400)
Financing activities
Additional borrowing, net of debt issuance costs	250,263	—	—		250,263
Repayments of debt	(342,079)	(1,270)	—		(343,349)
Issuance of common stock	89,052	—	—		89,052
Dividends paid	(4,255)	—	—		(4,255)

Net cash used in financing activities	(7,019)	(1,270)	—	—	(8,289)

Increase (decrease) in cash and cash equivalents	24,656	(11,419)	2,471	—	15,708
Cash and cash equivalents at beginning of year	22,571	16,254	2,411	—	41,236

Cash and cash equivalents at end of year	$47,227	$4,835	$4,882	$—	$56,944

Condensed Consolidating Balance Sheets
As of December 31, 2003
As restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,982	$16,254	$—	$41,236
Accounts and notes receivable	1,938	123	—	2,061
Inventories	407	1,170	—	1,577
Prepaid expenses	7,189	(233)	—	6,956

Total current assets	34,516	17,314	—	51,830
Other assets:
Investment in and advances to partnerships	4,955	1,997	—	6,952
Investment in subsidiaries and intercompany receivable	102,932	—	(102,932)	—
Other	295,226	53,363	(258,833)	89,756
Property and equipment, net	102,974	357,349	—	460,323
Goodwill, net	5,914	17,440	—	23,354

Total assets	$546,517	$447,463	$(361,765)	$632,215

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$15,400	$11,962	$—	$27,362
Accrued expenses	28,021	16,392	—	44,413
Current maturities of long-term indebtedness and capital lease and financing obligations	887	1,275	—	2,162

Total current liabilities	44,308	29,629	—	73,937
Long-term debt less current maturities	323,050	—	—	323,050
Capital lease and long-term financing obligations less current maturities	11,820	56,069	—	67,889
Long-term trade payables less current maturities	7,988	—	—	7,988
Intercompany liabilities	—	258,833	(258,833)	—
Liabilities subject to compromise	21,521	—	—	21,521
Stockholders’ equity	137,830	102,932	(102,932)	137,830

Total liabilities and stockholders’ equity	$546,517	$447,463	$(361,765)	$632,215

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2003
As restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$66,057	$266,013	$—	$332,070
Concessions and other	56,130	128,957	(24,072)	161,015

	122,187	394,970	(24,072)	493,085
Costs and expenses
Film exhibition costs	33,665	146,738	—	180,403
Concession costs	3,155	14,830	—	17,985
Other theatre operating costs	39,710	161,143	(24,072)	176,781
General and administrative expenses	15,344	(9)	—	15,335
Depreciation expenses	6,897	25,867	—	32,764
Gain on sales of property and equipment	(671)	(2,352)	—	(3,023)
Impairment of long-lived assets	—	1,148	—	1,148

	98,100	347,365	(24,072)	421,393

Operating income	24,087	47,605	—	71,692
Interest expense	12,394	30,480	—	42,874

Income before reorganization costs and income taxes	11,693	17,125	—	28,818
Reorganization benefits	(4,109)	—	—	(4,109)

Net income before income taxes	15,802	17,125	—	32,927
Income tax (benefit)	(32,710)	(38,352)	—	(71,062)

	48,512	55,477	—	103,989
Equity in earnings of subsidiaries	55,477	—	(55,477)	—

Net income (loss) available for common stockholders	103,989	55,477	(55,477)	103,989

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2003
As restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$103,989	$55,477	$(55,477)	$103,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,897	25,867		32,764
Interest Expense	668	—	—	668
Impairment charge	—	1,148		1,148
Deferred income taxes	(35,137)	(36,425)		(71,562)
Non-cash deferred compensation	6,023	—		6,023
Non-cash reorganization on items	(5,940)	—		(5,940)
Gain on sales of property and equipment	(671)	(2,352)		(3,023)
Changes in operating assets and liabilities	(39,589)	(26,692)	55,477	(10,804)

Net cash provided by operating activities	36,240	17,023	—	53,263
Investing activities
Purchases of property and equipment	(1,683)	(17,245)		(18,928)
Proceeds from sale of property and equipment	1,967	4,755		6,722

Net cash provided by (used) in investing activities	284	(12,490)	—	(12,206)
Financing activities
Additional borrowing, net of debt issuance costs	—	—		—
Repayments of debt	(51,331)	(818)		(52,149)
Prepaid financing costs	—	(1,163)		(1,163)
Proceeds from long-term financing obligations	—	—		—

Net cash used in financing activities	(51,331)	(1,981)	—	(53,312)

Increase (decrease) in cash and cash equivalents	(14,807)	2,552	—	(12,255)
Cash and cash equivalents at beginning of year	39,789	13,702	—	53,491

Cash and cash equivalents at end of year	$24,982	$16,254	—	$41,236

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$67,621	$275,218	$—	$342,839
Concessions and other	56,333	131,124	(23,789)	163,668

	123,954	406,342	(23,789)	506,507

Costs and expenses
Film exhibition costs	36,263	153,002	—	189,265
Concession costs	3,551	15,682	—	19,233
Other theatre operating costs	40,289	161,876	(23,789)	178,376
General and administrative expenses	14,902	81	—	14,983
Depreciation and amortization expenses	7,248	26,490	—	33,738
Gain on sales of property and equipment	(330)	(351)	—	(681)

	101,923	356,780	(23,789)	434,914

Operating income	22,031	49,562	—	71,593
Interest expense	52,832	52,688	—	105,520

Income before reorganization costs and income taxes	(30,801)	(3,126)	—	(33,927)
Reorganization costs	20,030	517	—	20,547

Net income before income taxes	(50,831)	(3,643)	—	(54,474)
Income tax (benefit)	(14,706)	—	—	(14,706)

	(36,125)	(3,643)	—	(39,768)
Equity in earnings of subsidiaries	(3,643)	—	3,643	—

Net income (loss) available for common stockholders	$(39,768)	$(3,643)	$3,643	$(39,768)

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2002

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(39,768)	$(3,643)	$3,643	$(39,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,248	26,490		33,738
Non-cash deferred compensation	3,614	—		3,614
Non-cash reorganization items	13,528	—		13,528
Gain on sales of property and equipment	(330)	(351)		(681)
Changes in operating assets and liabilities	22,902	(13,418)	(3,643)	5,841

Net cash provided by operating activities	7,194	9,078	—	16,272
Investing activities
Purchases of property and equipment	(2,636)	(15,432)		(18,068)
Proceeds from sale of property and equipment	813	2,662		3,475

Net cash used in investing activities	(1,823)	(12,770)	—	(14,593)
Financing activities
Additional borrowing, net of debt issuance costs	15,405	6,300		21,705
Repayments of debt	(64,723)	(808)		(65,531)
Prepaid financing costs	—	(1,163)		(1,163)
Proceeds from long-term financing obligations	2,768	(154)		2,614

Net cash used in financing activities	(46,550)	4,175	—	(42,375)

Increase (decrease) in cash and cash equivalents	(41,179)	483	—	(40,696)
Cash and cash equivalents at beginning of year	80,968	13,219	—	94,187

Cash and cash equivalents at end of year	$39,789	$13,702	$—	$53,491

NOTE 15- LITIGATION
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

NOTE 17 — QUARTERLY RESULTS As restated (Unaudited)
In thousands, except for per share data

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Year ended December 31, 2004
Total revenues	$116,928	$133,096	$116,928	$127,523	$494,475
Operating income	19,832	19,594	11,324	20,300	71,050
Net income	1,689	10,045	7,267	9,426	28,427

Income per common share:
Basic	$0.16	$0.84	$0.61	$0.81	$2.43
Diluted	$0.15	$0.78	$0.57	$0.76	$2.28

Year ended December 31, 2003
Total revenues	$103,214	$130,440	$128,227	$131,204	$493,085
Operating income	15,714	19,412	19,459	17,107	71,692
Net income	4,762	13,686	9,251	76,290	103,989

Income per common share:
Basic	$0.52	$1.52	$1.03	$8.49	$11.57
Diluted	$0.51	$1.48	$0.98	$8.08	$11.01

Net income per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income per common share amount for the year.
The Company reversed its income tax valuation allowance in the fourth quarter of 2003. See Note 11 for additional information.
NOTE 18 — RESTATEMENTS
     Previously issued financial statements for the years ended December 31, 2003 and 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes. We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $1.4 million in 2004 and $2.4 million in 2003, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
A summary of the significant effects of the restatements are as follows:
Effects on earnings per common share was as follows:

	Basic	Diluted
2004
Income tax expense effect	$(0.12)	$(0.11)
2003
Income tax expense effect	$(0.26)	$(0.25)

Effects on financial statements was as follows:

	As Previously
2004	Reported	As Restated
Consolidated Balance Sheet
Deferred income tax asset	$54,414	$50,601
Total other assets	84,067	80,254
Total assets	643,668	639,855
Accumulated deficit	(50,857)	(54,670)
Total Equity	258,498	254,685
Total liabilities and stockholders’ equity	$643,668	$639,855
Consolidated Statement of Operations
Income Tax Expense	$18,191	$19,603
Net Income (loss) available for common stockholders	$29,839	$28,427
Income (loss) per common share: Basic	$2.55	$2.43
Income (loss) per common share: Diluted	$2.39	$2.28
Consolidated Statement of Cash Flows
Net Income (loss)	$29,839	$28,427
Deferred income taxes	$17,592	$19,004

	As Previously
2003	Reported	As Restated
Consolidated Balance Sheet
Deferred income tax asset	$72,036	$69,635
Total other assets	99,109	96,708
Total assets	$634,616	$632,215
Retained deficit	(74,314)	(76,715)
Total Equity	140,231	137,830
Total liabilities and stockholders’ equity	$634,616	$632,215
Consolidated Statement of Operations
Income Tax Expense	(73,463)	(71,062)
Net Income (loss) available for common stockholders	$106,390	$103,989
Income (loss) per common share: Basic	$11.83	$11.57
Income (loss) per common share: Diluted	$11.26	$11.01
Consolidated Statement of Cash Flows
Net Income (loss)	$106,390	$103,989
Deferred income taxes	(73,963)	(71,562)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
Disclosure Controls and Procedures
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
     As a result of these control deficiencies, management performed additional procedures to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in the Company’s annual report on this Form 10-K/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting (as restated)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company identified the following material weaknesses in its internal control over financial reporting:
1.	As of December 31, 2004, the Company did not maintain effective controls over the accounting for and reporting of non-routine and non-systematic transactions because it did not have adequate personnel who possessed sufficient depth and experience to correctly account for such transactions in accordance with generally accepted accounting principles. As a result, the Company did not properly account for its fourth quarter acquisition of the remaining 50% interest in a limited liability company, which operates two theatres, in which the Company previously had a 50% equity investment in accordance with generally accepted accounting principles. This control deficiency resulted in immaterial misstatements to the Company’s consolidated financial statements for the year ended December 31, 2004. In addition, the Company’s lack of adequate personnel who possessed sufficient depth and experience contributed to the restatement of the Company’s Consolidated Financial Statements for the year ended December 31, 2003 and its Consolidated Financial Statements for the quarters ended March 31 and June 30, 2004 to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

2.	As of December 31, 2004, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes. Specifically, the Company did not maintain effective controls over the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003 and its consolidated financial statements for the quarters ended March 31 and June 30, 2004, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2004. This control deficiency also resulted in the restatement, discussed in Note 18 to the consolidated financial statements, of the Company’s consolidated financial statements, reported in this Form 10-K/A No. 2 for the years ended December 31, 2003 and 2004 and its consolidated financial statements for the quarters ended March 31 and June 30, 2005, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
     Accordingly, management has determined that each of these control deficiencies constitutes a material weakness. Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in Internal Control - Integrated Framework issued by the COSO.
     Our management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weakness described in 2 above. In connection with the restatement of the Company’s consolidated financial statements described in Note 18 to the consolidated financial statements, our management has determined that the restatement was an additional effect of the material weaknesses described above. Accordingly, this restatement does not affect the previous conclusion stated in our report on internal control over financial reporting.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Measures for Identified Material Weaknesses
     Subsequent to December 31, 2004, we made the following changes in our internal control over financial reporting in an effort to remediate the material weakness related to the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision:
1.	Engaged an outside consultant to assist management in preparation of the Company’s tax provision for inclusion in the financial statements;

2.	Formalized processes, procedures and documentation standards relating to the income tax provision; and

3.	Enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision.
     We believe the errors in our consolidated financial statements related to improper tax deductions taken for cash and stock compensation were discovered as a result of these remedial measures. Although we believe the steps taken to date have improved the design effectiveness of our control over the accounting for income taxes, we have not completed our documentation and testing of the corrective processes and procedures relating to the income tax provision. Certain of the corrective processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our 2005 annual income tax provision. Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting relating to the review of our accounting for income taxes.
     In addition to the foregoing, the Company’s planned remediation measures in connection with the material weaknesses described above include the following:
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

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman, Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

4.4	First Amendment to Stockholders’ Agreement, dated as of May 9, 2003, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 4.4 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

4.5	Letter Agreement, dated as of November 17, 2003, by and among Carmike Cinemas, Inc. and certain Stockholders regarding the Stockholders’ Agreement dated January 31, 2002, as amended, and the Registration Rights Agreement dated January 31, 2002 (filed as Exhibit 4.5 to Carmike’s Form S-1/A (Registration No. 333-90028) filed November 18, 2003 and incorporated herein by reference).

10.1	$50,000,000 Senior Secured First Priority Revolving Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent, and CIT Lending Services Corporation and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.2	$100,000,000 Senior Secured Second Priority Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, and National City Bank, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.3	Stock Purchase Agreement, dated as of June 27, 1997, by and between the Stockholders of Morgan Creek Theatres, Inc.; Stockholders of SB Holdings, Inc.; members of RDL Consulting Limited Liability Company; Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited Liability Company; First International Theatres; Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 10.2 to Carmike’s Form 10-Q (Registration No. 001-11604) for the quarter ended June 30, 1997 and incorporated herein by reference).

10.4*	Carmike Cinemas, Inc. Deferred Compensation Agreement and Trust Agreement, dated as of January 1, 1990 (filed as Exhibit 10(u) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1990 and incorporated herein by reference).

10.5	Aircraft Lease, dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike Cinemas,

Exhibit
Number	Description
Inc. (filed as Exhibit 10(h) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007) and incorporated herein by reference).

10.6	Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1991 and incorporated herein by reference).

10.7	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.8*	Trust Agreement, dated as of July 16, 1999, between Carmike Cinemas, Inc., Michael W. Patrick, F. Lee Champion, III and Larry M. Adams (filed as Exhibit 10.23 to Carmike’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9*	Carmike Cinemas, Inc. Employee Retention and Severance Plan (filed as Exhibit 10.22 to Carmike’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.10*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.11*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.12*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.13*	Carmike Cinemas, Inc. Employee and Consultant Long-Term stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.14*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.15*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.16	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.17	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.18	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.19	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Exchange and Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference).

10.20*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 1 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

21	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
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

CARMIKE CINEMAS, INC.

Date: November 9, 2005	By:	/s/ Michael W. Patrick

Michael W. Patrick
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: November 9, 2005		/s/ Martin A. Durant

Martin A. Durant
Senior Vice President — Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Schedule II — Valuation and Qualifying Accounts
Carmike Cinemas, Inc. and Subsidiaries
December 31, 2004 (in thousands of dollars)

Col. A	Col. B	Col. C				Col. D	Col. E
		As restated Additions
	Balance at	Charged to		Charged to			Balance at
	Beginning of	Costs and		Other Accounts		Deductions -	End
Description	Period	Expenses		- Describe		Describe	of Period
Year Ended December 31, 2001:
Valuation reserve for deferred income tax assets	$40,951	$36,735	(1)	$—		$—	$77,686
Year Ended December 31, 2002:
Valuation reserve for deferred income tax assets	$77,686	$700	(2)	$—		$—	$78,386
Year Ended December 31, 2003:
Valuation reserve for deferred income tax assets	$78,386	$(8,751	)(3)	$(69,635	) (4)	$—	$—
Year Ended December 31, 2004:
Valuation reserve for deferred income tax assets	$—	$—		$—		$—	$—

(1)	Valuation reserve recorded in the year ended December 31, 2001. See Note 11 of notes to audited annual consolidated financial statements.

(2)	Valuation reserve recorded in the year ended December 31, 2002. See Note 11 of notes to audited annual consolidated financial statements.

(3)	Valuation reserve recorded in the year ended December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.

(4)	Full release of valuation reserve as of December 31, 2003. See Note 11 of notes to audited annual consolidated financial statements.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors
of Carmike Cinemas, Inc.:
     Our audits of the consolidated financial statements referred to in our report dated March 15, 2005, except for the restatement described in Note 18 to the consolidated financial statements, as to which the date is November 9, 2005, and April 29, 2005 with respect to our opinions relating to internal control over financial reporting, except for the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 9, 2005, appearing in this Annual Report on Form 10-K/A Amendment No. 2 of Carmike Cinemas, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2004 and 2003.
     As described in Note 18 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statement schedule.
     In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2005, except for the restatement described in Note 18 to the consolidated financial statements, as to which the date is November 9, 2005