Form 10-Q
period 2005-09-30
CARMIKE CINEMAS INC
filed 2005-11-09
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Common Stock, par value $0.03 per share —12,309,002 shares outstanding as of October 30, 2005.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	September 30,	December 31,
	2005	2004 (restated)

Assets
Current assets:
Cash and cash equivalents	—	$56,944
Restricted cash	1,000	—
Accounts and notes receivable	1,364	1,464
Inventories	1,953	1,459
Prepaid expenses	6,636	6,252

Total current assets	10,953	66,119
Other assets:
Restricted cash	2,200	—
Investment in and advances to partnerships	3,371	2,718
Deferred income tax asset	42,956	50,601
Assets held for sale	5,092	6,534
Other	25,976	21,027

Total other assets	79,595	80,880
Property and equipment, net of accumulated depreciation	558,535	469,502
Goodwill and other intangibles , net of accumulated amortization	41,699	23,354

Total assets	$690,782	$639,855

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,245	$22,710
Accrued expenses	34,692	35,582
Dividends payable	2,154	2,128
Current maturities of long-term debt, capital lease obligations and long-term financing obligations	3,321	2,872

Total current liabilities	55,412	63,292
Long-term liabilities:
Long-term debt, less current maturities	317,875	248,000
Capital lease obligations and long-term financing obligations, less current maturities	71,317	72,530

	389,192	320,530
Other	2,200	—
Liabilities subject to compromise	—	1,348
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding as of September 30, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2004	374	365
Paid-in capital	310,689	308,990
Treasury stock, 146,620 shares at cost	(5,210)	—
Retained deficit	(61,875)	(54,670)

	243,978	254,685

Total liabilities and stockholders’ equity	$690,782	$639,855

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)

Revenues
Admissions	$77,247	$77,750	$223,596	$245,652
Concessions and other	39,610	39,178	114,713	121,300

	116,857	116,928	338,309	366,952

Costs and Expenses
Film exhibition costs	41,038	41,857	123,340	127,282
Concession costs	3,734	4,043	11,777	13,113
Other theatre operating costs	47,195	45,746	139,441	136,301
General and administrative expenses	3,726	4,588	14,333	13,468
Depreciation expenses	9,822	9,363	27,819	26,609
(Gain) loss on sales of property and equipment	(72)	7	(498)	(570)

	105,443	105,604	316,212	316,203

Operating income	11,414	11,324	22,097	50,749
Other expenses
Interest expense	7,739	4,240	21,097	18,266
Loss on extinguishment of debt	—	—	5,795	9,579

Income (loss ) before reorganization costs and income taxes	3,675	7,084	(4,795)	22,904
Reorganization expense (benefit)	—	(5,116)	(2,388)	(8,997)

Income (loss) before income taxes	3,675	12,200	(2,407)	31,901
Income tax expense (benefit)	2,354	4,933	(1,664)	12,900

Net income (loss) available for common stockholders	$1,321	$7,267	$(743)	$19,001

Weighted average shares outstanding:
Basic	12,212	11,991	12,175	11,608
Diluted	12,690	12,715	12,698	12,343
Net income (loss) per common share:
Basic	$0.11	$0.61	$(0.06)	$1.64
Diluted	$0.10	$0.57	$(0.06)	$1.54
Dividend declared per common share	$0.175	$0.175	$0.525	$0.350
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Nine Months Ended
	September 30
	2005	2004 (restated)

Operating Activities
Net income (loss)	$(743)	$19,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,871	26,609
Deferred income taxes	137	12,262
Non-cash compensation	2,169	4,038
Reorganization items	(2,391)	(9,219)
Non-cash Loss on extinguishment of debt	3,820	9,579
Gain on real estate sales	(498)	(570)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	649	(2,380)
Prepaid expenses	120	(10,044)
Accounts payable	(6,491)	(16,550)
Accrued expenses and other liabilities	(22,768)	(15,750)

Net cash provided by operating activities	1,875	16,976
Investing Activities
Purchases of property and equipment	(58,864)	(23,641)
Acquisition of GKC Theatres’ stock	(58,882)	—
Funding of GKC acquisition escrow account	(3,200)	—
Proceeds from sales of property and equipment	1,937	1,289

Net cash used in investing activities	(119,009)	(22,352)
Financing Activities
Additional borrowings	170,000	250,263
Repayments of long-term debt	(97,749)	(332,334)
Repayments of liabilities subject to compromise	(958)	(1,785)
Repayments of capital leases and long-term financing obligations	(1,165)	(774)
Issuance of common stock, net	1,708	89,346
Purchase of treasury stock	(5,210)	—
Dividends paid	(6,436)	(2,127)

Net cash provided by financing activities	60,190	2,589

Increase (decrease) in cash and cash equivalents	(56,944)	(2,787)
Cash and cash equivalents at beginning of period	56,944	41,236

Cash and cash equivalents at end of period	$—	$38,449

See accompanying notes
Significant Non-Cash Transactions:
In connection with the acquisition of GKC Theatres (as defined in Note 4), the Company assumed liabilities of $4.2 million, a deferred tax liability of $7.5 million and established a restricted cash escrow account of $3.2 million for certain deferred payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three and Nine months Ended September 30, 2005 and 2004
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair statement have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 2004, as amended.
     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 2004, as amended.
     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 is $.3 million and $1.0 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting for the three months ended September 30, 2005 and 2004 and ($.5) million and $.2 million, respectively, from variable accounting for the three months ended September 30, 2005 and 2004.) Additionally, reflected in the Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 is $2.2 million and $4.0 million, respectively, of stock-based employee compensation costs related to stock grants ($2.4 million from fixed accounting for the nine months ended September 30, 2005 and 2004 and ($.2) million and $1.6 million, respectively, from variable accounting for the nine months ended September 30, 2005 and 2004). See Note 13 to “Notes To Consolidated Financial Statements” for a discussion of Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”).
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

	2005	2004
Expected life (years)	9.0	9.0
Risk-free interest rate	4.40%	4.40%
Dividend yield	1.90%	1.90%
Expected volatility	0.40	0.40

Had compensation cost been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(restated)		(restated)

Net income (loss) available for common stock:
As reported	$1,321	$7,267	$(743)	$19,001
Plus: expense recorded on deferred stock compensation, net of related tax effects	106	604	666	2,391
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(422)	(874)	(1,267)	(2,676)

Pro forma – for SFAS No. 123	$1,005	$6,997	$(1,344)	$18,716

Basic net earnings per common share:
As reported	$0.11	$0.61	$(0.06)	$1.64
Pro forma – for SFAS No. 123	$0.08	$0.58	$(0.11)	$1.61
Diluted net earnings per common share:
As reported	$0.10	$0.57	$(0.06)	$1.54
Pro forma – for SFAS No. 123	$0.08	$0.55	$(0.11)	$1.52
The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on August 24, 2005. The dividend was paid on November 2, 2005 to stockholders of record as of October 4, 2005. The aggregate amount of this dividend is approximately $2.2 million.
NOTE 2 — ASSETS HELD FOR SALE
The Company has $5.1 million in surplus long-term real estate assets held for sale as of September 30, 2005. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. No impairment was deemed necessary on the assets in the third quarter of 2005. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.
NOTE 3 — OTHER ASSETS
Other assets are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Loan/lease origination fees	$20,754	$17,298
Deposits and binders	5,183	3,689
Notes receivable less short-term maturity and other assets	39	40

	$25,976	$21,027

NOTE 4 — ACQUISITION OF GKC THEATRES
     On May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $62.1 million, adjusted for working capital of $3.9 million. The GKC Theatres acquisition upholds our traditional focus by taking advantage of opportunistic small market acquisitions. The purchase price was negotiated using the historical average cash flows for the previous five year period ending December 31, 2004 and adjusted for other assets acquired and liabilities assumed. The consolidated financial statements for and as of the nine month period ended September 30, 2005 include the assets and liabilities and the operating results for the period from acquisition date through September 30, 2005. Pursuant to SFAS 141, Business Combinations (“SFAS 141”), the Company applied purchase accounting to the transaction, resulting in recognition of additional property and equipment of $53.8 million. A draft valuation of certain tangible and intangible assets acquired was issued by KPMG, LLP in July 2005. A final valuation report is expected to be received during the fourth quarter of 2005. The Company recognized additional goodwill and other intangibles of approximately $18.0 million from the transaction. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
     Actual cash paid at closing was $58.9 million of the net purchase price of $62.1 million. As stipulated, in the purchase agreement, the remainder of the purchase price, $3.2 million, was set aside in an escrow account. The $3.2 million has been classified as restricted cash in the Company’s consolidated balance sheet. The Company has recorded a liability of $1.0 million in current accrued expenses and $2.2 million in other liabilities in the Company’s consolidated balance sheet, representing deferred payments. The current escrow amount of $1.0 million was to be settled within 120 days of the date of acquisition but has been extended an additional 60 days while the long-term escrow amount of $2.2 million is to be settled within 18 months of the date of acquisition.
The following is a summary of the preliminary allocations of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the respective date of acquisition (in thousands):

Current assets	$1,547
Land	14,809
Buildings, leasehold improvements and equipment, net	38,899
Goodwill	16,145
Other intangible assets	2,362
Other non-current assets	519
Current liabilities	(4,223)
Other non-current liabilities	(7,975)

Total purchase price	$62,083

Pro Forma Results of Operations
     The following pro forma results of operations for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 assumes the GKC Theatres acquisition occurred at the beginning of the fiscal year January 1, 2004 and reflects the full results of operations for the three month and nine month periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.
(in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004 (restated)	2005	2004 (restated)

Revenues	$116,857	$129,785	$355,385	$407,552
Income from operations	11,414	12,720	20,854	55,513
Net Income (loss)	$1,321	$8,179	($1,718)	$21,614
Earnings per share
Basic:	$0.11	$0.68	($0.14)	$1.86
Diluted:	$0.10	$0.64	($0.14)	$1.75
NOTE 5 – DEBT
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Former revolving credit facility	$—	$—
New revolving credit facility	—	—
Former term loan	—	99,000
New term loan	169,575	—
New delayed draw term loan	—	—
7.500% senior subordinated notes	150,000	150,000
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	10	315

	319,585	249,315
Current maturities	(1,710)	(1,315)

	$317,875	$248,000

Recent Financing Transactions
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
     The Company used the $170.0 million new term loan, in addition to approximately $1.5 million of available cash, to (1) fund the $62.1 million net purchase price, (2) repay borrowings of approximately $101.2 million (including principal, interest and fees) under the Company’s former term loan facility, (3) repay approximately $5.1 million of outstanding borrowings (including accrued interest and fees) under the Company’s former revolving credit facility, and (4) pay related fees and expenses. The Company did not draw upon the new revolving credit facility in connection with these transactions.
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

     The interest rate for borrowings under the new term loan is set from time to time at the Company’s option (subject to certain conditions set forth in the new credit agreement) at either: (1) a specified/libor base rate plus 1.50% or (2) the Eurodollar Base Rate (as defined in the new credit agreement) divided by the difference between one and the Eurocurrency Reserve Requirements (as defined in the new credit agreement) plus 2.50%. The final maturity date of the new term loan is May 19, 2012.
     The interest rate for borrowings under the new revolving credit facility for the initial six-month period is set from time to time at the Company’s option (subject to certain conditions set forth in the new credit agreement) at either: (1) a specified/libor base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the new revolving credit facility are based on the Company’s consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the new credit agreement) ranging from 1.50% to 2.25%. The final maturity date of the new revolving credit facility is May 19, 2010.
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
     The Company’s failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the new senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the new revolving credit facility and the new term loan facilities due and payable. As of September 30, 2005, the Company was in compliance with all of the financial covenants. Other events of default under the new senior secured credit facilities include:
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
NOTE 6 — PROCEEDINGS UNDER CHAPTER 11
     On January 31, 2002, the Company emerged from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. On February 11, 2005; the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases. In conjunction with the closure of the bankruptcy cases, the Company settled the three remaining outstanding disputed landlord claims and reversed all accrued bankruptcy-related professional fees.
A description of the proceedings under the Chapter 11 Cases is contained in Note 2 to the Company’s Annual Report on Form 10-K Amendment No. 2, for the year ended December 31, 2004.
Reorganization benefits for the three and nine month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Change in estimate for general Unsecured claims	$—	$(5,148)	$(391)	$(9,218)
Professional fees and other	—	32	(1,997)	221

	$—	$(5,116)	$(2,388)	$(8,997)

NOTE 7 — LIABILITIES SUBJECT TO COMPROMISE
     At December 31, 2004, the Company had approximately $1.3 million in disputed unsecured claims outstanding. During the nine months ended September 30, 2005, all of the outstanding claims were resolved resulting in a change in estimate of $0.4 million and settlements of $0.9 million.
NOTE 8 — INCOME TAXES
     As described in Note 15, previously issued financial statements as of and for the year ended December 31, 2004 and the three and nine month periods ended September 30, 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes.
     At September 30, 2005, the Company had deferred tax assets of approximately $43.0 million remaining. The income tax expense of $2.4 million for the three months ended September 30, 2005, reflects a combined federal and state tax rate of 69.3%. The effective tax rate has increased from 40.4% for the three months ended September 30, 2004 due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
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
     The Company’s federal and state net operating loss decreased from $88.6 million at June 30, 2005, to $84.3 million at September 30, 2005.

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
     Of the 220,000 shares granted to members of senior management, 204,360 shares were earned as of September 30, 2005, subject only to vesting requirements and 15,640 shares have been forfeited. The Company has included in stockholders’ equity $8.5 million and $15.4 million at September 30, 2005 and December 31, 2004, respectively, related to the unvested shares within the 2002 Stock Plan.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004 (restated)	2005	2004
				(restated)

Outstanding shares	12,309	12,152	12,272	11,769
Less restricted stock issued	(97)	(161)	(97)	(161)

Basic shares outstanding	12,212	11,991	12,175	11,608
Dilutive shares:
Restricted stock	92	120	94	122
Stock grants	364	565	389	571
Stock options	22	39	40	42

	12,690	12,715	12,698	12,343

Earnings per share:
Basic	$0.11	$0.61	$(0.06)	$1.64
Diluted	$0.10	$0.57	$(0.06)	$1.54

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
     Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of September 30,
2005

	Carmike Cinemas,	Guarantor	Non-guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Restricted cash	$1,000	$—	$—	$—	$1,000
Accounts and notes receivable	1,226	140	(2)	—	1,364
Inventories	504	1,442	7	—	1,953
Prepaid expenses	2,438	4,145	53	—	6,636

Total current assets	5,168	5,727	58	—	10,953
Other assets:
Restricted cash	2,200	—	—	—	2,200
Investment in and advances to partnerships	57	3,314	—	—	3,371
Investment in subsidiaries	184,059	—	—	(184,059)	—
Deferred income tax asset	22,967	19,989	—	—	42,956
Assets held for sale	347	4,745	—	—	5,092
Other	20,229	5,747	—	—	25,976
Intercompany asset	240,650	2,214	2,850	(245,714)	—

Property and equipment, net of accumulated depreciation	126,760	425,997	5,778	—	558,535
Goodwill and other intangibles, net of accumulated amortization	5,914	35,785	—	—	41,699

Total assets	$608,351	$503,518	$8,686	$(429,773)	$690,782

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,084	$2,184	$(23)	$—	$15,245
Accrued expenses	15,687	18,704	301	—	34,692
Dividends payable	2,154	—	—	—	2,154
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,971	1,350	—	—	3,321

Total current liabilities	32,896	22,238	278	—	55,412
Long-term debt, less current maturities	317,875	—	—	—	317,875
Capital lease and long-term financing obligations less current maturities	11,402	59,915	—	—	71,317
Other	2,200	—	—	—	2,200
Intercompany liability	—	245,714	—	(245,714)	—
Stockholders’ equity	243,978	175,651	8,408	(184,059)	243,978

Total liabilities and stockholders’ equity	$608,351	$503,518	$8,686	$(429,773)	$690,782

Condensed Consolidating Statements of Operations
For Three Months Ended September 30, 2005

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Admissions	$13,921	$62,115	$1,211	$—	$77,247
Concessions and other	13,331	31,662	544	(5,927)	39,610

	27,252	93,777	1,755	(5,927)	116,857

Costs and expenses
Film exhibition costs	7,540	32,839	659	—	41,038
Concession costs	715	2,969	50	—	3,734
Other theatre operating costs	11,732	40,839	464	(5,840)	47,195
General and administrative expenses	2,167	1,559	87	(87)	3,726
Depreciation expenses	2,062	7,659	101	—	9,822
(Gain) on disposal of property and equipment	(70)	(2)	—	—	(72)

	24,146	85,863	1,361	(5,927)	105,443

Operating income	3,106	7,914	394	—	11,414
Interest expense	1,000	6,739	—	—	7,739
Loss on extinguishment of debt	—	—	—	—	—

Net income before reorganization costs and income taxes	2,106	1,175	394	—	3,675
Reorganization expense	—	—	—	—	—

Net income before income taxes and equity in earnings of subsidiaries	2,106	1,175	394	—	3,675
Income tax expense (benefit)	1,349	652	353	—	2,354

	757	523	41	—	1,321
Equity in earnings of subsidiaries	564	—	—	(564)	—

Net income (loss) available for common stockholders	$1,321	$523	$41	$(564)	$1,321

Condensed Consolidating Statements of Operations
For Nine Months Ended September 30, 2005

	Carmike Cinemas,	Guarantor	Non-guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$41,843	$178,703	$3,050	$—	$223,596
Concessions and other	37,303	91,187	1,380	(15,157)	114,713

	79,146	269,890	4,430	(15,157)	338,309

Costs and expenses
Film exhibition costs	23,023	98,620	1,697	—	123,340
Concession costs	2,185	9,470	122	—	11,777
Other theatre operating costs	32,167	120,804	1,414	(14,944)	139,441
General and administrative expenses	12,690	1,643	213	(213)	14,333
Depreciation expenses	6,186	21,331	302	—	27,819
(Gain) on disposal of property and equipment	(497)	(1)	—	—	(498)

	75,754	251,867	3,748	(15,157)	316,212

Operating income	3,392	18,023	682	—	22,097
Interest expense	1,162	19,935	—	—	21,097
Loss on extinguishment of debt	5,795	—	—	—	5,795

Net income (loss) before reorganization costs and income taxes	(3,565)	(1,912)	682	—	(4,795)
Reorganization benefit	(2,388)	—	—	—	(2,388)

Net income (loss) before income taxes and equity in earnings of subsidiaries	(1,177)	(1,912)	682	—	(2,407)
Income tax expense (benefit)	(1,486)	(649)	471	—	(1,664)

	309	(1,263)	211	—	(743)
Equity in earnings of subsidiaries	(1,052)	—	—	1,052	—

Net income (loss) available for common stockholders	$(743)	$(1,263)	$211	$1,052	$(743)

Condensed Consolidating Statements of Cash Flows
For Nine Months Ended September 30, 2005

	Carmike Cinemas,	Guarantor	Non-guarantor
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(743)	$(1,263)	$211	$1,052	$(743)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,186	21,383	302	—	27,871
Deferred income taxes	786	(649)	—	—	137
Non-cash deferred compensation	2,169	—	—	—	2,169
Non-cash reorganization items	(2,391)	—	—	—	(2,391)
Loss on extinguishment of debt	3,820	—	—	—	3,820
Gain on sales of property and equipment	(497)	(1)	—	—	(498)
Changes in operating assets and liabilities	(108,553)	85,875	(4,760)	(1,052)	(28,490)

Net cash used in operating activities	(99,223)	105,345	(4,247)	—	1,875
Investing activities
Purchases of property and equipment	(7,036)	(51,193)	(635)	—	(58,864)
Acquisition of GKC Theatres’ stock	—	(58,882)	—	—	(58,882)
Funding of GKC acquisition escrow account	(3,200)	—	—	—	(3,200)
Proceeds from sale of property and equipment	1,707	230	—	—	1,937

Net cash used in investing activities	(8,529)	(109,845)	(635)	—	(119,009)
Financing activities
Additional borrowing, net of debt issuance costs	170,000	—	—	—	170,000
Repayments of long-term debt	(99,537)	(335)	—	—	(99,872)
Issuance of common stock, net	1,708	—	—	—	1,708
Purchase of treasury stock	(5,210)	—	—	—	(5,210)
Dividends paid	(6,436)	—	—	—	(6,436)

Net cash provided by (used in) financing activities	60,525	(335)	—	—	60,190

Decrease in cash and cash equivalents	(47,227)	(4,835)	(4,882)	—	56,944
Cash and cash equivalents at beginning of period	47,227	4,835	4,882	—	56,944

Cash and cash equivalents at end of period	$—	$—	$—	$—	$0

Significant Non-Cash Transactions :
In connection with the acquisition of GKC Theatres, the Company assumed liabilities of $4.2 million, a deferred tax liability of $7.5 million and established a restricted cash escrow account of $3.2 million for certain deferred payments.

Condensed Consolidating Balance Sheets
As of December 31, 2004

	Carmike
	Cinemas, Inc.	Guarantor	Non-guarantor		Consolidated
	(Restated)	Subsidiaries	Subsidiaries	Eliminations	(Restated)
Assets
Current assets:
Cash and cash equivalents	$47,227	$4,835	$4,882	$—	$56,944
Accounts and notes receivable	1,322	142	—	—	1,464
Inventories	385	1,062	12	—	1,459
Prepaid expenses	2,329	3,870	53	—	6,252

Total current assets	51,263	9,909	4,947	—	66,119
Other assets:
Investment in and advances to partnerships	9,331	2,718	—	(9,331)	2,718
Investment in subsidiaries	114,031	—	—	(114,031)	—
Deferred income tax asset	23,507	27,094	—	—	50,601
Assets held for sale	1,781	4,753	—	—	6,534
Other	15,899	5,127	1	—	21,027
Intercompany asset	221,032	2,220	—	(223,252)	—
Property and equipment, net	113,538	351,122	4,841	1	469,502
Goodwill	5,914	17,440	—	—	23,354

Total assets	$556,296	$420,383	$9,789	$(346,613)	$639,855

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,710	$4,920	$80	$—	$22,710
Accrued expenses	19,293	15,910	379	—	35,582
Dividends payable	2,128	—	—	—	2,128
Current maturities of long-term indebtedness, capital lease and long-term financings obligations	1,532	1,340	—	—	2,872

Total current liabilities	40,663	22,170	459	—	63,292
Long-term debt less current maturities	248,000	—	—	—	248,000
Capital lease and long-term financing obligations less current maturities	11,600	60,930	—	—	72,530
Intercompany liabilities	—	222,118	1,134	(223,252)	—
Liabilities subject to compromise	1,348	—	—	—	1,348
Stockholders’ equity	254,685	115,165	8,196	(123,361)	254,685

Total liabilities and stockholders’ equity	$556,296	$420,383	$9,789	$(346,613)	$639,855

Condensed Consolidating Statements of Operations
For Three Months Ended September 30, 2004

	Carmike
	Cinemas, Inc.	Guarantor	Non-guarantor		Consolidated
	(Restated)	Subsidiaries	Subsidiaries	Eliminations	(Restated)
Revenues
Admissions	$15,400	$61,024	$1,326	$—	$77,750
Concessions and other	12,979	30,912	555	(5,268)	39,178

	28,379	91,936	1,881	(5,268)	116,928

Costs and expenses
Film exhibition costs	7,954	33,182	721		41,857
Concession costs	755	3,231	57		4,043
Other theatre operating costs	10,370	40,052	592	(5,268)	45,746
General and administrative expenses	4,586	(124)	126		4,588
Depreciation expenses	2,665	6,578	120		9,363
(Gain)/loss on sales of property and equipment	0	7	0		7

	26,330	82,926	1,616	(5,268)	105,604

Operating income	2,049	9,010	265	—	11,324
Interest expense	(2,048)	6,288	0		4,240

Net income before reorganization costs and income taxes	4,097	2,722	265	—	7,084
Reorganization benefit	(5,116)	—	—	—	(5,116)

Income before income taxes and equity in earnings of subsidiaries	9,213	2,722	265	—	12,200
Income tax expense	3,813	1,120	0	—	4,933

	5,400	1,602	265	—	7,267
Equity in earnings of subsidiaries	1,867	—	—	(1,867)	—

Net income for common stockholders	$7,267	$1,602	$265	($1,867)	$7,267

Condensed Consolidating Statements of Operations
For Nine Months Ended September 30, 2004

	Carmike
	Cinemas, Inc.	Guarantor	Non-guarantor		Consolidated
	(Restated)	Subsidiaries	Subsidiaries	Eliminations	(Restated)
Revenues
Admissions	$48,476	$193,293	$3,883	$—	$245,652
Concessions and other	41,254	95,516	1,651	(17,121)	121,300

	89,730	288,809	5,534	(17,121)	366,952

Costs and expenses
Film exhibition costs	24,000	101,298	1,984		127,282
Concession costs	2,427	10,525	161		13,113
Other theatre operating costs	30,637	120,963	1,822	(17,121)	136,301
General and administrative expenses	13,472	(306)	302		13,468
Depreciation expenses	6,514	19,735	360		26,609
Gain on sales of property and equipment	(9)	(55)	(506)		(570)

	77,041	252,160	4,123	(17,121)	316,203

Operating income	12,689	36,649	1,411	—	50,749
Interest expense	(1,337)	19,603	0		18,266
Loss on extinguishment of debt	9,579	—	—		9,579

Income before reorganization costs and income taxes	4,447	17,046	1,411	—	22,904
Reorganization expense	(8,997)	—	—		(8,997)

Income (loss) before income taxes and equity in earnings of subsidiaries	13,444	17,046	1,411	—	31,901
Income tax expense	5,979	6,921	0		12,900

	7,465	10,125	1,411	—	19,001
Equity in earnings of subsidiaries	11,536	—	—	(11,536)	—

Net income for common stockholders	$19,001	$10,125	$1,411	($11,536)	$19,001

Condensed Consolidating Statements of Cash Flows
For Nine months Ended September 30, 2004

	Carmike
	Cinemas, Inc.	Guarantor	Non-guarantor		Consolidated
	(Restated)	Subsidiaries	Subsidiaries	Eliminations	(Restated)
Operating activities
Net income	$19,001	$10,125	$1,411	$(11,536)	$19,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,514	19,735	360	—	26,609
Deferred income taxes	5,979	6,283	0	—	12,262
Non-cash deferred compensation	4,038	—	0	—	4,038
Non-cash reorganization items	(9,219)	—	0	—	(9,219)
Loss on extinguishment of debt	9,579	—	0	—	9,579
Gain on sales of property and equipment	(9)	(55)	(506)	—	(570)
Changes in operating assets and liabilities	(18,366)	(39,634)	1,740	11,536	(44,724)

Net cash used in operating activities	17,517	(3,546)	3,005	—	16,976
Investing activities
Purchases of property and equipment	(9,349)	(14,017)	(275)	—	(23,641)
Proceeds from sale of property and equipment	17	1,272	0	—	1,289

Net cash used in investing activities	(9,332)	(12,745)	(275)	—	(22,352)
Financing activities
Additional borrowing, net of debt issuance costs	250,263	—	—	—	250,263
Repayments of debt	(334,010)	(883)	0	—	(334,893)
Issuance of common stock, net	(2,127)		—	—	(2,127)
Issuance of common stock, net	89,346	—	—	—	89,346

Net cash provided by (used in) financing activities	3,472	(883)	0	—	2,589

Increase (decrease) in cash and cash equivalents	11,657	(17,174)	2,730	—	(2,787)
Cash and cash equivalents at beginning of period	24,982	15,250	1,004	—	41,236

Cash and cash equivalents at end of period	$36,639	$(1,924)	$3,734	$—	$38,449

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
     On September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D., North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC sought injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors sought injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (very similar to the other intervenors’ complaints) on April 19, 2005. The parties resolved the case following mediation on July 29, 2005, and agreed to a settlement of $765 thousand. The settlement was paid at the end of September 2005 and the case was dismissed with prejudice subject to a consent decree.
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
     SFAS 123(R) requires companies to use fair value to measure stock-based compensation awards. The “intrinsic value” method of accounting, which APB No. 25 allowed, resulted in no expense for many awards of stock options where the exercise price of the option equaled the price of the underlying stock at grant date. Under SFAS 123(R), the fair value of the award is not remeasured after its initial estimation on the grant date (except under specific circumstances).
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
NOTE 15 — RESTATEMENTS
     Previously issued financial statements as of and for the year ended December 31, 2004 and the three and nine month periods ended September 30, 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes. We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $0.4 million and $0.9 million, respectively for the three and nine month periods ended September 30, 2004, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
A summary of the significant effects of the restatements pertaining to this filing are as follows:
Effects on earnings per common share were as follows:

	Basic	Diluted
September 30, 2004
Income tax expense effect	$(0.03)	$(0.03)
Balance Sheet effects:

	December 31, 2004
	As Previously
	Reported	As Restated
Consolidated Balance Sheet
Deferred income tax asset	$54,414	$50,601
Total other assets	84,693	80,880
Total assets	643,668	639,855
Retained deficit	(50,857)	(54,670)
Total Equity	258,498	254,685
Total liabilities and stockholders’ equity	$643,668	$639,855
Income Statement and Statement of Cash Flows effects:

	For the three months ended
	September 30, 2004
	As Previously
	Reported	As Restated
Consolidated Statement of Operations
Income Tax Expense	$4,574	$4,933
Net Income (loss) available for common stockholders	7,626	7,267
Income (loss) per common share: Basic	$.64	$.61
Income (loss) per common share: Diluted	$.60	$.57

	For the nine months ended
	September 30, 2004
	As Previously
	Reported	As Restated
Consolidated Statement of Operations
Income Tax Expense	$11,962	$12,900
Net Income (loss) available for common stockholders	19,939	19,001
Income (loss) per common share: Basic	$1.72	$1.64
Income (loss) per common share: Diluted	$1.62	$1.54
Consolidated Statement of Cash Flows
Net Income (loss)	$19,939	19,001
Deferred income taxes	11,324	12,262

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
GKC THEATRES ACQUISITION
     On May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $62.1 million. The Company’s consolidated financial statements for and as of the three and nine month periods ended September 30, 2005, include the assets and liabilities and the operating results of GKC Theatres beginning with the acquisition date. With the GKC Theatres acquisition, we added 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
RESTATEMENTS
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
     We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $0.4 million and $0.9 million, respectively for the three and nine month periods ended September 30, 2004, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
RESULTS OF OPERATIONS
     Comparison of Three and Nine months Ended September 30, 2005 and 2004
     Revenues.
     The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For the three months ended		For the nine months ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Average theatres	307	287	294	291
Average screens	2,468	2,200	2,314	2,217
Average attendance per screen	5,887	6,875	18,190	21,540
Average admission price	$5.32	$5.14	$5.31	$5.14
Average concession sales per patron	$2.73	$2.59	$2.73	$2.54
Total attendance (in thousands)	14,530	15,126	42,091	47,754
Total revenues (in thousands)	$116,857	$116,928	$338,309	$366,952
     Total revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 decreased 0.6%. This decrease is due to a 3.9% decrease in total attendance partially offset by increases in average admission and concession prices. Total revenues for the nine months ended September 30, 2005 decreased 7.8%. This decrease is due to a 11.9% decrease in total attendance partially offset by increases in average admission and concession prices. The decrease in attendance was driven by the poor box office performance of many films during the three and nine months ended September 30, 2005. We operated 307 theatres with 2,469 screens as of September 30, 2005 compared to 285 theatres with 2,195 screens as of September 30, 2004.
     The table below shows the activity of theatre openings, closures and acquisitions for the three months ended September 30, 2005.

			Average Screens/
	Theatres	Screens	Theatre
Total at June 30, 2005	311	2,471	8.0
Opens/reopens	2	43
Closures	(6)	(45)

Total at September 30, 2005	307	2,469	8.0

     The closures shown above were the result of normal lease expirations. The Company incurred no additional liability due to these closures.
     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues:
Admissions	66.1%	66.5%	66.1%	66.9%
Concession & Other	33.9	33.5	33.9	33.1

Total Revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	53.1%	53.8%	55.2%	51.8%
Concession costs (2)	9.4	10.3	10.3	10.8
Other theatre operating costs	40.4	39.1	41.2	37.1
General and administrative	3.2	3.9	4.2	3.7
Depreciation expenses	8.4	8.0	8.2	7.3
Gain on sales of property and equipment	(0.1)	0.0	(0.1)	(0.2)

Total costs and expenses	90.2	90.3	93.5	86.2

Operating income	9.8	9.7	6.5	13.8
Interest expense	6.6	3.6	6.2	5.0
Loss on extinguishment of debt	0.0	0.0	1.7	2.6

Income (loss) before reorganization costs and income taxes	3.1	6.1	(1.4)	6.2
Reorganization expense (benefit)	0.0	(4.4)	(0.7)	(2.5)

Net income (loss) before income taxes	3.1	10.4	(0.7)	8.7
Income tax expense (benefit)	2.0	4.2	(0.5)	3.5

Net income (loss) available for common stockholders	1.1%	6.2%	(0.2)%	5.2%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.

The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the nine months ended
			% variance			% variance
	Sept. 30,	Sept. 30,	favorable/	Sept. 30,	Sept. 30,	favorable/
(in thousands)	2005	2004	(unfavorable)	2005	2004	(unfavorable)
Film exhibition costs	$41,038	$41,857	(2.0)%	$123,340	$127,282	(3.1)%
Concession costs	$3,734	$4,043	(7.6)%	$11,777	$13,113	(10.2)%
Other theatre operating costs	$47,195	$45,746	3.2%	$139,441	$136,301	2.3%
General and administrative expenses	$3,726	$4,588	(18.8)%	$14,333	$13,468	6.4%
Depreciation expenses	$9,822	$9,363	4.9%	$27,819	$26,609	4.5%
(Gain) on sales of property and equipment	($72)	$7	(1128.6)%	($498)	($570)	(12.6)%

     Film Exhibition Costs. Film exhibition costs generally fluctuate in direct relation to the increases and decreases in admissions revenue. The decrease in film exhibition costs on a percentage basis for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, was due to a decrease in per-film rental rates. As a percentage of admissions revenue, film exhibition costs were 53.1% for the three months ended September 30, 2005 as compared to 53.8% for the three months ended September 30, 2004. GKC Theatres’ film exhibition costs were 54.5% from the period of acquisition date through September 30, 2005.
     Film exhibition costs for the nine months ended September 30, 2005 decreased 3.1% to $123.3 million from $127.3 million for the nine months ended September 30, 2004 due to the decrease in admission revenues of $22.0 million, offset somewhat by higher film rent percentages on the products played during the nine month period ended September 30, 2005 as compared to 2004. As a percentage of admissions revenue, film exhibition costs were 55.2% for the nine months ended September 30, 2005 as compared to 51.8% for the nine months ended September 30, 2004. Included in the nine months ending September 30, 2005 was ‘Star Wars 3: Revenge of Sith’, a high grossing and high film rent movie compared to ‘The Passion of the Christ’, an unusually high grossing and lower film rent movie included in the nine months ending September 30, 2004
     Concession Costs. Concession costs fluctuate with the changes in concessions revenue. As a percentage of concessions and other revenues, concession costs decreased to 9.4% of concession and other revenue for the three months ended September 30, 2005, as compared to 10.3% of concession and other revenue for the three months ended September 30, 2004. Concession costs, as a percentage of concessions and other revenues for the nine months ended September 30, 2005, were 10.3% as compared to 10.8% for the nine months ended September 30, 2004. We continue to focus on limited, high margin product offerings such as popcorn and soft drinks to keep our concession costs low.
     Other Theatre Operating Costs. Other theatre operating costs for the three months ended September 30, 2005 increased 3.2% compared to the three months ended September 30, 2004 and increased 2.3% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was the result of increased travel, training, point of sales conversion costs and supplies relating to the GKC Theatres acquisition as well as increases in professional fees, rents related to new theatre openings, repairs and replacements.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 decreased 18.8% compared to the three months ended September 30, 2004. The decrease was due to a change in our deferred compensation expense based on fluctuations in stock price and a third quarter reduction in professional fees and costs. General and administrative expenses for the nine months ended September 30, 2005 increased 6.4% compared to the nine months ended September 30, 2004. The increase was the result of general increases in insurance and expenses relating to the implementation of the Company’s record retention program and offsite backup data facility, salaries related to an increase in corporate staff, and travel and conversion expenses related to the GKC Theatres acquisition and an overall increase in professional fees and costs associated with Sarbanes-Oxley compliance.
     Depreciation Expense. Depreciation expense for the three months ended September 30, 2005 increased 4.9% compared to the three months ended September 30, 2004. This increase reflects the purchases and construction of fixed assets during 2005 and depreciation on the fixed assets acquired with the GKC Theatres acquisition for three months ended September 30, 2005. Depreciation expense for the nine months ended September 30, 2005 increased 4.5% compared to the nine months ended September 30, 2004. This reflects an increase in assets placed in service due to completed construction projects and depreciation on the fixed assets of GKC Theatres.
     Gain on Sales of Property and Equipment. The gain on sales of property and equipment for the three months ended September 30, 2005 amounted to $72,000 compared to a loss of $7,000 for the three months ended September 30, 2004. This increase reflects the sale of real property in the three months ended September 30, 2005, compared to the sale of depreciated property for the three months ended September 30, 2004. Gain on sales of property and equipment for the nine months ended September 30, 2005 amounted to $498,000 compared to $570,000 for the nine months ended September 30, 2004.
     Operating Income. Operating income for the three months ended September 30, 2005 was $11.4 million compared to $11.3 million for the three months ended September 30, 2004. GKC Theatres contributed $.6 million to operating income for the three months ended September 30, 2005 and $2.1 million to operating income from the period of the acquisition date through September 30, 2005. As a percentage of revenues, operating income for the three months ended September 30, 2005 was 9.8% compared to 9.7% for the three months ended September 30, 2004. Operating income, as a percentage of revenues, for the nine months ended September 30, 2005 was 6.5% compared to 13.8% for the nine months ended September 30, 2004.

     Interest expense. Interest expense for the three months ended September 30, 2005 increased 82.5% to $7.7 million from $4.2 million for the three months ended September 30, 2004. The increase is related to higher indebtedness related to the GKC Theatres acquisition obtained through a refinancing of the Company’s credit facility that closed on May 19, 2005, which is described under “Liquidity and Capital Resources-New Credit Facilities”. Interest expense for the nine months ended September 30, 2005 increased 15.5% compared to the nine months ended September 30, 2004 due to the reasons discussed above.
     Loss on extinguishment of debt. The refinancing of the Company’s credit facilities, as described under “Liquidity and Capital Resources – New Credit Facilities”, resulted in the write-off of $3.8 million of loan fees related to its February 4, 2004 credit facilities. The $5.8 million loss on extinguishment of debt also included a $2.0 million pre-payment premium on the retirement of its $100.0 million term loan for the nine months ended September 30, 2005.
     Reorganization expense (benefit). No activity occurred for the three months ended September 30, 2005, compared to a reorganization benefit of $5.1 million for the three months ended September 30, 2004. We recognized a reorganization benefit of $2.4 million for the nine months ended September 30, 2005, compared to a reorganization benefit of $9.0 million for the nine months ended September 30, 2004. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
     Income tax expense. The Company recognized an income tax expense of $2.4 million for the three months ended September 30, 2005, representing a combined federal and state tax rate of 69.3%, compared to income tax expense of $4.9 million for the three months ended September 30, 2004, representing a combined federal and state tax rate of 40.4%. The effective tax rate has increased due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income. The income tax benefit for the nine months ended September 30, 2005 was $1.7 million compared to income tax expense of $12.9 million for the nine months ended September 30, 2004, reflecting the change in both income before taxes and the effective tax rate
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $44.5 million as of September 30, 2005, as compared to December 31, 2004 when our current assets exceeded our current liabilities by $2.8 million. The working capital deficit is related to lower revenues during the first nine months of 2005, increased uses of cash for construction related activity and the GKC Theatres acquisition. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our new revolving credit agreement. At September 30, 2005, we had available borrowing capacity of $50 million under our new revolving credit facility.
     During the three months and nine months ended September 30, 2005, we made capital expenditures of approximately $9.8 million and $58.9 million, respectively. Our total budgeted capital expenditures for 2005 are $60.0 million, which we anticipate will be funded by using operating cash flows, available cash from our new revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.
     Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $17.0 million for the nine months ended September 30, 2004. This change is principally due to lower after tax income and a reduction in cash used for working capital items.
     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipient.
     Net cash used in investing activities was $119.0 million for the nine months ended September 30, 2005 compared to $22.4 million for the nine months ended September 30, 2004. This increased use of cash is related to our increased capital expenditures program and the acquisition of GKC Theatres for a net purchase price of $62.1 million. As of September 30, 2005, the Company had under construction projects that will result in 7 additional screens at existing locations, 56 screens at 5 new theatres and 12 screens that are being remodeled.

     For the nine months ended September 30, 2005, net cash provided by financing activities was $60.2 million compared to net cash provided by financing activities of $2.6 million for the nine months ended September 30, 2004. The increase in cash for the nine months ended September 30, 2005 is due to the refinancing of our credit facilities on May 19, 2005 (as described below) offset by the payment of cash dividends of approximately $6.4 million.
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
     As of September 30, 2005, we were in compliance with all of the financial covenants as defined in our debt agreements.
     As of September 30, 2005, we did not have any off-balance sheet financing transactions.
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
     The Company’s failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the new senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the new revolving credit facility and the new term loan facilities due and payable. As of September 30, 2005, the Company was in compliance with all of the financial covenants. Other events of default under the new senior secured credit facilities include:
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
IMPAIRMENT OF PROPERTY AND EQUIPMENT
     The Company reviews its property and equipment for potential impairment charges when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The continued depressed box office performance experienced throughout of 2005 will be one of the many factors considered during our next review. While the Company believes this depressed box office performance to be cyclical and temporary in nature, we will review and consider the full year financial performance of our theatre portfolio, competitive factors and full year industry trends and projections to determine if impairment charges are necessary.
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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K Amendment No. 2, for the year ended December 31, 2004, under the caption “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our new revolving credit facility and our new seven-year term loan credit facility are based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our $170 million term loan credit agreement by approximately $1.7 million on an annual basis. If our $50 million revolving credit agreement was fully drawn a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis. The interest rate on our 7.500% senior subordinated notes is fixed and changes in interest rates will have no effect on annual interest expense.
     The Company has 32 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1.0% change in the CPI would increase rent expense by $3.2 million over the remaining lives of these leases, which management does not believe would have a material impact on the Company’s consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
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
     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.
     As a result of these control deficiencies, management performed additional procedures to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in the Company’s quarterly report on this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company identified the following material weaknesses in its internal control over financial reporting which continued to exist as of September 30, 2005:
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
2. As of December 31, 2004, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes. Specifically, the Company did not maintain effective controls over the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003 and its consolidated financial statements for the quarters ended March 31 and June 30, 2004, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2004. This control deficiency also resulted in the restatement, discussed in Note 18 to the consolidated financial statements, of the Company’s consolidated financial statements, reported in its Form 10-K Amendment No. 2 for the years ended December 31, 2003 and 2004 and its consolidated financial statements for the quarters ended March 31 and June 30, 2005, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

     Our management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses described above. In connection with the restatement of the Company’s consolidated financial statements described in Note 15 to the consolidated financial statements, our management determined that the restatement was an additional effect of the material weaknesses described above.
Changes in Internal Control Over Financial Reporting
     As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — GKC Theatres Acquisition,” on May 19, 2005, the Company acquired 100% of the stock of GKC Theatres. The Company is currently in the process of converting GKC Theatres’ 30 theatres to the Company’s financial reporting systems. However, during the quarter ended September 30, 2005, the results of operations for the substantial majority of the theatres in the GKC Theatres circuit were reported through GKC Theatres’ financial reporting systems. As of September 30, 2005, the Company had not tested these systems or GKC Theatres’ internal controls related to these systems. Other than the changes discussed in this paragraph, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Measures for Identified Material Weaknesses
     During the quarter ended June 30, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the material weakness related to the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision:
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
     As of the end of the period covered by this quarterly report, the Company had not fully implemented the remediation described below. Accordingly, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the end of the third quarter of 2005.
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
     On September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D., North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC sought injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors sought injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (very similar to the other intervenors’ complaints) on April 19, 2005. The parties resolved the case following mediation on July 29, 2005, and agreed to a settlement of $765 thousand. The settlement was paid at the end of September 2005 and the case was dismissed with prejudice subject to a consent decree.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing

Exhibit
Number	Description
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

CARMIKE CINEMAS, INC.
Date: November 9, 2005	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer)

Date: November 9, 2005	By:	/s/ Martin A. Durant
Martin A. Durant
Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

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