Form 10-Q/A
period 2005-03-31
CARMIKE CINEMAS INC
filed 2005-11-10
CIK 799088

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

EXPLANATORY NOTE
     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarterly period ended March 31, 2005 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.
     During the fourth quarter of 2005 the Company determined that it was necessary to restate previously issued financial statements for changes in deferred taxes and income tax expense. Due to errors in the accounting for income taxes for stock grants under our 2002 stock plan and certain executive bonuses (the “accounting errors”), we are restating the previously issued financial statements for the years ended December 31, 2003 and December 31, 2004 and the quarters ended March 31, 2005 and June 30, 2005 (collectively the “Restated Periods”).
     We recently determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the compensation expense related to the stock grant is expected to be non-deductible. As a result, no tax benefit should be attributed to that portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustment, which reduced previously reported net income by $83 thousand for the three months ended March 31, 2004, and increased net income by $2 thousand for the three months ended March 31, 2005, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
     This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4.
     Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	March 31,	December 31,
	2005	2004
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$17,271	$56,944
Accounts and notes receivable	1,201	1,464
Inventories	1,442	1,459
Prepaid expenses	6,026	6,252

Total current assets	25,940	66,119
Other assets:
Investment in and advances to partnerships	3,424	2,718
Deferred income tax asset	49,969	50,601
Assets held for sale	6,224	6,534
Other	21,853	21,027

	81,470	80,880
Property and equipment, net of accumulated depreciation	489,087	469,502
Goodwill, net of accumulated amortization	23,354	23,354

Total assets	$619,851	$639,855

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,558	$22,710
Accrued expenses	29,135	35,582
Dividends Payable	2,154	2,128
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	2,789	2,872

Total current liabilities	51,636	63,292
Long-term liabilities:
Long-term debt, less current maturities	247,750	248,000
Capital lease and long-term financing obligations, less current maturities	72,131	72,530

	319,881	320,530
Liabilities subject to compromise	—	1,348
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding as of March 31, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2004	374	365
Paid-in capital	309,558	308,990
Treasury stock, 146,620 shares at cost	(5,210)	—
Retained deficit	(56,388)	(54,670)

	248,334	254,685

Total liabilities and stockholders’ equity	$619,851	$639,855

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(restated)	(restated)
Revenues
Admissions	$67,569	$79,549
Concessions and other	34,114	37,379

	101,683	116,928
Costs and Expenses
Film exhibition costs	35,382	36,322
Concession costs	3,596	4,126
Other theatre operating costs	44,434	44,570
General and administrative expenses	5,068	3,765
Depreciation expenses	8,264	8,451
Gain on sales of property and equipment	(2)	(305)

	96,742	96,929

Operating income	4,941	19,999
Other expenses
Interest expense	6,570	8,261
Loss on extinguishment of debt	—	9,579

Income (loss) before reorganization costs and income taxes	(1,629)	2,159
Reorganization benefit	(2,391)	(676)

Net income before income taxes	762	2,835
Income tax expense	326	1,146

Net income available for common stockholders	$436	$1,689

Weighted average shares outstanding:
Basic	12,138	10,837
Diluted	12,601	11,547
Net income per common share:
Basic	$0.04	$0.16
Diluted	$0.04	$0.15
Dividend declared per common share	$0.175	$—
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(restated)	(restated)
Operating Activities
Net income	$436	$1,689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,264	8,451
Deferred income taxes	632	1,089
Non-cash deferred compensation	1,039	1,389
Non-cash reorganization items	(2,391)	(1,954)
Loss on extinguishment of debt	—	1,792
Gain on sales of property and equipment	(2)	(305)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	280	314
Prepaid expenses	(1,844)	(8,235)
Accounts payable	(4,492)	(14,166)
Accrued expenses and other liabilities	(7,639)	(10,199)

Net cash used in operating activities	(5,717)	(20,135)
Investing Activities
Purchases of property and equipment	(25,506)	(3,458)
Proceeds from sales of property and equipment	1	610

Net cash used in investing activities	(25,505)	(2,848)
Financing Activities
Debt:
Additional borrowings	—	250,000
Repayments of debt	(351)	(322,637)
Repayments of liabilities subject to compromise	(958)	(8,780)
Repayments of capital leases and long-term financing obligations	(381)	(306)
Issuance of common stock	577	90,151
Purchase of treasury stock	(5,210)	—
Dividends paid	(2,128)	—

Net cash provided by (used in) financing activities	(8,451)	8,428

Increase (decrease) in cash and cash equivalents	(39,673)	(14,555)
Cash and cash equivalents at beginning of period	56,944	41,236

Cash and cash equivalents at end of period	$17,271	$26,681

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
     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K, Amendment No. 2, for the year ended December 31, 2004.
     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K, Amendment No. 2, for the year ended December 31, 2004.
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

	Three Months Ended
	March 31,
	2005	2004
	(restated)	(restated)
Net income available for common stock:
As reported	$436	$1,689
Plus: expense recorded on deferred stock compensation, net of related tax effects	595	823
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(788)	(875)

Pro forma — for SFAS No. 123	$243	$1,637

Basic net earnings per common share:
As reported	$0.04	$0.16
Pro forma — for SFAS No. 123	$0.02	$0.15
Diluted net earnings per common share:
As reported	$0.04	$0.15
Pro forma — for SFAS No. 123	$0.02	$0.14
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
NOTE 7 — INCOME TAXES
     As described in Note 15, previously issued financial statements as of and for the year ended December 31, 2004 and the three month period ended March 31, 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes.
     At March 31, 2005 the Company had deferred tax assets of approximately $50.0 million remaining. The income tax expense of $0.3 million for the three months ended March 31, 2005 reflects a combined federal and state tax rate of 42.7%. The effective tax rate has increased from 40.4% for the three months ended March 31, 2004 due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
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
     The Company has federal and state net operating loss carryforwards of approximately $82.4 million which will begin to expire in the year 2020.
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
     (in thousands, except per share data),

	Three Months Ended
	March 31,
	2005	2004
	(restated)	(restated)
Outstanding shares	12,235	10,998
Less restricted stock issued	(97)	(161)

Basic shares outstanding	12,138	10,837
Dilutive shares:
Restricted stock	68	90
Stock grants	354	521
Stock options	41	99

	12,601	11,547

Earnings per share:
Basic	$0.04	$0.16
Diluted	$0.04	$0.15

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
Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):
Condensed Consolidating Balance Sheets
As of March 31, 2005
(Restated)

	Carmike	Guarantor	Non- Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,852	$2,424	$4,995	$—	$17,271
Accounts and notes receivable	1,304	(102)	(1)		1,201
Inventories	407	1,023	12		1,442
Prepaid expenses	2,284	3,689	53		6,026

Total current assets	13,847	7,034	5,059	—	25,940
Other assets:
Investment in and advances to partnerships	235	3,189	—		3,424
Investment in subsidiaries	122,177	—	—	(122,177)	—
Other	40,152	37,894	—		78,046
Intercompany asset	234,204	2,223	—	(236,427)	—
Property and equipment, net	122,511	361,237	5,339		489,087
Goodwill, net	5,914	17,440	—		23,354

Total assets	$539,040	$429,017	$10,398	$(358,604)	$619,851

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$13,561	$3,930	$67	$—	$17,558
Accrued expenses	14,256	14,626	253		29,135
Dividends payable	2,154	—	—		2,154
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,442	1,347	—		2,789

Total current liabilities	31,413	19,903	320	—	51,636
Long-term debt less current maturities	247,750	—	—		247,750
Capital lease and long-term financing obligations less current maturities	11,543	60,588	—		72,131
Intercompany liabilities	—	234,632	1,795	(236,427)	—
Stockholders’ equity	248,334	113,894	8,283	(122,177)	248,334

Total liabilities and stockholders’ equity	$539,040	$429,017	$10,398	$(358,604)	$619,851

Condensed Consolidating Statements of Operations
For Three Months Ended March 31, 2005
(Restated)

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$13,365	$53,391	$813	$—	$67,569
Concessions and other	11,813	26,684	358	(4,741)	34,114

	25,178	80,075	1,171	(4,741)	101,683

Costs and expenses
Film exhibition costs	6,751	28,201	430		35,382
Concession costs	702	2,863	31		3,596
Other theatre operating costs	10,185	38,472	460	(4,683)	44,434
General and administrative expenses	5,070	(2)	58	(58)	5,068
Depreciation expenses	1,898	6,260	106		8,264
(Gain) loss on disposal of property and equipment	(3)	1	—		(2)

	24,603	75,795	1,085	(4,741)	96,742

Operating income	575	4,280	86	—	4,941
Interest expense	60	6,510	—		6,570

Net income before reorganization costs and income taxes	515	(2,230)	86	—	(1,629)
Reorganization benefit	(2,391)	—	—		(2,391)

Net income before income taxes & equity in earnings of subsidiaries	2,906	(2,230)	86	—	762
Income tax expense	1,247	(958)	37		326

	1,659	(1,272)	49	—	436
Equity in earnings of subsidiaries	(1,223)	—	—	1,223	—

Net income (loss) available for common stockholders	$436	$(1,272)	$49	$1,223	$436

Condensed Consolidating Statements of Cash Flows
For Three Months Ended March 31, 2005
(Restated)

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$436	$(1,272)	$49	$1,223	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,898	6,260	106		8,264
Deferred income taxes	1,560	(928)	—		632
Non-cash compensation	1,039	—	—		1,039
Non-cash reorganization items	(2,391)	—	—		(2,391)
Gain on disposal of property and equipment	(3)	1	—		(2)
Changes in operating assets and liabilities	(21,885)	8,851	562	(1,223)	(13,695)

Net cash provided by (used in) operating activities	(19,346)	12,912	717	—	(5,717)
Investing activities
Purchases of property and equipment	(9,916)	(14,986)	(604)		(25,506)
Proceeds from sale of property and equipment	3	(2)	—	—	1

Net cash provided by (used in) investing activities	(9,913)	(14,988)	(604)	—	(25,505)
Financing activities
Additional borrowing, net of debt issuance costs	—	—	—		—
Repayments of debt	(1,355)	(335)	—		(1,690)
Issuance of common stock	577	—	—	—	577

Purchase of treasury stock	(5,210)	—	—	—	(5,210)

Dividends paid	(2,128)	—	—	—	(2,128)

Net cash provided by (used in) financing activities	(8,116)	(335)	—	—	(8,451)

Increase (decrease) in cash and cash equivalents	(37,375)	(2,411)	113	—	(39,673)
Cash and cash equivalents at beginning of period	47,227	4,835	4,882	—	56,944

Cash and cash equivalents at end of period	$9,852	$2,424	$4,995	$—	$17,271

Condensed Consolidating Balance Sheets
As of December 31, 2004
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,227	$4,835	$4,882	$—	$56,944
Accounts and notes receivable	1,322	142	—	—	1,464
Inventories	385	1,062	12	—	1,459
Prepaid expenses	2,329	3,870	53	—	6,252

Total current assets	51,263	9,909	4,947	—	66,119
Other assets:
Investment in and advances to partnerships	9,331	2,718	—	(9,331)	2,718
Investment in subsidiaries	114,031	—	—	(114,031)	—
Other	41,187	36,974	1	—	78,162
Intercompany asset	221,032	2,220	—	(223,252)	—
Property and equipment, net	113,538	351,122	4,841	1	469,502
Goodwill	5,914	17,440	—	—	23,354

Total assets	$556,296	$420,383	$9,789	$(346,613)	$639,855

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,710	$4,920	$80	$—	$22,710
Dividends payable	2,128	—	—	—	2,128
Accrued expenses	19,293	15,910	379	—	35,582
Current maturities of long-term indebtedness, capital lease and long-term financings obligations	1,532	1,340	—	—	2,872

Total current liabilities	40,663	22,170	459	—	63,292
Long-term debt less current maturities	248,000	—	—	—	248,000
Capital lease and long-term financing obligations less current maturities	11,600	60,930	—	—	72,530
Intercompany liabilities	—	222,118	1,134	(223,252)	—
Liabilities subject to compromise	1,348	—	—	—	1,348
Stockholders’ equity	254,685	115,165	8,196	(123,361)	254,685

Total liabilities and stockholders’ equity	$556,296	$420,383	$9,789	$(346,613)	$639,855

Condensed Consolidating Statements of Operations
For Three Months Ended March 31, 2004
(Restated)

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$15,411	$62,833	$1,305	$—	$79,549
Concessions and other	13,245	29,206	535	(5,607)	37,379

	28,656	92,039	1,840	(5,607)	116,928
Costs and expenses
Film exhibition costs	7,068	28,594	660		36,322
Concession costs	767	3,310	49		4,126
Other theatre operating costs	10,122	39,455	600	(5,607)	44,570
General administrative expenses	3,771	(91)	85		3,765
Depreciation expenses	1,753	6,578	120		8,451
Gain on sales of property and equipment	(10)	(295)	—		(305)

	23,471	77,551	1,514	(5,607)	96,929

Operating income	5,185	14,488	326	—	19,999
Interest expense	1,390	6,871	—		8,261
Loss on extinguishment of debt	9,579	—	—		9,579

Income before reorganization costs and income taxes	(5,784)	7,617	326	—	2,159
Reorganization benefit	(676)	—	—		(676)

Income before income taxes	(5,108)	7,617	326	—	2,835
Income tax expense (benefit)	(1,832)	2,978	—		1,146

Net income for common stock	$(3,276)	$4,639	$326	$—	$1,689
Equity in earnings of subsidiaries	4,965		—	(4,965)	—

Net income available for common stockholders	$1,689	$4,639	$326	$(4,965)	$1,689

Condensed Consolidating Statements of Cash Flows
For Three Months Ended March 31, 2004
(Restated)

	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$1,689	$4,639	$326	$(4,965)	$1,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,753	6,578	120		8,451
Deferred income taxes	(1,889)	2,978			1,089
Non-cash deferred compensation	1,389	—			1,389
Non-cash reorganization on items	(1,954)	—			(1,954)
Loss on extinguishment of debt	1,792	—			1,792
Gain on sales of property and equipment	(10)	(295)			(305)
Changes in operating assets and liabilities	(15,200)	(22,112)	61	4,965	(32,286)

Net cash used in operating activities	(12,430)	(8,212)	507	—	(20,135)
Investing activities
Purchases of property and equipment	(3,189)	(269)			(3,458)
Proceeds from sale of property and equipment	14	596			610

Net cash provided by (used in) investing activities	(3,175)	327	—	—	(2,848)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—			250,000
Repayments of debt	(331,464)	(259)			(331,723)
Issuance of common stock	90,151	—			90,151

Net cash provided by (used in) financing activities	8,687	(259)	—	—	8,428

Decrease in cash and cash equivalents	(6,918)	(8,144)	507		(14,555)
Cash and cash equivalents at beginning of period	24,982	13,843	2,411	—	41,236

Cash and cash equivalents at end of period	$18,064	$5,699	2,918	—	$26,681

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
NOTE 15 — RESTATEMENTS
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
     Previously issued financial statements as of and for the year ended December 31, 2004 and the three month period ended March 31, 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes. We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $83 thousand for the three months ended March 31, 2004, and increased net income by $2 thousand for the three months ended March 31, 2005, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
A summary of the significant effects of the restatements are as follows:
Balance Sheet effects:

	For the three months ended		For the year ended
	March 31, 2005		December 31, 2004

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Balance Sheet
Deferred income tax asset	$54,097	$49,969	$54,414	$50,601
Total other assets	85,598	81,470	84,693	80,880
Total assets	$623,979	$619,851	$643,668	$639,855
Accrued Expenses	29,452	29,135	35,582	35,582
Total current liabilities	51,953	51,636	63,292	63,292
Retained deficit	(52,577)	(56,388)	(50,857)	(54,670)
Total Equity	252,145	248,334	258,498	254,685
Total liabilities and stockholders’ equity	$623,979	$619,851	$643,668	$639,855
Income Statement and Statement of Cash Flows effects:

	For the three months ended		For the three months ended
	March 31, 2005		March 31, 2004

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statement of Operations
Income Tax Expense	$328	$326	$1,063	$1,146
Net Income (loss) available for common stockholders	434	436	1,772	1,689
Income (loss) per common share: Basic	$.04	$.04	$.16	$.16
Income (loss) per common share: Diluted	$.03	$.04	$.15	$.15
Consolidated Statement of Cash Flows
Net Income (loss)	$434	$436	$1,772	$1,689
Deferred income taxes	317	632	1,006	1,089
Accrued expenses and other liabilities	(7,322)	(7,639)	(10,199)	(10,199)
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
      We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustment, which reduced previously reported net income by $83 thousand for the three months ended June 30, 2004, and increased the net income by $2 thousand for the three months ended June 30, 2005, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
EMERGENCE FROM CHAPTER 11
     On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002. A description of the Plan is disclosed in our Annual Report on Form 10-K Amendment No. 2, for the year ended December 31, 2004 under the caption “Our Reorganization.” On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
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

     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(restated)	(restated)

Revenues:
Admissions	66.5%	68.0%
Concession & Other	33.5	32.0

Total Revenue	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	52.4%	45.7%
Concession costs (2)	10.5	11.0
Other theatre operating costs	43.7	38.1
General and administrative	5.0	3.2
Depreciation expenses	8.1	7.2
Gain on sales of property and equipment	—	(0.3)

Total costs and expenses	95.1	82.9

Operating income	4.9	17.1
Interest expense	6.5	7.1
Loss on extinguishment of debt	—	8.2

Income (loss) before reorganization costs and income taxes	(1.6)	1.8
Reorganization benefit	(2.4)	(0.6)

Net income before income taxes	0.7	2.4
Income tax expense	0.3	1.0

Net income available for common stockholders	0.4%	1.4%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.
     The table below summarizes operating expense data for the periods presented.

	For the three months ended
			% variance
	March 31,	March 31,	favorable/
(in thousands)	2005	2004	(unfavorable)
Film exhibition costs	$35,382	$36,322	2.6%
Concession costs	$3,596	$4,126	12.8%
Other theatre operating costs	$44,434	$44,570	0.3%
General and administrative expenses	$5,068	$3,765	(34.6%)
Depreciation expenses	$8,264	$8,451	2.2%
(Gain)/loss on sales of property and equipment	$(2)	$(305)	(99.3%)
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
     Income tax expense. We recognized income tax expense of $326,000 for the three months ended March 31, 2005, representing a combined federal and state tax rate of 42.7%, compared to income tax expense of $1.1 million for the three months ended March 31, 2004, representing a combined federal and state tax rate of 40.4%. The effective tax rate has increased due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
     Reorganization benefits. We recognized reorganization benefit of $2.4 million for the three months ended March 31, 2005, compared to reorganization benefit of $.7 million for the three months ended March 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $25.7 million as of March 31, 2005, as compared to December 31, 2004 when our current assets exceeded our current liabilities by $2.8 million. The working capital deficit is related to the lower revenues and increased uses of cash for construction related activity. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our revolving credit agreement. At March 31, 2005, we had available borrowing capacity of $50 million under our revolving credit facility.
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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K Amendment No. 2, for the year ended December 31, 2004 under the caption “Risk Factors.”
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
     As a result of these control deficiencies, management performed additional procedures to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in the Company’s quarterly report on this Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company identified the following material weaknesses in its internal control over financial reporting which continued to exist as of March 31, 2005:
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
2. As of December 31, 2004, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes. Specifically, the Company did not maintain effective controls over the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003 and its consolidated financial statements for the quarters ended March 31 and June 30, 2004, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2004. This control deficiency also resulted in the restatement, discussed in Note 18 to the consolidated financial statements, of the Company’s consolidated financial statements, reported in its Form 10-K/A No. 2 for the years ended December 31, 2003 and 2004, and its consolidated financial statements for the quarters ended March 31 and June 30, 2005, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

     Our management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses described above. In connection with the restatement of the Company’s consolidated financial statements described in Note 15 to the consolidated financial statements, our management has determined that the restatement was an additional effect of the material weakness described in 2 above.
Remediation Measures for Identified Material Weaknesses
     Subsequent to March 31, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the material weakness related to the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision:
•	Engaged an outside consultant to assist management in preparation of the Company’s tax provision for inclusion in the financial statements;

•	Formalized processes, procedures and documentation standards relating to the income tax provision; and

•	Enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision.
     We believe the errors in our consolidated financial statements related to improper tax deductions taken for cash and stock compensation were discovered as a result of these remedial measures. Although we believe the steps taken to date have improved the design effectiveness of our control over the accounting for income taxes, we have not completed our documentation and testing of the corrective processes and procedures relating to the income tax provision. Certain of the corrective processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our 2005 annual income tax provision. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting relating to the review of our accounting for income taxes.
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

ITEM 6. EXHIBITS.

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation. (filed as Exhibit 2.3 to Carmike’s Form 10-Q filed on May 10, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Amendment No. 1 to Credit and Guarantee Agreement, dated as of March 7, 2005, among the Company, the Guarantors named therein, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent and the Lenders as defined therein (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.2	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.3	2004 Annual Cash Bonuses for Carmike’s Named Executive Officers (filed as Exhibit 99.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

Exhibit
Number	Description
10.4	2005 Base Salaries for Carmike’s Named Executive Officers (filed as Exhibit 99.2 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.5	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 9 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 30

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
Martin A. Durant
Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation. (filed as Exhibit 2.3 to Carmike’s Form 10-Q filed on May 10, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Amendment No. 1 to Credit and Guarantee Agreement, dated as of March 7, 2005, among the Company, the Guarantors named therein, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent and the Lenders as defined therein (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.2	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.3	2004 Annual Cash Bonuses for Carmike’s Named Executive Officers (filed as Exhibit 99.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

Exhibit
Number	Description
10.4	2005 Base Salaries for Carmike’s Named Executive Officers (filed as Exhibit 99.2 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.5	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 9 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 30