Form 10-Q/A
period 2005-06-30
CARMIKE CINEMAS INC
filed 2005-11-10
CIK 799088

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

EXPLANATORY NOTE
Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarterly period ended June 30, 2005 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.
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
     We recently determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the compensation expense related to the stock grant is expected to be non-deductible. As a result, no tax benefit should be attributed to that portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $496 thousand and $579 thousand, respectively, for the three and six month periods ended June 30, 2004, and decreased the net loss by $1.6 million for the three and six months ended June 30, 2005, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants. This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4.
     Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30,	December 31,
	2005	2004
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$1,589	$56,944
Restricted cash	1,000
Accounts and notes receivable	1,885	1,464
Inventories	2,179	1,459
Prepaid expenses	6,891	6,252

Total current assets	13,544	66,119
Other assets:
Restricted cash	2,200	—
Investment in and advances to partnerships	3,745	2,718
Deferred income tax asset	44,767	50,601
Assets held for sale	5,147	6,534
Other	26,725	21,027

Total other assets	82,584	80,880
Property and equipment, net of accumulated depreciation	555,564	469,502
Goodwill and other intangibles, net of accumulated amortization	41,665	23,354

Total assets	$693,357	$639,855

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,557	$22,710
Accrued expenses	36,541	35,582
Dividends payable	2,154	2,128
Current maturities of long-term debt, capital lease obligations and long-term financing obligations	3,406	2,872

Total current liabilities	56,658	63,292
Long-term liabilities:
Long-term debt, less current maturities	318,300	248,000
Capital lease obligations and long-term financing obligations, less current maturities	71,724	72,530

	390,024	320,530
Other	2,200	—
Liabilities subject to compromise	—	1,348
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of June 30, 2005 and December 31, 2004, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding as of June 30, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2004	374	365
Paid-in capital	310,349	308,990
Treasury stock, 146,620 shares at cost	(5,210)	—
Retained deficit	(61,038)	(54,670)

	244,475	254,685

Total liabilities and stockholders’ equity	$693,357	$639,855

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenues
Admissions	$78,780	$88,353	$146,349	$167,902
Concessions and other	40,989	44,743	75,103	82,122

	119,769	133,096	221,452	250,024

Costs and Expenses
Film exhibition costs	46,920	49,103	82,302	85,425
Concession costs	4,447	4,943	8,043	9,069
Other theatre operating costs	47,744	45,984	92,178	90,554
General and administrative expenses	5,607	5,116	10,675	8,881
Depreciation expenses	9,733	8,628	17,997	17,246
Gain on sales of property and equipment	(424)	(272)	(426)	(577)

	114,027	113,502	210,769	210,598

Operating income	5,742	19,594	10,683	39,426
Other expenses
Interest expense	6,788	5,933	13,358	14,027
Loss on extinguishment of debt	5,795	—	5,795	9,579

Income (loss) before reorganization costs and income taxes	(6,841)	13,661	(8,470)	15,820
Reorganization expense (benefit)	3	(3,205)	(2,388)	(3,881)

Income (loss) before income taxes	(6,844)	16,866	(6,082)	19,701
Income tax expense (benefit)	(4,348)	6,821	(4,022)	7,967

Net income (loss) available for common stockholders	$(2,496)	$10,045	$(2,060)	$11,734

Weighted average shares outstanding:
Basic	12,212	11,991	12,175	11,414
Diluted	12,701	12,830	12,672	12,179
Net income (loss) per common share:
Basic	$(0.20)	$0.84	$(0.17)	$1.03
Diluted	$(0.20)	$0.78	$(0.17)	$0.96
Dividend declared per common share	$0.175	$—	$0.35	$—
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(restated)	(restated)
Operating Activities
Net income (loss)	$(2,060)	$11,734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17,997	17,246
Deferred income taxes	(1,478)	7,572
Non-cash compensation	1,828	3,018
Reorganization items	(2,391)	(3,413)
Loss on extinguishment of debt	5,795	1,792
Gain on real estate sales	(426)	(577)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(98)	629
Prepaid expenses	(135)	(9,613)
Accounts payable	(6,443)	(10,121)
Accrued expenses and other liabilities	(19,424)	(3,107)

Net cash provided by (used in) operating activities	(6,835)	15,160
Investing Activities
Purchases of property and equipment	(49,089)	(12,945)
Acquisition of GKC Theatres’ stock, net of cash acquired	(58,883)	—
Funding of GKC acquisition escrow account	(3,200)	1,125
Proceeds from sales of property and equipment	1,706	—

Net cash used in investing activities	(109,466)	(11,820)
Financing Activities
Debt: Additional borrowings	170,000	250,000
Repayments of long-term debt	(99,184)	(324,500)
Repayments of liabilities subject to compromise	(958)	(9,115)
Repayments of capital leases and long-term financing obligations	(788)	(581)
Issuance of common stock, net	1,368	89,893
Purchase of treasury stock	(5,210)	—
Dividends paid	(4,282)	—

Net cash provided by (used in) financing activities	60,946	5,697

Increase (decrease) in cash and cash equivalents	(55,355)	9,037
Cash and cash equivalents at beginning of period	56,944	41,236

Cash and cash equivalents at end of period	$1,589	$50,273

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
     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair statement have been included. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Carmike’s Annual Report on Form 10-K Amendment No. 2, for the year ended December 31, 2004.
     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the Company’s Annual Report on Form 10-K Amendment No. 2, for the year ended December 31, 2004.
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
Had compensation cost been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net income (loss) available for common stock:
As reported	$(2,496)	$10,045	$(2,060)	$11,734
Plus: expense recorded on deferred stock compensation, net of related tax effects	267	964	620	1,786
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(466)	(927)	(932)	(1,801)

Pro forma — for SFAS No. 123	$(2,695)	$10,082	$(2,372)	$11,719

Basic net earnings per common share:
As reported	$(0.20)	$0.84	$(0.17)	$1.03
Pro forma — for SFAS No. 123	$(0.22)	$0.84	$(0.19)	$1.03
Diluted net earnings per common share:
As reported	$(0.20)	$0.78	$(0.17)	$0.96
Pro forma — for SFAS No. 123	$(0.22)	$0.79	$(0.19)	$0.96
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

(in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenues	$124,734	$147,743	$238,528	$277,767
Income from operations	$4,474	$21,538	$9,440	$42,794
Net Income (loss)	$(3,327)	$11,054	$(3,035)	$13,435
Earnings per share
Basic:	$(0.27)	$0.92	$(0.25)	$1.18
Diluted:	$(0.27)	$0.86	$(0.25)	$1.10
NOTE 5 — DEBT
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Former revolving credit facility	$—	$—
New revolving credit facility	—	—
Former term loan	—	99,000
New term loan	170,000	—
New delayed draw term loan	—	—
7.500% senior subordinated notes	150,000	150,000
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	113	315

	320,113	249,315
Current maturities	(1,813)	(1,315)

	$318,300	$248,000

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
NOTE 8 — INCOME TAXES
     As described in Note 15, previously issued financial statements as of and for the year ended December 31, 2004 and the three and six month periods ended June 30, 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes.
     At June 30, 2005, the Company had deferred tax assets of approximately $44.8 million remaining. The income tax benefit of $4.3 million for the three months ended June 30, 2005, reflects a combined federal and state tax rate of 66.1%. The effective tax rate has increased from 40.4% for the three months ended June 30, 2004 due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
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
     The Company’s federal and state net operating loss increased from $82.4 million at March 31, 2005, to $88.6 million at June 30, 2005. The difference reflects an increase of $6.2 million for the three months ended June 30, 2005.
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
NOTE 10 — EARNINGS PER SHARE
     Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 9. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Outstanding shares	12,309	12,152	12,272	11,575
Less restricted stock issued	(97)	(161)	(97)	(161)

Basic shares outstanding	12,212	11,991	12,175	11,414
Dilutive shares:
Restricted stock	85	101	86	98
Stock grants	367	560	369	553
Stock options	37	178	42	114

	12,701	12,830	12,672	12,179

Earnings per share:
Basic	$(0.20)	$0.84	$(0.17)	$1.03
Diluted	$(0.20)	$0.78	$(0.17)	$0.96

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
     Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):
Condensed Consolidating Balance Sheets
As of June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$(949)	$2,462	$76	$—	$1,589
Restricted cash	1,000	—	—	—	1,000
Accounts and notes receivable	1,608	278	(1)	—	1,885
Inventories	483	1,684	12	—	2,179
Prepaid expenses	2,711	4,127	53	—	6,891

Total current assets	4,853	8,551	140	—	13,544
Other assets:
Restricted cash	2,200	—	—	—	2,200
Investment in and advances to partnerships	507	3,238	—	—	3,745
Investment in subsidiaries	183,902	—	—	(183,902)	—
Deferred income tax asset	23,735	21,032	—	—	44,767
Assets held for sale	402	4,745	—	—	5,147
Other	20,990	5,735	—	—	26,725
Intercompany asset	236,142	2,225	3,069	(241,436)	—
Property and equipment, net of accumulated depreciation	127,232	422,575	5,757	—	555,564
Goodwill and other intangibles, net of accumulated amortization	5,914	35,751	—	—	41,665

Total assets	$605,877	$503,852	$8,966	$(425,338)	$693,357

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,266	$6,152	$139	$—	$14,557
Accrued expenses	16,952	19,313	276	—	36,541
Dividends payable	2,154	—	—	—	2,154
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	2,044	1,362	—	—	3,406

Total current liabilities	29,416	26,827	415	—	56,658
Long-term debt, less current maturities	318,300	—	—	—	318,300
Capital lease and long-term financing obligations less current maturities	11,486	60,238	—	—	71,724
Other	2,200	—	—	—	2,200
Intercompany liability	—	241,252	184	(241,436)	—
Stockholders’ equity	244,475	175,535	8,367	(183,902)	244,475

Total liabilities and stockholders’ equity	$605,877	$503,852	$8,966	$(425,338)	$693,357

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Admissions	$14,557	$63,197	$1,026	$—	$78,780
Concessions and other	12,159	32,841	478	(4,489)	40,989

	26,716	96,038	1,504	(4,489)	119,769

Costs and expenses
Film exhibition costs	8,732	37,580	608	—	46,920
Concession costs	768	3,638	41	—	4,447
Other theatre operating costs	10,250	41,493	490	(4,489)	47,744
General and administrative expenses	5,453	86	68	—	5,607
Depreciation expenses	2,226	7,412	95	—	9,733
(Gain) loss on disposal of property and equipment	(424)	—	—	—	(424)

	27,005	90,209	1,302	(4,489)	114,027

Operating income (loss)	(289)	5,829	202	—	5,742
Interest expense	102	6,686	—	—	6,788
Loss on extinguishment of debt	5,795	—	—	—	5,795

Net income (loss) before reorganization costs and income taxes.	(6,186)	(857)	202	—	(6,841)
Reorganization expense	3	—	—	—	3

Net income (loss) before income taxes and equity in earnings of subsidiaries	(6,189)	(857)	202	—	(6,844)
Income tax expense (benefit)	(4,086)	(343)	81	—	(4,348)

	(2,103)	(514)	121	—	(2,496)

Equity in earnings of subsidiaries	(393)	—	—	393	—

Net income (loss) available for common stockholders	$(2,496)	$(514)	$121	$393	$(2,496)

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Admissions	$27,922	$116,588	$1,839	$—	$146,349
Concessions and other	23,972	59,525	836	(9,230)	75,103

	51,894	176,113	2,675	(9,230)	221,452

Costs and expenses
Film exhibition costs	15,483	65,781	1,038	—	82,302
Concession costs	1,470	6,501	72	—	8,043
Other theatre operating costs	20,435	79,965	950	(9,172)	92,178
General and administrative expenses	10,523	84	126	(58)	10,675
Depreciation expenses	4,124	13,672	201	—	17,997
(Gain) loss on disposal of property and equipment	(427)	1	—	—	(426)

	51,608	166,004	2,387	(9,230)	210,769

Operating income (loss)	286	10,109	288	—	10,683
Interest expense	162	13,196	—	—	13,358
Loss on extinguishment of debt	5,795	—	—	—	5,795

Net income (loss) before reorganization costs and income taxes	(5,671)	(3,087)	288	—	(8,470)
Reorganization benefit	(2,388)	—	—	—	(2,388)

Net income (loss) before income taxes and equity in earnings of subsidiaries	(3,283)	(3,087)	288	—	(6,082)
Income tax expense (benefit)	(2,839)	(1,301)	118	—	(4,022)

	(444)	(1,786)	170	—	(2,060)

Equity in earnings of subsidiaries	(1,616)	—	—	1,616	—

Net income (loss) available for common stockholders	$(2,060)	$(1,786)	$170	$1,616	$(2,060)

Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(2,060)	$(1,786)	$170	$1,616	$(2,060)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,124	13,672	201	—	17,997
Deferred income taxes	(177)	(1,301)	—	—	(1,478)
Non-cash deferred compensation.	1,828	—	—	—	1,828
Non-cash reorganization items	(2,391)	—	—	—	(2,391)
Loss on extinguishment of debt	5,795	—	—	—	5,795
Gain on sales of property and equipment	(427)	1	—	—	(426)
Changes in operating assets and liabilities	(105,086)	85,064	(4,462)	(1,616)	(26,100)

Net cash used in operating activities	(98,394)	95,650	(4,091)	—	(6,835)
Investing activities
Purchases of property and equipment	(9,570)	(38,804)	(715)	—	(49,089)
Acquisition of GKC Theatres’ stock	—	(58,883)	—	—	(58,883)
Funding of GKC acquisition escrow account, net of cash acquired	(3,200)	—	—	—	(3,200)
Proceeds from sale of property and equipment	1,707	(1)	—	—	1,706

Net cash used in investing activities	(11,063)	(97,688)	(715)	—	(109,466)
Financing activities
Additional borrowing, net of debt issuance costs	170,000	—	—	—	170,000
Repayments of long-term debt	(100,595)	(335)	—	—	(100,930)
Issuance of common stock, net	1,368	—	—	—	1,368
Purchase of treasury stock	(5,210)	—	—	—	(5,210)
Dividends paid	(4,282)	—	—	—	(4,282)

Net cash provided by (used in) financing activities	61,281	(335)	—	—	60,946

Decrease in cash and cash equivalents	(48,176)	(2,373)	(4,806)	—	(55,355)
Cash and cash equivalents at beginning of period	47,227	4,835	4,882	—	56,944

Cash and cash equivalents at end of period	$(949)	$2,462	$76	$—	$1,589

Significant Non-Cash Transactions:
In connection with the acquisition of GKC Theatres, the Company assumed liabilities of $4.2 million, a deferred tax liability of $7.8 million and established a restricted cash escrow account of $3.2 million for certain deferred payments.

Condensed Consolidating Balance Sheets
As of December 31, 2004
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$47,227	$4,835	$4,882	$—	$56,944
Accounts and notes receivable	1,322	142	—	—	1,464
Inventories	385	1,062	12	—	1,459
Prepaid expenses	2,329	3,870	53	—	6,252

Total current assets	51,263	9,909	4,947	—	66,119
Other assets:
Investment in and advances to partnerships	9,331	2,718	—	(9,331)	2,718
Investment in subsidiaries	114,031	—	—	(114,031)	—
Deferred income tax asset	23,507	27,094	—	—	50,601
Assets held for sale	1,781	4,753	—	—	6,534
Other	15,899	5,127	1	—	21,027
Intercompany asset	221,032	2,220	—	(223,252)	—
Property and equipment, net	113,538	351,122	4,841	1	469,502
Goodwill	5,914	17,440	—	—	23,354

Total assets	$556,296	$420,383	$9,789	$(346,613)	$639,855

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$17,710	$4,920	$80	$—	$22,710
Accrued expenses	19,293	15,910	379	—	35,582
Dividends payable	2,128	—	—	—	2,128
Current maturities of long-term indebtedness , capital lease and long-term financings obligations	1,532	1,340	—	—	2,872

Total current liabilities	40,663	22,170	459	—	63,292
Long-term debt less current maturities	248,000	—	—	—	248,000
Capital lease and long-term financing obligations less current maturities	11,600	60,930	—	—	72,530
Intercompany liabilities	—	222,118	1,134	(223,252)	—
Liabilities subject to compromise	1,348	—	—	—	1,348
Stockholders’ equity	254,685	115,165	8,196	(123,361)	254,685

Total liabilities and stockholders’ equity	$556,296	$420,383	$9,789	$(346,613)	$639,855

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2004
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Admissions	$17,665	$69,436	$1,252	$—	$88,353
Concessions and other	15,030	35,398	561	(6,246)	44,743

	32,695	104,834	1,813	(6,246)	133,096

Costs and expenses
Film exhibition costs	8,978	39,522	603		49,103
Concession costs	904	3,984	55		4,943
Other theatre operating costs	10,144	41,365	721	(6,246)	45,984
General and administrative expenses	5,116	—	—		5,116
Depreciation expenses	1,929	6,579	120		8,628
(Gain)/loss on sales of property and equipment	1	233	(506)		(272)

	27,072	91,683	993	(6,246)	113,502

Operating income	5,623	13,151	820	—	19,594
Interest expense (income)	(511)	6,444	—		5,933

Net income before reorganization costs and income taxes	6,134	6,707	820	—	13,661
Reorganization benefit	(3,205)	—	—	—	(3,205)

Income before income taxes and equity in earnings of subsidiaries	9,339	6,707	820	—	16,866
Income tax expense	3,998	2,823	—	—	6,821

	5,341	3,884	820	—	10,045

Equity in earnings of subsidiaries	4,704	—	—	(4,704)	—

Net income for common stockholders	$10,045	$3,884	$820	$(4,704)	$10,045

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2004
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues
Admissions	$33,076	$132,269	$2,557	$—	$167,902
Concessions and other	28,275	64,604	1,096	(11,853)	82,122

	61,351	196,873	3,653	(11,853)	250,024

Costs and expenses
Film exhibition costs	16,046	68,116	1,263		85,425
Concession costs	1,671	7,294	104		9,069
Other theatre operating costs	20,266	80,911	1,230	(11,853)	90,554
General and administrative expenses	8,887	(182)	176		8,881
Depreciation expenses	3,849	13,157	240		17,246
Gain on sales of property and equipment	(9)	(62)	(506)		(577)

	50,710	169,234	2,507	(11,853)	210,598

Operating income	10,641	27,639	1,146	—	39,426
Interest expense	712	13,315	—		14,027
Loss on extinguishment of debt	9,579	—	—		9,579

Income before reorganization costs and income taxes	350	14,324	1,146	—	15,820
Reorganization expense	(3,881)	—	—		(3,881)

Income before income taxes and equity in earnings of subsidiaries	4,231	14,324	1,146	—	19,701
Income tax expense	2,166	5,801	—		7,967

	2,065	8,523	1,146	—	11,734

Equity in earnings of subsidiaries	9,669	—	—	(9,669)	—

Net income for common stockholders	$11,734	$8,523	$1,146	$(9,669)	$11,734

Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2004
(in thousands)
(Restated)

	Carmike	Guarantor	Non-guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$11,734	$8,523	$1,146	$(9,669)	$11,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,849	13,157	240	—	17,246
Deferred income taxes	2,102	5,470	—	—	7,572
Non-cash deferred compensation.	3,018	—	—	—	3,018
Non-cash reorganization items	(3,413)	—	—	—	(3,413)
Loss on extinguishment of debt	1,792	—	—	—	1,792
Gain on sales of property and equipment	(9)	(62)	(506)	—	(577)
Changes in operating assets and liabilities	(2,629)	(31,325)	2,073	9,669	(22,212)

Net cash used in operating activities	16,444	(4,237)	2,953	—	15,160
Investing activities
Purchases of property and equipment	(9,394)	(1,602)	(1,949)	—	(12,945)
Proceeds from sale of property and equipment	17	1,108	—	—	1,125

Net cash used in investing activities	(9,377)	(494)	(1,949)	—	(11,820)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—	—	—	250,000
Repayments of debt	(333,656)	(540)	—	—	(334,196)
Issuance of common stock, net	89,893	—	—	—	89,893

Net cash provided by (used in) financing activities	6,237	(540)	—	—	5,697

Increase (decrease) in cash and cash equivalents	13,304	(5,271)	1,004	—	9,037
Cash and cash equivalents at beginning of period	24,982	13,788	2,466	—	41,236

Cash and cash equivalents at end of period	$38,286	$8,517	$3,470	$—	$50,273

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

NOTE 15 — RESTATEMENTS
     Previously issued financial statements for the years ended December 31, 2003 and 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes. We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which reduced previously reported net income by $496 thousand and $579 thousand, respectively for the three and six month periods ended June 30, 2004, and decreased the net loss by $1.6 million for the three and six months ended June 30, 2005, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
A summary of the significant effects of the restatements are as follows:
Balance Sheet effects:

	For the six months ended		For the year ended
	June 30, 2005		December 31, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Balance Sheet
Deferred income tax asset	$49,445	$44,767	$54,414	$50,601
Total other assets	87,262	82,584	84,693	80,880
Total assets	$698,035	$693,357	$643,668	$639,855
Accrued Expenses	39,033	36,541	35,582	35,582
Total current liabilities	59,150	56,658	63,292	63,292
Retained deficit	(58,852)	(61,038)	(50,857)	(54,670)
Total Equity	246,661	244,475	258,498	254,685
Total liabilities and stockholders’ equity	$698,035	$693,357	$643,668	$639,855
Income Statement and Statement of Cash Flows effects:

	For the three months ended		For the three months ended
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statement of Operations
Income Tax Expense	$(2,723)	$(4,348)	$6,325	$6,821
Net Income (loss) available for common stockholders	$(4,121)	$(2,496)	$10,541	$10,045
Income (loss) per common share: Basic	$(0.34)	$(0.20)	$0.88	$0.84
Income (loss) per common share: Diluted	$(0.34)	$(0.20)	$0.82	$0.78

	For the six months ended		For the six months ended
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statement of Operations
Income Tax Expense	$(2,395)	$(4,022)	$7,388	7,967
Net Income (loss) available for common stockholders	$(3,687)	$(2,060)	$12,313	$11,734
Income (loss) per common share: Basic	$(0.30)	$(0.17)	$1.08	$1.03
Income (loss) per common share: Diluted	$(0.30)	$(0.17)	$1.01	$0.96
Consolidated Statement of Cash Flows
Net Income (loss)	$(3,687)	$(2,060)	$12,313	$11,734
Deferred income taxes	(2,343)	(1,478)	6,993	7,572
Accrued expenses and other liabilities	(16,932)	(19,424)	(3,107)	(3,107)
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
     We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustment, which reduced previously reported net income by $496 thousand and $579 thousand, respectively, for the three and six months ended June 30, 2004, and decreased the net loss by $1.6 million for the three and six months ended June 30, 2005, are non-cash and had no effect on operating cash flows or the Company’s compliance with its debt covenants.
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

     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Admissions	65.8%	66.4%	66.1%	67.2%
Concession & Other	34.2	33.6	33.9	32.8

Total Revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	59.6%	55.6%	56.2%	50.9%
Concession costs (2)	10.8	11.0	10.7	11.0
Other theatre operating costs.	39.9	34.5	41.6	36.2
General and administrative	4.7	3.8	4.8	3.6
Depreciation expenses	8.1	6.6	8.1	6.9
Gain on sales of property and equipment	(0.4)	(0.2)	(0.2)	(0.2)

Total costs and expenses	95.2	85.4	95.2	84.2

Operating income	4.8	14.6	4.8	15.8
Interest expense	5.7	4.3	6.1	5.6
Loss on extinguishment of debt	4.8	0.0	2.6	3.8

Income (loss) before reorganization costs and income taxes	(5.7)	10.3	(3.8)	6.3
Reorganization expense (benefit)	0.0	(2.4)	(1.1)	(1.6)

Net income (loss) before income taxes	(5.7)	12.7	(2.7)	7.9
Income tax expense (benefit)	(3.6)	5.1	(1.8)	3.2

Net income (loss) available for common stockholders	(2.1)%	7.6%	(0.9)%	4.7%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.

The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the six months ended
			% variance			% variance
	June 30,	June 30,	favorable/	June 30,	June 30,	favorable/
(in thousands)	2005	2004	(unfavorable)	2005	2004	(unfavorable)
Film exhibition costs	$46,920	$49,103	(4.4)%	$82,302	$85,425	(3.7)%
Concession costs	$4,447	$4,943	(10.0)%	$8,043	$9,069	(11.3)%
Other theatre operating costs	$47,744	$45,984	3.8%	$92,178	$90,554	1.8%
General and administrative expenses	$5,607	$5,116	9.6%	$10,675	$8,881	20.2%
Depreciation expenses	$9,733	$8,628	12.8%	$17,997	$17,246	4.4%
(Gain)/loss on sales of property and equipment	$(424)	$(272)	55.9%	$(426)	$(577)	(26.2)%
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
     Income tax expense. The Company recognized an income tax benefit of $4.3 million for the three months ended June 30, 2005, representing a combined federal and state tax rate of 66.1%, compared to income tax expense of $6.8 million for the three months ended June 30, 2004, representing a combined federal and state tax rate of 40.8%. The effective tax rate has increased due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
     The income tax benefit for the six months ended June 30, 2005 was $4.0 million compared to income tax expense of $8.0 million for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $43.1 million as of June 30, 2005, as compared to December 31, 2004 when our current assets exceeded our current liabilities by $2.8 million. The working capital deficit is related to lower revenues during the first six months of 2005, increased uses of cash for construction related activity and the GKC Theatres acquisition. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our new revolving credit agreement. At June 30, 2005, we had available borrowing capacity of $50 million under our new revolving credit facility.
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
Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company identified the following material weaknesses in its internal control over financial reporting which continued to exist as of June 30, 2005:
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
Changes in Internal Control Over Financial Reporting
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
     As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — GKC Theatres Acquisition,” on May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”). The Company is currently in the process of converting GKC Theatres’ 30 theatres to the Company’s financial reporting systems. However, during the quarter ended June 30, 2005, the results of operations for the substantial majority of the theatres in the GKC Theatres circuit were reported through GKC Theatres’ financial reporting systems. As of June 30, 2005, the Company had not tested these systems or GKC Theatres’ internal controls related to these systems.
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

ITEM 6. EXHIBITS.
Listing of Exhibits

Exhibit
Number	Description

2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99to Carmike’s Current Report on Form 8-K filed November 19, 2001and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation. (filed as Exhibit 2.3 to Carmike’s Form 10-Q filed on May 10, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	2005 Cash Bonus Targets for Carmike’s Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.3	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit
Number	Description

10.4	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference)

11	Computation of per share earnings (provided in Note 10 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Martin A. Durant
Senior Vice President — Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

Listing of Exhibits

Exhibit
Number	Description

2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99to Carmike’s Current Report on Form 8-K filed November 19, 2001and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation. (filed as Exhibit 2.3 to Carmike’s Form 10-Q filed on May 10, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	2005 Cash Bonus Targets for Carmike’s Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.3	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit
Number	Description

10.4	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference)

11	Computation of per share earnings (provided in Note 10 to the Notes to Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.