Form 10-Q/A
period 2005-06-30
CARMIKE CINEMAS INC
filed 2006-08-04
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
AMENDMENT NO. 2
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.
Common Stock, par value $0.03 per share —12,309,002 shares outstanding as of June 30, 2005

EXPLANATORY NOTE
     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarterly period ended June 30, 2005 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures. This is the second restatement of the Company’s financial statements for the three and six months ended June 30, 2005 and 2004, and is referenced below as “Amendment 2.” The first restatement was filed on November 10, 2005 on Form 10-Q/A.
Amendment 2
     During May of 2006, we determined that it was necessary to restate our previously issued consolidated financial statements for the years ended December 31, 2004 and December 31, 2003, the quarter ended March 31, 2005 and each of the quarters ended June 30 and September 30, 2005 and 2004 because of certain misstatements in those financial statements. Accordingly, we have included in this Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2005 restated interim consolidated condensed financial statements, the notes thereto, and related disclosures as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004. The misstatements in our previously issued financial statements are principally attributable to certain errors in accounting for lease transactions and other matters as described in Note 1 of the notes to our interim consolidated condensed financial statements.
     The restatement adjustments increased previously reported accumulated deficit as of January 1, 2004 by $11.1 million, decreased previously reported net loss by $0.1 million for the three months ended June 30, 2005, increased net income by $0.3 million for the three months ended June 30, 2004, increased net loss by $0.01 million for the six months ended June 30, 2005 and decreased net income by $0.2 million for the six months ended June 30, 2004. See Part II, Item 8, including Note 1 to the audited consolidated financial statements, of our 2005 Annual Report on Form 10-K for more detailed information concerning the restatement.
     This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4.
     Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q or the previous Form 10-Q/A. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other Company developments subsequent to the previous filings.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30,	December 31,
	2005	2004
	(restated)	(restated)
Assets:
Current assets:
Cash and cash equivalents	$1,782	$56,944
Restricted cash	1,000	—
Accounts and notes receivable	2,251	1,830
Inventories	2,179	1,301
Deferred income tax asset	6,355	6,355
Prepaid expenses	6,698	6,252

Total current assets	20,265	72,682
Other assets:
Restricted cash	2,200	—
Investment in and advances to partnerships	3,745	2,179
Deferred income tax asset	45,972	51,247
Assets held for sale	5,147	6,534
Other	34,386	28,074

Total other assets	91,450	88,034
Property and equipment, net of accumulated depreciation	557,412	467,685
Goodwill	38,251	23,354
Intangible assets, net of accumulated amortization	3,376	—

Total assets	$710,754	$651,755

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$14,016	$22,453
Accrued expenses	36,835	34,939
Dividends payable	2,154	2,128
Current maturities of long-term debt, capital leases and long-term financing obligations	3,406	1,587

Total current liabilities	56,411	61,107
Long-term liabilities:
Long-term debt, less current maturities	318,300	248,000
Capital leases and long-term financing obligations, less current maturities	98,002	93,303
Other	4,793	4,904

Total long-term liabilities	421,095	346,207
Liabilities subject to compromise	—	1,348
Stockholders’ Equity:
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding at June 30, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2004	374	365
Paid-in capital	300,019	302,608
Treasury stock, 146,620 shares at cost	(5,210)	—
Accumulated deficit	(61,935)	(59,880)

Total stockholders’ equity	233,248	243,093

Total liabilities and stockholders’ equity	$710,754	$651,755

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenues
Admissions	$78,780	$88,353	$145,832	$167,902
Concessions and other	41,005	44,836	75,173	82,215

	119,785	133,189	221,005	250,117

Costs and Expenses
Film exhibition costs	46,920	49,103	82,302	85,425
Concession costs	4,447	4,943	8,043	9,069
Other theatre operating costs	47,203	45,525	91,308	89,570
General and administrative expenses	4,354	5,116	8,342	8,882
Depreciation and amortization	9,789	8,604	18,030	17,033
Gain on sales of property and equipment and termination of capital lease	(424)	(1,633)	(426)	(1,938)

	112,289	111,658	207,599	208,041

Operating income	7,496	21,531	13,406	42,076
Other expenses
Interest expense	8,332	7,019	16,067	16,515
Loss on extinguishment of debt	5,795	—	5,795	9,579

Income (loss) before reorganization costs and income taxes	(6,631)	14,512	(8,456)	15,982
Reorganization expense (benefit)	3	(3,205)	(2,388)	(3,881)

Income (loss) before income taxes	(6,634)	17,717	(6,068)	19,863
Income tax expense (benefit)	(4,255)	7,421	(4,013)	8,297

Net income (loss) available for common stockholders	$(2,379)	$10,296	$(2,055)	$11,566

Weighted average shares outstanding:
Basic	12,212	11,991	12,175	11,414
Diluted	12,212	12,830	12,175	12,179
Net income (loss) per common share:
Basic	$(0.19)	$0.86	$(0.17)	$1.01
Diluted	$(0.19)	$0.80	$(0.17)	$0.95
Dividend declared per common share.	$0.18	$—	$0.35	$—

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(restated)	(restated)
Operating Activities
Net income (loss)	$(2,055)	$11,566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,030	17,033
Amortization of debt issuance costs	1,113	847
Deferred income taxes	(1,446)	7,791
Stock-based compensation	1,728	3,018
Reorganization items	(2,388)	(3,881)
Loss on extinguishment of debt	3,820	—
Gain on sales of property and equipment and termination of capital lease	(426)	(1,938)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(527)	200
Prepaid expenses	(13,820)	(11,111)
Accounts payable	(10,384)	(10,121)
Accrued expenses and other liabilities	2,015	(8,793)

Net cash provided by (used in) operating activities	(4,340)	4,611
Investing Activities
Purchases of property and equipment	(52,685)	(12,163)
Acquisition of GKC Theatres’ stock, net of cash acquired	(61,596)	—
Funding of GKC acquisition escrow account	(3,200)	—
Proceeds from sales of property and equipment	1,706	1,125

Net cash used in investing activities	(115,775)	(11,038)
Financing Activities
Debt:
Additional borrowings	175,000	250,000
Repayments of long-term debt	(104,202)	(323,745)
Repayments of liabilities subject to compromise	(958)	(1,317)
Repayments of capital leases and long-term financing obligations	(2,916)	(427)
Proceeds from long-term financing obligations	7,521	1,060
Issuance of common stock, net	—	89,893
Purchase of treasury stock	(5,210)	—
Dividends paid	(4,282)	—

Net cash provided by financing activities	64,953	15,464

Increase (decrease) in cash and cash equivalents	(55,162)	9,037
Cash and cash equivalents at beginning of period	56,944	41,236

Cash and cash equivalents at end of period	$1,782	$50,273

See accompanying notes
Significant Non-Cash Transactions:
     In connection with the acquisition of GKC Theatres, the Company assumed liabilities of approximately $4.2 million, a deferred tax liability of approximately $7.8 million and established a restricted cash escrow account of approximately $3.2 million for certain deferred payments.
     Assets acquired through capital lease obligations and operating leases converted to financing obligations for the six months ended June 30, 2005 were $1.4 million compared to $5.2 million for the six months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES For the Three and Six Months Ended June 30, 2005 and 2004
NOTE 1 — RESTATEMENTS
     The Carmike Cinemas, Inc. consolidated financial statements for the three and six months ended June 30, 2004 and 2005 and incorporated herein include two restatements. The first restatement was filed on November 10, 2005 on Form 10-Q/A and is referenced below as “Amendment 1.” The second restatement of the Company’s financial statements for three and six months ended June 30, 2004 and 2005 is referenced below as “Amendment 2.”
Amendment 1
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
     A summary of the significant effects of the restatements are as follows:
     Balance Sheet effects:

	For the six months ended		For the year ended
	June 30, 2005		December 31, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Balance Sheets
Deferred income tax asset	$49,445	$44,767	$54,414	$50,601
Total other assets	87,262	82,584	84,693	80,880
Total assets	$698,035	$693,357	$643,668	$639,855
Accrued expenses	39,033	36,541	35,582	35,582
Total current liabilities	59,150	56,658	63,292	63,292
Accumulated deficit	(58,852)	(61,038)	(50,857)	(54,670)
Total equity	246,661	244,475	258,498	254,685
Total liabilities and stockholders’ equity	$698,035	$693,357	$643,668	$639,855

Income Statement and Statement of Cash Flows effects:

	For the three months ended		For the three months ended
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Operations
Income tax expense	$(2,723)	$(4,348)	$6,325	$6,821
Net income (loss) available for common stockholders	(4,121)	(2,496)	10,541	10,045
Income (loss) per common share:
Basic	(0.34)	(0.20)	0.88	0.84
Income (loss) per common share:
Diluted	(0.34)	(0.20)	0.82	0.78

	For the six months ended		For the six months ended
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Operations
Income tax expense	$(2,395)	$(4,022)	$7,388	$7,967
Net income (loss) available for common stockholders	(3,687)	(2,060)	12,313	11,734
Income (loss) per common share: Basic	(0.30)	(0.17)	1.08	1.03
Income (loss) per common share: Diluted	(0.30)	(0.17)	1.01	0.96
Amendment 2
     During the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, the quarter ended March 31, 2005, and each of the quarters ended June 30 and September 30, 2005 and 2004 to correct for errors in the financial statements related to our failure to properly account for certain lease related transactions. The following errors in the application of generally accepted accounting principles to lease transactions have been corrected:
•	Where separation of the ground lease and building lease elements of a theatre lease was required pursuant to the provisions of Statement of Financial Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), as amended, we had utilized a pro rata method to fragment leases into building and land elements. The land lease should have been determined by applying an appropriate incremental borrowing rate to the fair value of the land with the remaining lease payments being applied to the lease of the building.

•	For purposes of determining whether the lease is a capital lease because the present value of the minimum lease payments exceeds 90% of the fair value of the leased property, we used an incorrect incremental borrowing rate. Similarly, to the extent the lease was determined to be a capital lease, the same incorrect rate was utilized to record the capital lease obligation.

•	For certain leases, we incorrectly utilized a period exceeding the term of the lease for purposes of amortizing leasehold improvements or capital lease assets. Adjustments were recorded to reflect the amounts computed using the correct lease term.

•	We did not correctly re-assess lease classification upon modification of the terms of certain leases. Accordingly, in some cases, the classification of the leases may have been incorrectly recorded in the financial statements and/or amounts related to the capital leases were not correctly adjusted for such modification.

•	We did not correctly account for certain build-to-suit arrangements in which, for financial reporting purposes, we were considered the owner of these assets during the construction period. Upon completion of the construction projects, we determined that we were unable to meet the requirements for sale-leaseback treatment under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases (“SFAS 98”); accordingly, project costs funded by the landlord should have been recorded as financing obligations.

•	We incorrectly capitalized interest on payments we made for construction of lessor-owned assets under lease arrangements in which we were not considered the owner of the project for financial reporting purposes. Additionally, for one build-to-suit construction project, we utilized an incorrect interest rate for purposes of capitalizing interest, and incorrectly capitalized interest over periods in which construction activity had been deferred for reasons other than normal construction delays.

•	We included contingent payments under lease arrangements classified as capital leases or financing obligations as rent expense, rather than interest expense.

•	We did not revise deferred rental liability calculations to reflect modifications of the terms on certain of our operating leases.

•	We incorrectly reported the cost of our contribution to lessor assets through the funding of project costs as leasehold improvements, rather than as building costs, assets under capital lease or prepaid rent, as appropriate under each arrangement.
     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during 2005, we incorrectly recorded journal entries regarding directors fees, discount ticket and other revenue, capitalized interest, and accrued expense. During 2004, we incorrectly recorded journal entries regarding other revenue and accrued expenses. These errors impact the quarterly results of operations presented in this Form 10-Q/A.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q/A as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been restated to adjust for the errors noted above. These restatements reflect a $11.1 million increase to accumulated deficit at January 1, 2004 as well as adjustments to deferred tax assets, net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses, and accrued expenses. Adjustments were also made to reflect the tax effect of the restatement adjustments.
     In addition, we revised our presentation of dividends declared totaling $2.2 million and $4.3 million for the three and six months ended June 30, 2005, respectively, to present the charge as a reduction of paid-in capital, rather than increase in Accumulated deficit.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic	0.01	0.02	0.00	(0.02)
Diluted	0.01	0.02	0.00	(0.01)

     A summary of the significant effects of the restatements is found below and on the following pages :
Balance Sheet effects:

	As of		As of
	June 30, 2005		December 31, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Balance Sheets
Current deferred income tax asset	$—	$6,355	$—	$6,355
Total current assets	13,544	20,265	66,119	72,682
Deferred income tax asset	44,767	45,972	50,601	51,247
Other assets	26,725	34,386	21,027	28,074
Total other assets	82,584	91,450	80,880	88,034
Property and equipment, net of accumulated depreciation	555,564	557,412	469,502	467,685
Total assets	693,357	710,754	639,855	651,755
Accounts payable	14,557	14,016	22,710	22,453
Accrued expenses	36,541	36,835	35,582	34,939
Current maturities of long-term debt, capital lease, and financing obligations	3,406	3,406	2,872	1,587
Total current liabilities	56,658	56,411	63,292	61,107
Capital leases and long-term financing obligations	71,724	98,002	72,530	93,303
Other liabilities	2,200	4,793	—	4,904
Total long-term liabilities	390,024	421,095	320,530	346,207
Paid-in capital	310,349	300,019	308,990	302,608
Accumulated deficit	(61,038)	(61,935)	(54,670)	(59,880)
Total equity	244,475	233,248	254,685	243,093
Total liabilities and stockholders’ equity	$693,357	$710,754	$639,855	$651,755
     Income Statement effects:

	For the three months ended		For the three months ended
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Statements of Operations
Concessions and other	$40,989	$41,005	$44,743	$44,836
Total revenues	119,769	119,785	133,096	133,189
Other theater operating costs	47,744	47,203	45,984	45,525
General and administrative expenses	5,607	4,354	5,116	5,116
Depreciation and amortization	9,733	9,789	8,628	8,604
Gain on sales of property and equipment and termination of capital lease	(424)	(424)	(272)	(1,633)
Operating income	5,742	7,496	19,594	21,531
Interest expense	6,788	8,332	5,933	7,019
Income tax expense (benefit)	(4,348)	(4,255)	6,821	7,421
Net income (loss) available for common stockholders	(2,496)	(2,379)	10,045	10,296
Income (loss) per common share: Basic	(0.20)	(0.19)	0.84	0.86
Income (loss) per common share: Diluted	(0.20)	(0.19)	0.78	0.80

	For the six months ended		For the six months ended
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Statements of Operations
Admissions	$146,349	$145,832	$167,902	$167,902
Concessions and other	75,103	75,173	82,122	82,215
Total revenue	221,452	221,005	250,024	250,117
Other theater operating costs	92,178	91,308	90,554	89,570
General and administrative expenses	10,675	8,342	8,881	8,882
Depreciation and amortization	17,997	18,030	17,246	17,033
Gain on sales of property and equipment and termination of capital lease	(426)	(426)	(577)	(1,938)
Operating income	10,683	13,406	39,426	42,076
Interest expense	13,358	16,067	14,027	16,515
Income tax expense (benefit)	(4,022)	(4,013)	7,967	8,297
Net income (loss) available for common stockholders	(2,060)	(2,055)	11,734	11,566
Income (loss) per common share: Basic	(0.17)	(0.17)	1.03	1.01
Income (loss) per common share: Diluted	(0.17)	(0.17)	0.96	0.95
Statement of Cash Flows effects:

	For the six months ended		For the six months ended
	June 30, 2005		June 30, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Statements of Cash Flows
Net cash provided by (used in) operating activities	$(6,835)	$(4,340)	$15,160	$4,611
Net cash used in investing activities	(109,466)	(115,775)	(11,820)	(11,038)
Net cash provided by financing activities	60,946	64,953	5,697	15,464

(1)	As previously reported on form 10-Q/A filed November 10, 2005 to restate income tax expense (benefit) and deferred taxes and referred to above as Amendment 1.
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     On August 8, 2000, we and our subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (1) pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statements of Operations. The Company emerged from the Chapter 11 Cases pursuant to its plan of reorganization effective on January 31, 2002. On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Part 1, Item 8 of Carmike’s Annual Report on Form 10-K/A Amendment No. 2, for the year ended December 31, 2004.

     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the notes to our audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K/A Amendment No. 2, for the year ended December 31, 2004.
     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Reflected in the Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 is $0.6 million and $1.6 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting for the three months ended June 30, 2005 and 2004 and ($0.2) million and $0.8 million, respectively from variable accounting for the three months ended June 30, 2004). Additionally, reflected in the Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 is $1.7 million and $3.0 million, respectively, of stock-based employee compensation costs related to stock grants ($1.6 million from fixed accounting for each of the six months ended June 30, 2005 and 2004, respectively, and $0.1 million and $1.4 million, respectively, from variable accounting for the six months ended June 30, 2005 and 2004). See Note 14 of the notes to our interim condensed consolidated financial statements for a discussion of Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”).
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

2004
Expected life (years)	9.00
Risk-free interest rate	4.34%
Dividend yield	0.00%
Expected volatility	0.40
     Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net income (loss) available for common stock:
As reported	$(2,379)	$10,296	$(2,055)	$11,566
Plus: expense recorded on deferred stock compensation, net of related tax effects	669	964	1,683	1,786
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,063)	(927)	(2,331)	(1,801)

Pro forma — for SFAS No. 123	$(2,773)	$10,333	$(2,703)	$11,551

Basic net earnings (loss) per common share:
As reported	$(0.19)	$0.86	$(0.17)	$1.01
Pro forma — for SFAS No. 123	$(0.23)	$0.86	$(0.22)	$1.01
Diluted net earnings (loss) per common share:
As reported	$(0.19)	$0.80	$(0.17)	$0.95
Pro forma — for SFAS No. 123	$(0.23)	$0.81	$(0.22)	$0.95

     The Company’s Board of Directors declared a quarterly dividend of $0.175 per share on May 19, 2005. The dividend was paid on August 1, 2005 to stockholders of record as of July 5, 2005. The aggregate amount of this dividend is approximately $2.2 million.
NOTE 3 — ASSETS HELD FOR SALE
     The Company has $5.1 million in surplus long-term real estate assets held for sale as of June 30, 2005. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”). No impairment was deemed necessary on the assets in the second quarter of 2005. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.
NOTE 4 — OTHER ASSETS
     Other assets are as follows (in thousands):

	June 30,	December 31,
	2005	2004
	(restated)	(restated)
Loan/lease origination fees	$18,224	$14,567
Prepaid rent — funding of lessor’s assets	10,570	9,778
Deposits and binders	5,550	3,689
Notes receivable less short-term maturity and other assets	42	40

	$34,386	$28,074

NOTE 5 — ACQUISITION OF GKC THEATRES
     On May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $62.1 million, adjusted for working capital of $3.9 million. The GKC Theatres acquisition upholds our traditional focus by taking advantage of opportunistic small market acquisitions. The purchase price was negotiated using the historical average cash flows for the previous five year period ending December 31, 2004 and adjusted for other assets acquired and liabilities assumed. The consolidated financial statements for and as of the six month period ended June 30, 2005 include the assets and liabilities and the operating results for the period from acquisition date through June 30, 2005. Pursuant to SFAS 141, Business Combinations (“SFAS 141”), the Company applied purchase accounting to the transaction, resulting in recognition of additional property and equipment of $53.8 million. The Company engaged a professional services firm to perform a valuation of certain tangible and intangible assets acquired. The Company recognized additional goodwill and other intangibles of approximately $18.0 million from the transaction. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
     Actual cash paid at closing was $58.9 million of the net purchase price of $62.1 million, adjusted for working capital of $3.9 million. As stipulated, in the purchase agreement, the remainder of the purchase price, $3.2 million, was set aside in an escrow account. The $3.2 million escrow has been classified as restricted cash in the Company’s consolidated balance sheet. The Company has recorded a liability of $1.0 million in current accrued expenses and $2.2 million in other liabilities in the Company’s consolidated balance sheet, representing deferred payments. The current escrow amount of $1.0 million is to be settled within 120 days of the date of acquisition while the long-term escrow amount of $2.2 million is to be settled within 18 months of the date of acquisition.
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
     (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenues	$124,749	$147,836	$238,081	$277,860
Income from operations	$6,863	$24,767	$14,257	$46,901
Net Income (loss)	$(2,916)	$12,811	$(1,992)	$14,377
Earnings per share:
Basic	$(0.24)	$1.07	$(0.16)	$1.26
Diluted:	$(0.24)	$1.00	$(0.16)	$1.18
NOTE 6 — DEBT
     Debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Former revolving credit facility	$—	$—
New revolving credit facility	—	—
Former term loan	—	99,000
New term loan	170,000	—
New delayed draw term loan	—	—
7.500% senior subordinated notes	150,000	150,000
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	113	315

	320,113	249,315
Current maturities	(1,813)	(1,315)

	$318,300	$248,000

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
     In connection with the transactions described above, the Company terminated its former $50 million revolving credit facility and repaid approximately $5.1 million, which included approximately $5.0 million in unpaid outstanding principal and approximately $0.1 million in accrued interest and fees. Also, the Company terminated its former $100 million term loan, and repaid approximately $98.8 million in principal, approximately $.4 million of accrued interest and paid approximately $2.0 million in prepayment fees. The Company recognized an approximate $5.8 million loss on its extinguishment of debt which consisted of approximately $3.8 million of loan fees related to its February 4, 2004 credit facilities and an approximate $2.0 million prepayment premium on the retirement of its term loan.
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
NOTE 7— PROCEEDINGS UNDER CHAPTER 11
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

     A description of the proceedings under the Chapter 11 Cases is contained in Note 2 of the notes to our audited consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K/A Amendment No. 2, for the year ended December 31, 2004.
     Reorganization expense (benefit) for the three and six month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Change in estimate for general unsecured claims	$—	$(2,908)	$(391)	$(4,070)
Professional fees and other	3	(297)	(1,997)	189

	$3	$(3,205)	$(2,388)	$(3,881)

NOTE 8 — LIABILITIES SUBJECT TO COMPROMISE
     At December 31, 2004, the Company had approximately $1.3 million in disputed unsecured claims outstanding. During the three months ended March 31, 2005, all of the outstanding claims were resolved resulting in a change in estimate of approximately $0.4 million and settlements of approximately $0.9 million.
NOTE 9 — INCOME TAXES
     As described in Note 1 of the notes to our interim condensed consolidated financial statements, previously issued financial statements as of and for the year ended December 31, 2004 and the three and six month periods ended June 30, 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes.
     At June 30, 2005, the Company had deferred tax assets of approximately $52.3 million remaining. The income tax benefit of approximately $4.0 million for the six months ended June 30, 2005, reflects a combined federal and state tax rate of 66.1%. The effective tax rate has increased from 41.8% for the six months ended June 30, 2004 due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
     The sale of shares in the offering of August 2004, caused the Company to undergo an “ownership change” within the meaning of section 382 (g) of the Internal Revenue Code of 1986, as amended. The ownership change will subject our net operating loss carry forwards to an annual limitation on their use, which will restrict our ability to use them to offset our taxable income in periods following the ownership change.
     The Company’s federal and state net operating loss increased from approximately $76.4 million at March 31, 2005, to approximately $82.1 million at June 30, 2005. The difference reflects an increase of approximately $5.7 million for the three months ended June 30, 2005.
NOTE 10 — STOCK PLANS
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

     Of the 220,000 shares granted to members of senior management, 204,360 shares were earned as of June 30, 2005, subject only to vesting requirements and 15,640 shares have been forfeited. The Company has included in stockholders’ equity approximately $8.1 million and approximately $15.5 million at June 30, 2005 and December 31, 2004, respectively, related to the unvested shares within the 2002 Stock Plan.
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
     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash ($5.2 million) on behalf of the stock recipients.
NOTE 11 — EARNINGS PER SHARE
     Earnings per share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents for each period.

     Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 10 of the notes to our interim condensed consolidated financial statements. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Outstanding shares	12,309	12,152	12,276	11,575
Less restricted stock issued	(97)	(161)	(101)	(161)

Basic shares outstanding	12,212	11,991	12,175	11,414
Dilutive shares:
Restricted stock awards	—	661	—	651
Stock options	—	178	—	114

	12,212	12,830	12,175	12,179

Earnings per share:
Basic	$(0.19)	$0.86	$(0.17)	$1.01
Diluted	$(0.19)	$0.80	$(0.17)	$0.95

NOTE 12 — CONDENSED FINANCIAL DATA
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
     Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(949)	$2,731	$—	$1,782
Restricted cash	1,000	—	—	1,000
Accounts and notes receivable	1,974	277	—	2,251
Inventories	483	1,696	—	2,179
Deferred income tax asset	5,153	1,202	—	6,355
Prepaid expenses	2,711	3,987	—	6,698

Total current assets	10,372	9,893	—	20,265
Other assets:
Restricted cash	2,200	—	—	2,200
Investment in and advances to partnerships	507	3,238	—	3,745
Investment in subsidiaries and intercompany asset	422,704	—	(422,704)	—
Deferred income tax asset	22,414	23,558	—	45,972
Assets held for sale	402	4,745	—	5,147
Other	25,522	8,864	—	34,386
Property and equipment, net of accumulated depreciation	123,574	433,838	—	557,412
Goodwill and other intangibles, net of accumulated amortization	5,914	35,713	—	41,627

Total assets	$613,609	$519,849	$(422,704)	$710,754

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,725	$6,291	$—	$14,016
Accrued expenses	26,790	10,045	—	36,835
Dividends payable	2,154	—	—	2,154
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	2,044	1,362	—	3,406

Total current liabilities	38,713	17,698	—	56,411
Long-term debt, less current maturities	318,300	—	—	318,300
Capital lease and long-term financing obligations less current maturities	18,826	79,176	—	98,002
Other	4,522	271	—	4,793
Intercompany liability	—	238,740	(238,740)	—
Stockholders’ equity	233,248	183,964	(183,964)	233,248

Total liabilities and stockholders’ equity	$613,609	$519,849	$(422,704)	$710,754

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$14,557	$64,223	$—	$78,780
Concessions and other	12,159	33,335	(4,489)	41,005

	26,716	97,558	(4,489)	119,785

Costs and expenses
Film exhibition costs	8,732	38,188	—	46,920
Concession costs	768	3,679	—	4,447
Other theatre operating costs	10,105	41,587	(4,489)	47,203
General and administrative expenses	5,170	(816)	—	4,354
Depreciation and amortization	2,197	7,592	—	9,789
Gain on sales of property and equipment	(424)	—	—	(424)

	26,548	90,230	(4,489)	112,289

Operating income	168	7,328	—	7,496
Interest expense	730	7,602	—	8,332
Loss on extinguishment of debt	5,795	—	—	5,795

Net loss before reorganization costs and income taxes	(6,357)	(274)	—	(6,631)
Reorganization expense	3	—	—	3

Net loss before income taxes and equity in earnings of subsidiaries	(6,360)	(274)	—	(6,634)
Income tax benefit	(3,519)	(736)	—	(4,255)

	(2,841)	462	—	(2,379)
Equity in earnings of subsidiaries	462	—	(462)	—

Net income (loss) available for common stockholders	$(2,379)	$462	$(462)	$(2,379)

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$27,405	$118,427	$—	$145,832
Concessions and other	23,972	60,431	(9,230)	75,173

	51,377	178,858	(9,230)	221,005

Costs and expenses
Film exhibition costs	15,483	66,819	—	82,302
Concession costs	1,470	6,573	—	8,043
Other theatre operating costs	20,358	80,122	(9,172)	91,308
General and administrative expenses	9,159	(759)	(58)	8,342
Depreciation and amortization	4,064	13,966	—	18,030
(Gain) loss on sale of property and equipment	(427)	1	—	(426)

	50,107	166,722	(9,230)	207,599

Operating income (loss)	1,270	12,136	—	13,406
Interest expense	1,287	14,780	—	16,067
Loss on extinguishment of debt	5,795	—	—	5,795

Net loss before reorganization costs and income taxes	(5,812)	(2,644)	—	(8,456)
Reorganization benefit	(2,388)	—	—	(2,388)

Net loss before income taxes and equity in earnings of subsidiaries	(3,424)	(2,644)	—	(6,068)
Income tax benefit	(2,265)	(1,748)	—	(4,013)

	(1,159)	(896)	—	(2,055)

Equity in earnings of subsidiaries	(896)	—	896	—

Net loss available for common stockholders	$(2,055)	$(896)	$896	$(2,055)

Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(2,055)	$(896)	$896	$(2,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,064	13,966	—	18,030
Amortization of debt issuance costs	1,113	—	—	1,113
Deferred income taxes	197	(1,643)	—	(1,446)
Non-cash deferred compensation	1,728	—	—	1,728
Non-cash reorganization items	(2,388)	—	—	(2,388)
Loss on extinguishment of debt	3,820	—	—	3,820
(Gain) loss on sales of property and equipment	(427)	1	—	(426)
Changes in operating assets and liabilities	(93,704)	71,884	(896)	(22,716)

Net cash provided by (used in) operating activities	(87,652)	83,312	—	(4,340)
Investing activities
Purchases of property and equipment	(20,701)	(31,984)	—	(52,685)
Acquisition of GKC Theatres’ stock	—	(61,596)	—	(61,596)
Funding of GKC acquisition escrow account, net of cash acquired	(3,200)	—	—	(3,200)
Proceeds from sales of property and equipment	1,706	—	—	1,706

Net cash used in investing activities	(22,195)	(93,580)	—	(115,775)
Financing activities
Additional borrowing, net of debt issuance costs	175,000	—	—	175,000
Repayments of debt	(105,868)	(2,208)	—	(108,076)
Proceeds from long-term financing obligations	2,031	5,490		7,521
Purchase of treasury stock	(5,210)	—	—	(5,210)
Dividends paid	(4,282)	—	—	(4,282)

Net cash provided by financing activities	61,671	3,282	—	64,953

Decrease in cash and cash equivalents	(48,176)	(6,986)	—	(55,162)
Cash and cash equivalents at beginning of period	47,227	9,717	—	56,944

Cash and cash equivalents at end of period	$(949)	$2,731	$—	$1,782

Condensed Consolidating Balance Sheets
As of December 31, 2004
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,227	$9,717	$—	$56,944
Accounts and notes receivable	1,688	142	—	1,830
Inventories	227	1,074	—	1,301
Deferred tax asset (net)	5,153	1,202	—	6,355
Prepaid expenses	2,329	3,923	—	6,252

Total current assets	56,624	16,058	—	72,682
Other assets:
Investment in and advances to partnerships	9,417	2,092	(9,330)	2,179
Investment in subsidiaries	338,488	2,439	(340,927)	—
Deferred income tax asset	22,612	28,635	—	51,247
Other	22,757	11,851	—	34,608
Property and equipment, net	107,992	359,693	—	467,685
Goodwill	5,914	17,440	—	23,354

Total assets	$563,804	$438,208	$(350,257)	$651,755

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,453	$5,000	$—	$22,453
Accrued expenses	28,543	6,396	—	34,939
Dividends payable	2,128	—	—	2,128
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,315	272	—	1,587

Total current liabilities	49,439	11,668	—	61,107
Long-term debt less current maturities	248,000	—	—	248,000
Capital lease and long-term financing obligations, less current maturities	17,305	75,998	—	93,303
Other	4,619	285	—	4,904
Intercompany liabilities	—	221,282	(221,282)	—

Total long-term liabilities	269,924	297,565	(221,282)	346,207
Liabilities subject to compromise	1,348	—	—	1,348
Stockholders’ equity	243,093	128,975	(128,975)	243,093

Total liabilities and stockholders’ equity	$563,804	$438,208	$(350,257)	$651,755

Condensed Consolidating Statements of Operations
For Three Months Ended June 30, 2004
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$17,665	$70,688	$—	$88,353
Concessions and other	15,030	36,052	(6,246)	44,836

	32,695	106,740	(6,246)	133,189

Costs and expenses
Film exhibition costs	8,978	40,125	—	49,103
Concession costs	904	4,039	—	4,943
Other theatre operating costs	10,194	41,577	(6,246)	45,525
General and administrative expenses	5,116	—	—	5,116
Depreciation and amortization	1,869	6,735	—	8,604
(Gain) loss on sales of property and equipment and termination of capital lease	1	(1,634)	—	(1,633)

	27,062	90,842	(6,246)	111,658

Operating income	5,633	15,898	—	21,531
Interest expense (income)	(189)	7,208	—	7,019

Net income before reorganization costs and income taxes	5,822	8,690	—	14,512
Reorganization benefit	(3,205)	—	—	(3,205)

Income before income taxes and equity in earnings of subsidiaries	9,027	8,690	—	17,717
Income tax expense	3,719	3,702	—	7,421

	5,308	4,988	—	10,296
Equity in earnings of subsidiaries	4,988	—	(4,988)	—

Net income available for common stockholders	$10,296	$4,988	$(4,988)	$10,296

Condensed Consolidating Statements of Operations
For Six Months Ended June 30, 2004
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$33,076	$134,826	$—	$167,902
Concessions and other	28,275	65,793	(11,853)	82,215

	61,351	200,619	(11,853)	250,117

Costs and expenses
Film exhibition costs	16,046	69,379	—	85,425
Concession costs	1,671	7,398	—	9,069
Other theatre operating costs	20,423	81,000	(11,853)	89,570
General and administrative expenses	8,888	(6)		8,882
Depreciation and amortization	3,581	13,452		17,033
Gain on sales of property and equipment and termination of capital lease	(9)	(1,929)	—	(1,938)

	50,600	169,294	(11,853)	208,041

Operating income	10,751	31,325	—	42,076
Interest expense	1,505	15,010	—	16,515
Loss on extinguishment of debt	9,579	—	—	9,579

Income (loss) before reorganization costs and income taxes	(333)	16,315	—	15,982
Reorganization benefit	(3,881)	—		(3,881)

Income before income taxes and equity in earnings of subsidiaries	3,548	16,315	—	19,863
Income tax expense	1,482	6,815		8,297

	2,066	9,500	—	11,566

Equity in earnings of subsidiaries	9,500	—	(9,500)	—

Net income available for common stockholders	$11,566	$9,500	$(9,500)	$11,566

Condensed Consolidating Statements of Cash Flows
For Six Months Ended June 30, 2004
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$11,566	$9,500	$(9,500)	$11,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,581	13,452	—	17,033
Amortization of debt issuance costs	847	—	—	847
Deferred income taxes	1,224	6,567	—	7,791
Non-cash deferred compensation	3,018	—	—	3,018
Non-cash reorganization items	(3,881)	—	—	(3,881)
Gain on sales of property and equipment and termination of capital lease	(9)	(1,929)	—	(1,938)
Changes in operating assets and liabilities	(8,638)	(30,687)	9,500	(29,825)

Net cash provided by (used in) operating activities	7,708	(3,097)	—	4,611
Investing activities
Purchases of property and equipment	(9,181)	(2,982)	—	(12,163)
Proceeds from sale of property and equipment	17	1,108	—	1,125

Net cash used in investing activities	(9,164)	(1,874)	—	(11,038)
Financing activities
Additional borrowing, net of debt issuance costs	250,000	—	—	250,000
Repayments of debt	(325,133)	(356)	—	(325,489)
Proceeds from long-term financing obligations	—	1,060	—	1,060
Issuance of common stock, net	89,893	—	—	89,893

Net cash provided by financing activities	14,760	704	—	15,464

Increase (decrease) in cash and cash equivalents	13,304	(4,267)	—	9,037
Cash and cash equivalents at beginning of period	24,982	16,254	—	41,236

Cash and cash equivalents at end of period	$38,286	$11,987	$—	$50,273

NOTE 13 — LEGAL PROCEEDINGS
     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act (“ADA”) violations. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, on the Company.
     On September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against Carmike in the U.S. District Court, E.D., North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. Carmike learned, only after this alleged harasser had stopped working for Carmike that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC sought injunctive and monetary relief, including compensatory and punitive damages and costs. Carmike filed its answer and defenses to the EEOC’s complaint on November 15, 2004. On November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors sought injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. Carmike timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (very similar to the other intervenors’ complaints) on April 19, 2005. The parties resolved the case following mediation on July 29, 2005, and agreed to a settlement of approximately $765 thousand. The final settlement is subject to preparation and review of a final settlement agreement and related documents.
NOTE 14 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition, SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”).
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
     SFAS 123(R) must be adopted no later than the beginning of the Company’s 2006 fiscal year. Based on our valuation under the Black-Scholes option valuation model, presently used by the Company and still appropriate under SFAS 123(R), the Company estimates additional compensation expense from adoption to be approximately $1.0 million for the years ended December 31, 2005 and 2006, respectively. The Company will evaluate other valuation methods, prior to implementation, to determine the most appropriate for the Company. See Note 2 of the notes to our interim condensed consolidated financial statements for the calculation of the Company’s stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).
NOTE 15 — RECLASSIFICATIONS
     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

NOTE 16 — SUBSEQUENT EVENTS OF DEFAULT
     We had not submitted audited financial statements for the year ended December 31, 2005 by the 65th day following the end of the previous fiscal year nor had we submitted unaudited financial statements for the three month period ended March 31, 2006 by the 40th day following the end of such three month period as required by the financial covenants under our senior secured credit facility.
     On April 3, 2006, we obtained a waiver for the covenant regarding delivery of our audited financial statements for the year ended December 31, 2005 by entering into a second amendment to the credit agreement with Bear, Stearns & Co. Inc., and the other lending parties. This second amendment, which had an effective date of March 28, 2006, extended the date by which we were to submit audited financial statements for the year ended December 31, 2005 to the lenders to May 15, 2006. On May 9, 2006, we obtained a second waiver for delivery of such audited financial statements by entering into a third amendment to the credit agreement with Bear, Stearns & Co. Inc. and the other lending parties extending the delivery date to June 30, 2006. The third amendment also included a waiver regarding the delivery of the unaudited financial statements for the three month period ended March 31, 2006, extending the delivery date of such unaudited financial statements to June 30, 2006.
     Effective June 2, 2006, we entered into a fourth amendment to our senior secured credit agreement with the lending parties thereunder, which included an extension of the deadline for the delivery of our audited financial statements for the year ended December 31, 2005 and unaudited financial statements for the three month period ended March 31, 2006 until July 27, 2006. Effective July 27, 2006, we entered into a fifth amendment to our senior secured credit agreement, which included (i) an extension of the deadline for the delivery of our audited financial statements for the year ended December 31, 2005 until September 30, 2006; (ii) an extension of the deadline for delivery of our unaudited financial statements for the quarter ended March 31, 2006 until September 30, 2006; and (iii) an extension of the deadline for delivery of our unaudited financial statements for the quarters ended June 30, 2006 and September 30, 2006 until December 31, 2006.
     The fifth amendment also provides that until we have delivered to the lenders the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006, the maximum principal amount of indebtedness that we may incur under the $50 million revolving credit facility comprising part of the senior secured credit agreement is $10 million. In addition, the maximum principal amount of indebtedness that we may incur under the revolving credit facility will continue to be limited to $10 million if we are unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 or if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
     The amendments provide for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted our existing undrawn $185 million delayed-draw term loan commitment to be used to repay or repurchase our outstanding $150 million of senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto (see below). The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million.
     On April 3, 2006, the trustee for the 7.50% senior subordinated notes notified us that we were in violation of the covenant requiring us to file our Annual Report on Form 10-K with the SEC within the time frame specified by the SEC’s rules and regulations, thereby triggering a default under the note indenture. The notice further stated that if this default continued for an additional sixty days then an event of default under the note indenture would occur. We did not file our Annual Report on Form 10-K on or before June 2, 2006 and did not receive the requisite consents to obtain a waiver of the default under the note indenture. Consequently, the default was not cured during the 60-day cure period and therefore constituted an event of default under the note indenture which entitled the trustee under the notes and/or the holders of at least 25% in aggregate principal amount of the outstanding notes to declare all of the notes immediately due and payable. On June 2, 2006, we received notice from the holders of over 25% in aggregate principal amount of the notes that such holders had accelerated the notes. As a consequence, on June 4, 2006, $150 million in aggregate principal amount of the notes (representing all of the outstanding notes) plus accrued and unpaid interest thereon became immediately due and payable. As permitted under the fourth amendment to our senior secured credit agreement with the lending parties thereunder, we borrowed $156 million under our existing delayed-draw term loan commitment and repaid all of the outstanding notes on June 6, 2006. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENTS
     The Carmike Cinemas, Inc. consolidated financial statements for the three and six months ended June 30, 2005 and 2004 and incorporated herein include two restatements. The first restatement was filed on November 10, 2005 on Form 10-Q/A. The second restatement of the Company’s financial statements for the three and six month periods ended June 30, 2005 and 2004 is referenced below as “Amendment 2.”
Amendment 2
     During the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, and each of the quarters ended March 31, June 30 and September 30, 2005 to correct for errors in the financial statements related to our failure to properly account for certain lease related transactions. The following errors in the application of generally accepted accounting principles to lease transactions have been corrected:
•	Where separation of the ground lease and building lease elements of a theatre lease was required pursuant to the provisions of Statement of Financial Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), as amended, we had utilized a pro rata method to fragment leases into building and land elements. The land lease should have been determined by applying an appropriate incremental borrowing rate to the fair value of the land with the remaining lease payments being applied to the lease of the building.

•	For purposes of determining whether the lease is a capital lease because the present value of the minimum lease payments exceeds 90% of the fair value of the leased property, we used an incorrect incremental borrowing rate. Similarly, to the extent the lease was determined to be a capital lease, the same incorrect rate was utilized to record the capital lease obligation.

•	For certain leases, we incorrectly utilized a period exceeding the term of the lease for purposes of amortizing leasehold improvements or capital lease assets. Adjustments were recorded to reflect the amounts computed using the correct lease term.

•	We did not correctly re-assess lease classification upon modification of the terms of certain leases. Accordingly, in some cases, the classification of the leases may have been incorrectly recorded in the financial statements and/or amounts related to the capital leases were not correctly adjusted for such modification.

•	We did not correctly account for certain build-to-suit arrangements in which, for financial reporting purposes, we were considered the owner of these assets during the construction period. Upon completion of the construction projects, we determined that we were unable to meet the requirements for sale-leaseback treatment under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases (“SFAS 98”); accordingly, project costs funded by the landlord should have been recorded as financing obligations.

•	We incorrectly capitalized interest on payments we made for construction of lessor-owned assets under lease arrangements in which we were not considered the owner of the project for financial reporting purposes. Additionally, for one build-to-suit construction project, we utilized an incorrect interest rate for purposes of capitalizing interest, and incorrectly capitalized interest over periods in which construction activity had been deferred for reasons other than normal construction delays.

•	We included contingent payments under lease arrangements classified as capital leases or financing obligations as rent expense, rather than interest expense.

•	We did not revise deferred rental liability calculations to reflect modifications of the terms on certain of our operating leases.

•	We incorrectly reported the cost of our contribution to lessor assets through the funding of project costs as leasehold improvements, rather than as building costs, assets under capital lease or prepaid rent, as appropriate under each arrangement.
     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during 2005, we incorrectly recorded journal entries regarding directors fees, discount ticket and other revenue, capitalized interest, and accrued expenses. During 2004, we incorrectly recorded journal entries regarding other revenue and accrued expenses. These errors impact the quarterly results of operations presented in this Form 10-Q/A.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q/A as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been restated to adjust for the errors noted above. These restatements reflect a $11.1 million increase to accumulated deficit at January 1, 2004 as well as adjustments to deferred tax assets, net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses, and accrued expenses.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic	0.01	0.02	0.00	(0.02)
Diluted	0.01	0.02	0.00	(0.01)
EMERGENCE FROM CHAPTER 11
     On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan became effective on January 31, 2002. A description of the Plan is disclosed in our Annual Report on Form 10-K/A Amendment No. 2, for the year ended December 31, 2004 under the caption “Our Reorganization.” On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
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

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Average theatres	302	291	292	291
Average screens	2,385	2,220	2,281	2,229
Average attendance per screen	6,208	7,698	12,083	14,622
Average admission price	$5.32	$5.16	$5.31	$5.15
Average concession sales per patron	$2.77	$2.61	$2.72	$2.52
Total attendance (in thousands)	14,807	17,090	27,561	32,592
Total revenues (in thousands) (restated)	$119,785	$133,189	$221,005	$250,117
     Total revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 decreased 10.1%. This decrease is due to a 13.4% decrease in total attendance partially offset by increases in average admission and concession prices. Total revenues for the six months ended June 30, 2005 decreased 11.6%. This decrease is due to a 15.4% decrease in total attendance partially offset by increases in average admission and concession prices. The decrease in attendance was driven by the poor box office performance of many films during the three and six months ended June 30, 2005. We operated 311 theatres with 2,471 screens as of June 30, 2005 compared to 291 theatres with 2,229 screens as of June 30, 2004.
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

     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Admissions	65.8%	66.3%	66.0%	67.1%
Concession & other revenue	34.2	33.7	34.0	32.9

Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	59.6%	55.6%	56.4%	50.9%
Concession costs (2)	10.8	11.0	10.7	11.0
Other theatre operating costs	39.4	34.2	41.3	35.8
General and administrative	3.6	3.8	3.8	3.6
Depreciation and amortization	8.2	6.5	8.2	6.8
Gain on sales of property and equipment and termination of capital lease	(0.4)	(1.2)	(0.2)	(0.8)

Total costs and expenses	93.7	83.8	93.9	83.2

Operating income	6.3	16.2	6.1	16.8
Interest expense	7.0	5.3	7.3	6.6
Loss on extinguishment of debt	4.8	—	2.6	3.8

Income (loss) before reorganization costs and income taxes	(5.5)	10.9	(3.8)	6.4
Reorganization expense	0.0	(2.4)	(1.1)	(1.6)

Net income (loss) before income taxes	(5.5)	13.3	(2.7)	7.9
Income tax expense (benefit)	(3.6)	5.6	(1.8)	3.3

Net income (loss) available for common stockholders	(2.0)%	7.7%	(0.9)%	4.6%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.

     The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the six months ended
			% variance			% variance
	June 30,	June 30,	favorable/	June 30,	June 30,	favorable/
(in thousands)	2005	2004	(unfavorable)	2005	2004	(unfavorable)
Film exhibition costs	$46,920	$49,103	4.4%	$82,302	$85,425	3.7%
Concession costs	$4,447	$4,943	10.0%	$8,043	$9,069	11.3%
Other theatre operating costs	$47,203	$45,525	(3.7)%	$91,308	$89,570	(1.9)%
General and administrative expenses	$4,354	$5,116	14.9%	$8,342	$8,882	6.1%
Depreciation and amortization	$9,789	$8,604	(13.8)%	$18,030	$17,033	(5.9)%
Gain on sales of property and equipment and termination of capital lease.	$(424)	$(1,633)	(74.0)%	$(426)	$(1,938)	(78.0)%
     Film Exhibition Costs. Film exhibition costs generally fluctuate in direct relation to the increases and decreases in admissions revenue. The increase in film exhibition costs on a percentage basis for the three months ended June 30, 2005, was due to an increase in per-film rental rates. As a percentage of admissions revenue, film exhibition costs were 59.6% for the three months ended June 30, 2005 as compared to 55.6% for the three months ended June 30, 2004. GKC Theatres’ film exhibition costs were 57.2% from the period of acquisition date through June 30, 2005. This increase is largely the result of more expensive high grossing films as a percentage of the total box office for the quarter. The top five films during the second quarter were Star Wars 3: Revenge of the Sith, Madagascar, The Longest Yard, Mr. and Mrs. Smith, and Batman Begins. These films represent 42.3% of the total box office for the quarter and had an average film exhibition cost of 61.2%. The top five films for the second quarter 2004 represented 40.9% of the total box office and had an average film exhibition cost of 58.7%.
     Film exhibition costs for the six months ended June 30, 2005 decreased 3.7% to $82.3 million from $85.4 million for the six months ended June 30, 2004 due to the decrease in admission revenues of $22.1 million, offset somewhat by higher film rent percentages on the products played during the six month period ended 2005 as compared to 2004. Included in the six month period ending 2004 was “The Passion of the Christ”, an unusually high grossing and lower film rent movie.
     Concession Costs. Concession costs fluctuate with the changes in concessions revenue. As a percentage of concessions and other revenues, concession costs decreased to 10.8% of concession and other revenue for the three months ended June 30, 2005, as compared to 11.0% of concession and other revenue for the three months ended June 30, 2004. Concession costs, as a percentage of concessions and other revenues for the six months ended June 30, 2005, were 10.7% as compared to 11.0% for the six months ended June 30, 2004. We continue to focus on limited, high margin product offerings such as popcorn and soft drinks to keep our concession costs low.
     Other Theatre Operating Costs. Other theatre operating costs for the three months ended June 30, 2005 increased 3.7% compared to the three months ended June 30, 2004. The increase for the three and six month periods ending June 30, 2005 was a result of increased travel, training, point of sales conversion costs and supplies relating to the GKC Theatres acquisition. Other theatre operating costs for the six months ended June 30, 2005 increased 1.9% compared to the six months ended June 30, 2004. The increase was a result of the items noted above as well as increases in professional fees, rents related to new theatre openings, repairs and replacements.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2005 decreased 14.9% compared to the three months ended June 30, 2004. The decrease is due to a decrease in deferred compensation expense, which was partially offset by general increases in insurance and expenses relating to the implementation of the Company’s record retention program and offsite backup data facility, salaries related to an increase in corporate staff, and travel and conversion expenses related to the GKC Theatres acquisition and an overall increase in professional fees and costs associated with Sarbanes-Oxley compliance.
     Depreciation and Amortization. Depreciation and amortization expenses for the three months ended June 30, 2005 increased 13.8% compared to the three months ended June 30, 2004. This increase reflects the purchases and construction of fixed assets during 2005 and depreciation on the fixed assets acquired with the GKC Theatres acquisition for the period May 19, 2005 to June 30, 2005. Depreciation and amortization for the six months ended June 30, 2005 increased 5.9% compared to the six months ended June 30, 2004. This reflects an increase in assets placed in service due to completed construction projects and depreciation on the fixed assets of GKC Theatres.
     Gain on Sales of Property and Equipment and Termination of Capital Lease. The gain on sales of property and equipment for the three months ended June 30, 2005 amounted to $424 thousand compared to a gain of $1.6 million for the three months ended June 30, 2004. This increase reflects the sale of real property in the three months ended June 30, 2005, compared to the sale of depreciated property, as well as a termination of a capital lease for the three months ended June 30, 2004. Gain on sales of property and equipment for the six months ended June 30, 2005 amounted to $426 thousand compared to $1.9 million for the six months ended June 30, 2004.
     Operating Income. Operating income for the three months ended June 30, 2005 decreased 65.2% to $7.5 million compared to $21.5 million for the three months ended June 30, 2004. GKC Theatres contributed $1.5 million to operating income from the period of acquisition date through June 30, 2005. As a percentage of revenues, operating income for the three months ended June 30, 2005 was 6.3% compared to 16.2% for the three months ended June 30, 2004. Operating income, as a percentage of revenues, for the six months ended June 30, 2005 was 6.1% compared to 16.8% for the six months ended June 30, 2004.
     Interest expense . Interest expense for the three months ended June 30, 2005 increased 18.7% to $8.3 million from $7.0 million for the three months ended June 30, 2004. The increase is related to higher indebtedness related to the GKC Theatres acquisition obtained through a refinancing of the Company’s credit facility that closed on May 19, 2005, which is described under “Liquidity and Capital Resources-New Credit Facilities”. Interest expense for the six months ended June 30, 2005 decreased 2.7% compared to the six months ended June 30, 2004 due to lower interest rates obtained through the Company’s debt refinancing in 2004.
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
     Income tax expense. The Company recognized an income tax benefit of $4.0 million for the six months ended June 30, 2005, representing a combined federal and state tax rate of 66.1%, compared to income tax expense of $8.3 million for the six months ended June 30, 2004, representing a combined federal and state tax rate of 41.8%. The effective tax rate has increased due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $41.0 million as of June 30, 2005, as compared to December 31, 2004 when our current assets exceeded our current liabilities by $11.6 million. The working capital deficit is related to lower revenues during the first six months of 2005, increased uses of cash for construction related activity and the GKC Theatres acquisition. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our new revolving credit agreement. At June 30, 2005, we had available borrowing capacity of $50 million under our new revolving credit facility.
     During the six months ended June 30, 2005, we made capital expenditures of approximately $52.7 million. Our total budgeted capital expenditures for 2005 are $60.0 million, which we anticipate will be funded by using operating cash flows, available cash from our new revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.
     Net cash used in operating activities was $4.3 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $4.6 million for the six months ended June 30, 2004. This change is principally due to lower after tax earnings and a reduction in cash used for working capital items.
     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash ($5.2 million) on behalf of the stock recipients.
     Net cash used in investing activities was $115.8 million for the six months ended June 30, 2005 compared to $11.0 million for the six months ended June 30, 2004. This increased use of cash is related to our increased capital expenditures program and the acquisition of GKC Theatres for a net purchase price of $62.1 million, adjusted for working capital of $3.9 million. The Company has under construction projects that will result in 17 additional screens at existing locations, 34 screens at 4 new theatres and 30 screens that are being remodeled.
     For the six months ended June 30, 2005, net cash provided by financing activities was $65.0 million compared to net cash provided by financing activities of $15.5 million for the six months ended June 30, 2004. The increase in cash for the three months ended June 30, 2005 is due to the refinancing of our credit facilities on May 19, 2005 (as described below) offset by the payment of cash dividends of approximately $4.3 million.
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
     In connection with the transactions described above, the Company terminated its former $50 million revolving credit facility and repaid approximately $5.1 million, which included approximately $5.0 million in unpaid outstanding principal and approximately $0.1 million in accrued interest and fees. Also, the Company terminated its former $100 million term loan, and repaid approximately $98.8 million in principal, approximately $.4 million of accrued interest and paid approximately $2.0 million in prepayment fees. The Company recognized an approximate $5.8 million loss on its extinguishment of debt which consisted of approximately $3.8 million of loan fees related to its February 4, 2004 credit facilities and an approximate $2.0 million prepayment premium on the retirement of its term loan.
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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors previously disclosed in our Annual Report on Form 10-K/A Amendment No. 2, for the year ended December 31, 2004 under the caption “Risk Factors.”
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
Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, the Company had the following material weaknesses in its internal control over financial reporting:
1.	We did not maintain a sufficient complement of personnel with appropriate skills, training and Company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with our financial reporting requirements. This control deficiency contributed to the material weaknesses described below. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness and contributed to the following material weaknesses.

2.	We did not maintain effective control over the recording and processing of journal entries in our financial reporting process. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process related to all significant accounts and disclosures. This control deficiency resulted in the restatement of our interim consolidated financial statements for the first three quarters of 2005 and audit adjustments to our 2005 annual consolidated financial statements to correct errors related to the recording of directors fees, discount ticket revenue, capitalized interest, deferred taxes and compensation expense primarily affecting accounts payable, general and administrative expense, admissions revenue, deferred income, interest expense, property, plant and equipment, accrued expenses and paid-in capital. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures which would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	We did not maintain effective controls over the accounting for leases. Specifically, our controls over our selection, application and monitoring of our accounting policies related to the effect of lessee involvement in asset construction, lease modifications, amortization of leasehold improvements, and deferred rent were not effective to ensure the accurate accounting for leases entered into. This control deficiency resulted in the restatement of our 2004 and 2003 annual consolidated financial statements and our interim consolidated financial statements for the first three quarters of 2005 and all 2004 quarters and audit adjustments to the 2005 consolidated financial statements to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, deferred rent, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.	We did not maintain effective controls over the completeness and accuracy of income taxes. Specifically, we did not maintain effective controls over the preparation and review of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency also resulted in the restatement, discussed in Note 18 to the consolidated financial statements, of the Company’s consolidated financial statements, reported in its Form 10-K/A Amendment No. 2 for the years ended December 31, 2003 and 2004 and its consolidated financial statements for the quarters ended March 31 and June 30, 2005, as well as adjustments to the Company’s consolidated financial statements for the quarter ended September 30, 2005. This control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Plan of Remediation for Identified Material Weaknesses
     As of the end of the period covered by this quarterly report, the Company had not fully implemented the remediation described below. Accordingly, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the end of the second quarter of 2005.
     Subsequent to June 30, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the material weaknesses discussed above:

•	Engaged outside consultants (other than our independent registered public accountants) to review and assist management in accounting for lease transactions and the reporting thereof in the Company’s financial statements and to assist in the preparation of the Company’s financial statements;

•	Revised processes, procedures and documentation standards relating to accounting for lease transactions; and

•	Hired new personnel in the accounting and finance areas, including a new Chief Financial Officer, a new Controller, and a new Assistant Controller.
     Although we believe the steps taken to date have improved the design effectiveness of our internal control over financial reporting, we have not completed our documentation and testing of the corrective processes and procedures relating to thereto. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting.
     In addition to the foregoing, the Company’s planned remediation measures in connection with the material weaknesses described above include the following:
1.	We will require continuing education during 2006 for the accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices pertaining to lease transactions;

2.	We will require continuing education during 2006 for our tax manager and staff to ensure compliance with current and emerging tax reporting and compliance practices;

3.	We will take the steps necessary to appropriately staff the accounting and finance departments; and

4.	We will retain an outside consulting firm to perform detailed account analyses and reconciliations designed to assist the accounting staff in the preparation of the Company’s financial statements.
     We, along with our Audit Committee, will consider additional items, or will alter the planned steps identified above, in an attempt to remediate these material weaknesses identified herein.
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the material weakness related to the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision:
•	Engaged an outside consultant (other than our independent registered public accountants) to review and assist management in accounting for income taxes;

•	Formalized processes, procedures and documentation standards relating to the income tax provision; and

•	Enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision.
     Other than the changes discussed above, there were no changes to our internal control over financial reporting during the second quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, on the Company.
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

ITEM 6. EXHIBITS.
Listing of Exhibits

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation. (filed as Exhibit 2.3 to Carmike’s Form 10-Q filed on May 10, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	2005 Cash Bonus Targets for Carmike’s Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit
Number	Description
10.3	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.4	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference)

11	Computation of per share earnings (provided in Note 11 of the notes to our interim condensed consolidated financial statements included in this report under the caption “Earnings Per Share”.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: August 3, 2006	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer)

Date: August 3, 2006	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Listing of Exhibits

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99to Carmike’s Current Report on Form 8-K filed November 19, 2001and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation. (filed as Exhibit 2.3 to Carmike’s Form 10-Q filed on May 10, 2005 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	2005 Cash Bonus Targets for Carmike’s Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.3	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit
Number	Description
10.4	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference)

11	Computation of per share earnings (provided in Note 11 of the notes to our interim condensed consolidated financial statements included in this report under the caption “Earnings Per Share”.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.