Form 10-Q/A
period 2005-09-30
CARMIKE CINEMAS INC
filed 2006-08-04
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
AMENDMENT NO.1
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

EXPLANATORY NOTE
     Carmike Cinemas, Inc. (“Carmike” or the “Company”) is filing this Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarterly period ended September 30, 2005 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures for the three and nine months ended September 30, 2005 and 2004.
     During May of 2006, we determined that it was necessary to restate our previously issued consolidated financial statements for the years ended December 31, 2004 and December 31, 2003, the quarter ended March 31, 2005 and each of the quarters ended June 30 and September 30, 2005 and 2004 because of certain misstatements in those financial statements. Accordingly, we have included in this Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2005 restated interim consolidated condensed financial statements, the notes thereto, and related disclosures as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004. The misstatements in our previously issued financial statements are principally attributable to certain errors in accounting for lease transactions and other matters as described in Note 1 of the notes to our interim consolidated condensed financial statements.
     The restatement adjustments increased previously reported accumulated deficit as of January 1, 2004 by $11.1 million, decreased previously reported net income by $0.3 million for the three months ended September 30, 2005, decreased net income by $0.4 million for the three months ended September 30, 2004, increased net loss by $0.3 million for the nine months ended September 30, 2005 and decreased previously reported net income by $0.5 million for the nine months ended September 30, 2004. See Part II, Item 8, including Note 1 to the audited consolidated financial statements, of our 2005 Annual Report on Form 10-K for more detailed information concerning the restatement.
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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	September 30,	December 31,
	2005 (restated)	2004 (restated)
Assets
Current assets:
Cash and cash equivalents	$298	$56,944
Restricted cash	1,000	—
Accounts and notes receivable	1,730	1,830
Inventories	1,953	1,301
Deferred tax asset	6,355	6,355
Prepaid expenses	6,240	6,252

Total current assets	17,576	72,682
Other assets:
Restricted cash	2,200	—
Investment in and advances to partnerships	3,371	2,179
Deferred income tax asset	44,634	51,247
Assets held for sale	5,092	6,534
Other	33,893	28,074

Total other assets	89,190	88,034
Property and equipment, net of accumulated depreciation	569,888	467,685
Goodwill	39,499	23,354
Intangible assets, net of accumulated amortization	2,085	—

Total assets	$718,238	$651,755

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,692	$22,453
Accrued expenses	34,748	34,939
Dividends payable	2,154	2,128
Current maturities of long-term debt, capital lease obligations and long-term financing obligations	3,321	1,587

Total current liabilities	54,915	61,107
Long-term liabilities:
Long-term debt, less current maturities	317,875	248,000
Capital lease obligations and long-term financing obligations, less current maturities	108,510	93,303
Other	4,479	4,904

Total long-term liabilities	430,864	346,207
Liabilities subject to compromise	—	1,348
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of September 30, 2005 and December 31, 2005 respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding as of September 30, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2005	374	365
Paid-in capital	298,188	302,608
Treasury stock, 146,620 shares at cost	(5,210)	—
Accumulated deficit	(60,893)	(59,880)

	232,459	243,093

Total liabilities and stockholders’ equity	$718,238	$651,755

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenues
Admissions	$77,247	$77,750	$223,079	$245,652
Concessions and other	39,656	39,339	114,829	121,554

	116,903	117,089	337,908	367,206

Costs and Expenses
Film exhibition costs	41,038	41,857	123,341	127,282
Concession costs	3,734	4,042	11,777	13,111
Other theatre operating costs	46,567	45,355	137,875	134,925
General and administrative expenses	3,401	4,588	11,742	13,469
Depreciation and amortization	10,082	9,353	28,112	26,387
(Gain) loss on sales of property and equipment and termination of capital lease	(72)	7	(498)	(1,931)

	104,750	105,202	312,349	313,243

Operating income	12,153	11,887	25,559	53,963
Other expenses
Interest expense	9,383	5,294	25,450	21,809
Loss on extinguishment of debt	—	—	5,795	9,579

Income (loss) before reorganization costs and income taxes	2,770	6,593	(5,686)	22,575
Reorganization benefit	—	(5,116)	(2,388)	(8,997)

Income (loss) before income taxes	2,770	11,709	(3,298)	31,572
Income tax expense (benefit)	1,728	4,804	(2,285)	13,101

Net income (loss) available for common stockholders	$1,042	$6,905	$(1,013)	$18,471

Weighted average shares outstanding:
Basic	12,212	11,991	12,188	11,608
Diluted	12,690	12,715	12,188	12,343
Net income (loss) per common share:
Basic	$0.09	$0.58	$(0.08)	$1.59
Diluted	$0.08	$0.54	$(0.08)	$1.50
Dividend declared per common share	$0.18	$0.18	$0.53	$0.35
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Nine Months Ended
	September 30
	2005 (restated)	2004 (restated)
Operating Activities
Net income (loss)	$(1,013)	$18,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,112	26,386
Amortization of debt issuance costs	1,670	1,270
Deferred income taxes	(108)	12,316
Stock-based compensation	2,051	4,038
Reorganization items	(2,388)	(8,997)
Non-cash loss on extinguishment of debt	3,820	—
Gain on sales of property and equipment and termination of capital lease	(498)	(1,931)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	220	(281)
Prepaid expenses	(13,009)	(1,269)
Accounts payable	(9,709)	(16,548)
Accrued expenses and other liabilities	(154)	(16,155)

Net cash provided by operating activities	8,994	17,300
Investing Activities
Purchases of property and equipment	(75,347)	(27,141)
Acquisition of GKC Theatres’ stock	(61,596)	—
Funding of GKC acquisition escrow account	(3,200)	—
Proceeds from sales of property and equipment	1,937	1,289

Net cash used in investing activities	(138,206)	(25,852)
Financing Activities
Additional borrowings	175,000	250,000
Repayments of long-term debt	(104,740)	(324,093)
Repayments of liabilities subject to compromise	(958)	(7,694)
Repayments of capital leases and long-term financing obligations	(2,087)	(727)
Proceeds from long-term financing obligations	16,997	1,060
Issuance of common stock, net	—	89,346
Purchase of treasury stock	(5,210)	—
Dividends paid	(6,436)	(2,127)

Net cash provided by financing activities	72,566	5,765

Decrease in cash and cash equivalents	(56,646)	(2,787)
Cash and cash equivalents at beginning of period	56,944	41,236

Cash and cash equivalents at end of period	$298	$38,449

See accompanying notes
Significant Non-Cash Transactions:
In connection with the acquisition of GKC Theatres (as defined in Note 5 of the notes to our interim condensed consolidated financial statements), the Company assumed liabilities of $4.2 million, a deferred tax liability of $7.5 million and established a restricted cash escrow account of $3.2 million for certain deferred payments.
Assets acquired through capital lease obligations and operating leases converted to financing obligations for the nine months ended September 30, 2005 were $1.6 million compared to $7.0 million for the nine months ended September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three and Nine months Ended September 30, 2005 and 2004
NOTE 1 — RESTATEMENTS
     The Carmike Cinemas, Inc. consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and incorporated herein include a restatement of the Company’s financial statements for three and nine months ended September 30, 2004 and 2005, and is referenced below.
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
     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during 2005, we incorrectly recorded journal entries regarding directors fes, discount ticket and other revenue, capitalized interest, and accrued expenses. During 2004, we incorrectly recorded journal entries regarding other revenue and accrued expenses. These errors impact the quarterly results of operations presented in this Form 10-Q/A.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q/A as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been restated to adjust for the errors noted above. These restatements reflect a $11.1 million increase to accumulated deficit at January 1, 2004 as well as adjustments to deferred tax assets, net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses. Adjustments were also made to reflect the tax effect of the restatement adjustments.
     In addition, we revised our presentation of dividends declared totaling $2.2 million and $6.5 million for the three and nine months ended September 30, 2005, respectively, to present the charge as a reduction of paid-in capital, rather than an increase in accumulated deficit.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic	(0.03)	(0.03)	(0.10)	(0.06)
Diluted	(0.02)	(0.03)	(0.10)	(0.06)
     A summary of the significant effects of the restatements is found below and on the following pages :
Balance Sheet effects:

	As of		As of
	September 30, 2005		December 31, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Balance Sheets
Current deferred income tax asset	$—	$6,355	$—	$6,355
Total current assets	10,953	17,576	66,119	72,682
Deferred income tax asset	42,956	44,634	50,601	51,247
Other assets	25,976	33,893	21,027	28,074
Total other assets	79,595	89,190	80,880	88,035
Property and equipment, net of depreciation	558,535	569,888	469,502	467,685
Total assets	690,782	718,238	639,855	651,755

Accounts payable	15,245	14,692	22,710	22,453
Accrued expenses	34,692	34,748	35,582	34,939
Current maturities of long-term debt, capital lease, and financing obligations	3,321	3,321	2,872	1,587

	As of		As of
	September 30, 2005		December 31, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Total current liabilities	55,412	54,915	63,292	61,107
Capital lease and long-term financing obligations	71,317	108,510	72,530	93,303
Other liabilities	2,200	4,479	—	4,904
Paid-in capital	310,689	298,188	308,990	302,608
Accumulated deficit	(61,875)	(60,893)	(54,670)	(59,880)
Total equity	243,978	232,459	254,685	243,093
Total liabilities and stockholders’ equity	$690,782	$718,238	$639,855	$651,755
Income Statement effects:

	For the three months ended		For the three months ended
	September 30, 2005		September 30, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Statements of Operations
Concessions and other	$39,610	$39,656	$39,178	$39,339
Total revenue	116,857	116,903	116,928	117,089
Other theater operating costs	47,195	46,567	45,746	45,355
General and administrative expenses	3,726	3,401	4,588	4,588
Depreciation and amortization	9,822	10,082	9,363	9,353
Operating income	11,414	12,153	11,324	11,887
Interest expense	7,739	9,383	4,240	5,294
Income tax expense	2,354	1,728	4,933	4,804
Net income available for common stockholders	1,321	1,042	7,267	6,905
Income per common share: Basic	0.11	0.09	0.61	0.58
Income per common share: Diluted	0.10	0.08	0.57	0.54

	For the nine months ended		For the nine months ended
	September 30, 2005		September 30, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Statements of Operations
Admissions revenue	$223,596	$223,079	$245,652	$245,652
Concessions and other	114,713	114,829	121,300	121,554
Total revenue	338,309	337,908	366,952	367,206
Other theater operating costs	139,441	137,875	136,301	134,925
General and administrative expenses	14,333	11,742	13,468	13,469
Depreciation and amortization	27,819	28,112	26,609	26,387
Operating income	22,097	25,559	50,749	53,963
Interest expense	21,097	25,450	18,266	21,809
Income tax expense (benefit)	(1,664)	(2,285)	12,900	13,101
Net income (loss) available for common stockholders	(743)	(1,013)	19,001	18,471
Income (loss) per common share: Basic	(0.06)	(0.08)	1.64	1.59
Income (loss) per common share: Diluted	(0.06)	(0.08)	1.54	1.50

Statement of Cash Flows effects:

	For the nine months ended		For the nine months ended
	September 30, 2005		September 30, 2004
	As Previously		As Previously
	Reported (1)	As Restated	Reported (1)	As Restated
Consolidated Statements of Cash Flows
Net cash provided by operating activities	$1,875	$8,994	$16,976	$17,300
Net cash used in investing activities	$(119,009)	(138,206)	$(22,352)	(25,852)
Net cash provided by financing activities	$60,190	72,566	$2,589	5,765
(1) As previously reported on form 10-Q filed November 9, 2005.
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
     Further, the Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and bankruptcy related items) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in Part 1, Item 8 of Carmike’s Annual Report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 2004, as amended.
     The Company has identified several significant accounting policies which can be reviewed in detail in Note 1 of the notes to our audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K/A, Amendment No. 2 for the year ended December 31, 2004, as amended.
     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Reflected in the Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 is $0.3 million and $1.0 million, respectively, of stock-based employee compensation cost related to stock grants ($0.8 million from fixed accounting for the three months ended September 30, 2005 and 2004 and ($0.5) million and $0.2 million, respectively, from variable accounting for the three months ended September 30, 2005 and 2004.) Additionally, reflected in the Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 is $2.1 million and $4.0 million, respectively, of stock-based employee compensation costs related to stock grants ($2.4 million from fixed accounting for the nine months ended September 30, 2005 and 2004 and ($0.4) million and $1.6 million, respectively, from variable accounting for the nine months ended September 30, 2005 and 2004). See Note 14 of the notes to our interim condensed consolidated financial statements for a discussion of Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”).
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

2004
Expected life (years)	9.0
Risk-free interest rate	4.34%
Dividend yield	0.00%
Expected volatility	0.40
Had compensation cost been determined consistent with SFAS No. 123 Accounting for Stock Based Compensation (“SFAS No. 123”), utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net income (loss) available for common stock:
As reported	$1,042	$6,905	$(1,013)	$18,471
Plus: expense recorded on deferred stock compensation, net of related tax effects	503	604	2,187	2,391
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,154)	(874)	(3,485)	(2,676)

Pro forma — for SFAS No. 123	$391	$6,635	$(2,311)	$18,186

Basic net earnings per common share:
As reported	$0.08	$0.58	$(0.16)	$1.59
Pro forma — for SFAS No. 123	$0.03	$0.56	$(0.19)	$1.57
Diluted net earnings per common share:
As reported	$0.08	$0.54	$(0.16)	$1.50
Pro forma — for SFAS No. 123	$0.03	$0.52	$(0.19)	$1.47
The Company’s Board of Directors declared a quarterly dividend of $0.18 per share on August 24, 2005. The dividend was paid on November 2, 2005 to stockholders of record as of October 4, 2005. The aggregate amount of this dividend is approximately $2.2 million.
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

NOTE 4 — OTHER ASSETS
Other assets are as follows (in thousands):

	September 30,	December 31,
	2005	2004
	(restated)	(restated)
Loan/lease origination fees	$17,770	$14,567
Prepaid rent – funding of lessor’s assets	10,901	9,778
Deposits and binders	5,183	3,689
Notes receivable less short-term maturity and other assets	39	40

	$33,893	$28,074

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

(in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005 (restated)	2004 (restated)	2005 (restated)	2004 (restated)
Revenues	$133,979	$129,946	$372,060	$407,806
Income from operations	12,153	12,070	26,410	58,971
Net income (loss)	$1,042	$5,255	$(950)	$19,632
Earnings per share
Basic:	$0.09	$0.44	$(0.08)	$1.69
Diluted:	$0.08	$0.41	$(0.08)	$1.59
NOTE 6 — DEBT
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Former revolving credit facility	$—	$—
New revolving credit facility	—	—
Former term loan	—	99,000
New term loan	169,575	—
New delayed draw term loan	—	—
7.500% senior subordinated notes	150,000	150,000
Industrial revenue bonds; payable in equal installments through May 2006, with interest rates ranging from 5.75% to 7%	10	315

	319,585	249,315
Current maturities	(1,710)	(1,315)

	$317,875	$248,000

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
NOTE 7 — PROCEEDINGS UNDER CHAPTER 11
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
NOTE 9 — INCOME TAXES
     Previously issued financial statements as of and for the year ended December 31, 2004 and the three and nine month periods ended September 30, 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes.

     At September 30, 2005, the Company had deferred tax assets of approximately $51.0 million remaining. The income tax expense benefit of $2.3 million for the nine months ended September 30, 2005, reflects a combined federal and state tax rate of 69.3%. The effective tax rate has increased from 41.5% for the nine months ended September 30, 2004 due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
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
     The Company’s federal and state net operating loss decreased from $82.1 million at June 30, 2005, to $78.3 million at September 30, 2005.
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
     Of the 220,000 shares granted to members of senior management, 204,360 shares were earned as of September 30, 2005, subject only to vesting requirements and 15,640 shares have been forfeited. The Company has included in stockholders’ equity approximately $8.4 million and $15.5 million at September 30, 2005 and December 31, 2004, respectively, related to the unvested shares within the 2002 Stock Plan.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Outstanding shares	12,309	12,152	12,287	11,769
Less restricted stock issued	(97)	(161)	(99)	(161)

Basic shares outstanding	12,212	11,991	12,188	11,608
Dilutive shares:
Restricted stock awards	456	685	—	693
Stock options	22	39	—	42

	12,690	12,715	12,188	12,343

Earnings (loss) per share:
Basic	$0.09	$0.58	$(0.08)	$1.59
Diluted	$0.08	$0.54	$(0.08)	$1.50

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
     Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheets
As of September 30, 2005
(in thousands)
(Restated)

	Carmike Cinemas,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$298	$—	$298
Restricted cash	1,000	—	—	1,000
Accounts and notes receivable	1,592	138	—	1,730
Inventories	504	1,449	—	1,953
Deferred tax asset	5,153	1,202	—	6,355
Prepaid expenses	2,438	3,802	—	6,240

Total current assets	10,687	6,889	—	17,576
Other assets:
Restricted cash	2,200	—	—	2,200
Investment in and advances to partnerships	57	3,314	—	3,371
Investment in subsidiaries	426,953	—	(426,953)	—
Deferred income tax asset	21,912	22,722	—	44,634
Assets held for sale	347	4,745	—	5,092
Other	24,500	9,393	—	33,893

Property and equipment, net of accumulated depreciation	132,566	437,322	—	569,888
Goodwill and other intangibles, net of accumulated amortization	5,914	35,670	—	41,584

Total assets	$625,136	$520,055	$(426,953)	$718,238

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,531	$2,161	$—	$14,692
Accrued expenses	25,734	9,014	—	34,748
Dividends payable	2,154	—	—	2,154
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,971	1,350	—	3,321

Total current liabilities	42,390	12,525	—	54,915
Long-term debt, less current maturities	317,875	—	—	317,875
Capital lease and long-term financing obligations, less current maturities	28,196	80,314	—	108,510
Other	4,216	263	—	4,479
Intercompany liability	—	242,817	(242,817)	—
Stockholders’ equity	232,459	184,136	(184,136)	232,459

Total liabilities and stockholders’ equity	$625,136	$520,055	$(426,953)	$718,238

Condensed Consolidating Statements of Operations
For Three Months Ended September 30, 2005
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$13,921	$63,326	$—	$77,247
Concessions and other	13,331	32,252	(5,927)	39,656

	27,252	95,578	(5,927)	116,903
Costs and expenses
Film exhibition costs	7,540	33,498	—	41,038
Concession costs	715	3,019	—	3,734
Other theatre operating costs	11,523	40,884	(5,840)	46,567
General and administrative expenses	1,801	1,687	(87)	3,401
Depreciation and amortization	2,106	7,976	—	10,082
Gain on sale of property and equipment	(70)	(2)	—	(72)

	23,615	87,062	(5,927)	104,750

Operating income	3,637	8,516	—	12,153
Interest expense	1,560	7,823	—	9,383

Net income before income taxes and equity in earnings of subsidiaries	2,077	693	—	2,770
Income tax expense	1,331	397	—	1,728

	746	296	—	1,042
Equity in earnings of subsidiaries	296	—	(296)	—

Net income available for common stockholders	$1,042	$296	$(296)	$1,042

Condensed Consolidating Statements of Operations
For Nine Months Ended September 30, 2005
(in thousands)
(Restated)

	Carmike Cinemas,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$41,326	$181,753	$—	$223,079
Concessions and other	37,303	92,683	(15,157)	114,829

	78,629	274,436	(15,157)	337,908

Costs and expenses
Film exhibition costs	23,024	100,317	—	123,341
Concession costs	2,185	9,592	—	11,777
Other theatre operating costs	31,880	121,007	(15,012)	137,875
General and administrative expenses	10,960	927	(145)	11,742
Depreciation and amortization	6,170	21,942	—	28,112
Gain on sale of property and equipment	(497)	(1)	—	(498)

	73,722	253,784	(15,157)	312,349

Operating income	4,907	20,652	—	25,559
Interest expense	2,847	22,603	—	25,450
Loss on extinguishment of debt	5,795	—	—	5,795

Net loss before reorganization costs and income taxes	(3,735)	(1,951)	—	(5,686)
Reorganization benefit	(2,388)	—	—	(2,388)

Net loss before income taxes and equity in earnings of subsidiaries	(1,347)	(1,951)	—	(3,298)
Income tax benefit	(934)	(1,351)	—	(2,285)

	(413)	(600)	—	(1,013)
Equity in earnings (loss) of subsidiaries	(600)	—	600	—

Net loss available for common stockholders	$(1,013)	$(600)	$600	$(1,013)

Condensed Consolidating Statements of Cash Flows
For Nine Months Ended September 30, 2005
(in thousands)
(Restated)

	Carmike Cinemas,	Guarantor
	Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(1,013)	$(600)	$600	$(1,013)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,170	21,942	—	28,112
Amortization of debt issuance costs	1,670			1,670
Deferred income taxes	699	(807)	—	(108)
Stock-based compensation	2,051	—	—	2,051
Non-cash reorganization items	(2,388)	—	—	(2,388)
Loss on extinguishment of debt	3,820	—	—	3,820
Gain on sales of property and equipment	(497)	(1)	—	(498)
Changes in operating assets and liabilities	(92,933)	70,881	(600)	(22,652)

Net cash (used in) provided by operating activities	(82,421)	91,415	—	8,994
Investing activities
Purchases of property and equipment	(31,675)	(43,672)	—	(75,347)
Acquisition of GKC Theatres’ stock	—	(61,596)	—	(61,596)
Funding of GKC acquisition escrow account	(3,200)	—	—	(3,200)
Proceeds from sale of property and equipment	1,707	230	—	1,937

Net cash used in investing activities	(33,168)	(105,038)	—	(138,206)
Financing activities
Additional borrowing, net of debt issuance costs	175,000	—	—	175,000
Repayments of long-term debt	(106,511)	(1,274)	—	(107,785)
Proceeds from long-term financing obligations	11,519	5,478		16,997
Purchase of treasury stock	(5,210)	—	—	(5,210)
Dividends paid	(6,436)	—	—	(6,436)

Net cash provided by financing activities	68,362	4,204	—	72,566

Decrease in cash and cash equivalents	(47,227)	(9,419)	—	(56,646)
Cash and cash equivalents at beginning of period	47,227	9,717	—	56,944

Cash and cash equivalents at end of period	$—	$298	$—	$298

Condensed Consolidating Balance Sheets
As of December 31, 2004
(in thousands)
(Restated)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47,227	$9,717	$—	$56,944
Accounts and notes receivable	1,688	142	—	1,830
Inventories	227	1,074	—	1,301
Deferred tax asset (net)	5,153	1,202	—	6,355
Prepaid expenses	2,329	3,923	—	6,252

Total current assets	56,624	16,058	—	72,682
Other assets:
Investment in and advances to partnerships	9,417	2,092	(9,330)	2,179
Investment in subsidiaries	338,488	2,439	(340,927)	—
Deferred income tax asset	22,611	28,636	—	51,247
Other	22,758	11,850	—	34,608
Property and equipment, net	107,992	359,693	—	467,685
Goodwill	5,914	17,440	—	23,354

Total assets	$563,804	$438,208	$(350,257)	$651,755

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,453	$5,000	$—	$22,453
Accrued expenses	28,543	6,396	—	34,939
Dividends payable	2,128	—	—	2,128
Current maturities of long-term indebtedness, capital lease and long-term financing obligations	1,315	272	—	1,587

Total current liabilities	49,439	11,668	—	61,107
Long-term debt, less current maturities	248,000	—	—	248,000
Capital lease and long-term financing obligations, less current maturities	17,305	75,998	—	93,303
Other	4,619	285	—	4,904
Intercompany liabilities	—	221,283	(221,283)	—

Total long-term liabilities	269,924	297,566	(221,283)	346,207
Liabilities subject to compromise	1,348	—	—	1,348
Stockholders’ equity	243,093	128,974	(128,974)	243,093

Total liabilities and stockholders’ equity	$563,804	$438,208	$(350,257)	$651,755

Condensed Consolidating Statements of Operations
For Three Months Ended September 30, 2004
(in thousands)
(Restated)

	Carmike
	Cinemas, Inc.	Guarantor		Consolidated
	(Restated)	Subsidiaries	Eliminations	(Restated)
Revenues
Admissions	$15,400	$62,350	$—	$77,750
Concessions and other	12,979	31,628	(5,268)	39,339

	28,379	93,978	(5,268)	117,089

Costs and expenses
Film exhibition costs	7,954	33,903	—	41,857
Concession costs	755	3,287	—	4,042
Other theatre operating costs	10,430	40,193	(5,268)	45,355
General and administrative expenses	4,586	2	—	4,588
Depreciation and amortization	2,618	6,735	—	9,353
Loss on sales of property and equipment and termination of capital lease	—	7	—	7

	26,343	84,127	(5,268)	105,202

Operating income	2,036	9,851	—	11,887
Interest expense (income)	(1,766)	7,060	—	5,294

Net income before reorganization costs and income taxes	3,802	2,791	—	6,593
Reorganization benefit	(5,116)	—	—	(5,116)

Income before income taxes and equity in earnings of subsidiaries	8,918	2,791	—	11,709
Income tax expense	3,691	1,113	—	4,804

	5,227	1,678	—	6,905
Equity in earnings of subsidiaries	1,678	—	(1,678)	—

Net income available for common stockholders	$6,905	$1,678	$(1,678)	$6,905

Condensed Consolidating Statements of Operations
For Nine Months Ended September 30, 2004
(in thousands)
(Restated)

	Carmike
	Cinemas, Inc.	Guarantor		Consolidated
	(Restated)	Subsidiaries	Eliminations	(Restated)
Revenues
Admissions	$48,476	$197,176	$—	$245,652
Concessions and other	41,254	97,421	(17,121)	121,554

	89,730	294,597	(17,121)	367,206

Costs and expenses
Film exhibition costs	24,000	103,282	—	127,282
Concession costs	2,425	10,686	—	13,111
Other theatre operating costs	30,854	121,192	(17,121)	134,925
General and administrative expenses	13,473	(4)	—	13,469
Depreciation and amortization	6,199	20,188	—	26,387
Gain on sales of property and equipment and termination of capital lease	(9)	(1,922)	—	(1,931)

	76,942	253,422	(17,121)	313,243

Operating income	12,788	41,175	—	53,963
Interest expense (income)	(261)	22,070	—	21,809
Loss on extinguishment of debt	9,579	—	—	9,579

Income before reorganization costs and income taxes	3,470	19,105	—	22,575
Reorganization expense	(8,997)	—	—	(8,997)

Income before income taxes and equity in earnings of subsidiaries	12,467	19,105	—	31,572
Income tax expense	5,173	7,928	—	13,101

	7,294	11,177	—	18,471
Equity in earnings of subsidiaries	11,177	—	(11,177)	—

Net income available for common stockholders	$18,471	$11,177	$(11,177)	$18,471

Condensed Consolidating Statements of Cash Flows
For Nine months Ended September 30, 2004
(in thousands)
(Restated)

	Carmike
	Cinemas, Inc.	Guarantor		Consolidated
	(Restated)	Subsidiaries	Eliminations	(Restated)
Operating activities
Net income	$18,471	$11,177	$(11,177)	$18,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,199	20,187	—	26,386
Amortization of debt issuance costs	1,270	—	—	1,270
Deferred income taxes	4,575	7,741	—	12,316
Stock-based compensation	4,038	—	—	4,038
Non-cash reorganization items	(8,997)	—	—	(8,997)
Loss on extinguishment of debt	—	—	—	—
Gain on sales of property and equipment and termination of capital lease	(9)	(1,922)	—	(1,931)
Changes in operating assets and liabilities	(2,170)	(43,260)	11,177	(34,253)

Net cash provided by (used in) operating activities	23,377	(6,077)	—	17,300
Investing activities
Purchases of property and equipment	(17,067)	(10,074)	—	(27,141)
Proceeds from sale of property and equipment	17	1,272	—	1,289

Net cash used in investing activities	(17,050)	(8,802)	—	(25,852)
Financing activities
Additional borrowing	250,000	—	—	250,000
Repayments of debt	(331,889)	(625)	—	(332,514)
Proceeds from long-term financing obligations	—	1,060	—	1,060
Dividends paid	(2,127)	—	—	(2,127)
Issuance of common stock, net	89,346	—	—	89,346

Net cash provided by financing activities	5,330	435	—	5,765

Increase (decrease) in cash and cash equivalents	11,657	(14,444)	—	(2,787)
Cash and cash equivalents at beginning of period	24,982	16,254	—	41,236

Cash and cash equivalents at end of period	$36,639	$1,810	$—	$38,449

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESTATEMENT
     The Carmike Cinemas, Inc. consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and incorporated herein include a restatement of the Company’s financial statements for three and nine months ended September 30, 2004 and 2005, and is referenced below.
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
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q/A as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been restated to adjust for the errors noted above. These restatements reflect a $11.1 million increase to accumulated deficit at January 1, 2004 as well as adjustments to net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic	(0.03)	(0.03)	(0.10)	(0.06)
Diluted	(0.02)	(0.03)	(0.10)	(0.06)
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

	For the three months ended		For the nine months ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Average theatres	307	287	294	291
Average screens	2,468	2,200	2,314	2,217
Average attendance per screen	5,887	6,875	18,190	21,540
Average admission price	$5.32	$5.14	$5.31	$5.14
Average concession sales per patron	$2.73	$2.59	$2.73	$2.54
Total attendance (in thousands)	14,530	15,126	42,091	47,754
Total revenues (in thousands) (restated)	$116,903	$117,089	$337,908	$367,206
     Total revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 decreased 0.2%. This decrease is due to a 3.9% decrease in total attendance partially offset by increases in average admission and concession prices. Total revenues for the nine months ended September 30, 2005 decreased 8.0%. This decrease is due to a 11.9% decrease in total attendance partially offset by increases in average admission and concession prices. The decrease in attendance was driven by the poor box office performance of many films during the three and nine months ended September 30, 2005. We operated 307 theatres with 2,469 screens as of September 30, 2005 compared to 285 theatres with 2,195 screens as of September 30, 2004.
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
     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Revenues:
Admissions	66.1%	66.4%	66.0%	66.9%
Concession & Other	33.9	33.6	34.0	33.1
Total Revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	53.1%	53.8%	55.3%	51.8%
Concession costs (2)	9.4	10.3	10.3	10.8
Other theatre operating costs	39.8	38.7	40.8	36.7
General and administrative	2.9	3.9	3.5	3.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Depreciation and amortization	8.6	8.0	8.3	7.2

Gain on sales of property and equipment and termination of capital lease	(0.1)	0.0	(0.1)	(0.5)

Total costs and expenses	89.6	89.8	92.4	85.3

Operating income	10.4	10.2	7.6	14.7
Interest expense	8.0	4.5	7.5	5.9
Loss on extinguishment of debt	0.0	0.0	1.7	2.6

Income (loss) before reorganization costs and income taxes	2.4	5.6	(1.7)	6.1
Reorganization expense (benefit)	0.0	(4.4)	(0.7)	(2.5)

Net income (loss) before income taxes	2.4	10.0	(1.0)	8.6
Income tax expense (benefit)	1.5	4.1	(0.7)	3.6

Net income (loss) available for common stockholders	0.9%	5.9%	(0.3)%	5.0%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.
     The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the nine months ended
	Sept. 30,	Sept. 30,	% variance	Sept. 30,	Sept. 30,	% variance
	2005	2004	favorable/	2005	2004	favorable/
(in thousands)	(restated)	(restated)	(unfavorable)	(restated)	(restated)	(unfavorable)
Film exhibition costs	$41,038	$41,857	2.0%	$123,341	$127,282	3.1%
Concession costs	$3,734	$4,042	7.6%	$11,777	$13,111	10.2%
Other theatre operating costs	$46,567	$45,355	(2.7)%	$137,875	$134,925	(2.2)%
General and administrative expenses	$3,401	$4,588	25.9%	$11,742	$13,469	12.8%
Depreciation and amortization	$10,082	$9,353	(7.8)%	$28,112	$26,387	(6.5)%
(Gain) loss on sales of property and equipment and termination of capital lease	$(72)	$7	928.6%	$(498)	$(1,931)	(74.2)%
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
     Film exhibition costs for the nine months ended September 30, 2005 decreased 3.1% to $123.3 million from $127.3 million for the nine months ended September 30, 2004 due to the decrease in admission revenues of $22.6 million, offset somewhat by higher film rent percentages on the products played during the nine month period ended September 30, 2005 as compared to 2004. As a percentage of admissions revenue, film exhibition costs were 55.3% for the nine months ended September 30, 2005 as compared to 51.8% for the nine months ended September 30, 2004. Included in the nine months ending September 30, 2005 was ‘Star Wars 3: Revenge of Sith’, a high grossing and high film rent movie compared to ‘The Passion of the Christ’, an unusually high grossing and lower film rent movie included in the nine months ended September 30, 2004.
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
     Other Theatre Operating Costs. Other theatre operating costs for the three months ended September 30, 2005 increased 2.7% compared to the three months ended September 30, 2004 and increased 2.2% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was the result of increased travel, training, point of sales conversion costs and supplies relating to the GKC Theatres acquisition as well as increases in professional fees, rents related to new theatre openings, repairs and replacements.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 decreased 25.9% compared to the three months ended September 30, 2004. The decrease was due to a change in our deferred compensation expense based on fluctuations in stock price and a third quarter reduction in professional fees and costs. General and administrative expenses for the nine months ended September 30, 2005 decreased 12.8% compared to the nine months ended September 30, 2004. The decrease is due to a decrease in deferred compensation expense, which was partially offset by general increases in insurance and expenses relating to the implementation of the Company’s record retention program and offsite backup data facility, salaries related to an increase in corporate staff, and travel and conversion expenses related to the GKC Theatres acquisition and an overall increase in professional fees and costs associated with Sarbanes-Oxley compliance.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2005 increased 7.8% compared to the three months ended September 30, 2004. This increase reflects the purchases and construction of fixed assets during 2005 and depreciation on the fixed assets acquired with the GKC Theatres acquisition for three months ended September 30, 2005. Depreciation and amortization for the nine months ended September 30, 2005 increased 6.5% compared to the nine months ended September 30, 2004. This reflects an increase in assets placed in service due to completed construction projects and depreciation on the fixed assets of GKC Theatres.
     Gain on Sales of Property and Equipment and Termination of Capital Lease. The gain on sales of property and equipment for the three months ended September 30, 2005 amounted to $72,000 compared to a loss of $7,000 for the three months ended September 30, 2004. This increase reflects the sale of real property in the three months ended September 30, 2005, compared to the sale of depreciated property for the three months ended September 30, 2004. Gain on sales of property and equipment for the nine months ended September 30, 2005 amounted to $498,000 compared to $1.9 million for the nine months ended September 30, 2004, due to the termination of a capital lease in 2004.
     Operating Income. Operating income for the three months ended September 30, 2005 was $12.2 million compared to $11.9 million for the three months ended September 30, 2004. GKC Theatres contributed $0.6 million to operating income for the three months ended September 30, 2005 and $2.1 million to operating income from the period of the acquisition date through September 30, 2005. As a percentage of revenues, operating income for the three months ended September 30, 2005 was 10.4% compared to 10.2% for the three months ended September 30, 2004. Operating income, as a percentage of revenues, for the nine months ended September 30, 2005 was 7.6% compared to 14.7% for the nine months ended September 30, 2004.

     Interest expense. Interest expense for the three months ended September 30, 2005 increased 77.2% to $9.4 million from $5.3 million for the three months ended September 30, 2004. The increase is related to higher indebtedness related to the GKC Theatres acquisition obtained through a refinancing of the Company’s credit facility that closed on May 19, 2005, which is described under “Liquidity and Capital Resources-New Credit Facilities.” Interest expense for the nine months ended September 30, 2005 increased 16.7% compared to the nine months ended September 30, 2004 due to the reasons discussed above.
     Loss on extinguishment of debt. The refinancing of the Company’s credit facilities, as described under “Liquidity and Capital Resources — New Credit Facilities,” resulted in the write-off of $3.8 million of loan fees related to its February 4, 2004 credit facilities. The $5.8 million loss on extinguishment of debt also included a $2.0 million pre-payment premium on the retirement of its $100.0 million term loan for the nine months ended September 30, 2005.
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
     Income tax expense. The Company recognized an income tax benefit of $2.3 million for the nine months ended September 30, 2005, representing a combined federal and state tax rate of 69.3%, compared to income tax expense of $13.1 million for the nine months ended September 30, 2004, representing a combined federal and state tax rate of 41.5%. The effective tax rate has increased due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $41.9 million as of September 30, 2005, as compared to December 31, 2004 when our current assets exceeded our current liabilities by $11.6 million. The working capital deficit is related to lower revenues during the first nine months of 2005, increased uses of cash for construction related activity and the GKC Theatres acquisition. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our new revolving credit agreement. At September 30, 2005, we had available borrowing capacity of $50 million under our new revolving credit facility.
     During the three months and nine months ended September 30, 2005, we made capital expenditures of approximately $22.6 million and $75.3 million, respectively. Our total budgeted capital expenditures for 2005 are $60.0 million, which we anticipate will be funded by using operating cash flows, available cash from our new revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.
     Net cash provided by operating activities was $9.0 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $17.3 million for the nine months ended September 30, 2004. This change is principally due to lower after tax earnings and a reduction in cash used for working capital items.
     The Company delivered 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 146,620 of these shares in the treasury and remitted the corresponding tax withholding in cash ($5.2 million) on behalf of the stock recipients.

     Net cash used in investing activities was $138.2 million for the nine months ended September 30, 2005 compared to $25.9 million for the nine months ended September 30, 2004. This increased use of cash is related to our increased capital expenditures program and the acquisition of GKC Theatres for a net purchase price of $62.1 million. As of September 30, 2005, the Company had under construction projects that will result in 7 additional screens at existing locations, 56 screens at 5 new theatres and 12 screens that are being remodeled.
     For the nine months ended September 30, 2005, net cash provided by financing activities was $72.6 million compared to net cash provided by financing activities of $5.8 million for the nine months ended September 30, 2004. The increase in cash for the nine months ended September 30, 2005 is due to the refinancing of our credit facilities on May 19, 2005 (as described below) offset by the payment of cash dividends of approximately $6.4 million.
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
Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company had the following material weaknesses in its internal control over financial reporting:
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
     Subsequent to September 30, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the material weaknesses discussed above:

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
     We, along with our Audit Committee, will consider additional items, or will alter the planned steps, identified above, in an attempt to remediate these material weaknesses identified herein.
Changes in Internal Control Over Financial Reporting
     There were no changes to our internal control over financial reporting during the third quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Richard B. Hare
Senior Vice President — Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 11 of our notes to our condensed consolidated financial statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.