Form 10-K
period 2005-12-31
CARMIKE CINEMAS INC
filed 2006-08-04
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
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
common stock, par value $.03 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 31, 2006, 12,715,622 shares of common stock were outstanding. The aggregate market value of the shares of common stock, par value $.03 per share, held by non-affiliates as of June 30, 2006 was approximately $230,252,919.
Documents Incorporated by Reference
     None.

EXPLANATORY NOTE
     During May of 2006, we determined that it was necessary to restate our previously issued consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 because of certain misstatements in those financial statements. Accordingly, we have included in this Annual Report on Form 10-K for the year ended December 31, 2005 restated audited consolidated financial statements, the notes thereto, and related disclosures as of December 31, 2004 and for the years ended December 31, 2004 and December 31, 2003. The misstatements in our previously issued financial statements are principally attributable to certain errors in accounting for lease transactions and other matters as described in Note 1 of the notes to our audited annual consolidated financial statements.
     The restatement adjustments increased previously reported accumulated deficit as of January 1, 2003 by $14.8 million and decreased previously reported net income by $0.5 million and increased previously reported net income by $3.7 million for the years ended December 31, 2004 and December 31, 2003, respectively. See Part II, Item 8, including Note 1 to the audited consolidated financial statements, of this Annual Report on Form 10-K for more detailed information concerning the restatement. The restatement does not affect our audited consolidated financial statements for the year ended December 31, 2005 but it does affect our previously filed quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We will file our quarterly report on Form 10-Q for the quarter ended March 31, 2006 which will restate the three-months ended March 31, 2005. In addition, we will file amended Form 10-Q/As for the quarters ended June 30, 2005 and September 30, 2005 to restate the three-month and year-to-date results in those quarters.

PART I
ITEM 1. BUSINESS.
Overview
     We are one of the largest motion picture exhibitors in the United States. As of December 31, 2005, we owned, operated or had an interest in 301 theatres with 2,475 screens located in 37 states, making us the second largest exhibitor in the country by number of theatres and the third largest by number of screens. We owned 85 of these theatres, leased 214 of these theatres and operated an additional two theatres under shared ownership. Of our 301 theatres, 252 show films on a first-run basis and 49 are discount theatres.
     We target small to mid-size non-urban markets. We estimate that more than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small to mid-size markets, including:
•	Less competition from other exhibitors. We believe a majority of our theatres have limited competition for patrons. We believe most of our markets are adequately screened and our smaller markets in particular cannot support significantly more screens.

•	Lower operating costs. We believe that we benefit from lower labor, occupancy and maintenance costs than most other large exhibitors. For example, as of December 31, 2005, approximately 41% of our hourly employees worked for the federal minimum wage. Additionally, we own or operate under joint ownership 87 theatres, or approximately 29% of our theatres, which we believe provides us with further cost benefits. We believe the percentage of our owned theatres is among the highest of the large theatre exhibitors.

•	Fewer alternative entertainment opportunities. In our typical markets, patrons have fewer entertainment alternatives than in larger markets, where options such as professional sports and cultural events are more likely to be available.

•	Greater access to film product. We believe we are the sole exhibitor in many of our film licensing zones, which we believe provides us with greater flexibility in selecting films that meet the preferences of patrons in our markets.
     The following table sets forth geographic information regarding our theatre circuit as of December 31, 2005:

State	Theatres	Screens
Alabama	17	167
Arkansas	8	68
Colorado	8	57
Delaware	1	14
Florida	10	80
Georgia	24	219
Idaho	4	24
Illinois	13	118
Indiana	3	42
Iowa	8	82
Kansas	1	12
Kentucky	6	31
Louisiana	2	16
Maryland	1	8
Michigan	15	109
Minnesota	6	65
Missouri	1	8
Montana	11	71
Nebraska	5	22
New Mexico	1	2
New York	1	8
North Carolina	31	280
North Dakota	6	37
Ohio	7	53
Oklahoma	10	52
Oregon	1	12
Pennsylvania	24	182
South Carolina	12	84
South Dakota	5	38
Tennessee	26	228
Texas	12	106
Utah	3	39
Virginia	8	58
Washington	1	12
West Virginia	4	32
Wisconsin	3	27
Wyoming	2	12

Totals	301	2,475

     From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2005, we operated 49 theatres with 225 screens as discount theatres. We also operate 12 theatres for the exhibition of first-run films at a reduced admission price.

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
Theatre Development, Acquisitions and Operations
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
     In general, we do not believe that building theatres in film licensing zones in which competitors operate modern theatres provides attractive investment opportunities for us.
     Our bankruptcy, as discussed below under the caption “Our Reorganization,” and the excessive number of screens resulting from the industry’s overbuilding of theatres in the last few years have been significant influences on our current growth strategy. We opened, reopened, or acquired 42 theatres during the year ended December 31, 2005. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. However, we expect our development activity in 2006 will be limited to four theatres. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.
Acquisitions
     On May 19, 2005, we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million. GKC Theatres operated 30 theatres with 263 screens in four Midwestern states where our presence was very limited. The acquisition upholds our traditional focus of acquiring existing operations in opportunistic small markets.
     The following table shows information about the changes in our theatre circuit during the periods presented:

			Average Screens/
	Theatres	Screens	Theatre
Total at January 1, 2003	308	2,262	7.3
New Construction	2	31
Closures	(11)	(40)

Total at December 31, 2003	299	2,253	7.5
New Construction	3	41
Closures	(20)	(106)

Total at December 31, 2004	282	2,188	7.8
Acquisition of GKC Theatres	30	263
New Construction	10	134
Reopens	2	16
Closures	(23)	(126)

Total at December 31, 2005	301	2,475	8.2

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
     Box office admissions. The majority of our revenues come from the sale of movie tickets. For the year ended December 31, 2005, box office admissions totaled $309.4 million, or 66.0% of total revenues. At December 31, 2005, of our 301 theatres, 252 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors. Twelve of these theaters exhibited first-run films at a reduced admission price. The remaining 49 of our theatres featured films at a discount price.
     Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. As of December 31, 2005, patrons can buy tickets in advance either over the phone or on the Internet for 53 of our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.
     Concessions. Concession sales are our second largest revenue source after box office admissions, totaling $145.9 million, or 31.1% of total revenues for the year ended December 31, 2005. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, in a limited number of markets, we offer bottled water, frozen drinks, coffee, ice cream, hot dogs and pretzels in order to respond to competitive conditions. We actively seek to promote concession sales through the design and appearance of our concession stands, the introduction of special promotions from time to time, by reducing wait times and by training our employees to up-sell products. In addition, our management incentive bonus program includes concession results as a component of determining the bonus awards. We manage all inventory purchasing centrally with authority required from our central office before orders may be placed.
     During 2005, we purchased substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession. We are a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 8, 2006 and we expect to renew the contract on similar terms. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.
     During 2005, we purchased most of our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company will expire on December 31, 2008. Under the agreement, The Coca-Cola Company may raise beverage supply costs and, in fact, increased such costs by 3.7% beginning January 1, 2005 through December 31, 2005. A similar cost increase of 3.7% was implemented for January 1, 2006 through December 31, 2006. As a result of the GKC theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to the remaining 29 GKC theatres. The Pepsi-Cola contract will also expire on December 31, 2008. Pepsi-Cola beverage supplies will be made available to us at our GKC theatres at its national account pricing in effect from time to time during the contract term.
     Other revenues. Most of our theatres include electronic video games located in or adjacent to the lobby. We also generate revenues through on-screen advertising on all of our screens. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment. These revenue streams comprised the remaining 2.9% of our revenue generation for the year ended December 31, 2005.
     Film Licensing
     We obtain licenses to exhibit films by directly negotiating with film distributors. We license films through our booking office located in Columbus, Georgia. Our Vice President — Film, in consultation with our Chief Executive Officer, directs our motion picture bookings. Prior to negotiating for a film license, our Vice President — Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America (“MPAA”) rating. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, but also upon our knowledge of the preferences of patrons in our markets and insight into trends in those preferences. We maintain a database that includes revenue information on films previously exhibited in our markets. We use this historical information to match new films with particular markets so as to maximize revenues.
     The table below depicts the industry’s top 10 films for the year ended December 31, 2005 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1.	Star Wars	1.	Star Wars
2.	Harry Potter: The Goblet of Fire	2.	Harry Potter: The Goblet of Fire
3.	Chronicles of Narnia	3.	Chronicles of Narnia
4.	War of the Worlds	4.	War of the Worlds
5.	King Kong	5.	Madagascar
6.	Wedding Crashers	6.	Wedding Crashers
7.	Charlie and the Chocolate Factory	7.	Charlie and the Chocolate Factory
8	Batman Begins	8	The Longest Yard
9.	Madagascar	9.	Hitch
10.	Mr. & Mrs. Smith	10.	Mr. & Mrs. Smith
Film Rental Fees
     We typically enter into licenses that provide for rental fees based on either “firm terms” established prior to the opening of the picture or on a mutually agreed “settlement” upon the conclusion of the film run. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Firm term film rental fees are generally the greater of (1) 60 to 70% of gross box office receipts, gradually declining to as low as 30% over a period of four to seven weeks or (2) a specified percentage (e.g., 90%) of the excess gross box office receipts over a negotiated allowance for theatre expenses (commonly known as a “90-10” arrangement). The settlement process allows for negotiation based upon how a film actually performs. A firm terms agreement could result in lower than anticipated film rent if the film outperforms expectations especially with respect to the film’s run and, conversely, there is a downside risk when the film underperforms. Many of our distributors award aggregate percentage terms for the run of the film. Under such an agreement, a set percentage is paid for the entire run of the film with no adjustments for “90-10s.” This provides an advantage for the exhibitors when a picture has a short run life, where under a firm term arrangement film rent would be higher. Conversely, the exhibitor is at risk of higher film rent costs when the film has a longer run life and firm term arrangements would provide for lower film rent.
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
     While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following ten major distributors accounted for approximately 91.0% of our box office admissions for the year ended December 31, 2005: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal, and Warner Brothers.

Digital Cinema
     We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. The installation costs will be accounted for as prepaid rent and will be subsequently amortized into rent expense over the fifteen year life of the initial arrangement. We are responsible for the maintenance of the installed equipment for which we have entered into a service agreement with an affiliate of Christie at an annual per screen cost of $2,250. We intend to expense these costs as they are incurred.
     The digital cinema projection systems will be installed in any given theatre for the minimum number of screens required to enable more than 50% of the screens at such theatre. Christie will be permitted to install digital cinema projections systems such that by October 31, 2007, 100% of the screens in a given theatre will have been converted to the digital cinema projection system.
     We believe the implementation of digital cinema projection will allow us not only greater flexibility in showing feature films, but will also provide us with the capability to explore revenue enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema could provide a competitive advantage to us in markets where we compete for film and patrons.
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
     In addition, it also coordinates payroll, tracks theatre invoices and generates operating reports analyzing film performance and theatre profitability. IQ-Zero also generates information we use to quickly detect theft. IQ-2000 is an enhanced version of the IQ-Zero system and has been installed in our theatres built since 1999. We expect to have the substantial majority of our theatres converted to the IQ-2000 platform by the end of 2008. IQ-2000 facilitates new services such as advanced ticket sales and Internet ticket sales. Its expanded capacity allows for future growth and more detailed data tracking and trend analysis. There is active communication between the theatres and corporate headquarters, which allows our senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.
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
     From the mid- to late-1990s, industry screen count grew faster than attendance. As a result of this rapid overbuilding, the total number of screens reached 37,396 in 2000, according to the MPAA. When the economics of many of these theatres became unsustainable, most major exhibitors, ourselves included, were required to restructure and to close underperforming locations. After reaching a low of approximately 35,200 screens, the industry has grown back to 37,688 screens as of December 31, 2005.
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
Employees
     As of December 31, 2005, we had approximately 7,908 employees, of which 20 were covered by collective bargaining agreements and 7,314 were part-time. As of December 31, 2005, approximately 41% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.
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

Trademarks and Trade-Names
     We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola® and Pepsi-Cola® are registered trademarks used in this Annual Report on Form 10-K and are owned by and belong to The Coca-Cola Company and The Pepsi-Cola Company, respectively.
Website Access
     Our website address is www.carmike.com. You may obtain free electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, at our website under the heading “Investor Relations, Securities and Exchange Commission Filings.”
     These reports are available on our website as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission (the “SEC”).
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
     On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
     Our reorganization resulted from a sequence of events and the unforeseen effect that these events had in the aggregate on us. Weak film performance during the summer of 2000 contributed to our lower revenues for that summer, which were significantly below our internal projections. Like our competitors, we had increased our costs by expending significant funds in building megaplexes and in making improvements to existing theatres in order to attract and accommodate larger audiences. Consequently, the effect of poor summer returns was substantial on our efforts to comply with the financial covenants under our then $200 million revolving credit facility and $75 million term loan credit agreement, which we sometimes refer to as the pre-reorganization bank facilities. On June 30, 2000, we were in default of certain financial covenants contained in the pre-reorganization bank facilities and were unable to negotiate amendments with the lenders to resolve these compliance issues, as we had been able to do in the past. On July 28, 2000, the agents under the pre-reorganization bank facilities issued a payment blockage notice to us and the indenture trustee for our 9 3/8% senior subordinated notes due 2009, prohibiting our payment of the semi-annual interest payment in the amount of $9.4 million due to the noteholders on August 1, 2000. Faced with, among other things, significant operating shortfalls, unavailability of credit and problems dealing with our lenders, we voluntarily filed for bankruptcy in order to continue our business.
     In the course of our reorganization, we rejected leases on 136 underperforming theatres and also negotiated modifications to our leases on 35 additional theatres. In addition, we converted $45.7 million of debt and $55.0 million of preferred stock into an aggregate of 67.8% of our common stock. The holders of our cancelled Class A and Class B common stock received in the aggregate 22.2% of our common stock under the plan of reorganization. These actions decreased our ongoing interest obligations. We also agreed to pay, over a five-year period, the claims of our general unsecured creditors allowed or otherwise undisputed in the bankruptcy case in connection with our reorganization, plus interest at an annual rate of 9.4%. In conjunction with the closure of the bankruptcy cases on March 15, 2005, we settled all remaining disputed claims and reversed all accrued bankruptcy-related professional fees.

ITEM 1A. RISK FACTORS
     The risk factors set forth below are applicable to us. You should carefully consider the following risks in evaluating us and our operations. The occurrence of any of the following risks could materially adversely affect, among other things, our business, financial condition and results of operations.
Our business will be adversely affected if there is a decline in the number of motion pictures available for screening or in the appeal of motion pictures to our patrons.
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
Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.
     We now have, and will continue to have, significant debt obligations. Our long-term debt obligations consist of the following:
•	term loans in the aggregate amount of $321.4 million outstanding as of June 30, 2006;

•	a revolving credit facility providing for borrowings of up to $50.0 million, of which no amounts were outstanding as of June 30, 2006; and

•	financing obligations of $214.0 million as of December 31, 2005 inclusive of interest but net of $57.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.
     We also have, and will continue to have, significant lease obligations. As of December 31, 2005, our total capital and operating lease obligations with terms over one year totaled $511.8 million.
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
Our common stock is currently listed for quotation on the Nasdaq National Market. If we were unable to maintain our listing on the Nasdaq National Market, it may be more difficult for our stockholders to sell our stock in the public market.
     On March 31, 2006, we announced that we had received a notice from the Nasdaq Listing Qualifications staff indicating that because Nasdaq had not received our Form 10-K for the year ended December 31, 2005, we were no longer in compliance with Nasdaq Marketplace Rule 4310(c)(14). As a result, our common stock became subject to delisting from Nasdaq. Further, on May 22,

2006, we announced that we had received a notice from the staff stating that because we have not filed our Form 10-Q for the period ended March 31, 2006, we were in further noncompliance with Nasdaq Marketplace Rule 4310(c)(14). On April 27, 2006 a hearing was held before the Nasdaq Listing Qualifications Panel regarding our appeal of Nasdaq’s determination to delist our common stock. On May 24, 2006, we received a notice from Nasdaq indicating that the panel had determined to grant our request for continued listing on Nasdaq. The panel’s determination of continued listing was conditioned upon the filing of this Form 10-K, and all required restatements, and upon the filing of our Form 10-Q for the quarter ended March 31, 2006 on or before July 27, 2006. At the time we determined that we would be unable to make each of these required filings by the July 27, 2006 deadline, we requested that the panel provide a further extension of the filing deadline to August 22, 2006. On July 31, 2006, we received a notice from Nasdaq indicating that the panel had determined to grant our request for continued listing on Nasdaq. The panel’s determination of continued listing is conditioned upon the filing of this Form 10-K, all required restatements, and our Form 10-Q for the quarter ended March 31, 2006 by no later than August 22, 2006. In addition, if we meet this extended deadline, the panel also agreed to consider a brief extension of time to allow us to file our Form 10-Q for the quarter ended June 30, 2006.
     If we are unable to continue to maintain our listing on the Nasdaq National Market it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected because of the anticipated decreased liquidity. If our common stock were delisted, it would not be eligible for listing on another stock exchange until we became current in our SEC reports. Also, our stock would not be eligible for quotation on the OTC Bulletin Board (the Over-The-Counter-Market) until we had publicly available financial statements as of a date within six months of a possible quote. Should our stock be delisted from the Nasdaq National Market, it may continue to be quoted on the National Quotation Service Bureau (the “Pink Sheets”); however, its liquidity may be adversely affected, as well as the price at which it is traded, as a result of quotation in the Pink Sheets. A delisting from the Nasdaq National Market and a drop in the price of our stock would also subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Finally, removal from the Nasdaq National Market could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.
We may not generate sufficient cash flow to meet our needs.
     Our ability to service our indebtedness and to fund potential acquisitions and capital expenditures for theatre construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on or to refinance our indebtedness is subject to general industry economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to meet our needs.
Our business is subject to significant competitive pressures.
     Large multiplex theatres, which we and some of our competitors built, have tended to and are expected to continue to draw audiences away from certain older theatres, including some of our theatres. In addition, demographic changes and competitive pressures can lead to the impairment of a theatre. Over the last several years, we and many of our competitors have closed a number of theatres. Our competitors or smaller entrepreneurial developers may purchase or lease these abandoned buildings and reopen them as theatres in competition with us.
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

     Our ability to attract patrons is also affected by the DVD release window, which is the time between the release of a film for play in theatres and when the film is available on DVD for general public sale or rental. The release window has been narrowing over the past several years and is currently averaging approximately 18 weeks. If the release window continues to shorten, it will impact our ability to attract patrons to our theatres.
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
     On February 4, 2004, we completed an offering of $150 million of 7.50% senior subordinated notes due 2014 to institutional investors, and on May 19, 2005 we entered into senior secured credit facilities consisting of a $50 million revolving credit facility, a $170 million seven-year term loan and a $185 million delayed-draw term loan. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. The rate on the $156 million delayed-draw term loan was 10.25% at June 6, 2006; on June 8, 2006, we converted the rate to a 90-day LIBOR-based rate, which was 8.52%. The 7.50% senior subordinated notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million.
     As described below under “Subsequent Event of Default”, we had not submitted audited financial statements for the year ended December 31, 2005 by the 65th day following the end of the previous fiscal year nor had we submitted unaudited financial statements for the three month period ended March 31, 2006 by the 40th day following the end of such three month period as required by the covenants contained in our senior secured credit facility. Therefore, we entered into a series of amendments to our senior secured credit agreement extending the date by which we were to submit audited financial statements for the year ended December 31, 2005 and unaudited financial statements for the three month period ended March 31, 2006. Finally, effective July 27, 2006, we entered into a fifth amendment to our senior secured credit agreement with our lenders, which included (i) an extension of the deadline for the delivery of our audited financial statements for the year ended December 31, 2005 until September 30, 2006; (ii) an extension of the deadline for delivery of our unaudited financial statements for the quarter ended March 31, 2006 until September 30, 2006; and (iii) an extension of the deadline for delivery of our unaudited financial statements for the quarters ended June 30, 2006 and September 30, 2006 until December 31, 2006. The series of amendments also provide for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated.
     The fifth amendment provides that until we have delivered to the lenders the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006, the maximum principal amount of indebtedness that we may incur under the $50 million revolving credit facility comprising part of the senior secured credit agreement is $10 million. In addition, the maximum principal amount of indebtedness that we may incur under the revolving credit facility will continue to be limited to $10 million if we are unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 or if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
     We intend to make all required filings as required by our lenders; however, our failure to make such filings or our failure to obtain any future waivers or amendments to the senior secured credit agreement may result in an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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
     As of December 31, 2005, after utilizing approximately $6.6 million of operating loss carryforwards for 2005, we had approximately $85.7 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.
     The determination of whether we underwent an ownership change for purposes of Section 382 as a result of the issuance of common stock pursuant to our plan of reorganization (the “Plan Stock Issuance”) is subject to a number of highly complex legal issues and factual uncertainties. In our federal income tax return for 2002, we reported the Plan Stock Issuance as causing a Section 382 ownership change, although the matter is not free from doubt and arguments can be advanced to support the contrary position. Based on our reported tax treatment, we believe that the special exception in Section 382(l)(5) available to debtors in bankruptcy applied, so that our net operating loss carryforwards did not become subject to a Section 382 limitation as a result of the Plan Stock Issuance. If, however, we underwent a second ownership change within two years following our date of reorganization — that is, by January 31, 2004 — and assuming that the Plan Stock Issuance caused an ownership change, our net operating losses would have become subject to a Section 382 limitation of zero and their future use effectively would have been eliminated. The sale of shares in the offering of August 2004, caused us to undergo an “ownership change” within the meaning of Section 382 (g) of the Internal Revenue Code of 1986, as amended. The ownership change will subject our net operating loss carryforwards to an annual limitation on their use, which will restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate, and is further increased by certain “built-in gains” recognized during the five-year period following the ownership change. Such limitation is projected to be $26.9 million per year for the first five years and will decrease to approximately $15 million per year thereafter.
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
We face uncertainties related to digital cinema.
     Digital cinema is in the early implementation stage in the motion picture exhibition industry. There are multiple parties competing to be the leading manufacturer of digital cinema technology. Digital projectors and related equipment require substantial investment in re-equipping theatres. As discussed under the heading “Digital Cinema,” we have entered into a contract to convert the majority of our theatres to digital cinema. If the contract we have in place cannot be performed by the vendor, we may have to raise additional capital to finance the conversion costs associated with the digital conversion. The additional capital necessary may not, however, be available to us on terms we deem acceptable.
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
Compliance with the ADA could require us to incur significant capital expenditures and litigation costs in the future.
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
     Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2005, approximately 41% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.
Disruption of our relationship with our primary concession suppliers could harm our margins on concessions.
     We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession Supply, Inc., and we are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at contractual prices that are based on the type of concession supplied. Our current agreement with Showtime Concession will expire on December 8, 2006. While we expect to renew this agreement on favorable terms, if this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.
     We purchase the majority of our beverage supplies from The Coca-Cola Company. On January 1, 2004 we entered into a new agreement with The Coca-Cola Company. Under the agreement, The Coca-Cola Company may raise beverage supply costs by 3% to 5% annually beginning January 1, 2004 through the term of the agreement. As a result of the GKC theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to the remaining 29 GKC theatres. If beverage supply costs are increased at a higher rate or we are unable to negotiate favorable terms with either The Coca-Cola Company or the Pepsi-Cola Company when these agreements are up for renewal, our margins on concessions may be negatively impacted.
Our development of new theatres poses a number of risks.
     We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. However, we anticipate our development activities in 2006 will be limited to four theatres. Developing new theatres poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.
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
     We had impairment charges in each of the last five fiscal years totaling $121.0 million. Our impairment charge recognized for 2001 was significantly larger than in prior years due to the write-off of leasehold improvements on rejected theatres, the impact of closing owned theatres, the diminished value of our entertainment centers, changes in competition in some of our markets and the write-down of surplus equipment removed from closed theatres. Additionally, in 2001 we included equipment in the theatre valuation calculations based on the reduced capital building program in the future as well as the excess supply of equipment in inventory. For fiscal years 2005, 2004 and 2003, our impairment charges were $2.5 million, $.9 million and $1.1 million, respectively. Through December 31, 2005, we believe we have properly tested for impairments. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.
If we fail to remediate our system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner.
     Our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005 and concluded that they were not effective as a result of material weaknesses identified in our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Specifically, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. In addition, we did not accurately account for certain lease transactions nor did we maintain a sufficient complement of personnel with appropriate skills, training and Company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with our financial reporting requirements. See Part II, Item 9A of this Annual Report on Form 10-K for more detailed information concerning these material weaknesses.

     These material weaknesses in our internal control over financial reporting contributed to the restatements to our previously issued consolidated financial statements as of January 1, 2003, for the years ended December 31, 2004 and 2003 and for the three month periods ended March 31, June 30 and September 30, 2005. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In particular, if the material weaknesses described above are not remediated, they could result in a material misstatement to our annual or interim consolidated and combined financial statements in future periods that would not be prevented or detected.
Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.
     We may acquire theatres and/or theatre circuits in order to expand into new markets and to enhance our position in existing markets nationally. We cannot assure you, however, that we will be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain necessary financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses and theatres into our existing operations or expand into new markets. Once integrated, acquired operations and theatres may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected. In addition, future acquisitions may also result in potentially dilutive issuances of equity securities. We cannot assure you that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition or results of operations.
Our business makes us vulnerable to future fears of terrorism.
     If future terrorist incidents or threats cause our customers to avoid crowded settings such as theatres, our attendance would be adversely affected.
Our certificate of incorporation and bylaws contain provisions that make it more difficult to effect a change in control of the Company.
     Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law could have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Board of Directors, even if the change in control were in the stockholders’ interests. Under our certificate of incorporation, our Board of Directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue shares of preferred stock, an issuance of preferred stock in the future could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our bylaws provide that a special meeting of the stockholders of the Company may only be called by the Chairman, President or Secretary, at the request in writing of a majority of our Board of Directors or at the request in writing of stockholders owning at least 66 2/3% of our capital stock then issued and outstanding and entitled to vote.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     As of December 31, 2005, we owned 85 of our theatres and leased 214 of our theatres. We operated an additional two theatres under shared ownership. A list of our theatres, by state, is included above under “Business — Overview.”

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
     We own our headquarters building, which has approximately 48,500 square feet, as well as a closed theatre that we have converted to additional office space and a records retention center. Both of these facilities are located in Columbus, Georgia.
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
     On September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against us in the U.S. District Court, E.D., North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. We learned, only after this alleged harasser had stopped working for us, that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC sought injunctive and monetary relief, including compensatory and punitive damages and costs. We filed an answer and defenses to the EEOC’s complaint on November 15, 2004. On November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors sought injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. We timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (substantially similar to the other intervenors’ complaints) on April 19, 2005. We established a $1.0 million litigation reserve in calendar year 2004. The parties resolved the case following mediation on July 29, 2005, and agreed to a settlement of $765 thousand. The settlement was paid at the end of September 2005 and the case was dismissed with prejudice subject to a consent decree.
     On August 8, 2000, we and our subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On January 4, 2002, the Bankruptcy Court entered an order confirming our Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”), dated as of November 14, 2001. The Plan became effective on January 31, 2002. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information as of May 31, 2006 regarding our executive officers. For purposes of this section, references to Carmike include Carmike’s predecessor, Martin Theatres, Inc.

Name	Age	Title
Michael W. Patrick	56	President, Chief Executive Officer and Chairman of the Board of Directors
Fred W. Van Noy	49	Senior Vice President, Chief Operating Officer and Director
Richard B. Hare	39	Senior Vice President — Finance, Treasurer and Chief Financial Officer
Anthony J. Rhead	65	Senior Vice President — Entertainment/ Digital Cinema
Lee Champion	55	Senior Vice President, General Counsel and Secretary
H. Madison Shirley	54	Senior Vice President — Concessions and Assistant Secretary

Name	Age	Title
Gary F. Krannacker	43	Vice President — General Manager Theatre Operations
Larry B. Collins	59	Vice President — Film
Jeffrey A. Cole	46	Assistant Vice President, Controller, and Chief Accounting Officer
     Michael W. Patrick, 56, has served as President of Carmike since October 1981, director since April 1982, Chief Executive Officer since March 1989 and Chairman of the Board of Directors since January 2002. Mr. Patrick also currently serves as a member of the Board of Directors’ Executive Committee. Mr. Patrick joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.
     Fred W. Van Noy, 49, has served as a director since December 2004. Mr. Van Noy joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President — General Manager. In December 1997, he was elected to the position of Senior Vice President — Operations. In November 2000, he became Senior Vice President — Chief Operating Officer.
     Richard B. Hare, 39, joined us as Senior Vice President — Finance, Treasurer and Chief Financial Officer effective March 31, 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.
     Anthony J. Rhead, 65, joined us in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President — Film, in December 1997 he became Senior Vice President — Film, and in October 2005 he became Senior Vice President — Entertainment/Digital Cinema. Prior to joining us, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.
     Lee Champion, 55, rejoined us as Senior Vice President, General Counsel and Secretary in September 2005. Mr. Champion had previously served in the same capacity from January 1, 1998 to December 31, 2001. From January 2002 until his return to Carmike, he was a partner at Page, Scrantom, Sprouse, Tucker and Ford in Columbus, Georgia. From 1975 until 1998, he was a partner in the law firm of Champion & Champion, Columbus, Georgia.
     H. Madison Shirley, 54, joined us in 1977 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President — Concessions in 1990 and Senior Vice President — Concessions and Assistant Secretary in December 1997.
     Gary F. Krannacker, 43, joined us in May 1994 as City Manager, Pittsburgh, Pennsylvania. He served as Regional Manager from October 1995 until February 1998, and as Mid-Western Division Manager from 1998 until April 2003. He became General Manager of Theatre Operations in April 2003, and on July 1, 2004, he became Vice President and General Manager of Theatre Operations.
     Larry B. Collins, 59, joined us in April 1994 and was a film buyer for the Northeast and Midwest Regions from November 1994 until October 2005. In October 2005, he became Vice President — Film. Prior to joining Carmike, Mr. Collins was Vice President, Film Department for Cinema World Theatres in Pittsburgh, Pennsylvania. Mr. Collins was with Cinema World and Cinemette Theatres in Pittsburgh for 15 years.
     Jeffrey A. Cole, 46, joined us in December 2005 as Assistant Vice President, Controller, and Chief Accounting Officer. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer — Controller of a bank holding company in Springfield, Illinois.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock is currently traded on the Nasdaq National Market under the symbol “CKEC.” The last reported sale price of the common stock on May 31, 2006 was $21.13 per share. The table below sets forth the high and low closing prices of our common stock from January 1, 2004 through December 31, 2005:

2005	High	Low
Fourth Quarter	$27.24	$21.80
Third Quarter	30.95	21.65
Second Quarter	37.44	30.68
First Quarter	37.28	34.00

2004	High	Low
Fourth Quarter	$39.01	$34.90
Third Quarter	39.00	32.68
Second Quarter	41.84	33.80
First Quarter	38.95	31.29
     As of May 31, 2006, there were approximately 281 record holders of our common stock and there were no shares of any other class of stock issued and outstanding.
     During fiscal year 2005, we did not make any sales of unregistered equity securities.
     Beginning the second quarter of 2004, our Board of Directors declared a quarterly dividend of $0.175 per share. We intend to pay quarterly dividends for the foreseeable future at our board’s discretion, subject to many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements and other factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Material Credit Agreements and Covenant Compliance.”
ITEM 6. SELECTED FINANCIAL DATA.
     The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto. The selected historical financial and other data for each of the three fiscal years in the period ended December 31, 2005 are derived from our audited consolidated financial statements. See Note 1 of our notes to our audited annual consolidated financial statements with respect to our restatement of prior period amounts. The restatement adjustments described in Note 1 have also been applied to the selected historical financial and other data for the years ended December 31, 2001 and 2002, respectively. However, because our consolidated financial statements for those years were audited by a predecessor independent registered public accounting firm, and the restatement adjustments have not been subjected to separate audits, the selected historical financial and other data for those two years are presented as unaudited.
     During the period from August 8, 2000 through January 31, 2002, we operated as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. Our results of operations during the reorganization period were significantly affected by the bankruptcy proceeding and are therefore not comparable in all respects with our results for other periods. In addition, the per share data for all periods prior to 2002 reflect the shares of our previously outstanding classes of common stock, which were cancelled when our reorganization became effective. The results from those periods are not comparable to the years ended December 31, 2005, 2004, 2003 and 2002, which are based on a different number of shares of our new class of common stock issued when the reorganization became effective.

	For the Year Ended December 31,
	2001(1)(2)	2002(1)(2)	2003(2)	2004(2)	2005(2)
	(unaudited)	(unaudited)	(restated)	(restated)
	(restated)	(restated)
	(in millions, except per share and operating data)
Statement of Operations Data:
Revenues:
Admissions	$311.8	$342.8	$332.1	$331.5	$309.4
Concessions and other (3)	145.1	163.6	161.0	163.8	159.5

Total revenues (3)	456.9	506.4	493.1	495.3	468.9
Costs and expenses:
Film exhibition costs	171.2	188.7	180.4	174.7	168.3
Concession costs	20.2	19.2	18.0	16.9	16.4
Other theatre operating costs	177.9	175.1	175.4	178.0	186.0
General and administrative expenses	8.8	15.0	15.4	19.2	19.8
Depreciation and amortization (4)	43.0	33.5	32.5	33.8	37.2
Gain on sales of property and equipment and termination of capital lease (3)	—	(0.7)	(3.0)	(2.4)	(2.6)
Impairment of long-lived assets (5)	116.5	(0.3)	1.1	0.9	2.5

Total costs and expenses	537.6	430.5	419.8	421.1	427.6

Operating income (loss)	(80.7)	76.0	73.3	74.2	41.3
Interest expense	12.8	110.1	47.5	30.1	35.3
Loss (gain) on extinguishment of debt	(1.9)	—	—	9.3	5.8

Income (loss) before reorganization costs and income taxes	(91.6)	(34.1)	25.8	34.8	0.2
Reorganization (costs) benefit	(19.5)	(20.5)	4.1	12.4	2.4

Income (loss) before income taxes and cumulative effect of change in accounting principle(10)	(111.1)	(54.6)	29.9	47.2	2.6
Income tax expense (benefit) (8)	—	(14.7)	(77.7)	19.3	2.3

Income (loss) before cumulative effect of change in accounting principle (10)	(111.1)	(39.9)	107.6	27.9	0.3
Cumulative effect of change in accounting principle (9)	—	—	—	—	(0.1)

Net income (loss)	$(111.1)	$(39.9)	$107.6	$27.9	$0.2

Weighted average common shares outstanding (in thousands):
Basic	11,344	9,195	8,991	11,704	12,194
Diluted	11,344	9,195	9,448	12,480	12,704
Earnings (loss) per common share:
Basic	$(9.80)	$(4.34)	$11.97	$2.39	$0.01
Diluted	$(9.80)	$(4.34)	$11.39	$2.24	$0.01

Dividends declared	—	—	—	$0.53	$0.70
Balance Sheet Data:
Cash and cash equivalents	$94.2	$53.5	$41.2	$56.9	$23.6
Property and equipment, net (5)	481.0	465.6	448.3	467.7	569.9
Total assets	651.7	583.8	635.2	651.8	738.1
Total debt (6)	79.0	442.1	403.4	342.9	432.0
Liabilities subject to compromise	508.1	37.4	21.5	1.3	—
Accumulated deficit	(155.6)	(195.5)	(87.8)	(59.9)	(59.7)
Total stockholders’ equity	$3.7	$13.0	$126.7	$243.1	$232.7
Other Financial Data:
Net cash provided by operating activities	$49.2	$18.1	$53.1	$50.6	$42.9
Net cash used in investing activities	(1.0)	(14.6)	(14.2)	(43.7)	(146.5)
Net cash provided by (used in) financing activities	(6.6)	(44.2)	(51.1)	8.8	70.3
Capital expenditures	$9.2	$18.1	$20.9	$47.0	$87.6
Operating Data:
Theatres at period end (7)	323	308	299	282	301
Screens at period end (7)	2,333	2,262	2,253	2,188	2,475
Average screens in operation	2,386	2,274	2,252	2,207	2,383
Average screens per theatre	7.2	7.3	7.5	7.8	8.2
Total attendance (in thousands)	64,621	69,997	67,189	63,260	57,866
Average ticket price	$4.83	$4.90	$4.93	$5.17	$5.36
Average concession sales per patron	$2.10	$2.17	$2.18	$2.33	$2.52

(1)	See Notes 2, 3 and 4 of the notes to our audited annual consolidated financial statements with respect to our bankruptcy and financial reporting in accordance with Statement of Position 90-7. See Note 3 of the notes to our audited annual consolidated financial statements with respect to reorganization costs incurred while in bankruptcy.

(2)	See Note 1 of the notes to our audited annual consolidated financial statements with respect to our restatement of prior period amounts.

(3)	Gain on sales of property and equipment for the year ended December 31, 2002 as filed with the SEC, was previously reported in concessions and other revenues. It has been reclassified in the foregoing table.

(4)	Goodwill amortization of $1.5 million is included for the year ended December 31, 2001.

(5)	See Notes 3 and 6 of the notes to our audited annual consolidated financial statements with respect to impairments of long-lived assets and restructuring charges.

(6)	Includes current maturities of long-term indebtedness, capital lease obligations and long-term trade payables; excludes long-term trade payables and liabilities subject to compromise.

(7)	These amounts exclude theatres which we closed upon approval of the Bankruptcy Court as follows: 17 theatres and 81 screens through December 31, 2001 and an additional eight theatres and 44 screens through December 31, 2002.

(8)	For the period ended December 31, 2003, we determined that it is more likely than not that certain deferred tax assets would be realized in the future and accordingly, it was appropriate to release the valuation allowance of $83.9 million resulting in the recognition of a tax benefit of $77.7 million.

(9)	See the caption “Recent Accounting Pronouncements” in Note 2 of the notes to our audited annual consolidated financial statements with respect to our adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations.”

(10)	Due to rounding, certain amounts do not total properly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Restatements
     During the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, and each of the quarters ended March 31, June 30 and September 30, 2005 to correct for errors in the financial statements related to our failure to properly account for certain lease related transactions and other matters. The following errors in the application of generally accepted accounting principles to lease transactions have been corrected:
•	Where separation of the ground lease and building lease elements of a theatre lease were required pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), we had utilized a pro rata method to fragment leases into building and land elements. The land lease should have been determined by applying an appropriate incremental borrowing rate to the fair value of the land with the remaining lease payments being applied to the lease of the building.

•	For purposes of determining whether the lease is a capital lease because the present value of the minimum lease payments exceeds 90% of the fair value of the leased property, we used an incorrect incremental borrowing rate. Similarly, to the extent the lease was determined to be a capital lease, the same incorrect rate was utilized to record the capital lease obligation.

•	For certain leases, we incorrectly utilized a period exceeding the term of the lease for purposes of amortizing leasehold improvements or capital lease assets. Adjustments were recorded to reflect the amounts computed using the correct lease term.

•	We did not properly re-assess lease classification upon modification of the terms of certain leases. Accordingly, in some cases, the classification of the leases may have been incorrectly recorded in the financial statements and/or amounts related to the capital leases were not correctly adjusted for such modification.

•	We did not correctly account for certain build-to-suit arrangements in which, for financial reporting purposes, we were considered the owner of these assets during the construction period. Upon completion of the construction projects, we determined that we were unable to meet the requirements for sale-leaseback treatment; accordingly, project costs funded by the landlord should have been recorded as financing obligations.

•	We incorrectly capitalized interest on payments we made for construction of lessor-owned assets under lease arrangements in which we were not considered the owner of the project for financial reporting purposes. Additionally, for one build-to-suit construction project, we utilized an incorrect interest rate for purposes of capitalizing interest, and incorrectly capitalized interest over periods in which construction activity had been deferred for reasons other than normal construction delays.

•	We included contingent payments under lease arrangements classified as capital leases or financing obligations as rent expense, rather than interest expense.

•	We did not revise deferred rental liability calculations to reflect modifications of the terms of certain operating leases.

•	We incorrectly reported the cost of our contribution to lessor assets through the funding of project costs as leasehold improvements, rather than as building costs, assets under capital lease or prepaid rent, as appropriate under each arrangement.
     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during 2005, we incorrectly recorded journal entries regarding directors fees, discount ticket and other revenue, capitalized interest, and accrued expenses. During 2004, we incorrectly recorded journal entries regarding other revenue and accrued expenses. These errors impact the quarterly results of operations presented in Note 18.
     The financial statements, notes thereto and related disclosures contained in this Annual Report on Form 10-K as of December 31, 2004 and for the years ended December 31, 2004 and 2003 (and for each of the four quarters in 2004 and the first three quarters of 2005) have been restated to adjust for the errors noted above. These restatements reflect a $14.8 million increase to accumulated deficit at January 1, 2003 as well as adjustments to net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses.
     The effect of the restatements on earnings per common share was as follows:

	Basic	Diluted
2003	$0.40	$0.39
2004	$(0.04)	$(0.04)
     The following discussion of our financial condition and operating results should be read in conjunction with “Item 6. Selected Financial Data” and our audited annual consolidated financial statements and accompanying notes.
Results of Operations
Financial Reporting During Reorganization
     In connection with our bankruptcy proceedings, we were required to report in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (i) that pre-petition liabilities that are subject to compromise be segregated in our consolidated balance sheet as liabilities subject to compromise and (ii) the identification of all transactions and events that are directly associated with our reorganization in the consolidated statement of operations.

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
Expenses
     Film exhibition costs vary according to box office admissions and are accrued based on the specified splits of receipts in firm term agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are completed four to six weeks after the movie’s run.
     Concession costs of sales are incurred as products are sold. We purchase substantially all of our beverage supplies from The Coca-Cola Company and the Pepsi-Cola Company. We purchase substantially all of our other concession supplies from a single vendor, Showtime Concession, of which we are the principal customer.
     Other theatre operating costs include labor, utilities and occupancy, and facility lease expenses. Labor costs have both a variable and fixed cost component. During non-peak periods, a minimum number of staff is required to operate a theatre facility. However, to handle attendance volume increases, theatre staffing is increased during peak periods and thus salaries and wages vary in relation to revenues. Utilities, repairs and maintenance services also have variable and fixed costs components. Our occupancy expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent. In addition, several of our theatre leases contain provisions for contingent rent whereby a portion of our rent expense is based on an agreed upon percentage of revenue exceeding a specified level. In these theatres, rental expenses vary directly with changes in revenue.
     Our general and administrative expenses include costs not specific to theatre operations, and are composed primarily of corporate overhead.
Net Operating Losses
     As of December 31, 2005, after utilizing approximately $6.6 million of operating loss carryforwards for 2005, we had approximately $85.7 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.
     We are limited in using our net operating losses. Such limitation is projected to be $26.9 million per year for the first five years (beginning 2004) and will decrease to approximately $15 million per year thereafter.
     Our ability to utilize such net operating losses is also subject to certain uncertainties regarding the application of Section 382 of the Internal Revenue Code of 1986, as amended, to prior changes in ownership of the Company, including the change resulting from our reorganization in January 2002 and the change resulting from our sale of shares in connection with the offering of August 2004. See “Risk Factors — We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability” for more information regarding these uncertainties.

     Operating Statement Information
     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	For the Year Ended
	December 31,
	2005	2004	2003
		(restated)	(restated)
Revenues:
Admissions	66.0%	66.9%	67.3%
Concessions and other	34.0	33.1	32.7

Total revenues	100.0	100.0	100.0
Costs and expenses:
Film exhibition costs (1)(2)	54.4	52.7	54.3
Concessions costs (2)	10.3	10.3	11.2
Other theatre operating costs	39.7	35.9	35.6
General and administrative expenses	4.2	3.9	3.1
Depreciation and amortization	7.9	6.8	6.6
Gain on sales of property and equipment and termination of capital lease	(0.6)	(0.5)	(0.6)
Impairment of long-lived assets	0.5	0.2	0.2

Total costs and expenses	91.2	85.0	85.1

Operating income	8.8	15.0	14.9
Interest expense	7.5	6.1	9.6
Loss on extinguishment of debt	1.2	1.9	—

Income before reorganization benefit, income taxes, and cumulative effect of change in accounting principle	0.1	7.0	5.3
Reorganization benefit	0.5	2.5	0.8

Income before income taxes and cumulative effect of change in accounting principle	0.6	9.5	6.1
Income tax expense (benefit)	0.5	3.9	(15.7)

Income before cumulative effect of change in accounting principle	—	5.6	21.8

Cumulative effect of change in accounting principle	—	—	—

Net income available for common stockholders	—%	5.6%	21.8%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admissions revenues, and concession costs, which are expressed as a percentage of concession and other revenues.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenues.
     We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For Years ended December 31,
	2005(1)	2004
Average theatres	299	288
Average screens	2,383	2,207
Average attendance per screen	24,283	28,661
Average ticket price	$5.35	$5.17
Average concession sales per patron	$2.52	$2.33
Total attendance (in thousands)	57,866	63,260
Total revenues (in thousands)	$468,894	$495,337

(1)	Includes 30 theatres and 263 screens acquired in connection with our acquisition of GKC Theatres.
     Total revenues of $468.9 million decreased 5.3% for the year ended December 31, 2005 compared to revenues of $495.3 million for the year ended December 31, 2004, due to decreased revenues from admissions, concessions, and other revenues. Total revenues for 2005 include $32.6 million revenues attributable to GKC Theatres. Admissions decreased 6.7% to $309.4 million in 2005 from $331.5 million in 2004 due to an 8.5% decrease in overall attendance partially offset by a 3.7% increase in average ticket price. This decrease occurred largely over the summer months due to the lack of successful family focused films that are critical to our ability to attract patrons. Concessions and other revenue decreased 2.7% to $159.5 million in 2005 from $163.9 million in 2004 due to the decrease in attendance somewhat offset by an 8.2% increase in concession sales per patron and a $0.7 million decrease in other revenues. Concessions and other revenues for 2005 include $10.9 million in concession and other revenues attributable to GKC Theatres. Other revenues consist of game machine revenue, screen advertising, family entertainment center revenue and other miscellaneous items. Due to lower year-over-year revenues coupled with the 8.5% decrease in total attendance, our revenues per average screen decreased 14.0% from $224,439 to $196,766.
     We operated 301 theatres with 2,475 screens at December 31, 2005 and 282 theatres with 2,188 screens at December 31, 2004.
     Cost of operations.
The table below summarizes operating expense data for the periods presented.

	For Years ended December 31,
			% Variance
			Favorable
(in thousands)	2005	2004	(Unfavorable)
		(restated)
Film exhibition costs	$168,251	$174,693	3.7%
Concession costs	$16,379	$16,881	3.0%
Other theatre operating costs	$185,978	$178,025	(4.5%)
General and administrative expenses	$19,819	$19,301	(2.7%)
Depreciation and amortization	$37,214	$33,765	(10.2%)
Gain on sales of property and equipment and termination of capital lease	$2,599	$2,412	7.8%
Impairment of long-lived assets	$2,527	$892	(183.3%)

     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the year ended December 31, 2005 decreased to $168.3 million as compared to $174.7 million for the year ended December 31, 2004, due to the drop in admission revenue. Film exhibition costs for 2005 includes $11.9 million attributable to GKC Theatres. As a percentage of admissions revenue, film exhibition costs were 54.4% for the year ended December 31, 2005, as compared to 52.6% for the year ended December 31, 2004. This percentage increase is the result of more aggregate film terms in 2005 versus 2004 offset by the impact of the lower film rent paid on “The Passion of the Christ” in 2004.
     Concessions costs fluctuate with changes in concessions revenue, sales mix and changes in our cost of goods sold. Concession costs for the year ended December 31, 2005 decreased to $16.4 million as compared to $16.9 million for the year ended December 31, 2004. Concession costs for 2005 includes $1.2 million attributable to GKC Theatres. As a percentage of concessions and other revenues, concession costs were 10.3% for the year ended December 31, 2005 and 2004.
     Other theatre operating costs for the year ended December 31, 2005 increased to $186.0 million due to overall increases in utilities, repairs, and rental expenses compared to $178.0 million for the year ended December 31, 2004. Other theatre operating expenses for 2005 includes $12.4 million attributable to GKC Theatres. These increases were related to the opening of eight new theatres and four re-opened theaters in 2005, as well as theatres acquired through the GKC Theatres purchase.
     General and administrative expenses for the year ended December 31, 2005 increased slightly to $19.8 million compared to $19.3 million for the year ended December 31, 2004 due to overall increases in other expenses, including primarily salaries and wages, benefits and professional fees. General and administrative expenses for 2005 includes $0.5 million attributable to GKC Theatres.
     Depreciation and amortization expenses for the year ended December 31, 2005 increased 10.2% compared to the year ended December 31, 2004. This increase reflects the effect of purchases of fixed assets related to the opening of 10 new theatres in 2005, as well as the acquisition of the GKC Theatres assets, improvements and expansions relating to existing theatres and routine capital expenditures at existing theatres.
     Gain on sales of property and equipment for the year ended December 31, 2005 increased $187,000 compared to the year ended December 31, 2004. Additionally, we sold three previously closed theatres during the year ended December 31, 2005 compared to two theatres and two parcels of land during the year ended December 31, 2004.
     Impairment of long-lived assets for the year ended December 31, 2005 increased $1.6 million compared to the year ended December 31, 2004 primarily because of reductions in estimated theatre cash flows due to the impact of new or increased competition on certain older, auditorium-style theatres, negative evaluation of the operating results produced from theatres previously converted to discount theatres, or our inability to improve a marginal theatre’s operating results to a level that would support the carrying value of the long-lived assets.
     Operating Income. Operating income for the year ended December 31, 2005 decreased 44.4% to $41.3 million compared to $74.2 million for the year ended December 31, 2004. As a percentage of revenues, the operating income for the year ended December 31, 2005 was 8.8% compared to 15.0% for the year ended December 31, 2004.
     Interest expense. Interest expense for the year ended December 31, 2005 increased 17.3% to $35.3 million from $30.1 million for the year ended December 31, 2004. The increase is directly related to indebtedness obtained through our debt refinancing related to the acquisition of the GKC theatre circuit and rising interest rates. The interest on our term loan floats with changes in the Eurodollar base rate which was 2.57% at the beginning of 2005 and 4.57% at year end.
     Loss on extinguishment of debt. On May 19, 2005, we refinanced a portion of our debt in conjunction with the acquisition of the GKC theatre circuit. This refinancing resulted in the write-off of $5.8 million of deferred loan fees and the recognition of prepayment penalties related to our prior revolving credit facility and term loan.
     Reorganization costs. Reorganization costs for the year ended December 31, 2005 consisted of a credit of $2.4 million, compared to a credit of $12.4 million for the year ended December 31, 2004. These credits are the result of changes in estimates on liabilities subject to compromise, partially offset by professional and other expenses. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

     Income tax expense. We recognized an income tax expense of $2.4 million for the year ended December 31, 2005, representing a combined federal and state income tax rate of 92.6%, compared to income tax expense of $19.3 million for the year ended December 31, 2004, representing a combined federal and state income tax rate of 40.8%. The effective tax rate has increased due to the relationship of nondeductible items, principally related to executive compensation, to pre-tax book income.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Revenues.
     We collect substantially all of our revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For Years ended December 31,
	2004	2003
Average theatres	288	303
Average screens	2,207	2,252
Average attendance per screen	28,661	29,830
Average ticket price	$5.17	$4.93
Average concession sales per patron	$2.33	$2.18
Total attendance (in thousands)	63,260	67,189
Total revenues (in thousands)	$495,337	$493,085
     Total revenues increased 0.5% for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to increased revenues from concessions and other revenues, partially offset by decreased admission sales. Admissions decreased 0.2% to $331.5 million in 2004 from $332.1 million in 2003 due to a 5.8% decrease in total attendance partially offset by a 4.9% increase in average ticket price. Concessions and other revenue increased 1.7% to $163.8 million in 2004 from $161.0 million in 2003 due to a 6.9% increase in concession sales per patron and a $1.2 million increase in other revenues. Other revenues consist of game machine revenue, screen advertising, family entertainment center revenue and other miscellaneous items. Due to higher year-over-year total revenues and lower screen count, our revenues per average screen increased 2.4% to $224,439 from $218,954.
     We operated 282 theatres with 2,188 screens at December 31, 2004 and 299 theatres with 2,253 screens at December 31, 2003.
     Cost of operations.
     The table below summarizes operating expense data for the periods presented.

	For Years ended December 31,
			% Variance
			Favorable
(in thousands)	2004	2003	(Unfavorable)
	(restated)	(restated)
Film exhibition costs	$174,693	$180,403	3.2%
Concession costs	$16,881	$17,985	6.1%
Other theatre operating costs	$178,025	$175,413	(1.5%)
General and administrative expenses	$19,301	$15,336	(25.9%)
Depreciation and amortization	$33,765	$32,505	(3.9%)
Gain on sales of property and equipment and termination of capital lease	$2,412	$3,023	(20.2%)
Impairment of long-lived assets	$892	$1,148	22.3%
     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue. Film exhibition costs for the year ended December 31, 2004 declined 3.2% to $174.7 million from $180.4 million for the year ended December 31, 2003 due to the drop in admission revenue, as well as a higher percentage of aggregate percentage deals which lowered overall film rent expenses. One such aggregate arrangement was “The Passion of the Christ” which accounted for $19.5 million of admission revenue at an aggregate film rent of 52.0%. Aggregate arrangements fix the film rent percentage as opposed to typical graduated scale contracts.

Aggregate percentage deals on short-run films tend to have an overall lower percentage cost for the film. As a percentage of admissions revenue, film exhibition costs were 52.6% for the year ended December 31, 2004, as compared to 54.3% for the year ended December 31, 2003.
     Concessions costs fluctuate with the changes in concessions revenue, sales mix and changes in our costs of goods sold. As a percentage of concessions and other revenues, concession costs were 10.3% for the year ended December 31, 2004 as compared to 11.2% for the year ended December 31, 2003. This reduction was due to slightly higher concession prices as well as improved terms with our concession suppliers.
     Other theatre operating costs for the year ended December 31, 2004 increased to $178.0 million due to increases in rent, utilities and repair costs, as well as the establishment of a reserve of $1.0 million for potential litigation, compared to $175.4 million for the year ended December 31, 2003. For more information concerning this reserve see Item 3. Legal Proceedings.
     General and administrative expenses for the year ended December 31, 2004 increased to $19.3 million compared to $15.3 million for the year ended December 31, 2003 due to professional fees related to Sarbanes-Oxley compliance and overall increases in other expenses.
     Depreciation and amortization expenses for the year ended December 31, 2004 increased 3.9% compared to the year ended December 31, 2003. This increase reflects the effect of purchases of fixed assets related to the opening of three new theatres in 2004 as well as improvements and expansions relating to existing theaters and routine capital expenditures on existing theatres.
     Gain on sales of property and equipment for the year ended December 31, 2004 decreased 20.2% compared to the year ended December 31, 2003 due to lower sales of surplus property, offset by a gain on the termination of a capital lease. We sold two previously closed theatres and two parcels of land during the year ended December 31, 2004 compared to 10 theatres and three parcels of land during the year ended December 31, 2003.
     Impairment of long-lived assets for the year ended December 31, 2004 decreased 22.3% due to generally improved performance in the industry and our market places.
     Operating Income. Operating income for the year ended December 31, 2004 increased 1.2% to $74.2 million compared to $73.3 million for the year ended December 31, 2003. As a percentage of revenues, operating income for the year ended December 31, 2004 was 15.0% compared to 14.9% for the year ended December 31, 2003.
     Interest expense. Interest expense for the year ended December 31, 2004 decreased 36.6% to $30.1 million from $47.5 million for the year ended December 31, 2003. The decrease is related directly to lower indebtedness and interest rates obtained through our debt refinancing coupled with the reversal of approximately $4.5 million of interest expense recorded on disputed claims as a result of the resolution of liabilities subject to compromise.
     Loss on extinguishment of debt. On February 4, 2004, we refinanced our debt which resulted in the write-off of $1.8 million of loan fees related to the post-bankruptcy credit facilities and a pre-payment premium on the retirement of the 10.375% senior subordinated notes of $7.5 million.
     Reorganization costs. Reorganization costs for the year ended December 31, 2004 consisted of a credit of $12.4 million, compared to a credit of $4.1 million for the year ended December 31, 2003. These credits are the result of changes in estimates on liabilities subject to compromise, partially offset by professional and other expenses. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
     Income tax expense. We recognized an income tax expense of $19.3 million for the year ended December 31, 2004, representing a combined federal and state income tax rate of 40.8%, compared to an income tax benefit of $77.7 million for the year ended December 31, 2003. During the quarter ended December 31, 2003, we analyzed the available evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $83.9 million valuation allowance was released creating an income tax benefit for 2003. The evidence management considered included operating income for 2002 and 2003, our subsequent stock offering and refinancing, resulting in significant prospective interest expense reduction, and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

Liquidity and Capital Resources
General
     Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $27.2 million as of December 31, 2005 compared to working capital of $11.6 million at December 31, 2004. The change in working capital is primarily due to our significant capital expenditure program in 2005.
     At December 31, 2005, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $23.6 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”
     Net cash provided by operating activities was $42.9 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $50.6 million for the year ended December 31, 2004. This change was due to reduced profit from operations related primarily to lower revenues and higher overall general operating expenses, changes in accounts payable from payments made to creditors and an increase in interest expense on our long-term financing obligations. Net cash used in investing activities was $146.5 million for the year ended December 31, 2005 compared to net cash used in investing activities of $43.7 million for the year ended December 31, 2004 due to purchases of property and equipment of $87.6 million and our purchase of GKC Theatres for $61.6 million. For the year ended December 31, 2005 net cash provided by financing activities was $70.3 million compared to net cash provided by financing activities of $8.8 million for the year ended December 31, 2004 due to our May 2005 debt refinancing and the purchase of treasury stock in connection with stock grants exercised in 2005.
     Net cash provided by operating activities was $50.6 million for the year ended December 31, 2004 compared to net cash provided by operating activities of $53.1 million for the year ended December 31, 2003. This change is due to increased profit from operations related primarily to lower interest expenses, offset by changes in accounts payable, payments to general unsecured creditors and other reorganization items. Net cash used in investing activities was $43.7 million for the year ended December 31, 2004 compared to net cash used in investing activities of $14.2 million for the year ended December 31, 2003 due to increased construction of new theatres. For the year ended December 31, 2004 net cash provided by financing activities was $8.8 million compared to net cash used of $51.1 million for the year ended December 31, 2003 due to loan fees associated with our refinancing and dividends paid.
     Our liquidity needs are funded by operating cash flow, sales of surplus assets, availability under our credit agreements and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season or summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the film product any time during the calendar year will have a dramatic impact on our cash needs.
     We plan to make approximately $25 million in capital expenditures for calendar year 2006. The revolving credit facility currently does not limit our capital expenditures. We anticipate we will add approximately four theatres with 44 screens during the course of 2006 and close approximately nine theatres with 45 screens in older theatres where leases will not be renewed. The expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations.
     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreements will be adequate to meet our liquidity needs for the next twelve months. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into default under any of our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of the senior debt, to issue a payment blockage to the more junior debt. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under Chapter 11 in August 2000, as described in “Our Reorganization.”
     We cannot make assurances that our business will continue to generate sufficient cash flow to fund our liquidity needs. We are dependent to a large degree on the public’s acceptance of the films released by the studios. We are also subject to a high degree of competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into default under our debt instruments as described below. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.
Material Credit Agreements and Covenant Compliance
     As described below, our credit and leasing facilities contain certain restrictive provisions which, among other things, limit additional indebtedness, limit the payment of dividends and other defined restricted payments, require that certain debt to capitalization ratios be maintained and require minimum levels of defined cash flows.
Recent Financing Transactions
Senior Secured Credit Facilities
     On May 19, 2005, we entered into a credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405.0 million.
     The senior secured credit facilities consist of:
•	a $170.0 million seven year term loan facility used to finance the transactions described below;

•	a $185.0 million seven year delayed-draw term loan facility, with a twenty- four month commitment available to finance permitted acquisitions and related fees and expenses; and

•	a $50.0 million five year revolving credit facility available for general corporate purposes.
     In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125.0 million.
     We used the $170.0 million term loan, in addition to approximately $4.6 million of available cash, to (1) fund the $62.1 million net purchase price of the GKC Theatres acquisition, (2) repay borrowings of approximately $101.2 million (including principal, interest and fees) under our former term loan facility, (3) repay approximately $5.1 million of outstanding borrowings (including accrued interest and fees) under our former revolving credit facility, and (4) pay related fees and expenses. We did not draw upon the revolving credit facility in connection with these transactions.
     In connection with the transactions described above, we terminated our former $50 million revolving credit facility and repaid approximately $5.1 million, which included $5.0 million in unpaid outstanding principal and $0.1 million in accrued interest and fees. Also, we terminated our former $100 million term loan, and repaid approximately $98.8 million in principal, $.4 million of accrued interest and paid $2.0 million in prepayment fees. We recognized a $5.8 million loss on our extinguishment of debt which consisted of $3.8 million of loan fees related to our February 4, 2004 credit facilities and a $2.0 million prepayment premium on the retirement of our former term loan.
     On June 6, 2006, we drew down $156 million of the $185 million delayed-draw term loan to repurchase our outstanding $150 million of 7.50% senior subordinated notes due 2014 and to repay related fees and expenses. At this time, the portion of the delayed-draw term loan commitment which was not used for this repurchase was cancelled.
     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increase the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 are delivered to the lenders. In addition, this 0.50% per annum increase will be in effect if we are unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 or if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
     In addition, as described in the fifth amendment, we have also agreed, that by October 25, 2006, we will enter into and maintain hedging agreements to the extent necessary to provide that at least 45% of the aggregate principal amount outstanding on our term loans is subject either to a fixed interest rate or interest rate protection through a date not earlier than May 19, 2008. The final maturity date of the term loan facility and delayed-draw term loan facility is May 19, 2012.
     The interest rate for borrowings under the revolving credit facility for the initial six-month period was set from time to time at our option (subject to certain conditions set forth in the credit agreement) at either: (1) a specified base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the revolving credit facility are based on our consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the credit agreement) ranging from 1.50% to 2.25%. The rate at June 6, 2006 was 10.25%; on June 8, 2006, we converted the rate to a 90-day LIBOR-based rate, which was 8.52%. The final maturity date of the revolving credit facility is May 19, 2010.
     If we repay the term loans prior to June 2, 2007, we will be subject to a 1% prepayment fee for optional and most mandatory prepayments, unless the prepayment results from a change of control transaction or the issuance by us of subordinated debt of up to $150 million. The credit agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales and dispositions and issuances of certain debt, (2) various percentages (ranging from 75% to 0% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (3) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.
     The senior secured credit facilities contain covenants which, among other things, restrict our ability, and that of our restricted subsidiaries, to:
•	pay dividends or make any other restricted payments;

•	incur additional indebtedness;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of assets;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of our assets.
     The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement, as amended.
     Generally, the senior secured credit facilities do not place restrictions on our ability to make capital expenditures. However, we may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure.
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed-draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of December 31, 2005, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
•	our failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the credit agreement); or

•	a breach or default by us or our subsidiaries on the payment of principal of any Indebtedness (as defined in the credit agreement) in an aggregate amount greater than $5.0 million.
     The senior secured credit facilities are guaranteed by each of our subsidiaries and secured by a perfected first priority security interest in substantially all of our present and future assets.
     Subsequent Event of Default
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
     The amendments provide for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted our existing undrawn $185 million delayed-draw term loan commitment to be used to repay or repurchase our outstanding $150 million of senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. These notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million. See “7.50% Senior Subordinated Notes” below.

7.50% Senior Subordinated Notes
     On February 4, 2004, we completed an offering of $150.0 million in aggregate principal amount of 7.50% senior subordinated notes due February 15, 2014 to institutional investors. As discussed further below, on June 6, 2006, we drew down $156 million on our delayed-draw term loan to repay our outstanding senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.
     The indenture contained covenants, which, among other things, limited our ability, and that of our restricted subsidiaries, to:
•	make restricted payments;

•	create liens on our assets;

•	consolidate, merge or otherwise transfer or sell all or substantially all of our assets;

•	engage in certain sales of less than all or substantially all of our assets;

•	incur additional indebtedness;

•	issue certain types of stock; and

•	enter into transactions with affiliates.
     In addition, under the terms of the indenture governing the notes, we were prohibited from incurring any subordinated debt that was senior in any respect in right of payment to the notes. We completed an exchange of the notes for registered notes with the same terms in August, 2004.
     Upon a change of control, as defined in the indenture, subject to certain exceptions, we were required to offer to repurchase from each holder all or any part of each holder’s notes at a purchase price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.
     The indenture contained customary events of default for agreements of that type, including payment defaults, covenant defaults, bankruptcy defaults and cross-acceleration defaults. If any event of default under the indenture occurred and was continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding notes could declare all the notes to be due and payable immediately. See “Subsequent Event of Default” below.
     Our subsidiaries had guaranteed the notes and such guarantees were junior and subordinated to the subsidiary guarantees of our senior debt on the same basis as the notes were junior and subordinated to the senior debt. Interest at 7.50% per annum from the issue date to maturity was payable on the notes each February 15 and August 15. The notes were redeemable at our option under certain conditions.
     In conjunction with the 2004 refinancing, we wrote-off loan fees relating to the post-bankruptcy credit facilities of $1.8 million and paid pre-payment premiums in the amount of $7.5 million to retire our 10 3/8% senior subordinated notes.
     Subsequent Event of Default
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
Contractual Obligations
     As of December 31, 2005, our long-term debt obligations and future minimum payments under capital leases and operating leases with terms over one year and the agreement with our Chief Executive Officer (except as indicated in footnote 5 to the table) were as follows:

	Payments Due by Period (in thousands)
	Less than			More than
	1 year	1-3 Years	3-5 Years	5 Years	Total
Term loan credit agreement (1)	$1,671	$3,341	$3,341	$157,872	$166,225
7.50% senior subordinated notes (2)	—	—	—	150,000	150,000
Long-term interest payments (3)	23,004	45,685	45,179	47,333	161,201
Long-term financing obligations (4)	9,381	18,843	19,485	166,337	214,046
Capital lease obligations	6,757	14,034	13,710	62,582	97,083
Operating leases	41,080	77,619	69,938	273,923	462,560
Employment agreement with Chief Executive Officer (5)	850	1,700	1,700	—	4,250

Total contractual cash obligations	$82,743	$161,222	$153,353	$858,047	$1,255,365

(1)	The term loan has a maturity date of May 19, 2012.

(2)	The maturity date for the 7.50% senior subordinated notes was February 15, 2014.

(3)	Long-term interest payments include payments for certain variable rate obligations. These payments were calculated based on rates in effect at December 31, 2005.

(4)	Long-term financing obligations exclude $57.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

(5)	The employment agreement with our Chief Executive Officer provides for compensation of $850,000 per year for five years commencing January 31, 2002. The term is automatically extended each December 31 for an additional year unless either party provides required notice. The above table does not include bonus payments of up to 50% of our Chief Executive Officer’s base salary if certain performance goals are achieved or the amounts equal to 10% of his taxable annual compensation which are paid pursuant to a deferred compensation arrangement.
     On June 6, 2006, we repurchased our 7.50% senior subordinated notes by utilizing our existing delayed-draw term loan commitment (see “Subsequent Event of Default” above). Had this transaction occurred as of December 31, 2005, our long-term debt obligations and future minimum payments under capital leases and operating leases, with terms over one year, and under the agreement with our Chief Executive Officer (except as indicated in footnote 5 to the table) would be as follows, on a pro forma basis:

	Pro Forma Payments Due by Period (in thousands)
	Less than			More than
	1 year	1-3 Years	3-5 Years	5 Years	Total
Term loan credit agreement (1)	$1,671	$3,341	$3,341	$157,872	$166,225
Delayed-draw term loan credit agreement (2)	780	3,120	3,120	148,980	156,000
Long-term interest payments (3)	23,004	45,685	45,179	47,333	161,201
Long-term financing obligations (4)	9,381	18,843	19,485	166,337	214,046
Capital lease obligations	6,757	14,034	13,710	62,582	97,083
Operating leases	41,080	77,619	69,938	273,923	462,560
Employment agreement with Chief Executive Officer (5)	850	1,700	1,700	—	4,250

Total contractual cash obligations	$83,523	$164,342	$156,473	$857,027	$1,261,365

(1)	The term loan has a maturity date of May 19, 2012.

(2)	The delayed-draw term loan credit agreement has a maturity date of May 19, 2012.

(3)	Long-term interest payments include payments for certain variable rate obligations. These payments were calculated based on rates in effect at December 31, 2005.

(4)	Long-term financing obligations exclude $57.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

(5)	The employment agreement with our Chief Executive Officer provides for compensation of $850,000 per year for five years commencing January 31, 2002. The term is automatically extended each December 31 for an additional year unless either party provides required notice. The above table does not include bonus payments of up to 50% of our Chief Executive Officer’s base salary if certain performance goals are achieved or the amounts equal to 10% of his taxable annual compensation which are paid pursuant to a deferred compensation arrangement.
Off-Balance Sheet Arrangements
     As of December 31, 2005, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.
Asset Impairments
     In 2005, 2004, and 2003, we identified impairments of asset values for certain theatres which we reflected as operating expenses in our consolidated financial statements.
     The table below sets out certain information concerning these impairments:

in millions (except number of theatres and screens)	2005	2004	2003
Reduction in carrying values	$6.2	$4.0	$3.0
Reduction in accumulated depreciation and amortization	(3.7)	(3.1)	(1.9)

Impairment charge included in operations	$2.5	$0.9	$1.1

Number of theatres affected	8	9	4
Number of screens affected	55	30	27

     The impairment charges were primarily caused by reductions in estimated theatre cash flows due to the impact of new or increased competition on certain older, auditorium-style theatres, negative evaluation of the operating results produced from theatres previously converted to discount theatres, or our inability to improve a marginal theatre’s operating results to a level that would support the carrying value of the long-lived assets. When an impairment was identified, the impairment charge recorded reduced the recorded amount of the long-lived asset to its fair value.
Critical Accounting Policies
     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to exhibition costs, leasing transactions, depreciation of property and equipment, income taxes, litigation and other contingencies and, in particular, those related to impairment of long-lived assets including goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions and such difference could be material. All critical accounting estimates have been discussed with our audit committee.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States.
Revenue Recognition
     We derive almost all of our revenues from box office admissions and concession sales. We recognize admissions revenues when movie tickets are sold at the box office and concession revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue upon expiration.
Expenses
     Film exhibition costs vary according to box office admissions and are accrued based on the specified splits of receipts in firm term agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are completed four to six weeks after the movie’s run.
Property and Equipment
     Property and equipment are carried at cost, net of accumulated depreciation, or cost adjusted for recognized impairments. Assets held for sale are reported at the lower of the asset’s carrying amount or its fair value less costs to sell. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.
     We compute depreciation on a straight-line basis as follows:

Building and improvements	20-30 years
Leasehold improvements*	15-30 years
Capital leases*	11-25 years
Equipment	5-15 years

*	Number of years is based on the lesser of the useful life or the reasonably assured term of the applicable lease.
Impairment of Long-lived Assets, Including Goodwill
     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as a purchase. The provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), were adopted on January 1, 2002. The provisions prohibit the amortization of goodwill and indefinite-lived intangible assets and require that these assets be tested periodically for impairment at least annually. We consider all of our consolidated operations to be our reporting unit for SFAS 142 purposes. We test goodwill for impairment during the fourth quarter of our fiscal year (or on an interim basis should an event occur that may reduce the fair value of the reporting unit below its carrying value). As of December 31, 2005 and 2004, our financial statements included acquisition related goodwill and other intangibles of $40.5 million and $23.4 million, net of previous amortization, respectively.
     We account for our property and equipment in accordance with the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically review and monitor our internal management reports and the competition in our markets for indicators of impairment. We consider a trend of operating results that are not in line with management’s expectations to be the primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from our own expansion. For purposes of SFAS 144, assets are evaluated for impairment at the theatre level except when multiple theatres are located in the same geographic area. Management believes this is the lowest level for which there are identifiable cash flows. We deem there to be an impairment if a forecast of undiscounted future operating cash flows directly related to the theatre or market, including estimated disposal value if any, is less than its carrying amount. If there is a determination of an impairment, the loss is measured as the amount by which the carrying amount of the theatre or market exceeds its fair value. Fair value is based on management’s estimates which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.
     See “Asset Impairments” above for additional information regarding the effects on the 2005, 2004 and 2003 consolidated financial statements.
Bankruptcy Matters
     As debtors-in-possession, we had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases during our reorganization. Any damages resulting from rejection of executory contracts or unexpired leases were treated as general unsecured claims in our reorganization. During our reorganization, we received approval from the Bankruptcy Court to reject theatre leases on 136 of our theatre locations. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases. In conjunction with the closure of the bankruptcy cases on March 15, 2005, we sealed all remaining disputed claims and reversed all accruals for bankruptcy-related professional fees.
Leases
     We operate most of our theatres under non-cancelable lease agreements. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. At our option, we can renew a substantial portion of our theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 20 years.
     We determine the appropriate accounting for each theatre based on applying principles of SFAS 13, as amended, and related authoritative accounting literature. Accordingly, we classify the following arrangements as capital leases: (a) the lease transfers ownership of the theatre property to us by the end of the lease term; (b) the lease contains a bargain purchase option; (c) the lease term is equal to or greater than 75% or more of the economic life of the leased property; or (d) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. As to those arrangements that are classified as capital leases, we record property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation.
     In regard to those leases that are classified as operating leases, for accounting purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the lease terms, as defined. Furthermore, rental cost is recognized on a straight-line basis with any differences between rental payments and straight-line rent adjusted through deferred rental liability.
Percentage Rent
     Several leases have a contingent component called percentage rent. Percentage rent is based on a percentage of defined revenue factors over a fixed breakpoint for the lease year as described within the lease. We recognize contingent rent expense prior to achievement of the fixed breakpoint when it becomes probable that the breakpoint will be achieved. Percentage rent for capital leases and leases accounted for as financing obligations is charged to interest expense.
Financing Obligations
     We are considered the owner of certain assets during construction under the provisions of Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), if we pay or can be required to pay any portion of the construction costs. Once construction is completed, we consider the requirements under SFAS No. 98, Accounting for Leases:

Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases (“SFAS 98”), for sale-leaseback treatment, and if the arrangement does not meet such requirements, we record the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract. Under certain arrangements, the last payment is settled through non-cash consideration consisting of the property subject to the financing obligation.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it was more likely than not that some portion or all of the deferred tax asset will not be realized. For the year ended December 31, 2003, we determined that it is more likely than not that certain deferred tax assets would be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $77.7 million.
Impact of Recently Issued Accounting Standards
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which became effective December 31, 2005. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform the asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. We own certain properties that may contain asbestos which under certain conditions must be remediated. As a result of adopting FIN 47, we will increase the value of our recorded tangible assets at the time we recognize the associated conditional asset retirement obligation.
     We adopted FIN 47 in the fourth quarter of 2005 and recorded a charge for the cumulative effect of a change in accounting principle of approximately $140 thousand. The charge was recorded net of taxes of $52 thousand in the income statement line item of Cumulative effect of change in accounting principle. Additionally, we recorded a conditional asset retirement obligation (“CARO”) of approximately $170 thousand. The balances represent the fair value of our potential obligation to remediate asbestos or other environmental contaminants associated with theatres we own that were constructed prior to 1980. Annual accretion of the liability and depreciation expense will be recorded each year for the theatres until the obligation year is reached, either by sale of the property, demolition or some other future event such as a government action.
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
     SFAS 123(R) requires companies to use fair value to measure stock-based compensation awards. The “intrinsic value” method of accounting, which APB 25 allowed, resulted in no expense for many awards of stock options where the exercise price of the option equaled the price of the underlying stock at grant date. Under SFAS 123(R), the fair value of the award is not re-measured after its initial estimation on the grant date (except under specific circumstances).
     We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information in Note 2, “Notes to Consolidated Financial Statements,” presents the estimated compensation charges under SFAS 123(R). As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to be approximately $4.1 million before income taxes for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We have evaluated other valuation methods and have decided to implement the Black Scholes option pricing model, the most appropriate for us. See Note 2 to “Notes to Consolidated Financial Statements” for the calculation of our stock –based compensation plans under APB 25 and SFAS 123(R).

     In December 2003, the FASB issued its revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an Interpretation of ARB. 51) (“FIN 46”). We adopted the provisions of FIN 46 in March 2004. Variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity for financial reporting purposes. Application of FIN 46 is required in financial statements of publicly held corporations that have interests in variable interest entities (also referred to as special purpose entities) for periods after March 15, 2004. We evaluated the partnerships in which we have an investment (referred to as “Investment in Unconsolidated Affiliates” in our consolidated balance sheet) and determined that they are not variable interest entities. Accordingly, FIN 46 has not had a material impact on our results of operations or financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards 109 (“FIN 48”). FIN 48 is effective January 1, 2007 and would require us to record any change in net assets that results from the application of FIN 48 as an adjustment to retained earnings.
     FIN 48 is applicable to all uncertain positions for taxes accounted for under SFAS 109, and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. The scope of FIN 48 includes any position taken (or expected to be taken) on a tax return, including the decision to exclude from the return certain income or transactions. FIN 48 makes clear that its guidance also applies to positions such a (1) excluding income streams that might be deemed taxable by the taxing authorities, (2) asserting that a particular equity restructuring (e.g., a spin-off transaction) is tax-free when that position might be uncertain, or (3) the decision to not file a tax return in a particular jurisdiction for which such a return might be required.
     FIN 48 requires that we make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a aggregated basis. We do not anticipate the adoption of FIN 48 to have a material impact on our consolidated results of operations, cash flows or financial position.
Recent Developments
     We have entered into a Master License Agreement, dated as of December 16, 2005 (the “License Agreement”), with Christie/AIX, Inc., a Delaware corporation (“Christie/AIX”). Christie/AIX is an affiliate of Christie Digital Systems USA, Inc. (“Christie USA”) and Access Integrated Technologies, Inc. (“AccessIT”).
     Pursuant to the License Agreement we have been granted a license to install and use up to 2,300 digital cinema projection systems including DCI-compliant “2K” digital projectors, satellite transmission equipment, central library servers and related software and other hardware (collectively, the “Digital Equipment”). The initial term of the License Agreement continues until December 31, 2020, provided that we may renew the License Agreement for successive one-year periods for up to ten additional years.
     We have agreed to pay a one-time software license fee in the amount of $800.00 for each screen installed with the Digital Equipment. We must also pay an $18.00 fee for each movie or non-traditional digital content delivered by AccessIT for exhibition using the Digital Equipment, payable for each screen that will exhibit the relevant movie or other non-traditional digital content. Pursuant to the License Agreement, Christie/AIX will install the Digital Equipment for up to 2,300 of our screens by October 31, 2007; further, Christie/AIX is required to install within any given theatre, a minimum amount of Digital Equipment such that more than 50% of the individual theatre’s screens are so equipped. The installation costs are being capitalized as prepaid rent and will be subsequently amortized into rent expense over the fifteen year life of the initial arrangement.
     The scope of our license includes the exhibition of traditional motion picture content, the exhibition of pre-feature on-screen advertising and the exhibition of non-traditional content. We have designated AccessIT as our preferred content delivery service for non-traditional content and agreed to pay a fee of 15% of the gross revenues derived by us from each exhibition of such non-traditional content up to a maximum of $1,200, payable per exhibition.
     Upon an event of default by us under the License Agreement, Christie/AIX has the right to retake possession of the Digital Equipment and the right to recover any and all damages, including the loss of fees, costs and expenses. In addition, we and Christie/AIX have indemnified each other for damages arising out of the use, operation or possession of the Digital Equipment.

     We have also entered into a Digital Cinema Service Agreement, dated as of December 16, 2005 (the “Service Agreement”), with Christie USA. Pursuant to the Service Agreement, Christie USA will provide installation, maintenance and other services with respect to the Digital Equipment and our 35mm projection systems. The term of the Service Agreement runs concurrently with the term of the License Agreement.
     We have agreed to pay an annual service fee in the amount of $2,250 per screen (subject to limited annual consumer price index adjustments) for each screen installed with the Digital Equipment. In addition, Christie USA has agreed to accept, under certain conditions, up to 1,000 of our 35mm projection systems as payment towards the installation fees. These service fees are being expensed as incurred.
     We believe the implementation of digital cinema projection will allow us not only greater flexibility in showing feature films, but will also provide us with the capability to explore revenue enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital could provide a competitive advantage to us in markets where we compete for film and patrons.
Information About Forward-Looking Statements
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words, “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” “projects,” “should,” “will,” or similar expressions. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product, the opening or closing of theatres during 2006, the costs of converting our theatres to the digital format, our expectations with regard to our credit agreement and our notes, the lack of necessity to draw on our revolving credit facility for the foreseeable future and our expectations with regard to the delivery of the financial information required by our credit agreement and our notes.
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	our ability to comply with covenants contained in our credit agreement;

•	our ability to remediate the material weaknesses in our internal control over financial reporting or the effectiveness of any remediation measures we may undertake;

•	our ability to maintain our NASDAQ listing;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors discussed in Item 1A in this Annual Report on Form 10-K.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit facility and our seven-year term loan credit facility are based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our $166.2 million term loan by approximately $1.7 million on an annual basis. An increase of 1% in interest rates would increase the interest expense on our $156.0 million delayed-draw term loan by approximately $1.6 million on an annual basis. If our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis.
     We have 27 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by $2.3 million over the remaining lives of these leases, which management does not believe would have a material impact on our consolidated financial statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Consolidated Financial Statements for the year ended December 31, 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Carmike Cinemas, Inc:
We have completed integrated audits of Carmike Cinemas, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under item 15 (a) (1) present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements. As described in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, as of December 31, 2005.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Carmike Cinemas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because it did not (i) maintain a sufficient complement of personnel with appropriate skills, training and Company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, (ii) maintain effective controls over the financial reporting process, (iii) maintain effective controls over the accounting for leases and (iv) maintain effective controls over the accounting for income taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
1.	The Company did not maintain a sufficient complement of personnel with appropriate skills, training and Company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This control deficiency contributed to the material weaknesses described below. Additionally, this control deficiency could result in a misstatement of the Company’s accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness and contributed to the following material weaknesses.

2.	The Company did not maintain effective controls over the financial reporting process. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of the Company’s period-end closing and consolidation process related to all significant accounts and disclosures. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2005 and audit adjustments to the Company’s 2005 annual consolidated financial statements to correct errors related to the recording of directors fees, discount ticket revenue, capitalized interest, deferred tax assets and compensation expense primarily affecting accounts payable, general and administrative expense, admissions revenue, deferred income, interest expense, property, plant and equipment, accrued expenses and paid in capital. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures which would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	The Company did not maintain effective controls over the accounting for leases. Specifically, the Company’s controls over its selection, application and monitoring of its accounting policies related to the effect of lessee involvement in asset construction, lease incentives, lease modifications, amortization of leasehold improvements, and deferred rent were not effective to ensure the accurate accounting for leases entered into. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements and its interim consolidated financial statements for the first three quarters of 2005 and all 2004 quarters and audit adjustments to the 2005 consolidated financial statements to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, deferred rent, prepaid rent, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.	The Company did not maintain effective controls over the completeness and accuracy of income taxes. Specifically, the Company did not maintain effective controls over the preparation and review of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements and the Company’s first two quarters of 2005 and all 2004 quarters and review or audit adjustments to the third and fourth quarters of 2005. This control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Carmike Cinemas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Carmike Cinemas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Atlanta, Georgia
August 3, 2006

CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except share data)

	December 31,
	2005	2004
		(restated)
Assets:
Current assets:
Cash and cash equivalents	$23,609	$56,944
Restricted cash	3,602	—
Accounts and notes receivable	2,056	1,830
Inventories	1,802	1,301
Deferred income tax asset	6,029	6,355
Prepaid expenses	6,287	6,252

Total current assets	43,385	72,682
Other assets:
Investment in and advances to unconsolidated affiliates	3,763	2,179
Deferred income tax asset	42,344	51,247
Assets held for sale	5,434	6,534
Other	32,702	28,074

Total other assets	84,243	88,034
Property and equipment:
Land	62,807	47,639
Construction in progress	26,376	19,696
Building and improvements	316,161	227,836
Leasehold improvements	130,605	127,567
Assets under capital leases	89,651	88,860
Equipment	216,346	198,005

Total property and equipment	841,946	709,603
Accumulated depreciation and amortization	(271,999)	(241,918)

Property and equipment (net of accumulated depreciation and amortization)	569,947	467,685
Goodwill	38,460	23,354
Other acquired intangible assets (net of accumulated amortization)	2,082	—

Total assets	$738,117	$651,755

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23,516	$22,453
Dividends payable	2,154	2,128
Accrued expenses	42,443	34,939
Current maturities of long-term debt, capital leases and long-term financing obligations	2,435	1,587

Total current liabilities	70,548	61,107
Long-term liabilities:
Long-term debt, less current maturities	313,774	248,000
Capital leases and long-term financing obligations, less current maturities	115,809	93,303
Other	5,269	4,904

Total long-term liabilities	434,852	346,207
Liabilities subject to compromise	—	1,348

Commitments and contingencies (see Note 14)	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.03 par value, authorized 20,000,000 shares, 12,455,622 shares issued and 12,309,002 shares outstanding at December 31, 2005 and 12,162,622 shares issued and outstanding as of December 31, 2004	374	365
Treasury stock, 146,620 shares at cost	(5,210)	—
Paid-in capital	297,256	302,608
Accumulated deficit	(59,703)	(59,880)

Total stockholders’ equity	232,717	243,093

Total liabilities and stockholders’ equity	$738,117	$651,755

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Revenues:
Admissions	$309,402	$331,479	$332,070
Concessions and other	159,492	163,858	161,015

	468,894	495,337	493,085

Costs and expenses:
Film exhibition costs	168,251	174,693	180,403
Concession costs	16,379	16,881	17,985
Other theatre operating costs	185,978	178,025	175,413
General and administrative expenses	19,819	19,301	15,336
Depreciation and amortization	37,214	33,765	32,505
Gain on sales of property and equipment and termination of capital lease	(2,599)	(2,412)	(3,023)
Impairment of long-lived assets	2,527	892	1,148

	427,569	421,145	419,767

Operating income	41,325	74,192	73,318
Interest expense	35,284	30,073	47,496
Loss on extinguishment of debt	5,795	9,313	—

Income before reorganization benefit, income taxes and cumulative effect of change in accounting principle	246	34,806	25,822
Reorganization benefit	2,388	12,397	4,109

Income before income taxes and cumulative effect of change in accounting principle	2,634	47,203	29,931
Income tax expense (benefit)	2,369	19,262	(77,726)

Income before cumulative effect of change in accounting principle	265	27,941	107,657
Cumulative effect of change in accounting principle (net of taxes)	(88)	—	—

Net income available for common stockholders	$177	$27,941	$107,657

Weighted average shares outstanding:
Basic	12,194	11,704	8,991
Diluted	12,704	12,480	9,448

Income per common share — Basic:
Income before cumulative effect of change in accounting principle	$0.02	$2.39	$11.97
Cumulative effect of change in accounting principle (net of taxes)	$(0.01)	$0.00	$0.00

Basic earnings per share	$0.01	$2.39	$11.97

Income per common share — Diluted:
Income before cumulative effect of change in accounting principle	$0.02	$2.24	$11.39
Cumulative effect of change in accounting principle (net of taxes)	$(0.01)	$0.00	$0.00

Diluted earnings per share	$0.01	$2.24	$11.39

Dividends declared	$0.70	$0.53	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Operating activities
Net income available for common stockholders	$177	$27,941	107,657
Adjustments to reconcile net income available for common stockholders to net cash provided by operating activities:
Depreciation and amortization	37,214	33,765	32,505
Amortization of debt issuance costs	2,226	1,693	668
Impairment of long-lived assets	2,527	892	1,148
Loss on extinguishment of debt	3,820	—	—
Deferred income taxes	2,238	18,665	(78,226)
Stock-based compensation	3,274	5,757	6,021
Non-cash reorganization items	(2,388)	(12,397)	(4,109)

Cumulative effect of change in accounting principle	140	—	—
Gain on sales of property and equipment and termination of capital lease	(2,599)	(2,412)	(3,023)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts and notes receivable and inventories	45	507	244
Prepaid expenses and other assets	(11,501)	(3,418)	(4,577)
Accounts payable	(885)	(4,308)	(4,584)
Accrued expenses and other liabilities	8,574	(16,068)	(628)

Net cash provided by operating activities	42,862	50,617	53,096
Investing activities
Purchases of property and equipment	(87,559)	(46,971)	(20,934)
Acquisition of GKC Theatres’ stock, net of cash acquired	(61,596)	—	—
Funding of GKC acquisition escrow account	(3,200)	—	—
Funding of other restricted cash	(402)	—	—
Acquisition of partnership	—	(1,333)	—
Proceeds from sale of property and equipment	6,268	4,577	6,722

Net cash used in investing activities	(146,489)	(43,727)	(14,212)
Financing activities
Consolidated Debt:
Additional borrowing, net of debt issuance costs	182,000	250,000	—
Repayments of long-term debt	(115,090)	(324,443)	(41,366)
Repayments of liabilities subject to compromise	(958)	(7,776)	(11,737)
Repayments of capital lease and long-term financing obligations	(1,507)	(2,222)	(2,674)
Proceeds from long-term financing obligations	19,648	8,460	4,638
Issuance of common stock	—	89,053	—
Purchase of treasury stock	(5,210)	—	—
Dividends paid	(8,591)	(4,254)	—

Net cash provided by (used in) financing activities	70,292	8,818	(51,139)

Increase (decrease) in cash and cash equivalents	(33,335)	15,708	(12,255)
Cash and cash equivalents at beginning of year	56,944	41,236	53,491

Cash and cash equivalents at end of year	$23,609	$56,944	$41,236

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (including amounts capitalized of $1,971, $502 and $468 during 2005, 2004 and 2003, respectively)	$39,546	$36,573	$47,997
Income taxes	$345	$500	$—
Schedule of non-cash investing and financing activities:
Assets acquired through capital lease obligations and operating leases converted to financing obligations	$4,077	$8,974	$825
Dividends declared not yet payable	$2,154	$2,128	$—
     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

					Paid in	Accumulated
	Common Stock		Treasury Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2003, as originally reported	9,088	$273	—	—	$208,249	$(180,704)	$27,818
Restatement adjustment	—	—	—	—	—	(14,774)	(14,774)

Balance at January 1, 2003 (restated)	9,088	273	—	—	208,249	(195,478)	13,044
Net income (restated)	—	—	—	—	—	107,657	107,657
Stock-based compensation, net	60	2	—	—	6,021	—	6,023

Balance at December 31, 2003 (restated)	9,148	275	—	—	214,270	(87,821)	126,724
Stock issuance	3,015	90	—	—	88,963	—	89,053
Net income (restated)	—	—	—	—	—	27,941	27,941
Dividend declared	—	—	—	—	(6,382)	—	(6,382)
Stock-based compensation, net	—	—	—	—	5,757	—	5,757

Balance at December 31, 2004 (restated)	12,163	365	—	—	302,608	(59,880)	243,093
Stock issuance	293	9	—	—	(9)	—	—
Net income	—	—	—	—	—	177	177
Purchase of treasury stock	—	—	(147)	(5,210)	—	—	(5,210)
Dividends declared	—	—	—	—	(8,617)	—	(8,617)
Stock-based compensation, net	—	—	—	—	3,274	—	3,274

Balance at December 31, 2005	12,456	$374	(147)	$(5,210)	$297,256	$(59,703)	$232,717

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
December 31, 2005
NOTE 1 — RESTATEMENT
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
     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during 2005, we incorrectly recorded journal entries regarding directors fees, discount ticket and other revenue, capitalized interest, and accrued expenses. During 2004, we incorrectly recorded journal entries regarding other revenue and accrued expenses. These errors impact the quarterly results of operations presented in Note 18.
     The financial statements, notes thereto and related disclosures contained in this Annual Report on Form 10-K as of December 31, 2004 and for the years ended December 31, 2004 and 2003 (and for each of the four quarters in 2004 and the first three quarters of 2005) have been restated to adjust for the errors noted above. These restatements reflect a $14.8 million increase to accumulated deficit at January 1, 2003 as well as adjustments to net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses. Adjustments were also made to reflect the tax effect of the restatement adjustments.
     In addition, we revised our presentation of 2004 dividends declared totaling $6.4 million to present the charge as a reduction of Paid-in capital, rather than increase in Accumulated deficit.
     The effect of the restatements on earnings per common share was as follows:

	Basic	Diluted
2003	$0.40	$0.39
2004	$(0.04)	$(0.04)
     The following tables summarize the effects of the restatements and revision on our previously issued audited consolidated financial statements for the years ended December 31, 2004 and December 31, 2003:

	As of and for the Year Ended
	December 31, 2004
	(in thousands)
	As Previously
	Reported (1)	As Restated
Balance Sheet:
Current deferred income tax asset	—	6,355
Current assets	66,119	72,682
Deferred income tax asset	50,601	51,247
Other assets	21,027	28,074
Property and equipment, net	470,128	467,685
Total assets	639,855	651,755
Current maturities of long-term debt, capital leases and long-term financing obligations	(2,872)	(1,587)
Accrued expenses	(35,582)	(34,939)
Current liabilities	(63,292)	(61,107)
Capital lease and long-term financing obligations less current maturities	(72,530)	(93,303)
Other liabilities	(1,348)	(4,904)
Paid-in-capital	(308,990)	(302,608)

Accumulated deficit	$54,670	$59,880

Consolidated Statement of Operations:
Concessions and other revenue	$162,996	$163,858
Other theatre operating costs	179,127	178,025
Depreciation and amortization	33,801	33,765
Gain on sale of property and equipment and termination of capital lease	(1,051)	(2,412)
Operating income	71,050	74,192
Interest expense	26,104	30,073
Income tax expense	19,603	19,262
Net income available for common stockholders	$28,427	$27,941
Income per common share – Basic	$2.43	$2.39

	As of and for the Year Ended
	December 31, 2004
	(in thousands)
	As Previously
	Reported (1)	As Restated
Earnings per common share – Diluted	$2.28	$2.23

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$59,397	$50,617
Net cash used in investing activities	$(35,400)	$(43,727)
Net cash provided by (used in) financing activities	$(8,289)	$8,818

(1)	As previously reported in our Form 10-K/A Amendment No. 2, for the year ended December 31, 2004, filed on November 9, 2005.

	Year Ended
	December 31, 2003
	(in thousands)
	As Previously
	Reported (1)	As Restated
Consolidated Statement of Operations:
Other theatre operating costs	$176,781	$175,413
Depreciation and amortization	32,764	32,505
Operating income	71,692	73,318
Interest expense	42,874	47,496
Income tax benefit	(71,062)	(77,726)
Net Income available for common stockholders	103,989	107,657
Income per common share — Basic	$11.57	$11.97
Income per common share — Diluted	$11.01	$11.40

Consolidated Statement of Stockholders’ Equity
Balance at January 1, 2003, Accumulated Deficit	$(180,704)	$(195,478)
Total Stockholders’ Equity at January 1, 2003	$27,818	$13,044

Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$53,263	$53,096
Net cash used in investing activities	$(12,206)	$(14,212)
Net cash used in financing activities	$(53,312)	$(51,139)

(1)	As previously reported in our Form 10-K/A Amendment No. 2, for the year ended December 31, 2004, filed on November 9, 2005.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     On August 8, 2000, we and our subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, we were required to report in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (1) pre-petition liabilities that are subject to compromise be segregated in our consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with our reorganization in the Consolidated Statements of Operations. We emerged from the Chapter 11 Cases pursuant to our plan of reorganization effective on January 31, 2002. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

Description of Business
     Our primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. We consider ourselves to be in a single segment. Substantially all revenues are received in cash and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 91.0%, 86.3% and 99.8% of our admission revenues in 2005, 2004 and 2003, respectively.
Revenue Recognition
     We derive almost all of our revenues from box office admissions and concession sales. We recognize admissions revenues when movie tickets are sold at the box office and concession revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize unredeemed gift cards and other advanced sale-type certificates upon expiration.
Expenses
     Film exhibition costs vary according to box office admissions and are accrued based on the specified splits of receipts in firm term agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are completed four to six weeks after the movie’s run.
     Concession costs of sales are incurred as products are sold. We purchase substantially all of our beverage supplies from The Coca-Cola Company and the Pepsi-Cola Company. We purchase substantially all of our other concession supplies from a single vendor, Showtime Concession, of which we are the principal customer.
     Other theatre operating costs include labor, utilities and occupancy and facility lease expenses. Labor costs have both a variable and fixed cost component. During non-peak periods, a minimum number of staff is required to operate a theatre facility. However, theatre staffing is increased during periods of attendance volume increases, and thus salaries and wages vary in relation to revenues. Utilities, repairs and maintenance services also have variable and fixed components. Our occupancy expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent. In addition, several of our theatre leases contain provisions for contingent rent whereby a portion of our rent expense is based on an agreed upon percentage of revenue exceeding a specified level. In these theatres, rental expenses vary directly with changes in revenue.
     Our general and administrative expenses include costs not specific to theatre operations and are composed primarily of corporate overhead.
Principles of Consolidation
     The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material. Management’s most significant estimates pertain to exhibition costs, leasing transactions, depreciation of property and equipment, income taxes, litigation and other contingencies and, in particular, those related to impairment of long-lived assets including goodwill.

Cash and Cash Equivalents
     Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits. Deposits with banks are federally insured in limited amounts. Certain balances are classified as restricted cash when they are due to third parties, including the escrow account for the GKC acquisition, subject to timing or other conditions.
Debt Issuance Costs
     Upon emergence from Chapter 11, all of the debt issuance costs relating to the pre-petition debt were written off to reorganization costs. The debt issuance costs relating to any new debt subsequent to the bankruptcy were capitalized and are being amortized to interest expense over the term of the related debt.
     When components of long-term debt are repaid or refinanced, any applicable portions of unamortized debt issuance costs are written off to loss on extinguishment of debt.
Inventories
     Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.
Property and Equipment
     Property and equipment are carried at cost, net of accumulated depreciation, or cost adjusted for recognized impairments. Assets held for sale are reported at the lower of the asset’s carrying amount or its fair value less costs to sell. Amortization of assets recorded under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.
We compute depreciation on a straight-line basis as follows:

Building and improvements	20-30 years
Leasehold improvements*	15-30 years
Capital leases*	11-25 years
Equipment	5-15 years

*	Number of years is based on the lesser of the useful life of the asset or the term of the applicable lease.
Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $37.2 million, $33.8 million and $32.5 million, respectively.
Goodwill and Other Acquired Intangible Assets
     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as a purchase. The provisions of SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), were adopted on January 1, 2002. The provisions prohibit the amortization of goodwill and indefinite-lived intangible assets and require that these assets be tested periodically for impairment at least annually. We consider all of our consolidated operations to be one reporting unit for SFAS 142 purposes. We test goodwill for impairment during the fourth quarter of our fiscal year (or on an interim basis should an event occur that may reduce the fair value of the reporting unit below its carrying value.). We evaluated the goodwill for impairment by comparing our fair market value as measured by our market capitalization to the book value of net assets. The market capitalization was in excess of our net asset carrying value at both December 31, 2005 and 2004, therefore the implied value of our recorded goodwill was not impaired. As of December 31, 2005 and 2004, our financial statements included acquisition-related goodwill of $38.5 million and $23.4 million, respectively.
     Below is the detail of goodwill and other acquired intangible assets at December 31, 2005 and 2004. Other acquired intangible assets are presented net of amortization.

Goodwill and other intangible assets
(in thousands)

	Goodwill	Other Intangibles
Balance at December 31, 2004	$23,354	$—
Purchased goodwill	15,106	—
Lease intangibles	—	1,774
Trade names	—	308

Balance at December 31, 2005	$38,460	$2,082

     We recognized additional goodwill and intangibles of approximately $17.5 million from the acquisition of the GKC theatre circuit. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
     Included in the goodwill and other acquired intangibles on our consolidated balance sheet are intangible assets associated with acquired leases and trade name. The lease intangibles assets are being amortized over the remaining lease terms and the trade name intangible asset is being amortized over approximately twenty months.
Assets Held for Sale
     Certain assets have been identified for disposition, a portion of which is undeveloped land. The value of these assets are reported in assets held for sale pending the completion of their sale and are held at the lower of their carrying amount or fair value less costs to sell. The carrying value of these assets is reviewed as to relative market conditions dictating and is in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.
Deferred Revenue
     We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities, and we recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenues on unredeemed gift cards and other advanced sale-type certificates upon expiration.
Impairment of Property and Equipment
     We account for our property and equipment in accordance with SFAS 144. We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We annually review and monitor our internal management reports and the competition in our markets for indicators of impairment.
     We consider a trend of operating results that are not in agreement with management’s expectations to be our primary indicator of potential impairment. An additional impairment indicator used by management is the existence of competition in a market, either from third parties or from our own expansion. For purposes of SFAS 144, property and equipment are evaluated for impairment at the theatre level except when multiple theatres are located in the same geographical area. We deem a theatre or market to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre or market, including estimated disposal value if any, is less than its carrying amount. If a theatre or market is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatres within the market exceeds its fair value. Fair value is based on management’s estimates, which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it was more likely than not that some portion or all of the deferred tax asset will not be realized. For the year ended December 31, 2003, we determined that it is more likely than not that certain deferred tax assets would be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $77.7 million.
Advertising
     We expense advertising costs when incurred. Advertising expense represents less than two percent of our operating expenses each year.
Stock Based Compensation
     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for our financial statements for fiscal years ending 2002 and for interim periods beginning on January 1, 2003.
     We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Reflected in the 2005, 2004 and 2003 Statements of Operations is $3.3 million, $5.8 million and $6.0 million, respectively, of stock-based employee compensation cost related to the stock grants ($3.4 million, $3.2 million and $3.2 million, respectively, from fixed accounting and ($.1) million, $2.6 million and $2.8 million, respectively, from variable accounting). Compensation cost for fixed stock option awards with graded vesting is on an accelerated basis whereby the earlier years of vesting bear a greater portion of the cost.
     Our assessment of the fair value of share-based compensation is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We have evaluated various valuation methods and have decided to implement the Black-Scholes pricing model, which we believe is the most appropriate model for us. The fair value of each option grant and stock based award has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected life (years)	9	9	9
Risk-free interest rate	4.40%	4.34%	4.34%
Dividend yield	2.76%	0.00%	0.00%
Expected volatility	0.40	0.40	0.40
     There were 335,000 options granted in 2003, 5,000 options granted in 2004 and 2005 and 20,000 options forfeited in 2005. The estimated fair value of the options granted was $11.66 per share for 2005, $17.54 per share for 2004, and $16.94 per share for 2003. There were 11,130 stock grants received by management in 2004 and 8,000 stock grants forfeited in 2004. No stock grants were given in 2005. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, our pro forma net income and pro forma basic and diluted income per share would have increased (decreased) to the following amounts (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Net income (loss):
As reported	$177	$27,941	$107,657
Plus: Expense recorded on deferred stock compensation, net of related tax effects	3,253	3,408	3,764
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,672)	(3,551)	(2,983)

Pro forma — for SFAS 123	$(1,242)	$27,798	$108,438

Basic net earnings (loss) per share:
As reported	$0.01	$2.39	$11.97
Pro forma — for SFAS 123	$(0.10)	$2.38	$12.06

Diluted net earnings (loss) per share:
As reported	$0.01	$2.24	$11.39
Pro forma — for SFAS 123	$(0.10)	$2.23	$11.48

Earnings Per Share
     Earnings per share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period.

	Year Ended December 31,
(in 000’s except per share data)	2005	2004	2003
Weighted average shares outstanding	12,293	11,863	9,150
Less restricted stock issued (1)	(99)	(159)	(159)

Basic divisor	12,194	11,704	8,991
Dilutive Shares:
Restricted stock awards (1)	476	733	444
Stock options	34	43	13

Diluted divisor	12,704	12,480	9,448

Earnings per share:
Basic	$0.01	$2.39	$11.97
Diluted	$0.01	$2.24	$11.39

(1)	Primarily pertains to stock grants made to certain members of senior management; the issuance of the underlying shares is dependent upon the achievement of specific performance goals.
Leases
     We operate most of our theatres under non-cancelable lease agreements. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. At our option, we can renew a substantial portion of our theatre leases, at the then fair rental rate, for various periods with the maximum renewal period generally totaling 20 years.
     We determine the appropriate accounting for each theatre based on applying principles of SFAS 13, as amended, and related authoritative accounting literature. Accordingly, we classify the following arrangements as capital leases: (a) the lease transfers ownership of the theatre property to us by the end of the lease term; (b) the lease contains a bargain purchase option; (c) the lease term is equal to or greater than 75% or more of the economic life of the leased property; or (d) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. As to those arrangements that are classified as capital leases, we record property under capital leases and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to expense over the lease term, as defined, or the economic life of the leased property, whichever is less. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation.
     In regard to those leases that are classified as operating leases, for accounting purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the lease terms, as defined. Furthermore, rental cost in excess of lease payments is recorded as a deferred rental liability and is amortized to rental expense over the remaining term of the lease.
Percentage Rent
     Several leases have a contingent component called percentage rent. Percentage rent is based on a percentage of defined revenue factors over a fixed breakpoint for the lease year as described within the lease. We recognize contingent rent expense prior to achievement of the fixed breakpoint when it becomes probable that the breakpoint will be achieved. Contingent payments under capital leases and arrangements accounted for as financing obligations are charged to interest expense.

Financing Obligations
     We are considered the owner of certain assets during construction under the provisions of Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), if we pay or can be required to pay any portion of the construction costs. Once construction is completed, we consider the requirements under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases (“SFAS 98”), for sale-leaseback treatment, and if the arrangement does not meet such requirements, we record the project’s construction costs funded by the landlord as a financing obligation. The obligation is amortized over the financing term based on the payments designated in the contract. Under certain arrangements, the last payment is settled through non-cash consideration consisting of the property subject to the financing obligation.
Interest Expense
     Interest expense includes interest paid or accrued on long-term debt, capital leases and financing obligations as well as amortization of debt issue costs and contingent interest on capital leases and finance obligations.
Indemnification
     We indemnify certain suppliers in connection with potential damages arising out of the operation of certain theatre equipment.
Benefit Plans
     We have a non-qualified deferred compensation plan for certain of our executive officers. Under this plan, we contribute ten percent of the employee’s taxable compensation to a secular trust designated for the employee. We also have a benefit plan for certain non-executive employees, of which contributions to the plans are at the discretion of our executive management. Aggregate contributions made in cash amounted to $537 thousand, $238 thousand and $228 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.
Recent Accounting Pronouncements
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) which became effective December 31, 2005. Under FIN 47, a conditional asset retirement obligation (“CARO”) must be recorded if the liability can be reasonably estimated. A CARO is an obligation that is settled at the time an asset is retired or disposed of and for which the timing and or method of settlement are conditional upon future events. We own certain properties that may contain asbestos which under certain circumstances must be remediated. As a result of adopting FIN 47, we will increase the value of our recorded tangible assets at the time we recognize the associated conditional retirement obligation.
     We adopted FIN 47 in the fourth quarter of 2005 and recorded a charge for the cumulative effect of a change in accounting principle of approximately $140 thousand. The charge was recorded net of taxes of $52 thousand in the income statement line item of Cumulative effect of change in accounting principle. Additionally, we recorded a CARO of approximately $170 thousand. The balances represent the fair value of our potential obligation to remediate asbestos or other environmental contaminants associated with theatres we own that were constructed prior to 1980. Annual accretion of the liability and depreciation expense will be recorded each year for the theatres until the obligation year is reached, either by sale of the property, demolition or some other future event such as a government action.
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
     SFAS 123(R) requires companies to use fair value to measure stock-based compensation awards. The “intrinsic value” method of accounting, which APB No. 25 allowed, resulted in no expense for many awards of stock options where the exercise price of the option equalled the price of the underlying stock at grant date. Under SFAS 123(R), the fair value of the award is not re-measured after its initial estimation on the grant date (except under specific circumstances).

     We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method under which prior periods are not revised for comparative purposes. We will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information within this Note under the section “Stock Based Compensation” presents the estimated compensation charges under SFAS 123. As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to be approximately $4.1 million before income taxes for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We have evaluated other valuation methods and have decided to implement the Black Scholes option pricing model, the most appropriate for us. Also, see within this Note under the section “Stock Based Compensation” for the expense of our stock–based compensation plans under APB 25.
     In December 2003, the FASB issued its revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (an Interpretation of ARB. 51) (“FIN 46”). We adopted the provisions of FIN 46 in March 2004. Variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity for financial reporting purposes. Application of FIN 46 is required in financial statements of publicly held corporations that have interests in variable interest entities (also referred to as special purpose entities) for periods after March 15, 2004. We evaluated the partnerships in which we have an investment (referred to as “Investment in Unconsolidated Affiliates” in our consolidated balance sheet) and determined that they are not variable interest entities. Accordingly, FIN 46 has not had a material impact on our results of operations or financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards 109 (“FIN 48”). FIN 48 is effective January 1, 2007 and would require us to record any change in net assets that results from the application of FIN 48 as an adjustment to retained earnings.
     FIN 48 is applicable to all uncertain positions for taxes accounted for under SFAS 109, and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. The scope of FIN 48 includes any position taken (or expected to be taken) on a tax return, including the decision to exclude from the return certain income or transactions. FIN 48 makes clear that its guidance also applies to positions such a (1) excluding income streams that might be deemed taxable by the taxing authorities, (2) asserting that a particular equity restructuring (e.g., a spin-off transaction) is tax-free when that position might be uncertain, or (3) the decision to not file a tax return in a particular jurisdiction for which such a return might be required.
     FIN 48 requires that we make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a aggregated basis. We are still in the process of assessing the impact that the adoption of FIN 48 may have on our consolidated results of operations, cash flows or financial position.
NOTE 3 — PROCEEDINGS UNDER CHAPTER 11
     In the Chapter 11 Cases substantially all unsecured and partially secured liabilities as of the Petition Date were subject to compromise or other treatment until a plan of reorganization was confirmed by the Bankruptcy Court. Generally, actions to enforce or otherwise effect repayment of all pre-Chapter 11 liabilities as well as all pending litigation against us were stayed while we continued our business operations as debtors-in-possession.
     We could not pay pre-petition debts without prior Bankruptcy Court approval during the Chapter 11 Cases. Immediately after the commencement of the Chapter 11 Cases, we sought and obtained several orders from the Bankruptcy Court which were intended to stabilize our business and enable us to continue operations as debtors-in-possession. The most significant of these orders: (i) permitted us to operate our consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases; (ii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses; (iii) authorized payment of pre-petition sales and use taxes we owed; (iv) authorized us to pay up to $2.3 million of pre-petition obligations to critical vendors, common carriers and workers’ compensation insurance to aid us in maintaining operation of our theatres and approximately $37 million to film distributors; and (v) authorized debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia.

     As debtors-in-possession, we had the right during the reorganization period, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assumption” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 Cases. During the Chapter 11 Cases, we received approval from the Bankruptcy Court to reject theatre leases relating to 136 theatre locations. We estimated the ultimate liability that may have resulted from rejecting leases and reported it as Liabilities Subject to Compromise in the balance sheet. On March 15, 2005 the United States Bankruptcy Court of the District of Delaware entered a final decree closing the Chapter 11 Cases.
     As a result of the Chapter 11 Cases, no principal or interest payments were made on unsecured pre-petition debt. On October 27, 2000, we received Bankruptcy Court approval to make debt service payments for the loan related to Industrial Revenue Bonds issued by the Downtown Development Authority of Columbus, Georgia. We reached an agreement with our creditor constituencies that provided for the payment of cash collateral and adequate protection, as those terms are defined in the Bankruptcy Code. We made payments to the secured lenders in the amount of $8.3 million on March 5, 2001 and made payments of $500,000 per month as adequate protection payments. All of these payments were treated as principal payments under the creditor agreement.
     Additionally, after the Petition Date, we could not declare dividends for our Preferred stock. Preferred stock dividends of $7.0 million and $2.3 million were in arrears at December 31, 2001 and 2000. The terms of the Preferred stock agreement provided, with respect to dividend arrearages, that the dividend accrual rate increases to 8.5%. In view of our having ceased making scheduled dividend payments on the Preferred stock after the Petition Date, the holders of the Preferred stock designated two additional directors to our Board of Directors. Also, during the Chapter 11 Cases, we reached an agreement to restructure our master lease facility with MoviePlex Realty Leasing, L.L.C. (“MoviePlex”) and entered into the Second Amended and Restated Master Lease, dated as of September 1, 2001 (the “Master Lease”). Under the Master Lease, we entered into a 15-year lease for the six MoviePlex properties with an option to extend the term for an additional five years. The original MoviePlex Lease was terminated and prepetition defaults of $493,680 under the original MoviePlex Lease were paid. The first twelve months base rent for the six theatres was an aggregate of $5.4 million per annum ($450,000 per month), subject to periodic increases thereafter and certain additional rent obligations such as percentage rent.
     All past due rent, additional rent, and/or other sums due to MoviePlex under the terms of the Master Lease bear interest from the date which is five days from the date the amounts were due until paid at the rate of 2% above the published prime rate of Wachovia Bank, N.A. Under the Master Lease, we pay all real estate taxes with respect to the leased premises.
     When the plan of reorganization became effective on January 31, 2002, we filed with the Secretary of State for the State of Delaware an Amended and Restated Certificate of Incorporation, which cancelled all then existing Class A and Class B common stock and preferred stock and established authorized capital of our stock of twenty million (20,000,000) shares of reorganized common stock, par value $.03 per share, and one million (1,000,000) shares of reorganized Preferred stock, par value $1.00 per share. At December 31, 2005 we had 12,309,002 shares of reorganized common stock outstanding.
     Material features of the plan of reorganization were:
•	The plan of reorganization provided for the issuance or reservation for future issuance of ten million (10,000,000) shares of reorganized common stock in the aggregate.

•	The holders of our cancelled Class A and Class B common stock received in the aggregate 22.2% (2,211,261) of the ten million (10,000,000) shares of reorganized common stock.

•	The holders of our cancelled Series A preferred stock received in the aggregate 41.2% (4,120,000) of the ten million (10,000,000) shares of reorganized common stock.

•	Certain holders of $45,685,000 in aggregate principal amount of our cancelled 9 3/8% Senior Subordinated Notes due 2009 issued prior to the Chapter 11 Cases (the “Original Senior Subordinated Notes”) received in the aggregate 26.6% (2,660,001) of the ten million (10,000,000) shares of reorganized common stock.

•	We reserved one million (1,000,000) shares of the reorganized common stock for issuance under the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”). Under the 2002 Stock Plan, 780,000 shares have been authorized for issuance to Michael W. Patrick pursuant to his employment agreement and 220,000 shares have been authorized for issuance to seven other members of senior management.

•	The holders of Bank Claims in the Chapter 11 Cases received Bank Debt and cash in the amount of approximately $35 million plus accrued and unpaid post-petition interest on the Bank Claims from January 15, 2002 to the Reorganization Date. “Bank Claims” consisted of claims of certain banks arising under: (i) the Amended and Restated Credit Agreement, dated as of January 29, 1999, and amended as of March 31, 2000 and (ii) the Term Loan Credit Agreement dated as of February 25, 1999, as amended as of July 13, 1999, and further amended as of March 31, 2000, and certain related documents. “Bank Debt” consisted of borrowings of approximately $254 million and bears interest, at the greater of: (a) at our option, (i) a specified base rate plus 3.5% or (ii) LIBOR plus 4.5%; or (b) 7.75% per annum.

•	We issued $154.3 million of our former 10 3/8% Senior Subordinated Notes due 2009 in exchange for $154.3 million aggregate principal amount of the claims in the Chapter 11 Cases concerning the Original Senior Subordinated Notes.

•	Leases covering 136 of our underperforming theatres were rejected.

•	General unsecured creditors received payments in the aggregate of approximately $53.8 million with an annual interest rate of 9.4% in resolution of their allowed claims in our reorganization, including claims for damages resulting from the rejection of executory contracts and unexpired leases. Of these claims, $1.3 million were disputed as of December 31, 2004 and all claims have been satisfied as of December 31, 2005.
     On the effective date of the reorganization, we entered into a term loan credit agreement (the “Post-Bankruptcy Credit Agreement”), which governed the terms of the post-Bankruptcy Bank Debt. Our subsidiaries guaranteed the obligations under the Post-Bankruptcy Credit Agreement. The lenders under the Post-Bankruptcy Credit Agreement had (i) a second priority, perfected lien on owned real property and, to the extent landlord approval was obtained or not required, leased real property of us and our subsidiaries; (ii) a second priority, perfected security interest in the equity interests of our subsidiaries or 50% owned entities; and (iii) a second priority, security interest in substantially all of our personal property and specified small receivables. All of the security interests and liens that secured the post-Bankruptcy Bank Debt under the Post-Bankruptcy Credit Agreement were junior and subordinate to the liens and security interests of the collateral agent under the Post-Bankruptcy Revolving Credit Agreement.
     The reorganization value of our assets immediately before the effective date of the reorganization was greater than the total of all post-petition liabilities and allowed claims and the plan of reorganization does not result in a change in ownership as defined by Statement of Position 90-7; accordingly, we continued to recognize our results on the historical basis of accounting.
Reorganization costs (benefit) for the periods ended December 31, 2005, 2004 and 2003, respectively, are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Professional fees	$(1,997)	$30	$282
Change in estimates on claims	(391)	(12,552)	(4,754)
Other	—	125	363

Total reorganization benefit	$(2,388)	$(12,397)	$(4,109)

Cash used in reorganization activities for 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Professional fees	$(958)	$(30)	$(282)
Payment of pre-petition liabilities	—	(9,300)	(11,885)
Other	—	(125)	—

	$(958)	$(9,455)	$(12,167)

NOTE 4 — LIABILITIES SUBJECT TO COMPROMISE
     The principal categories of obligations classified as Liabilities Subject to Compromise under the Chapter 11 Cases are identified below. On March 15, 2005 the United States Bankruptcy Court of the District of Delaware entered a final decree closing the Chapter 11 cases.
     A summary of the principal claims classified as Liabilities Subject to Compromise at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Disputed unsecured claims	$—	$1,348

NOTE 5 — ACQUISITION OF GKC THEATRES
     On May 19, 2005, we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million, adjusted for working capital of $3.9 million. The GKC Theatres acquisition is consistent with our strategy of making small market acquisitions. The purchase price was negotiated using the historical average cash flows for the five year period ended December 31, 2004 and adjusted for other assets acquired and liabilities assumed. The consolidated financial statements for and as of the twelve month period ended December 31, 2005 include the assets and liabilities and the operating results for the period from the acquisition date through December 31, 2005. Pursuant to SFAS No. 141, Business Combinations, we applied purchase accounting to the transaction, resulting in recognition of additional property and equipment of $54.1 million. A valuation of certain tangible and intangible assets acquired issued by an independent valuation expert was considered by management when determining the fair value of these assets. We recognized additional goodwill and other intangibles of approximately $17.5 million from the transaction. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
     Actual cash paid at closing was $58.9 million of the net purchase price of $61.6 million. As stipulated in the purchase agreement, the remainder of the purchase price, $3.2 million, was set aside in an escrow account. The $3.2 million has been classified as restricted cash in our consolidated balance sheet. We have recorded a liability of $3.2 million in current accrued expenses in other liabilities in our consolidated balance sheet, representing deferred payments. The current escrow amount of $1.0 million was settled and remitted to the GKC shareholders in the first quarter of 2006. The long-term escrow amount of $2.2 million is to be settled within 18 months of the date of acquisition.
     The following is a summary of the allocations of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$1,015
Land	15,049
Buildings, leasehold improvements and equipment	39,009
Goodwill	15,106
Other intangible assets	2,361
Other non-current assets	123
Current liabilities	(4,223)
Non-current deferred tax liabilities	(6,844)

Total purchase price	$61,596

Pro Forma Results of Operations
     The following selected comparative pro forma results of operations information for the years ended December 31, 2005 and 2004 assumes the GKC Theatres acquisition occurred at the beginning of the fiscal year 2005 and 2004, respectively, and reflects the full results of operations for the year presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

(in thousands, except per share amounts):

			Pro Forma
	Year Ended		Year Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$468,894	$495,337	$485,970	$550,310
Operating income	$41,325	$74,192	$42,176	$81,471
Net income	$177	$27,941	$241	$29,690
Earnings per share:
Basic	$0.01	$2.39	$0.02	$2.54
Diluted	$0.01	$2.24	$0.02	$2.38
NOTE 6 — IMPAIRMENT OF PROPERTY AND EQUIPMENT
     The impairment charges of $2.5 million, $0.9 million, and $1.1 million in 2005, 2004 and 2003, respectively, were primarily attributable to changes in competition in some of our markets. These changes caused a decrease in profitability and estimated future cash flows in ten, nine, and four theatres, which operate 68, 30, and 27 screens, respectively, to a point below the carrying value of the long-lived assets.
NOTE 7 — OTHER ASSETS
Other assets are as follows (in thousands):

	December 31,
	2005	2004
		(restated)
Prepaid rent – funding of lessor’s assets	$11,232	$9,778
Loan origination fees	17,853	14,567
Deposits and binders	3,604	3,689
Other	13	40

	$32,702	$28,074

NOTE 8 — PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES
     We obtained one property under a capital lease obligation for $1.5 million in 2005 and three properties under capital lease obligations totaling $4.6 million in 2004. We converted one capital lease obligation to a financing obligation in the amount of $0.6 million in 2005 and one capital lease obligation to a financing obligation in the amount of $3.9 million in 2004. The following amounts related to capital leases are included in property and equipment (in thousands):

	December 31,
	2005	2004
		(restated)
Property under capital leases and improvements	$89,651	$88,860
Less accumulated amortization	(15,714)	(15,065)

	$73,937	$73,795

NOTE 9 — CAPITALIZED INTEREST AND CASH PAID FOR INTEREST
     We capitalized interest in connection with our construction of long-lived assets. This activity consists of either construction of new theatres or additions to existing theatres. In addition, we capitalized interest for construction projects where we were deemed the owner during the construction period under EITF 97-10 and are considered owned assets because we failed the sales-leaseback provisions of SFAS 98. Interest incurred and interest capitalized are as follows (in thousands):

	Interest	Interest
Years ended December 31,	Expensed	Capitalized
2005	$35,284	$1,971
2004 (restated)	30,073	502
2003 (restated)	47,496	468
NOTE 10 — ACCRUED EXPENSES
     Accrued expenses include the following (in thousands):

	December 31,
	2005	2004
		(restated)
Deferred revenues	$7,074	$5,269
Accrued rents	5,809	7,660
Property taxes	9,251	5,880
Accrued interest	4,605	4,714
Accrued salaries	6,152	4,781
Sales tax	2,996	2,944
Income tax	1,508	2,453
GKC acquisition deferred payments	3,566	—
Other accruals	1,482	1,238

	$42,443	$34,939

NOTE 11 — DEBT
Debt consisted of the following (in thousands):

	December 31,
	2005	2004
Term loan	$166,225	$—
Post-bankruptcy Term loan	—	99,000
7.50% senior subordinated notes	150,000	150,000
Industrial revenue bonds; repaid in December 2005	—	315

	316,225	249,315
Current maturities	(2,451)	(1,315)

	$313,774	$248,000

2005 Financing Transactions
Senior Secured Credit Facilities
     On May 19, 2005, we entered into a credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405.0 million.
     The senior secured credit facilities consist of:
•	a $170.0 million seven year term loan facility used to finance the transactions described below;

•	a $185.0 million seven year delayed-draw term loan facility, with a twenty- four month commitment available to finance permitted acquisitions and related fees and expenses; and

•	a $50.0 million five year revolving credit facility available for general corporate purposes.
     In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125.0 million.

     We used the $170.0 million term loan, in addition to approximately $4.6 million of available cash, to (1) fund the $62.1 million net purchase price of the GKC Theatres acquisition, (2) repay borrowings of approximately $101.2 million (including principal, interest and fees) under our former term loan facility, (3) repay approximately $5.1 million of outstanding borrowings (including accrued interest and fees) under our former revolving credit facility, and (4) pay related fees and expenses. We did not draw upon the revolving credit facility in connection with these transactions.
     In connection with the transactions described above, we terminated our former $50 million revolving credit facility and repaid approximately $5.1 million, which included $5.0 million in unpaid outstanding principal and $0.1 million in accrued interest and fees. Also, we terminated our former $100 million term loan, and repaid approximately $98.8 million in principal, $.4 million of accrued interest and paid $2.0 million in prepayment fees. We recognized a $5.8 million loss on our extinguishment of debt which consisted of $3.8 million of loan fees related to our February 4, 2004 credit facilities and a $2.0 million prepayment premium on the retirement of our former term loan.
     On June 6, 2006, we drew down $156 million of the $185 million delayed-draw term loan to repurchase our outstanding $150 million of 7.50% senior subordinated notes due 2014 and to repay related fees and expenses. At this time, the portion of the delayed-draw term loan commitment which was not used for this repurchase was cancelled.
     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increase the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 are delivered to the lenders. In addition, this 0.50% per annum increase will be in effect if we are unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 or if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
     In addition, as described in the fifth amendment, we have also agreed, that by October 25, 2006, we will enter into and maintain hedging agreements to the extent necessary to provide that at least 45% of the aggregate principal amount outstanding on our term loans is subject either to a fixed interest rate or interest rate protection through a date not earlier than May 19, 2008. The final maturity date of the term loan facility and delayed-draw term loan facility is May 19, 2012.
     The interest rate for borrowings under the revolving credit facility for the initial six-month period was set from time to time at our option (subject to certain conditions set forth in the credit agreement) at either: (1) a specified base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the revolving credit facility are based on our consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the credit agreement) ranging from 1.50% to 2.25%. The rate at June 6, 2006 was 10.25%; on June 8, 2006, we converted the rate to a 90-day LIBOR-based rate, which was 8.52%. The final maturity date of the revolving credit facility is May 19, 2010.
     If we repay the term loans prior to June 2, 2007, we will be subject to a 1% prepayment fee for optional and most mandatory prepayments, unless the prepayment results from a change of control transaction or the issuance by us of subordinated debt of up to $150 million. The credit agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales and dispositions and issuances of certain debt, (2) various percentages (ranging from 75% to 0% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (3) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.
     The senior secured credit facilities contain covenants which, among other things, restrict our ability, and that of our restricted subsidiaries, to:
•	pay dividends or make any other restricted payments;

•	incur additional indebtedness;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of assets;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of our assets.
     The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement, as amended.
     Generally, the senior secured credit facilities do not place restrictions on our ability to make capital expenditures. However, we may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure.
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed-draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of December 31, 2005, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
•	our failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the credit agreement); or

•	a breach or default by us or our subsidiaries on the payment of principal of any Indebtedness (as defined in the credit agreement) in an aggregate amount greater than $5.0 million.
     The senior secured credit facilities are guaranteed by each of our subsidiaries and secured by a perfected first priority security interest in substantially all of our present and future assets.
     Subsequent Event of Default
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
     The amendments provide for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted our existing undrawn $185 million delayed-draw term loan commitment to be used to repay or repurchase our outstanding $150 million of senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. These notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million. See “7.50% Senior Subordinated Notes” below.
7.50% Senior Subordinated Notes
     On February 4, 2004, we completed an offering of $150.0 million in aggregate principal amount of 7.50% senior subordinated notes due February 15, 2014 to institutional investors. As discussed further below, on June 6, 2006, we drew down $156 million on our delayed-draw term loan to repay our outstanding senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.
     The indenture contained covenants, which, among other things, limited our ability, and that of our restricted subsidiaries, to:
•	make restricted payments;

•	create liens on our assets;

•	consolidate, merge or otherwise transfer or sell all or substantially all of our assets;

•	engage in certain sales of less than all or substantially all of our assets;

•	incur additional indebtedness;

•	issue certain types of stock; and

•	enter into transactions with affiliates.
     In addition, under the terms of the indenture governing the notes, we were prohibited from incurring any subordinated debt that was senior in any respect in right of payment to the notes. We completed an exchange of the notes for registered notes with the same terms in August, 2004.
     Upon a change of control, as defined in the indenture, subject to certain exceptions, we were required to offer to repurchase from each holder all or any part of each holder’s notes at a purchase price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest to the date of purchase.
     The indenture contained customary events of default for agreements of that type, including payment defaults, covenant defaults, bankruptcy defaults and cross-acceleration defaults. If any event of default under the indenture occurred and was continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding notes could declare all the notes to be due and payable immediately. See “Subsequent Event of Default” below.
     Our subsidiaries had guaranteed the notes and such guarantees were junior and subordinated to the subsidiary guarantees of our senior debt on the same basis as the notes were junior and subordinated to the senior debt. Interest at 7.50% per annum from the issue date to maturity was payable on the notes each February 15 and August 15. The notes were redeemable at our option under certain conditions.
     In conjunction with the 2004 refinancing, we wrote-off loan fees relating to the post-bankruptcy credit facilities of $1.8 million and paid pre-payment premiums in the amount of $7.5 million to retire our 10 3/8% senior subordinated notes.
     Subsequent Event of Default
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
Debt Obligations
     At December 31, 2005 our future maturities of long-term debt obligations were as follows:

						After 5
	1 Year	2 Years	3 Years	4 Years	5 Years	Years	Total
Term loan credit agreement (1)	$1,671	$1,671	$1,671	$1,671	$1,671	$157,870	$166,225
Revolving credit agreement (2)	—	—	—	—	—	—	—
7.50% senior subordinated notes (3)	—	—	—	—	—	150,000	150,000

Total contractual cash obligations	$1,671	$1,671	$1,671	$1,671	$1,671	$307,870	$316,225

     As of June 6, 2006, we repurchased our 7.50% senior subordinated notes. Had this transaction occurred as of December 31, 2005, our long-term debt obligations with terms over one year would have been as follows:

	Pro Forma Presentation
						After 5
	1 Year	2 Years	3 Years	4 Years	5 Years	Years	Total
Term loan credit agreement (1)	$1,671	$1,671	$1,671	$1,671	$1,671	$157,870	$166,225
Revolving credit agreement (2)	—	—	—	—	—	—	—
Delayed-draw term loan credit agreement (4)	$780	$1,560	$1,560	$1,560	$1,560	$148,980	$156,000

Total contractual cash obligations	$2,451	$3,231	$3,231	$3,231	$3,231	$306,850	$322,225

(1)	The term loan has a maturity date of May 19, 2012.

(2)	The revolving credit agreement has a maturity date of May 19, 2010.

(3)	The maturity date for the 7.50% senior subordinated notes was February 15, 2014.

(4)	The delayed-draw term loan credit agreement has a maturity date of May 19, 2012.
     We have evaluated the market value of our fixed-interest debt as of December 31, 2005, and reflect it at cost. The fair value was approximately $140.4 million and $152.3 million as of December 31, 2005 and 2004, respectively.
NOTE 12 — INCOME TAXES
     As of December 31, 2005 and 2004, we had net deferred tax assets of approximately $48.4 million and $57.6 million, respectively. For the period ended December 31, 2003, we determined that it is more likely than not that certain deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance and recognize a tax benefit of $77.7 million. The positive evidence management considered included operating income for 2002 and 2003, our subsequent stock offering and refinancing resulting in significant prospective interest expense reduction and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.
     For the years ended December 31, 2005 and 2004, our alternative minimum tax provision was $131,000 and $597,000, respectively.
     The provision for income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Current:
Federal	$131	$597	$500
State	—	—	—
Deferred:
Federal	2,070	17,421	(72,750)
State	168	1,244	(5,476)

Total provision for income tax expense (benefit)	$2,369	$19,262	$(77,726)

     The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Pre-tax book income	$2,634	$47,203	$29,931

Federal tax expense	922	16,521	10,476
State tax expense	66	1,180	748
Permanent items (principally related to executive compensation)	1,381	1,561	(2,155)
Other	—	—	(2,869)
Change in valuation allowance	—	—	(83,926)

Total tax expense (benefit)	$2,369	$19,262	$(77,726)

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	Year Ended
	December 31,
	2005	2004
		(restated)
Alternative minimum tax credit carryforwards	$718	$865
Net operating loss carryforwards	32,135	28,857
Tax basis of property, equipment and assets over book basis	13,944	22,378
Deferred compensation	800	2,255
Deferred rent	3,909	3,620
Disputed claims	—	506
Compensation accruals	758	1,121
Other	1,486	1,232

Total deferred tax asset	53,750	60,834

Tax basis of intangible assets under book basis	(5,377)	(3,232)

Total deferred tax liability	(5,377)	(3,232)

Net deferred tax asset	$48,373	$57,602

The balance sheet presentation of our deferred income taxes is as follows (in thousands):

	Year Ended
	December 31,
	2005	2004
		(restated)
Current Assets	$6,029	$6,355

Non-Current Assets	47,721	54,479
Non-Current Liabilities	(5,377)	(3,232)

Net Non Current Assets	42,344	51,247

Net Deferred Tax Assets	$48,373	$57,602

     During 2005 we utilized approximately $6.6 million of operating loss carryforwards, and we have $85.7 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, our alternative minimum tax credit carryforward has an indefinite carryforward life.
     Our stock issuances in 2002 and 2004 caused us to undergo an ownership change within the meaning of Section 382(g) of the Internal Revenue Code. These ownership changes will subject our net operating loss carryforwards to a limitation of their use, which will restrict our ability to use them to offset taxable income in future periods. Such limitation is projected to be approximately $26.9 million per year through 2008 and then approximately $15 million per year thereafter.
NOTE 13 — STOCKHOLDERS’ EQUITY
     Upon emergence from Chapter 11 on January 31, 2002, both Class A and Class B common stock, as well as the Series A preferred stock, were cancelled and shares of common stock were issued. The common stock, $0.03 par value, consists of 20 million authorized shares, of which 12.3 million, 12.2 million and 9.1 million were outstanding at December 31, 2005, 2004 and 2003, respectively. Of the 20 million authorized shares, one million shares were reserved for issuance under the 2002 Stock Plan.
     Additionally, we have preferred stock, $1.00 par value, with one million authorized shares, of which no shares were outstanding as of December 31, 2005.
     We had shares of common stock in 2005, 2004 and 2003 reserved for future issuance as follows (in thousands):

	December 31,
	2005	2004	2003
2002 Stock Plan	536	796	840
Directors Incentive Plan	—	—	60
Employee Incentive Plan	—	—	170
2004 Incentive Stock Plan	1,069	1,055	—

	1,605	1,851	1,070

See Note 3 — Proceedings Under Chapter 11

Stock Options
     Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. These plans are described in more detail below. The Board of Directors has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants.
     The weighted average per share exercise prices for the options granted during the years ended December 31, 2005, 2004 and 2003 were $22.05, $37.46 and $29.22, respectively, and the weighted average per share fair values for the options granted during the years ended December 31, 2005, 2004 and 2003 were $11.66, $17.54 and $16.94, respectively.
General Stock Option Information
     On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a stock option grant of 5,000 shares each to two independent directors on August 14, 2002. Additionally, the Board of Directors approved stock option grants of 5,000 shares in September 2003 and 5,000 shares in April 2004 for new directors. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 20,000 shares in the aggregate during 2002, 2003 and 2004 represent the only stock options outstanding under the Directors Incentive Plan prior the plan being superseded on May 21, 2004, the effective date of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”).
     On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 500,000 shares reserved under the Employee Incentive Plan. We granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share, and 75,000 options vested on December 31, 2005 and 75,000 options vest on December 31, 2006. On December 18, 2003, we granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63 and they vest ratably over three years beginning December 31, 2005 through December 31, 2007. These grants of 330,000 shares in the aggregate during 2003 represent the only stock options outstanding under the Employee Incentive Plan prior the plan being superseded on May 21, 2004, the effective date of the 2004 Incentive Stock Plan.
     The following table sets forth the summary of option activity under our stock option plans for the three years ended December 31, 2005:

		Weighted	Weighted
	Number	Average	Average
	of Shares	Exercise Price	Fair Value
Balance, January 1, 2003	10,000	$19.95	$11.59
Granted	335,000	$29.22	$16.94
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Balance, December 31, 2003	345,000	$28.95	$16.78
Granted	5,000	$37.46	$17.54
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Balance, December 31, 2004	350,000	$29.07	$16.79
Granted	5,000	$22.05	$11.66
Exercised	—	—	—
Forfeited	(20,000)	$35.63	$20.49
Expired	—	—	—

Balance, December 31, 2005	335,000	$28.58	$16.50

     Information regarding stock options outstanding at December 31, 2005 is summarized below:

	Options Outstanding		Options Exercisable
		Weighted Average
	Number of	Remaining	Number of	Weighted Average
Prices	Shares	Contractual Life (Years)	Shares	Fair Value
$19.95	10,000	6.62	10,000	$11.59
$21.40	5,000	7.42	5,000	$12.42
$21.79	150,000	7.19	75,000	$12.82
$22.05	5,000	9.87	5,000	$11.66
$35.63	160,000	7.97	53,335	$20.49
$37.46	5,000	8.25	5,000	$17.54

Totals	335,000	7.60	153,335	$15.51

Stock Plans
     Upon emergence from Chapter 11, our Board of Directors approved a new management incentive plan, the 2002 Stock Plan and authorized 1,000,000 shares for future issuance. The Board of Directors approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, our Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares will be delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In May 2002, our Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of 220,000 shares to a group of seven other members of senior management. These shares were earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieved specific performance goals during each of these years. Shares earned will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains one of our employees . One of the seven grants to senior executives includes a grant of 35,000 shares to one of our former employees.
     On March 31, 2004, the Board of Directors adopted the 2004 Incentive Stock Plan, which was approved by the stockholders on May 21, 2004. The 2004 Incentive Stock Plan replaced the Employee Incentive Plan and the Directors Incentive Plan. The Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. There are 1,055,000 shares of common stock reserved for issuance pursuant to grants made under the 2004 Incentive Stock Plan in addition to any shares which may be forfeited under the Employee Incentive Plan and the Directors Incentive Plan after the effective date of the 2004 Incentive Stock Plan.
     On May 19, 2005, our non-employee directors received annual equity compensation consisting of 250 restricted shares each (an aggregate of 1,500 restricted shares of common stock, of which 250 were later forfeited by a former director) pursuant to the 2004 Incentive Stock Plan, which vest in full at the 2006 annual meeting of stockholders. Effective as of the 2006 annual meeting of stockholders, each of our non-employee directors will receive an annual grant of 2,500 restricted shares of common stock at each annual meeting of stockholders which will vest in full at the next annual meeting of stockholders.
     We delivered 367,250 shares to various members of the executive management team on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state income tax withholding requirements on these shares, we retained 146,620 shares in Treasury stock and remitted the corresponding tax withholdings in cash on behalf of the stock recipients.
     We account for our stock-based compensation plans under APB 25. Reflected in the 2005, 2004 and 2003 statements of operations is $3.3 million, $5.8 million and $6.0 million, respectively, of stock-based employee compensation cost related to the stock grants ($3.2 million, $3.2 million and $3.2 million, respectively, from fixed accounting and $0.1 million , $2.6 million and $2.8 million, respectively, from variable accounting). Compensation cost for fixed stock option awards with graded vesting is on an accelerated basis whereby the earlier years of vesting bear a greater portion of the cost.

     The following table summarizes the activity in the 2002 Stock Plan since its inception and its status at December 31, 2005:

		Status at December 31, 2005
	Grants and	Shares Earned,	Shares Earned	Shares
	Forfeitures (1)	Pending Vesting	and Awarded	Forfeited
Grants and forfeitures in 2002:
Shares granted to Chief Executive Officer	780,000	520,000	260,000
Shares granted to senior management	220,000	95,980	86,250	37,770
Forfeitures	(14,250)
Shares granted to senior management	11,000	11,000
Grants and forfeitures in 2003:
Forfeitures	(15,520)
Grants and forfeitures in 2004:
Shares granted to senior management	11,130	1,130	10,000
Forfeitures	(8,000)

Total grants, net of forfeitures	984,360	628,110	356,250	37,770

(1)	There were no grants or forfeitures in 2005.
     We have included in stockholders’ equity deferred compensation of $9.5 million and $15.4 million at December 31, 2005 and December 31, 2004, respectively, related to the 2002 Stock Plan.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Leases
     Future minimum payments under operating leases, capital leases and financing obligations with terms over one year and which had not been rejected in the Chapter 11 Cases as of December 31, 2005, are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2006	$41,080	$6,757
2007	39,864	6,984
2008	37,755	7,050
2009	36,283	6,956
2010	33,655	6,754
Thereafter	273,923	62,582

Total minimum lease payments	$462,560	97,083

Less amounts representing interest		(59,042)

Present value of future minimum lease payments		38,041
Less current maturities		906

Long-term obligations		$37,135

Rent expense
     Rent expense was approximately $54.4 million, $43.3 million and $42.3 million for 2005, 2004 and 2003, respectively. In addition, we had approximately $1.8 million, $3.6 million and $4.0 million in contingent rental payments for 2005, 2004 and 2003, respectively.
Financing obligations
     Under certain leasing arrangements, we are considered to be the owner, for accounting purposes, of the asset during the construction phase, as we pay directly for a substantial portion of the construction costs. After construction of these assets was completed, we did not meet the requirements under SFAS 98 for sale-leaseback treatment, and we recorded the constructed assets as owned assets. Therefore, we record the landlord’s reimbursement of some of the construction costs as long-term financing obligations. As of December 31, 2005, those long-term obligations relate to 21 separate arrangements with financing terms ranging from 10 to 23 years and effective interest rates between 3.6% and 19.6%.
     At December 31, 2005, payments required on long-term financing obligations are as follows:

Financing
Obligations
2006	$9,381
2007	9,416
2008	9,427
2009	9,619
2010	9,866
Thereafter	224,110

Total minimum lease payments	271,819
Less amounts representing interest	(194,067)

Present value of future minimum lease payments	77,752
Less current maturities	(922)

Long-term obligations	$78,674

Contingent payments under capital leases and financing obligations
     Interest expense includes $1.1 million, $2.3 million and $2.2 million for 2005, 2004 and 2003, respectively, for contingent payments paid on capital leases and financing obligation arrangements.
NOTE 15 — CONDENSED FINANCIAL DATA
     We and our wholly owned subsidiaries had fully, unconditionally, and jointly and severally guaranteed our obligations under the 7.50% senior subordinated notes. In 2005 all unconsolidated, non-guarantor affiliates became wholly-owned subsidiaries of us. The condensed financial data for all years reflects this consolidation.

Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):
Condensed Consolidating Balance Sheets
As of December 31, 2005

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$17,437	$6,172	$—	$23,609
Restricted Cash	3,602	—	—	3,602
Accounts and notes receivable	2,548	(492)	—	2,056
Inventories	160	1,642	—	1,802
Deferred income tax asset (net)	4,549	1,480	—	6,029
Prepaid expenses	2,365	3,922	—	6,287

Total current assets	30,661	12,724	—	43,385
Other assets:
Investment in and advances to unconsolidated affiliates	356	3,407		3,763
Investment in subsidiaries and intercompany receivables	423,162	—	(423,162)	—
Deferred income tax asset (net)	23,580	18,764		42,344
Other	23,732	14,404	—	38,136
Property and equipment (net of accumulated depreciation)	129,521	440,426	—	569,947
Goodwill	5,225	33,235	—	38,460
Other acquired intangible assets (net of accumulated amortization)	—	2,082	—	2,082

Total assets	$636,237	$525,042	$(423,162)	$738,117

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$19,574	$3,942	$—	$23,516
Dividends payable	2,154	—	—	2,154
Accrued expenses	31,801	10,642	—	42,443
Current maturities of long-term debt, capital leases and long-term financing obligations	2,435	—	—	2,435

Total current liabilities	55,964	14,584	—	70,548
Long-term liabilities:
Long-term debt, less current maturities	313,790	(16)	—	313,774
Capital leases and long-term financing obligations, less current maturities	28,497	87,312	—	115,809
Other	5,269	—	—	5,269
Intercompany liabilities	—	235,033	(235,033)	—

Total long-term liabilities	347,556	322,329	(235,033)	434,852
Liabilities subject to compromise	—	—	—	—

Stockholders’ equity	232,717	188,129	(188,129)	232,717

Total liabilities and stockholders’ equity	$636,237	$525,042	$(423,162)	$738,117

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2005

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$58,224	$251,178	$—	$309,402
Concessions and other	52,073	128,698	(21,279)	159,492

	110,297	379,876	(21,279)	468,894
Costs and expenses:
Film exhibition costs	31,559	136,692	—	168,251
Concession costs	2,952	13,427	—	16,379
Other theatre operating costs	43,272	163,815	(21,109)	185,978
General and administrative expenses	18,274	1,715	(170)	19,819
Depreciation and amortization	7,859	29,355	—	37,214
Gain on sales of property and equipment	(765)	(1,834)	—	(2,599)
Impairment of long-lived assets	519	2,008	—	2,527

	103,670	345,178	(21,279)	427,569

Operating income	6,627	34,698	—	41,325
Interest expense	5,740	29,544	—	35,284
Loss on extinguishment of debt	5,795	—	—	5,795

Income before reorganization benefit, income taxes, and cumulative effect of change in accounting principle	(4,908)	5,154	—	246
Reorganization benefit	2,388	—	—	2,388

Income before income taxes and cumulative effect of change in accounting principle	(2,520)	5,154	—	2,634
Income tax expense (benefit)	(837)	3,206	—	2,369

Income (loss) before cumulative effect of change in accounting principle	(1,683)	1,948	—	265
Cumulative effect of change in accounting principle	(88)	—	—	(88)

Income (loss) before equity in earnings of subsidiaries	(1,771)	1,948	—	177
Equity in earnings of subsidiaries	1,948	—	(1,948)	—

Net income available for common stockholders	$177	$1,948	$(1,948)	$177

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2005

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income available for common stockholders	$177	$1,948	$(1,948)	$177
Adjustments to reconcile net income available for common stockholders to net cash provided by operating activities:
Depreciation and amortization	7,859	29,355	—	37,214
Amortization of debt issuance costs	2,226	—	—	2,226
Impairment of long-lived assets	519	2,008	—	2,527
Loss on extinguishment of debt	3,820	—	—	3,820
Deferred income taxes	(365)	2,603	—	2,238
Stock-based compensation	3,274	—	—	3,274
Non-cash reorganization items	(2,388)	—	—	(2,388)
Cumulative effect of change in accounting principle	140	—	—	140
Gain on sales of property and equipment	(765)	(1,834)	—	(2,599)
Prepayment penalties on extinguishment of debt	—	—	—	—
Changes in operating assets and liabilities, net of effect of acquisition	(74,560)	68,845	1,948	(3,767)

Net cash provided by (used in) operating activities	(60,063)	102,925	—	42,862
Investing activities:
Purchases of property and equipment	(31,075)	(56,484)	—	(87,559)
Acquisition of GKC Theatres’ stock, net of cash acquired	—	(61,596)	—	(61,596)
Funding of GKC acquisition escrow account	(3,200)	—	—	(3,200)
Funding of other restricted cash	(402)	—	—	(402)
Proceeds from sale of property and equipment	1,707	4,561	—	6,268

Net cash used in investing activities	(32,970)	(113,519)	—	(146,489)
Financing activities:
Additional borrowing, net of debt issuance costs	182,000	—	—	182,000
Repayments of debt	(116,204)	(1,351)	—	(117,555)
Proceeds from long-term financing obligations	11,248	8,400	—	19,648
Issuance of common stock	—	—	—	—
Purchase of treasury stock	(5,210)	—	—	(5,210)
Dividends paid	(8,591)	—	—	(8,591)

Net cash provided by financing activities	63,243	7,049	—	70,292
Decrease in cash and cash equivalents	(29,790)	(3,545)	—	(33,335)
Cash and cash equivalents at beginning of year	47,227	9,717	—	56,944

Cash and cash equivalents at end of year	$17,437	$6,172	$—	$23,609

Condensed Consolidating Balance Sheets
As of December 31, 2004, as Restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$47,227	$9,717	$—	$56,944
Accounts and notes receivable	1,688	142	—	1,830
Inventories	227	1,074	—	1,301
Deferred income tax asset (net)	5,153	1,202	—	6,355
Prepaid expenses	2,329	3,923	—	6,252

Total current assets	56,624	16,058	—	72,682
Other assets:
Investment in and advances unconsolidated affiliates	9,417	2,092	(9,330)	2,179
Investment in subsidiaries and intercompany receivable	338,488	2,439	(340,927)	—
Deferred income tax asset (net)	22,611	28,636	—	51,247
Other	22,758	11,850	—	34,608
Property and equipment (net of accumulated depreciation)	107,992	359,693	—	467,685
Goodwill	5,914	17,440	—	23,354

Total assets	$563,804	$438,208	$(350,257)	$651,755

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$17,453	$5,000	$—	$22,453
Dividends payable	2,128	—	—	2,128
Accrued expenses	28,543	6,396	—	34,939
Current maturities of long-term debt, capital leases and long-term financings obligations	1,315	272	—	1,587

Total current liabilities	49,439	11,668	—	61,107
Long-term liabilities:
Long-term debt, less current maturities	248,000	—	—	248,000
Capital leases and long-term financing obligations, less current maturities	17,305	75,998	—	93,303
Other	4,619	285		4,904
Intercompany liabilities	—	221,283	(221,283)	—

Total long-term liabilities	269,924	297,566	(221,283)	346,207
Liabilities subject to compromise	1,348	—	—	1,348

Stockholders’ equity	243,093	128,974	(128,974)	243,093

Total liabilities and stockholders’ equity	$563,804	$438,208	$(350,257)	$651,755

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2004, as Restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$65,560	$265,919	$—	$331,479
Concessions and other	54,817	132,147	(23,106)	163,858

	120,377	398,066	(23,106)	495,337
Costs and expenses:
Film exhibition costs	33,315	141,378	—	174,693
Concession costs	3,119	13,762	—	16,881
Other theatre operating costs	39,889	160,878	(22,742)	178,025
General and administrative expenses	18,293	1,372	(364)	19,301
Depreciation and amortization	6,979	26,786	—	33,765
Gain on sales of property and equipment and termination of capital lease	(23)	(2,389)	—	(2,412)
Impairment of long-lived assets	362	530	—	892

	101,934	342,317	(23,106)	421,145

Operating income	18,443	55,749	—	74,192
Interest expense	1,066	29,007	—	30,073
Loss on extinguishment of debt	9,313	—	—	9,313

Income before reorganization benefit and income taxes	8,064	26,742	—	34,806
Reorganization benefit	12,397	—	—	12,397

Income before income taxes	20,461	26,742	—	47,203
Income tax expense	8,685	10,577	—	19,262

Net income	11,776	16,165	—	27,941
Equity in earnings of subsidiaries	16,165	—	(16,165)	—

Net income available for common stockholders	$27,941	$16,165	$(16,165)	$27,941

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2004, as Restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income available for common stockholders	$27,941	$16,165	$(16,165)	$27,941
Adjustments to reconcile net income available for common stockholders to net cash provided by operating activities:
Depreciation and amortization	6,979	26,786	—	33,765
Amortization of debt issuance costs	1,693	—	—	1,693
Impairment of long-lived assets	362	530	—	892
Deferred income taxes	8,854	9,811	—	18,665
Stock-based compensation	5,757	—	—	5,757
Non-cash reorganization items	(12,397)	—	—	(12,397)
Gain on sales of property and equipment and termination of capital lease	(23)	(2,389)		(2,412)
Changes in operating assets and liabilities	137	(39,589)	16,165	(23,287)

Net cash provided by operating activities	39,303	11,314	—	50,617
Investing activities:
Purchases of property and equipment	(18,168)	(28,803)	—	(46,971)
Acquisition of partnership	(1,333)	—	—	(1,333)
Proceeds from sale of property and equipment	213	4,364	—	4,577

Net cash used in investing activities	(19,288)	(24,439)	—	(43,727)
Financing activities:
Additional borrowing, net of debt issuance costs	250,000	—	—	250,000
Repayments of debt	(332,569)	(1,872)	—	(334,441)
Proceeds from long-term financing obligations	—	8,460	—	8,460
Issuance of common stock	89,053	—	—	89,053
Dividends paid	(4,254)	—	—	(4,254)

Net cash provided by financing activities	2,230	6,588	—	8,818

Increase (decrease) in cash and cash equivalents	22,245	(6,537)	—	15,708
Cash and cash equivalents at beginning of year	24,982	16,254	—	41,236

Cash and cash equivalents at end of year	$47,227	$9,717	$—	$56,944

Condensed Consolidating Statements of Operations
For Year Ended December 31, 2003, as Restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$66,057	$266,013	$—	$332,070
Concessions and other	56,130	128,957	(24,072)	161,015

	122,187	394,970	(24,072)	493,085
Costs and expenses:
Film exhibition costs	33,665	146,738	—	180,403
Concession costs	3,155	14,830	—	17,985
Other theatre operating costs	40,391	159,094	(24,072)	175,413
General and administrative expenses	15,344	(8)	—	15,336
Depreciation and amortization	6,628	25,877	—	32,505
Gain on sales of property and equipment	(671)	(2,352)	—	(3,023)
Impairment of long-lived assets	—	1,148	—	1,148

	98,512	345,327	(24,072)	419,767

Operating income	23,675	49,643	—	73,318
Interest expense	13,877	33,619	—	47,496

Income before reorganization benefit and income taxes	9,798	16,024	—	25,822
Reorganization benefit	4,109	—	—	4,109

Income before income taxes	13,907	16,024	—	29,931
Income tax benefit	(29,812)	(47,914)	—	(77,726)

Net income	43,719	63,938	—	107,657
Equity in earnings of subsidiaries	63,938	—	(63,938)	—

Net income available for common stockholders	107,657	63,938	(63,938)	107,657

Condensed Consolidating Statements of Cash Flow
For Year Ended December 31, 2003, as Restated

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income available for common stockholders	$107,657	$63,938	$(63,938)	$107,657
Adjustments to reconcile net income available for common stockholders to net cash provided by operating activities:
Depreciation and amortization	6,628	25,877		32,505
Amortization of debt issuance costs	668	—	—	668
Impairment of long-lived assets	—	1,148	—	1,148
Deferred income taxes	(39,405)	(38,821)	—	(78,226)
Stock-based compensation	6,021	—	—	6,021
Non-cash reorganization items	(4,109)	—		(4,109)
Gain on sales of property and equipment	(671)	(2,352)		(3,023)
Changes in operating assets and liabilities	(36,854)	(36,629)	63,938	(9,545)

Net cash provided by operating activities	39,935	13,161	—	53,096
Investing activities:
Purchases of property and equipment	(3,460)	(17,474)		(20,934)
Proceeds from sale of property and equipment	1,967	4,755	—	6,722

Net cash used in investing activities	(1,493)	(12,719)		(14,212)
Financing activities:
Repayments of debt	(53,249)	(2,528)	—	(55,777)
Receipts from long-term financing obligations	—	4,638		4,638

Net cash (used in) provided by financing activities	(53,249)	2,110	—	(51,139)

Increase (decrease) in cash and cash equivalents	(14,807)	2,552		(12,255)
Cash and cash equivalents at beginning of year	39,789	13,702	—	53,491

Cash and cash equivalents at end of year	$24,982	$16,254	—	$41,236

NOTE 16 — LITIGATION
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
     On September 16, 2004, the Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit against us in the U.S. District Court, E.D., North Carolina, alleging that seven named claimants and “other similarly situated male employees” were sexually harassed by a male supervisor who worked at the Carmike 15 Theater in Raleigh, North Carolina from February 2003 until his termination in mid-October 2003. We learned, only after this alleged harasser had stopped working for us, that he had a criminal record relating to indecent liberties with a minor. In its lawsuit, the EEOC sought injunctive and monetary relief, including compensatory and punitive damages and costs. We filed an answer and defenses to the EEOC’s complaint on November 15, 2004. On November 4, 2004, a motion to intervene was filed on behalf of five claimants and family members/guardians of five other claimants. The proposed complaint submitted with the motion to intervene included claims under state and federal law, including claims of negligent hiring, promotion, and retention, negligent training and supervision, assault, intentional and negligent infliction of emotional distress, sexual harassment, and retaliation/constructive discharge. In the proposed complaint, the intervenors sought injunctive and monetary relief, including compensatory and punitive damages, attorneys’ fees, and costs. The motion to intervene was granted on November 23, 2004 and the intervenors served their complaint on December 9, 2004. We timely answered the intervenors’ complaint on January 14, 2005. Thereafter, an eleventh claimant moved to intervene. His motion to intervene was granted on March 28, 2005 and he served a complaint (substantially similar to the other intervenors’ complaints) on April 19, 2005. The parties resolved the case following mediation on July 29, 2005, and agreed to a settlement of $765 thousand. The settlement was paid at the end of September 2005 and the case was dismissed with prejudice subject to a consent decree. We had established a $1.0 million litigation reserve in connection with the litigation during 2004.
     On August 8, 2000, we and our subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On January 4, 2002, the Bankruptcy Court entered an order confirming our Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”), dated as of November 14, 2001. The Plan became effective on January 31, 2002. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
NOTE 17 — FINANCIAL INSTRUMENTS
Concentrations of credit risk
     Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents.
     We maintain cash and cash equivalents with various financial institutions. These financial institutions are located in the southeastern United States and our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative credit standings of those financial institutions that are considered in our investment strategy.
     We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:
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
Long-term debt: The carrying amount of our long-term debt borrowings are reported at cost. Our former 7.50% senior subordinated notes had a fair value as of December 31, 2005 of $140.4 million based on the tender price. The carrying amount is determined by the contractual agreement.

NOTE 18 — QUARTERLY RESULTS (UNAUDITED)
     During the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, and each of the quarters ended March 31, June 30 and September 30, 2005 to correct for errors in the financial statements related to our failure to properly account for certain lease related transactions, as discussed Note 1 to the consolidated financial statements. In addition, during 2005 we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, we incorrectly recorded journal entries regarding directors fees, discount ticket revenue capitalized interest and compensation expense, which impacts the quarterly results of operations.
     The quarterly results as reported and as restated are presented below:
(As Previously Reported)
In thousands, except per share data:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Year ended December 31, 2005
Total revenues (1)	$101,683	$119,769	$116,857	—	—
Operating income (1)	4,941	5,742	11,414	—	—
Net income (loss) (2)	436	(2,496)	1,321	—	—

Net income (loss) per common share (3):
Basic	$0.04	$(0.20)	$0.11	—	—
Diluted	$0.04	$(0.20)	$0.10	—	—

Year ended December 31, 2004
Total revenues	$116,928	$133,096	$116,928	$127,523	$494,475
Operating income	19,999	19,594	11,324	20,300	71,217
Net income (2)	1,689	10,045	7,267	9,426	28,427

Net income per common share (3):
Basic	$0.16	$0.84	$0.61	$0.81	$2.43
Diluted	$0.15	$0.78	$0.57	$0.76	$2.28

(As Restated)
In thousands, except per share data:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
Year ended December 31, 2005 (4)
Total revenues (1)	$101,220	$119,785	$116,903	$130,986	$468,894
Operating income (1)	5,910	7,496	12,153	15,766	41,325
Net income (loss) (2)	324	(2,379)	1,042	1,190	177

Net income (loss) per common share (3):
Basic	$0.03	$(0.19)	$0.08	$0.10	$0.01
Diluted	$0.03	$(0.19)	$0.08	$0.09	0.01

Year ended December 31, 2004 as restated (4)
Total revenues	$116,928	$133,189	$117,089	$128,131	$495,337
Operating income	20,545	21,531	11,886	20,230	74,192
Net income (2)	1,270	10,296	6,905	9,470	27,941

Net income per common share (3):
Basic	$0.12	$0.86	$0.58	$0.78	$2.39
Diluted	$0.11	$0.80	$0.54	$0.73	$2.24

(1)	We acquired GKC Theatres in the second quarter of 2005 which impacted revenues and operating income (see Note 5 for additional information).

(2)	In connection with our asset impairment evaluations, we recognized impairment charges attributable to theatre released assets in under-performing markets in the fourth quarter of 2005 and 2004 (see Notes 2 and 5 for additional information).

(3)	Net income (loss) per common share calculations for each of the above quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily equal the net income (loss) per common share amount for the year.

(4)	As described in Note 1, during the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, and each of the quarters ended March 31, June 30 and September 30, 2005. Operating income, net income (loss) and net income (loss) per common share have been restated for each of the quarters ended March 31, June 30 and September 30, 2005 and all quarters for 2004 as a result of errors in depreciation expense, interest expense and rent expense accounts for these periods. See Note 1 for detail on the restatements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level.
     As a result of these control deficiencies, management performed additional procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
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
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company identified the following material weaknesses in our internal control over financial reporting:

1.	We did not maintain a sufficient complement of personnel with appropriate skills, training and Company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with our financial reporting requirements. This control deficiency contributed to the material weaknesses described below. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness and contributed to the following material weaknesses.

2.	We did not maintain effective control over the recording and processing of journal entries in our financial reporting process. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process related to all significant accounts and disclosures. This control deficiency resulted in the restatement of our interim consolidated financial statements for the first three quarters of 2005 and audit adjustments to our 2005 annual consolidated financial statements to correct errors related to the recording of directors fees, discount ticket revenue, capitalized interest, deferred taxes and compensation expense primarily affecting accounts payable, general and administrative expense, admissions revenue, deferred income, interest expense, property, plant and equipment, accrued expenses and paid-in capital. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures which would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	We did not maintain effective controls over the accounting for leases. Specifically, our controls over our selection, application and monitoring of our accounting policies related to the effect of lessee involvement in asset construction, lease modifications, amortization of leasehold improvements, and deferred rent were not effective to ensure the accurate accounting for leases entered into. This control deficiency resulted in the restatement of our 2004 and 2003 annual consolidated financial statements and our interim consolidated financial statements for the first three quarters of 2005 and all 2004 quarters and audit adjustments to the 2005 consolidated financial statements to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, deferred rent, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.	We did not maintain effective controls over the completeness and accuracy of income taxes. Specifically, we did not maintain effective controls over the preparation and review of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency resulted in the restatement of our 2004 and 2003 annual consolidated financial statements and our interim consolidated financial statements for the first two quarters of 2005 and all 2004 quarters and review or audit adjustments to the third and fourth quarters of 2005. This control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the COSO.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Plan of Remediation for Identified Material Weaknesses
     During the quarter ended June 30, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the material weakness related to the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision:
1.	Engaged an outside consultant (other than our independent registered public accountant) to review and assist management in accounting for income taxes;

2.	Formalized processes, procedures and documentation standards relating to the income tax provision; and

3.	Enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision.
     We have not remediated our income tax material weakness or any of the other material weaknesses as of December 31, 2005. See below for further steps we will take in 2006 to remediate these material weaknesses.
     Subsequent to December 31, 2005, we made the following additional changes in our internal control over financial reporting in an effort to remediate the additional material weaknesses discussed above:
1.	Our Controller reviews and approves all general ledger journal entries.

2.	Revised processes, procedures and documentation standards relating to accounting for lease transactions.

3.	Hired new personnel in the accounting and finance areas, including a new Chief Financial Officer and a new Assistant Controller.
     Although we believe the steps taken to date have improved the design effectiveness of our internal control over financial reporting, we have not completed our documentation and testing of the corrective processes and procedures relating thereto. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses discussed above.
     In addition to the foregoing, our planned remediation measures in connection with the material weaknesses described above include the following:
1.	We will require continuing education during 2006 for our accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices pertaining to lease transactions.

2.	We will require continuing education during 2006 for our tax manager and staff to ensure compliance with current and emerging tax reporting and compliance practices.

3.	We will take the steps necessary to appropriately staff the accounting and finance departments.

4.	We will retain an outside consulting firm to perform detailed account analyses and reconciliations designed to assist the accounting staff in the preparation of the company’s financial statements.
     We, along with our Audit Committee, will consider additional items, or will alter the planned steps identified above, in an attempt to remediate these material weaknesses identified herein.
Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2005, there were changes to our internal control over financial reporting as follows:
     We engaged outside consultants (other than our independent registered public accountants) to review the accounting for lease transactions and the reporting thereof in our financial statements and to assist in the preparation of our financial statements. Further we hired new personnel in the accounting and finance areas, including a new Controller.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers
     Information regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K. The following sets forth certain information as of May 31, 2006 regarding our directors.
Directors

Name	Age	Title
Michael W. Patrick (1)	56	Chairman of the Board of Directors, President and Chief Executive Officer
James J. Gaffney (2)	65	Director
Alan J. Hirschfield (1)(3)	70	Director
S. David Passman III (1)(3)(4)	53	Director
Carl L. Patrick (4)	59	Director
Roland C. Smith (1)(2)	51	Director
Fred W. Van Noy	49	Director, Senior Vice President and Chief Operating Officer
Patricia A. Wilson (2)(3)(4)	55	Director

(1)	Member of our Executive Committee.

(2)	Member of our Compensation and Nominating Committee.

(3)	Member of our Audit Committee.

(4)	Member of our Corporate Governance Committee
     Michael W. Patrick, 56, has served as our President since October 1981, director since April 1982, Chief Executive Officer since March 1989 and Chairman of the Board of Directors since January 2002. Mr. Patrick also currently serves as a member of the Executive Committee. Mr. Patrick joined us in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.
     James J. Gaffney, 65, has been one of our directors since November 2005, and is currently a member of the Compensation and Nominating Committee. Mr. Gaffney is chairman of the board of directors of Imperial Sugar Company, a processor and marketer of refined sugar in the United States; a director of SCP Pool Corporation, a wholesale distributor of swimming pool supplies, equipment and related leisure products; and a director of Beacon Roofing Supply, Inc., a distributor of residential and non-residential roofing materials in the United States and Canada. From 1997 through 2003, Mr. Gaffney served as vice chairman of Viking Pacific Holdings, Ltd. a New Zealand-based conglomerate; and provided consulting services to GS Capital Partners II, L.P., a private investment fund affiliated with Water Street Corporate Recovery Fund I, L.P. and Goldman, Sachs & Co., and other affiliated investment funds.
     Alan J. Hirschfield, 70, has been one of our directors since April 2002 and currently serves as the Chairman of the Audit Committee, and a member of the Executive Committee. Mr. Hirschfield is a private investor and consultant. From 1992 to 2000, he was Co-Chief Executive Officer of Data Broadcasting Corporation, a global provider of financial and business information, which merged with Financial Times/Pearsons, Inc. From 1986 to 1990, Mr. Hirschfield served as a consultant/investor in the entertainment/media industry. From 1982 to 1986, he was the Chairman and Chief Executive Officer of Twentieth Century Fox Film Corporation. Mr. Hirschfield was President and Chief Executive Officer of Columbia Pictures, Inc. from 1973 to 1978. He currently serves on the Boards of Directors of Cantel Medical Corp. (Vice-Chairman), and Leucadia National Corporation, a diversified holding company.
     S. David Passman III, 53, has been one of our directors since June 2003 and currently serves as the Board of Directors’ lead independent director, as a member of the Executive Committee, Chairman of the Corporate Governance Committee, and as a member of the Audit Committee. Mr. Passman has served as the President and Chief Executive Officer of STL, Inc., a book publishing and distribution company, since June 1, 2005 and is a member of its Board of Directors. Mr. Passman served as the President of the Harland Printed Products and Harland Checks divisions of John H. Harland Co., a provider of printed products and software and related services to the financial institution market, from 1999 to 2003 and as Chief Financial Officer from 1996 to 1999. From 1981 to 1996, Mr. Passman was a partner in the tax division of Deloitte & Touche LLP, a public accounting firm. Mr. Passman served as the Managing Partner of the Atlanta, Georgia office of Deloitte & Touche LLP from 1993 to 1996. Mr. Passman is a Certified Public Accountant.
     Carl L. Patrick, Jr., 59, has served as one of our directors since April 1982, and currently serves as a member of the Corporate Governance Committee. He was the Director of Taxes for the Atlanta, Georgia office of Arthur Young & Co., a public accounting firm, from October 1984 to September 1986, and is currently self-employed. Previously, he was a Certified Public Accountant with Arthur Andersen & Co., a public accounting firm, from 1976 to October 1984. Carl L. Patrick, Jr. served two terms as Chairman of the Board of Summit Bank Corporation, a commercial bank, and currently serves as a director of that company. He is Co-Chairman of PGL Entertainment Corp. Carl L. Patrick, Jr. and Michael W. Patrick are brothers.
     Roland C. Smith, 51, has been one of our directors since April 2002 and currently serves as Chairman of the Compensation and Nominating Committee, and as a member of the Executive Committee. Mr. Smith has served as the President and Chief Executive Officer of Arby’s Restaurant Group, Inc., a restaurant franchiser, since April 2006. Mr. Smith served as President and Chief Executive Officer of American Golf Corporation and National Golf Properties, an owner and operator of golf courses, from February 2003 to November 2005. He was President and Chief Executive Officer of AMF Bowling Worldwide, Inc., an owner and operator of bowling centers, from April 1999 until January 2003. Mr. Smith previously served as President and Chief Executive Officer of the Triarc Restaurant Group (the predecessor to Arby’s Restaurant Group, Inc.) from February 1997 to April 1999. Mr. Smith was President and Chief Executive Officer of AMF Bowling Worldwide, Inc. and its indirect parent AMF Bowling, Inc. when the companies filed voluntary petitions for relief under the bankruptcy code on July 2, 2001 and July 30, 2001, respectively. AMF Bowling Worldwide emerged from bankruptcy on March 8, 2002.
     Fred W. Van Noy, 49, has served as one of our directors since December 2004. Mr. Van Noy joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President — General Manager. In December 1997, he was elected to the position of Senior Vice President — Operations. In November 2000, he became Senior Vice President — Chief Operating Officer.
     Patricia A. Wilson, 55, has served as one of our directors since April 1, 2004 and currently serves as a member of the Audit Committee, Compensation and Nominating Committee, and Corporate Governance Committee. Ms. Wilson has been practicing as a private attorney since October 2002, advising both private and public companies in corporate and securities law. Ms. Wilson served as the General Counsel to NDCHealth Corporation, a provider of information systems and services to the healthcare market, from October 2000 to October 2002. Prior to joining NDCHealth Corporation, she was a partner with the law firm of Troutman Sanders LLP from 1988 to September 2000 practicing in the fields of corporate finance and securities law.
Audit Committee of the Board of Directors
     The Audit Committee consists of Alan J. Hirschfield, as Chairman, Patricia A. Wilson and S. David Passman III. The Board of Directors has determined that each member of the Audit Committee is independent under applicable law and the rules and requirements of the SEC and the Nasdaq listing standards. In addition, the Board of Directors has determined that each Audit Committee member meets the financial knowledge requirements under the Nasdaq listing standards and that Mr. Passman, designated by the Board of Directors as the “audit committee financial expert” under SEC rules, meets the Nasdaq professional experience requirements.
     The Audit Committee is responsible for, among other things:
•	directly appointing, retaining, overseeing, compensating and terminating the independent auditors;

•	discussing with the independent auditors their independence;

•	reviewing with the independent auditors the scope and results of their audit;

•	pre-approving all audit and permissible non-audit services to be performed by the independent auditors;

•	reviewing and approving all related party transactions;

•	overseeing the financial reporting process and discussing with management and our independent auditors the interim and annual financial statements that we file with the SEC; and

•	reviewing and monitoring our accounting principles, policies and financial and accounting controls.
     The Audit Committee met nine times during the year ended December 31, 2005.
Director Independence
     In 2006, the Board of Directors reviewed and analyzed the independence of each director under the requirements of the Sarbanes-Oxley Act of 2002, SEC rules and regulations, the Nasdaq listing standards and the Internal Revenue Code of 1986, as amended.
     The purpose of the review was to determine whether any particular relationships or transactions involving directors or their affiliates or immediate family members were inconsistent with a determination that the director is independent for purposes of serving on the Board of Directors and its committees. During this review, the Board of Directors examined transactions and relationships between directors or their affiliates and us or our senior management, including those disclosed under the caption “Certain Relationships and Related Party Transactions.”
     As a result of this review, the Board of Directors affirmatively determined that all directors are independent for purposes of serving on the Board of Directors, except for Messrs. Michael W. Patrick, Carl L. Patrick, Jr. and Fred W. Van Noy. The Board of Directors has further determined that all members of the Audit Committee and the Compensation and Nominating Committee are independent. There are no independence requirements for the Executive Committee or the Corporate Governance Committee. Michael W. Patrick and Fred W. Van Noy are not considered independent because they are employed by us. Carl L. Patrick, Jr. is not considered independent because he is the brother of Michael W. Patrick.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended December 31, 2005 except as noted herein. One late Form 4 was filed by S. David Passman III, a director, on May 27, 2005, to report 250 restricted shares granted to him on May 19, 2005; and one late Form 4 was filed by Roland Smith on June 6, 2005, to report 250 restricted shares granted to him on May 19, 2005.
Code of Ethics
     We adopted the Carmike Cinemas, Inc. Code of Ethics for Senior Executive and Financial Officers that applies to our principal executive officer and senior financial officers, among others, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The Code of Ethics is available on our website, www.carmike.com. In the event that we make changes in, or provide waivers from, the provisions of the Code of Ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
     The following table sets forth certain information concerning the compensation of our Chief Executive Officer and four most highly compensated officers serving as executive officers at December 31, 2005 (our “named executive officers”) for the fiscal years ended December 31, 2005, 2004 and 2003. As Mr. Hare’s employment with us as Chief Financial Officer began in 2006, compensation information for Mr. Hare is not included.

		Annual				Long-Term
		Compensation		Awards		Compensation	Payouts
				Restricted	Securities
				Stock	Underlying		All Other
Name and Principal		Salary	Bonus	Awards	Options/	LTIP Payouts	Compensation
Position	Year	($)(1)	($)(2)	($)(3)	SARs(#)	($)(4)	($)(5)

Michael W. Patrick	2005	1,011,094	438,888 (6)	—	—	—	1,806
President, Chief	2004	988,399	798,000	—	—	—	966
Executive Officer and	2003	974,186	425,000	—	—	—	966
Chairman of the Board of Directors

Martin A. Durant	2005	474,876	76,125	—	—	621,863	1,806
Senior Vice President-	2004	315,587	174,205	351,400 (7)	—	—	966
Finance, Treasurer and	2003	279,249	125,000	—	35,000	—	966
Chief Financial Officer

Fred W. Van Noy	2005	434,854	92,313	—	—	746,235	630
Senior Vice President	2004	255,420	174,205	—	—	—	630
and Chief Operating	2003	183,441	125,000	41,505 (8)	35,000	—	630
Officer

Anthony J. Rhead	2005	310,103	88,563	—	—	373,118	2,772
Senior Vice President-	2004	227,946	174,205	—	—	—	2,772
Entertainment/ Digital	2003	155,626	125,000	—	35,000	—	2,772
Cinema

Gary F. Krannacker	2005	110,015	51,185	—	—	—	420
Vice President-	2004	105,597	55,745	—	—	—	420
Operations	2003	82,135	50,000	—	—	—	315

(1)	We maintain a deferred compensation program for all of our senior executives, including the named executive officers, pursuant to which we pay additional cash compensation equal to 10% of an employee’s annual taxable compensation (including equity-based compensation). We direct this additional cash compensation first into the participant’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after normal retirement, disability, death or termination of employment of a participant. For 2005, the named executive officers deferred the following amounts: Mr. Patrick $161,094; Mr. Durant $142,376; Mr. Van Noy $134,854; Mr. Rhead $91,353; and Mr. Krannacker $7,500.

(2)	The bonus amounts for 2005 are estimates, subject to final review and approval by the Compensation and Nominating Committee of the Board of Directors.

(3)	The aggregate number and value of unvested shares of restricted stock held by each named executive officer as of December 31, 2005 was as set forth below:

		Dollar Value of Aggregate
	Aggregate Number of Shares	Restricted Stock
Name	of Restricted Stock(#)	Holdings($)

Michael W. Patrick (*)	520,000	13,187,200
Martin A. Durant (**)	22,500	570,600
Fred W. Van Noy (**)	25,130	637,297
Anthony J. Rhead (**)	24,000	608,640
Gary F. Krannacker	—	—

*	As part of our reorganization, all management options to purchase additional stock were cancelled. In connection with the reorganization, we entered into an employment agreement with Mr. Patrick that provided for a stock award. Pursuant to Mr. Patrick’s employment agreement, we agreed to issue and/or deliver an aggregate of 780,000 shares of common stock in equal installments on each of the third, fourth, and fifth anniversary dates of January 31, 2002. These shares are reserved for issuance pursuant to our 2002 Stock Plan. As of January 31, 2006, we have issued 520,000 of these shares to Mr. Patrick pursuant to his employment agreement.

**	In May 2002, we granted stock awards to Messrs. Durant, Van Noy and Rhead. These shares were to be earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieved specific performance goals set for him during each of these years. Earned shares will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains our employee. Each of these grants was made pursuant to our 2002 Stock Plan. For the year ended December 31, 2002, we issued stock to these named executive officers in the following amounts for meeting performance goals in whole or in part for the 2002 performance period: Mr. Durant 17,500 shares; Mr. Van Noy 21,000 shares; and Mr. Rhead 10,500 shares. The shares earned for the 2002 performance period vested on January 31, 2005 and the dollar value of these awards are set forth above in the Summary Compensation Table in the LTIP Payout column. For the year ended December 31, 2003, we issued stock to these named executive officers in the following amounts for meeting performance goals in whole or in part for the 2003 performance period: Mr. Durant 12,500 shares; Mr. Van Noy 17,130 shares; and Mr. Rhead 16,000 shares. The shares earned for the 2003 performance period vested on January 31, 2006. For the year ended December 31, 2004, we issued stock to these named executive officers in the following amounts for meeting performance goals in whole or in part for the 2004 performance period: Mr. Durant 10,000 shares; Mr. Van Noy 8,000 shares; and Mr. Rhead 8,000 shares. The shares earned for the 2004 performance period will vest on January 31, 2007. We pay dividends on the shares of restricted stock that are earned and unvested to the extent we pay dividends on shares of our capital stock. The number of restricted shares set forth above for Mr. Van Noy also includes 1,130 shares granted to Mr. Van Noy in May 2004 in further recognition of his performance in 2003, which vested on January 31, 2006.

(4)	Represents the value as of January 31, 2005 of the stock issued to Messrs. Durant, Van Noy and Rhead in connection with the achievement of certain performance goals during the 2002 performance period as described in footnote three above (Mr. Durant — 17,500 shares; Mr. Van Nov — 21,000 shares; and Mr. Rhead — 10,500 shares).

(5)	“All Other Compensation” consists of amounts paid by us for term life insurance coverage for each named executive officer.

(6)	We have agreed to pay Mr. Patrick a bonus in any quarter that we pay a dividend equal to the number of shares remaining to be issued pursuant to his employment agreement multiplied by the quarterly dividend per share for such quarter. For a description of the number of shares to be issued to Mr. Patrick pursuant to his employment agreement see footnote three above. Of the total bonus paid to Mr. Patrick in 2005 and 2004, $136,500 and $273,000 related to this dividend-related bonus, respectively. As of December 31, 2005, Mr. Patrick had earned $364,000 of this bonus which had not been paid.

(7)	Includes 10,000 restricted shares, which vested on January 15, 2005, granted to Mr. Durant in October 2004 in recognition of his performance in 2004.

(8)	Includes 1,130 restricted shares granted in May 2004 in further recognition of Mr. Van Noy’s performance in 2003, which vested January 31, 2006.

Option Grants in Last Fiscal Year
     None of the named executive officers received option grants during 2005.
Fiscal Year-End Option Value Table
     The following table sets forth information with respect to the named executive officers concerning unexercised options held as of December 31, 2005. No options were exercised by our named executive officers during the fiscal year ended December 31, 2005.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options at		In-the-Money Options
	December 31, 2005		at December 31, 2005 ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael W. Patrick	—	—	—	—

Martin A. Durant (2)	25,000	25,000	$89,250	$89,250
	11,667	23,333	—	—

Fred W. Van Noy	25,000	25,000	$89,250	$89,250
	11,677	23,333	—	—

Anthony J. Rhead	25,000	25,000	$89,250	$89,250
	11,677	23,333	—	—

Gary F. Krannacker	11,677	23,333	—	—

(1)	An option is “in-the-money” if the fair market value of the underlying common stock exceeds the exercise price. Values are based on a per share closing price of $25.36 as reported by the Nasdaq Stock Market on December 30, 2005.

(2)	In connection with Mr. Durant’s retirement, we entered into a Release and Consulting Services Agreement with Mr. Durant pursuant to which he forfeited all unexercised options effective March 31, 2006. This agreement is described below under the caption “Release and Consulting Services Agreement.”
Employment Contracts and Separation Agreements
     In connection with our reorganization, we entered into an employment agreement with Michael W. Patrick effective January 31, 2002 that modified and superseded his former employment agreement with us. The five-year agreement provides for a base annual salary of $850,000 per year plus, if certain performance targets are achieved, an annual bonus of up to 50% of his base salary for the year in which the targets are achieved. On December 31 of each year, the term shall be extended for one year unless either party has given 30 days notice prior to the anniversary date of our or his intention not to so extend the agreement. The agreement further provides that, on each of the third, fourth, and fifth anniversary dates of January 31, 2002, we shall issue and/or deliver to Mr. Patrick the number of shares of our common stock that would be equivalent to 260,000 shares of our common stock if such stock had been issued and owned continuously from January 31, 2002 (780,000 total shares). However, no such installment delivery shall be made if either Mr. Patrick’s employment is terminated for cause or Mr. Patrick breaches certain covenants relating to non-competition and fiduciary duties set forth in the agreement; all installment deliveries that have not been made or cancelled shall be made immediately upon the occurrence of his death or a change in control. The shares are issuable under the 2002 Stock Plan. The first installment of 260,000 shares was delivered on January 31, 2005, and the second installment of 260,000 shares was delivered on January 31, 2006. We have agreed to pay Mr. Patrick a bonus in any quarter that we pay a dividend equal to the number of shares remaining to be issued pursuant to the employment agreement multiplied by the quarterly dividend per share for such quarter.
     Mr. Patrick’s employment agreement further provides that, in the event there is a change in control of Carmike Cinemas, Inc., the employment agreement will be automatically extended for a period of five years, beginning on the first day of the month during which such change in control occurs. A change in control shall not be deemed to have occurred as a result of the commencement of a case under the Federal Bankruptcy Code or any action taken in accordance with and as provided in any plan of reorganization approved by a bankruptcy court with respect to us. In the event of Mr. Patrick’s (1) involuntary termination of employment with us (other than by reason of death, disability or for cause), or (2) following a change in control or resignation for good reason, Mr. Patrick will be entitled to a lump sum payment equal to his base salary and, if applicable, the target bonus for the year of his employment termination multiplied by the number of full and partial years remaining in his employment term.
     Each of Messrs. Van Noy and Rhead have entered into separation agreements with us. These agreements provide a range of benefits to the executive if we terminate the executive without cause or if the executive resigns for good reason in anticipation of or during the two year period following a change of control. Upon any such termination or resignation:
•	the executive would receive cash payments equal to two times his base salary in equal monthly installments over a twenty-four month period;

•	each outstanding stock option owned by the executive would vest and become immediately exercisable;

•	any restrictions on any outstanding shares of restricted stock would expire; and

•	the executive would receive for two years the same employee benefits received prior to the termination or resignation.
     If an executive would be subject to a “golden parachute” excise tax as a result of the benefits called for under his separation agreement, he agrees to waive his right to up to $10,000 of such benefits in order to eliminate such tax. However, if such a waiver would fail to eliminate such tax, no waiver shall be required, and we will make payments to the executive sufficient to pay such excise tax and any additional taxes due as a result of such payment.
     Each executive further agrees not to solicit suppliers, vendors or employees and to protect our trade secrets and confidential information for the two year period following his termination or resignation.
     The initial term of these agreements ends in July 2006, but the term automatically extends for one additional year following the second anniversary of the agreements and for one additional year on each subsequent anniversary date unless we advise Messrs. Van Noy or Rhead before any such anniversary date that there will be no automatic extension on the subsequent anniversary date.
Release and Consulting Services Agreement
     In connection with Mr. Durant’s retirement, we entered into a release and consulting services agreement with Mr. Durant as of March 31, 2006. This agreement superseded Mr. Durant’s prior separation agreement with us, which prior agreement contained substantially similar terms as the separation agreements discussed above with respect to Messrs. Van Noy and Rhead.
     Under this release and consulting services agreement, Mr. Durant will receive the following severance benefits:
•	we will continue to pay Mr. Durant his current base salary for a period of six months following the effective date (March 31, 2006);

•	we will pay Mr. Durant his earned but unpaid 2005 cash bonus;

•	we will pay Mr. Durant a cash bonus in an amount equal to $90,500, subject to Mr. Durant’s forfeiture of all unexercised options;

•	on January 31, 2007 we will deliver the 10,000 unvested restricted shares of common stock earned by Mr. Durant for 2004 performance pursuant to the 2002 Stock Plan;

•	we will continue to pay additional cash compensation under Mr. Durant’s deferred compensation arrangement with respect to all cash and equity compensation paid pursuant to this agreement; and

•	Mr. Durant will continue to receive his current medical benefits for a period of six months following the effective date and is permitted to keep his current company-provided automobile.
     Under this agreement, Mr. Durant will serve as a consultant to us for a period of six months following the effective date and we will reimburse Mr. Durant’s reasonable and necessary expenses incurred in performing the consulting services. Mr. Durant has provided us with a general release from any and all claims relating to his employment and has agreed to protect our trade secrets and confidential information. Further, during the consulting period and for one year after termination of the consulting period, Mr. Durant has agreed not to compete with us in any of the 37 states identified in the agreement, hire or solicit our key employees, or solicit any of our dealers, distributors or customers for or on behalf of a competing business.
Compensation of Directors
     During fiscal year 2005, our non-employee directors received annual cash compensation consisting of a $30,000 retainer and $1,000 per-meeting for participation in meetings of the Board of Directors or its committees. Members of the Audit Committee (other than the chairperson) received a retainer of $7,500 and the Chairman of the Audit Committee received a $12,500 retainer. The Chairman of the Compensation Committee received a $7,500 retainer. Our employees do not receive any additional compensation for serving on the Board of Directors. Also at the 2005 annual meeting of shareholders, our non-employee directors were granted 250 restricted shares of our common stock which vest in full at our 2006 annual meeting of stockholders.
     In addition, effective in 2006, our lead director will receive an annual retainer of $7,500 and our non-employee directors will receive annual equity compensation consisting of 2,500 restricted shares of our common stock issued at each annual meeting of stockholders and vesting in full at our next annual meeting of stockholders. We will continue to provide our non-employee directors a one-time grant of options to purchase 5,000 shares of our common stock upon election to the Board of Directors.
     On August 14, 2002, Mr. Hirschfield and Mr. Smith each received options to purchase 5,000 shares of our common stock at an exercise price of $19.95 per share. In addition, on June 2, 2003, S. David Passman III received options to purchase 5,000 shares of our common stock at an exercise price of $21.40 per share, on April 1, 2004, Patricia A. Wilson received options to purchase 5,000 shares of our common stock at an exercise price of $37.46 per share, and on November 10, 2005, James J. Gaffney received options to purchase 5,000 shares of our common stock at an exercise price of $22.05 per share.
Compensation and Nominating Committee Interlocks and Insider Participation
     The current members of the Compensation and Nominating Committee are Messrs. Smith and Gaffney and Ms. Wilson. None of the members of the Compensation and Nominating Committee during 2005 has ever been one of our officers or employees. In addition, none of our executive officers serve as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors or on the Compensation and Nominating Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Holders
The following table sets forth certain information as to our common stock beneficially owned as of May 31, 2006 by each person, other than persons whose ownership is reflected under the caption “Security Ownership of Management,” who is known by us to own, directly or indirectly, more than 5% of the outstanding shares of our common stock, and reflects information presented either in each such person’s filings with the SEC or otherwise provided to us.

	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class (1)
Barclays Global Investors, NA (2)	1,287,427	10.1%
45 Freemont St., 17th Floor San Francisco, CA 94105
Bridger Management, LLC (3)	1,046,900	8.2%
101 Park Avenue, 48th Floor New York, NY 10178
Dalton, Greiner, Hartman, Maher & Co. LLC (4)	711,533	5.6%
565 Fifth Avenue, Suite 2101 New York, NY 10017
Entrust Capital Inc. (5)	674,885	5.3%
717 Fifth Avenue New York, NY 10022
FMR Corp. (6)	941,500	7.4%
82 Devonshire Street Boston, MA 02109
Fine Capital Partners, L.P. (7)	894,800	7.0%
152 West 57th Street, 37th Floor New York, NY 10019
Oz Management, L.L.C. (8)	755,946	5.9%
9 West 57th Street, 39th Floor New York, NY 10019
Royce & Associates, LLC (9)	765,400	6.0%
1414 Avenue of the Americas New York, NY 10019
Stadium Capital Management, Inc. (10)	698,614	5.5%
19875 Village Office Court, Suite 101 Bend, OR 97702
Watershed Asset Management, LLC (11)	642,485	5.1%
One Maritime Plaza, Suite 1525 San Francisco, CA, 94111

(1)	Percent of class is with respect to outstanding shares of common stock as of May 31, 2006 (12,715,622 shares of common stock outstanding on that date).

(2)	The following information is based on the Schedule 13G filed on January 26, 2006 by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, LTD and Barclays Global Investors Japan Trust and Banking Company Limited. The Schedule 13G indicates that Barclays Global Investors, NA is the beneficial owner of 1,147,272 shares but that it has the sole power to vote or direct the voting of 1,108,839 shares and has sole dispositive power over 1,147,272 shares. The Schedule 13G also indicates that Barclays Global Fund Advisors is the beneficial owner of 140,155 shares and that it has sole dispositive power and sole power to vote or direct the voting of all 140,155 shares. Both Barclays Global Investors, LTD, Murray House, 1 Royal Mint Court, London, England ECN3N 4HH, and Barclays Global Investors Japan Trust and Banking Company Limited, Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo, 150-0012, Japan, do not report the beneficial ownership of any shares.

(3)	According to the Schedule 13G filed February 15, 2006, Bridger Management, LLC serves as principal investment manager to a number of investment funds and discretionary accounts with respect to which it has voting and dispositive authority over the 1,046,900 shares. Mr. Roberto Mignone is the Managing Member of Bridger Management, LLC. As such, he may be deemed to control such entity, and therefore may be deemed to be the beneficial owner of the shares. Bridger Management, LLC and Mr. Roberto Mignone each disclaim beneficial ownership of the shares.

(4)	According to the Schedule 13G filed February 14, 2006, Dalton, Greiner, Hartman, Maher & Co LLC is the beneficial owner of 711,533 shares but has the sole power to vote or direct the voting of 532,083 shares and has sole dispositive power over 711,533 shares.

(5)	According to the Schedule 13G filed on May 1, 2006, EnTrust Capital Inc., a Delaware corporation, EnTrust Partners LLC, a Delaware limited liability company, EnTrust Partners Offshore LLC, a Delaware limited liability company, EnTrust Capital Waters Fund Ltd., a Cayman Islands company, EnTrust Dedicated Fund, LP, a Delaware limited partnership, EnTrust Capital Partners LP, a Delaware limited partnership, EnTrust Capital Partners II LP, Mr. Gregg Hymowitz, Mark Fife, and Michael Howoritz, are the beneficial owners of 674,885 shares, have the shared power to vote 674,885 shares, and have the shared power to dispose or to direct the disposition of 675,885 shares. EnTrust Capital Inc., EnTrust Partners LLC and EnTrust Partners Offshore are registered investment advisers under the Investment Advisers Act of 1940 and Messrs. Hymowitz, Fife and Horowitz are control persons of the investment advisors.

(6)	According to the Schedule 13G filed February 14, 2006, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 941,500 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (the “Fidelity Funds”). The ownership of one investment company, Fidelity Small Cap Independence, amounted to 906,500 shares or 7.4% of the common stock outstanding. Neither FMR Corp. nor Edward C. Johnson III, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. Members of the Edward C. Johnson III family are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(7)	According to the Schedule 13D/A filed May 30, 2006, such shares are held directly by private investment funds managed by Fine Capital Partners, L.P., a Delaware limited partnership (“FCP”). FCP, as the investment manager to the private investment funds owning the shares, and Fine Capital Advisors, LLC, a Delaware limited liability company (“FCA”), as the general partner of FCP, have voting and dispositive authority over such shares. Ms. Debra Fine is the sole Manager of FCA and the President of FCP, and as such, shares dispositive and voting authority over the shares.

(8)	According to the Schedule 13G filed February 14, 2006, Oz Management, Inc. serves as principal investment manager to a number of investment funds and discretionary accounts with respect to which it has voting and dispositive authority over the 755,946 shares. Mr. Daniel S. Och is the Senior Managing Member of Oz Management, Inc. As such, he may be deemed to control such entity, and therefore may be deemed to be the beneficial owner of the shares. Oz Management, Inc. and Mr. Daniel S. Och each disclaim beneficial ownership of the shares.

(9)	According to the Schedule 13G filed January 11, 2006, Royce & Associates, LLC is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, and has voting and dispositive authority over the 765,400 shares, and therefore may be deemed to be the beneficial owner of the shares by virtue of such authority. Royce & Associates, LLC disclaims beneficial ownership of the shares.

(10)	According to the Schedule 13G filed February 13, 2006, Stadium Capital Management, LLC, a Delaware limited liability company is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and has voting and dispositive authority over the 698,614 shares, which are held directly by Stadium Capital Partners, L. P. a California limited partnership. Alexander M. Seaver and Bradley R. Kent are the Managing Members of Stadium Capital Management, which is the general partner of Stadium Capital Partners, and as such may be deemed to control such entities, and therefore may be deemed to be the beneficial owners of the shares. Stadium Capital Partners filed the statement jointly with Stadium Capital Management, Messrs. Seaver and Kent, but not as a member of a group, and expressly disclaim membership in a group.

(11)	Such shares are held directly by Watershed Capital Partners, LP and Watershed Capital Institutional Partners, LP. According to the Schedule 13D filed October 6, 2005, Watershed Asset Management, LLC, as investment advisor to such limited partnerships, has shared dispositive and voting authority with respect to such shares. WS Partners, LLC, as general partner of such limited partnerships, also has shared dispositive and voting authority with respect to such shares. Ms. Meridee A. Moore is the senior managing member of Watershed Asset Management, LLC and WS Partners LLC, and as such, shares dispositive and voting authority over the listed shares.

Security Ownership of Management
     The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of May 31, 2006 by our:
•	current directors;

•	our named executive officers; and

•	all directors and executive officers as a group.
     The address for the following individuals is: c/o Carmike Cinemas, Inc., 1301 First Avenue, Columbus, Georgia 31901.

	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class (1)
Michael W. Patrick (2)	300,600	2.4%
Lee Champion	39	*
Martin A. Durant (3)	17,917	*
Richard Hare (4)	7,500	*
Gary F. Krannacker (5)	11,667	*
Anthony J. Rhead (6)	54,806	*
Fred W. Van Noy (6)	55,583	*
James J. Gaffney (7)	5,000	*
Alan J. Hirschfield (8)(9)	35,250	*
S. David Passman III (10)	5,250	*
Carl L. Patrick, Jr. (11)	93,867	*
Ken Peurifoy(12)	6,667	*
Roland C. Smith (9)	5,250	*
Patricia A. Wilson (13)	5,250	*
All directors and executive officers as a group (13 persons)	604,646	4.8%

*	Indicates less than 1%.

(1)	Percent of class is with respect to outstanding shares of our common stock as of May 31, 2006 (12,715,622 shares of our common stock outstanding on that date).

(2)	Includes 974 shares of our common stock held by Michael W. Patrick, Carmike’s President, Chief Executive Officer and Chairman of the Board of Directors, in an Individual Retirement Account. Excludes 11,613 shares of common stock held in trust for Michael W. Patrick by C. L. Patrick, as trustee, the remainder interest of which Michael W. Patrick has purchased, and the additional 260,000 shares of our common stock issuable to Michael W. Patrick under the 2002 Stock Plan pursuant to his employment agreement.

(3)	Includes 10,000 restricted shares to be issued to Mr. Durant based on the achievement of certain performance measures during 2004. For additional information regarding this grant see footnote three under the caption “Summary Compensation Table.”

(4)	Represents 7,500 restricted shares granted to Mr. Hare on March 27, 2006 in connection with his employment with us. One-third of these shares will vest on the anniversary date of the grant in each of 2007, 2008 and 2009.

(5)	Represents options to purchase 11,667 shares that vested on December 31, 2005.

(6)	Includes 8,000 restricted shares to be issued to each of Mr. Rhead and Mr. Van Noy based on the achievement of certain performance measures during 2004. For additional information regarding these grants, see footnote three under the caption “Summary Compensation Table.” Also includes options to purchase 36,667 shares that vested on December 31, 2005.

(7)	Includes option to purchase 5,000 shares that vested on November 10, 2005, the date of grant.

(8)	Includes 30,000 shares owned by the Alan J. Hirschfield Living Trust.

(9)	Includes option to purchase 5,000 shares that vested on August 14, 2002, the date of grant, and 250 shares of restricted stock issued under 2004 Incentive Stock Plan which vested May 18, 2006.

(10)	Includes option to purchase 5,000 shares that vested on June 2, 2003, the date of grant, and 250 shares of restricted stock issued under the 2004 Incentive Stock Plan which vested May 18, 2006.

(11)	Includes 38 shares of common stock owned by Carl L. Patrick, Jr.’s wife, as to which shares Carl L. Patrick, Jr., one of our directors, disclaims beneficial ownership. Includes 97 shares of common stock held as custodian for his son. Includes 250 shares of restricted stock issued under the 2004 Incentive Stock Plan which vested May 18, 2006. Excludes 11,613 shares of our common stock held in trust for Carl L. Patrick, Jr. by Frances E. Patrick, as trustee, the remainder interest of which Carl L. Patrick, Jr. has purchased.

(12)	Includes option to purchase 6,667 shares that vested on December 31, 2005.

(13)	Includes option to purchase 5,000 shares that vested on April 1, 2004, the date of grant, and 250 shares of restricted stock issued under our 2004 Incentive Stock Plan which vested May 18, 2006.

Compensation Plans
The following table presents information as of December 31, 2005 about our common stock that may be issued upon the exercise of outstanding options, warrants and rights under our 2002 Stock Plan and our 2004 Incentive Stock Plan.

			(c)
			Number of securities
	(a)		remaining available for
		(b)	future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column(a))

Equity compensation plans approved by stockholders:
2002 Stock Plan (1)	617,110	N/A	15,640
2004 Incentive Stock Plan (2)	336,250	$28.58	1,068,750
Total/Weighted Average	953,360	$28.58	1,084,390
Equity compensation plans not approved by stockholders:	None	None	None

Total	953,360		1,084,390

(1)	A total of 1,000,000 shares were available for issuance under the 2002 Stock Plan. Under the 2002 Stock Plan, 780,000 shares were available to Michael W. Patrick, our President, Chief Executive Officer and Chairman. Mr. Patrick’s employment agreement with us provides that we will issue and/or deliver to him 260,000 shares of our common stock on each of the third, fourth, and fifth anniversary dates of January 31, 2002. We delivered 260,000 shares on January 31, 2005 and 260,000 shares on January 31, 2006. In addition, we have approved restricted stock grants of 220,000 shares to our other executive officers. On January 31, 2005, a total of 107,250 shares, which were earned for performance in 2002, vested. As of March 2006, an aggregate of 204,360 shares were earned for performance in 2002, 2003 and 2004, and 15,640 were forfeited. 171,360 of these shares vested on or prior to January 31, 2006.

(2)	On March 31, 2004, the Board of Directors adopted, and on May 21, 2004 the stockholders approved, the 2004 Incentive Stock Plan, a successor to the Employee and Consultant Long-Term Stock Incentive Plan and the Non-Employee Directors Long-Term Stock Incentive Plan. As of the date of the 2004 Incentive Stock Plan’s adoption, 350,000 options were outstanding under these predecessor plans. These options remained outstanding under the 2004 Incentive Stock Plan following its adoption. As of December 31, 2005, 20,000 of these options had been forfeited. Accordingly, 330,000 of the options listed as outstanding in the table above were granted under these predecessor plans. Also included are 5,000 options that were granted to Mr. Gaffney in connection with his appointment to the Board and 1,250 shares of restricted stock that have been granted to our outside directors in accordance with our annual equity compensation policy for non-employee directors. The Compensation and Nominating Committee (or a similar committee) under the 2004 Incentive Stock Plan may grant stock options, stock grants, stock units, and stock appreciation rights to certain eligible employees and to outside directors. There are 1,068,750 shares of our common stock remaining available for issuance pursuant to grants made under the 2004 Incentive Stock Plan in addition to shares which may be forfeited under the Employee Incentive Plan and the Directors Incentive Plan. No further grants shall be made under the Employee Incentive Plan or the Directors Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.
None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Fees Paid to Independent Auditors
     The following table presents fees for professional audit services rendered by our independent auditor, PricewaterhouseCoopers LLP, for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2005, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods:

	2004	2005
Audit Fees (1)	$1,669,460	$3,133,298
Tax Fees (2)	326,754	137,100
All Other Fees	—	—

Total Fees Paid to Auditor	$1,996,214	$3,270,398

(1)	Audit fees and expenses primarily relate to the 2004 and 2005 annual audits, the review of quarterly reports on Form 10-Q, the review of registration statements and the audit of internal control over financial reporting.

(2)	Tax fees primarily relate to tax compliance and tax advice on Section 382 of the Internal Revenue Code of 1986, as amended.
Audit Committee Policy for Pre-Approval of Independent Auditor Services
     The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The policy provides for the general pre-approval of specific types of services, gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for each such service on an annual basis. The policy requires specific pre-approval of all other permitted services. Pursuant to its charter, the Audit Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Audit Committee meetings, and the Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor.
     Requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided and the estimated total cost and are submitted to our Chief Financial Officer or Controller. The Chief Financial Officer or Controller then determines whether the services requested fall within the detailed guidance of the Audit Committee in the policy as to the services eligible for general pre-approval. The Audit Committee will be informed on a regular basis regarding the services rendered by the independent auditor in accordance with our general pre-approval policy.
     None of the services related to the Audit-Related Fees or Tax Fees described above was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements And Supplementary Data.
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets — December 31, 2005 and 2004
Consolidated statements of operations — Years ended December 31, 2005, 2004 and 2003
Consolidated statements of cash flows — Years ended December 31, 2005, 2004 and 2003
Consolidated statements of stockholders’ equity — Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements — December 31, 2005
     (a)(2) This report also includes the following Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
     All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.
     (a)(3) Listing of Exhibits
     Periodic reports, proxy statements and other information filed by Carmike with the SEC pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Carmike. Carmike’s SEC file number reference is Commission File No. 000-14993.

Exhibit
Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation (filed as Exhibit 2.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman, Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	$50,000,000 Senior Secured First Priority Revolving Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent, and CIT Lending Services Corporation and General Electric Capital Corporation, as Co-Documentation Agents (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.2	$100,000,000 Senior Secured Second Priority Credit Facility, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein, the Lenders party to the agreement from time to time, Goldman Sachs Credit Partners L.P., as Syndication Agent, and National City Bank, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

10.3	Amendment No. 1 to Credit and Guarantee Agreement, dated as of March 7, 2005, among Carmike Cinemas, Inc., the Guarantors named therein, Wells Fargo Foothill, Inc., as Administrative Agent and Collateral Agent and the Lenders as defined therein (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

Exhibit
Number	Description
10.4*	2004 Annual Cash Bonuses for Carmike’s Named Executive Officers (filed as Exhibit 99.1 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.5*	2005 Base Salaries for Carmike’s Named Executive Officers (filed as Exhibit 99.2 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.6*	2005 Cash Bonus Targets for Carmike’s Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.7*	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.8	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.9	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference).

10.10	Stock Purchase Agreement, dated as of June 27, 1997, by and between the Stockholders of Morgan Creek Theatres, Inc.; Stockholders of SB Holdings, Inc.; members of RDL Consulting Limited Liability Company; Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited Liability Company; First International Theatres; Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 10.2 to Carmike’s Form 10-Q (Registration No. 001-11604) for the quarter ended June 30, 1997 and incorporated herein by reference).

10.11*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement.

10.12*	Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement.

10.13	Aircraft Lease, dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike Cinemas, Inc. (filed as Exhibit 10(h) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007) and incorporated herein by reference).

10.14	Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to Carmike’s Form 10-K (Registration No. 000-14993) for the year ended December 31, 1991 and incorporated herein by reference).

10.15	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.16*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.17*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.18*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.19*	Carmike Cinemas, Inc. Employee and Consultant Long-Term stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

Exhibit
Number	Description
10.20*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.21*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.22	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.23	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.24	Indemnification Agreement, effective as of November 11, 2005, by and between Carmike Cinemas, Inc. and James J. Gaffney (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.25	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.26	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Exchange and Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference).

10.27*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

10.28*	Form of Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.29*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.30+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc.

10.31	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc.

10.32*	Form of Restricted Stock Grant Agreement for Carmike’s Officers pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan.

10.33*	Release and Consulting Services Agreement, dated as of March 31, 2006, by and between Carmike Cinemas, Inc. and Martin A. Durant (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.34	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.35	Third Amendment, dated as of May 9, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

Exhibit
Number	Description
10.36	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc.

10.37	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Sterns Corporate Lending Inc.

11	Computation of per share earnings (provided in Note 2 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

21	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+	Certain information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
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

Signature	Title

/s/ Michael W. Patrick	President, Chief Executive Officer and

Michael W. Patrick	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Richard B. Hare	Senior Vice President — Finance, Treasurer and

Richard B. Hare	Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey A. Cole	Assistant Vice President — Controller

Jeffrey A. Cole	(Principal Accounting Officer)

/s/ James J. Gaffney	Director

James J. Gaffney

/s/ Alan J. Hirschfield	Director

Alan J. Hirschfield

/s/ S. David Passman III	Director

S. David Passman III

/s/ Carl L. Patrick, Jr.	Director

Carl L. Patrick, Jr.

/s/ Roland C. Smith	Director

Roland C. Smith

/s/ Fred W. Van Noy	Senior Vice President, Chief Operating Officer and Director

Fred W. Van Noy

/s/ Patricia A. Wilson	Director

Patricia A. Wilson

Schedule II — Valuation and Qualifying Accounts
Carmike Cinemas, Inc. and Subsidiaries
December 31, 2005 (in thousands)

Col. A	Col. B	Col. C				Col. D	Col. E
Additions
	Balance at	Charged to		Charged to			Balance at
	Beginning of	Costs and		Other Accounts		Deductions	End
Description	Period	Expenses		- Describe		Describe	of Period
Year Ended December 31, 2003:
Valuation reserve for deferred income tax assets	$83,926	(7,628	) (1)	(76,298	) (2)	—	$—

Year Ended December 31, 2004:
Valuation reserve for deferred income tax assets	$—	—		—		—	$—

Year Ended December 31, 2005:
Valuation reserve for deferred income tax assets	$—	—		—		—	$—

(1)	Valuation reserve recorded in the year ended December 31, 2003. See Note 12 of notes to audited annual consolidated financial statements.

(2)	Full release of valuation reserve as of December 31, 2003. See Note 12 of notes to audited annual consolidated financial statements.