Form 10-Q
period 2006-03-31
CARMIKE CINEMAS INC
filed 2006-08-21
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-14993
CARMIKE CINEMAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	58-1469127
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1301 First Avenue, Columbus, Georgia	31901-2109
(Address of Principal Executive	(Zip Code)
Offices)
(706) 576-3400
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
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
As of August 1, 2006, 12,715,622 shares of common stock, par value $0.03 per share, were outstanding.

EXPLANATORY NOTE
During May of 2006, we determined that it was necessary to restate our previously issued consolidated financial statements for the years ended December 31, 2004 and 2003 because of certain misstatements in those financial statements. Accordingly, we have restated our previously issued consolidated financial statements for the years ended December 31, 2004 and 2003 and the condensed consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and 2004 and September 30, 2005 and 2004. The misstatements in our previously issued financial statements are principally attributable to certain errors in accounting for lease transactions and other matters as described in Note 1 of the notes to our condensed consolidated financial statements included herein.
The restatement adjustments increased previously reported accumulated deficit as of January 1, 2005 by $11.6 million and decreased previously reported net income by $0.1 million for the three months ended March 31, 2005. The restatement does not affect our audited consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K, but it does affect our previously filed quarterly reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 and on Form 10-Q for the quarter ended September 30, 2005. We filed Forms 10-Q/A on August 4, 2006 for the quarters ended June 30, 2005 and September 30, 2005 to restate the three-month and year-to-date results in those quarters.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,069	$23,609
Restricted cash	2,286	3,602
Accounts and notes receivable	2,364	2,056
Inventories	1,787	1,802
Deferred income tax asset	6,029	6,029
Prepaid expenses	6,576	6,287

Total current assets	33,111	43,385
Investment in and advances to unconsolidated affiliates	3,785	3,763
Deferred income tax asset	42,940	42,344
Assets held for sale	5,267	5,434
Other	34,410	32,702
Property and equipment, net	556,137	569,947
Goodwill	38,460	38,460
Other acquired intangible assets, net	1,968	2,082

Total assets	$716,078	$738,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,908	$23,516
Accrued expenses	35,168	42,443
Dividends payable	2,176	2,154
Current maturities of long-term debt, capital lease and long-term financing obligations	2,857	2,435

Total current liabilities	59,109	70,548
Long-term liabilities:
Long-term debt, less current maturities	312,966	313,774
Capital lease and long-term financing obligations, less current maturities	113,865	115,809
Other	7,771	5,269

Total long-term liabilities	434,602	434,852
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,715,622 shares issued and 12,434,658 shares outstanding as of March 31, 2006 and 12,455,622 shares issued and 12,309,002 outstanding as of December 31, 2005	382	374
Paid-in capital	296,120	297,256
Treasury stock at cost, 280,964 shares as of March 31, 2006 and 146,620 shares as of December 31, 2005	(8,258)	(5,210)
Accumulated deficit	(65,877)	(59,703)

Total stockholders’ equity	222,367	232,717

Total liabilities and stockholders’ equity	$716,078	$738,117

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Revenues
Admissions	$72,564	$67,052
Concessions and other	39,180	34,168

	111,744	101,220

Costs and Expenses
Film exhibition costs	37,275	35,380
Concession costs	4,090	3,596
Other theatre operating costs	50,606	44,105
General and administrative expenses	5,781	3,988
Depreciation and amortization	10,292	8,241
Gain on sales of property and equipment	(144)	—

	107,900	95,310

Operating income	3,844	5,910
Other expenses
Interest expense	10,614	7,735

Loss before reorganization benefit and income taxes	(6,770)	(1,825)
Reorganization benefit	—	2,391

Income (loss) before income taxes	(6,770)	566
Income tax expense (benefit)	(596)	242

Net income (loss)	$(6,174)	$324

Weighted average shares outstanding:
Basic	12,338	12,138

Diluted	12,338	12,569

Net income (loss) per common share:
Basic	$(0.50)	$0.03

Diluted	$(0.50)	$0.03

Dividend declared per common share	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Operating Activities
Net income (loss)	$(6,174)	$324
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,292	8,241
Amortization of debt issuance costs	618	557
Deferred income taxes	(596)	555
Stock-based compensation	1,048	1,140
Non-cash reorganization items	—	(2,391)
Gain on sales of property and equipment	(144)	—
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(293)	122
Prepaid expenses	315	(8,920)
Accounts payable	(4,608)	(5,152)
Accrued expenses and other liabilities	(4,583)	932

Net cash used in operating activities	(4,125)	(4,592)
Investing Activities
Proceeds from sales of property and equipment	311	—
Purchases of property and equipment	(4,581)	(26,099)
Release of other restricted cash	316	—

Net cash used in investing activities	(3,954)	(26,099)
Financing Activities
Debt:
Repayments of debt	(418)	(351)
Repayments of liabilities subject to compromise	—	(958)
Repayments of capital leases and long-term financing obligations	(298)	(335)
Receipts from long-term financing obligations	4,457	—
Purchase of treasury stock	(3,048)	(5,210)
Dividends paid	(2,154)	(2,128)

Net cash used in financing activities	(1,461)	(8,982)

Decrease in cash and cash equivalents	(9,540)	(39,673)
Cash and cash equivalents at beginning of period	23,609	56,944

Cash and cash equivalents at end of period	$14,069	$17,271

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three Months Ended March 31, 2006 and 2005
NOTE 1 — RESTATEMENTS
     During the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, and each of the quarters ended March 31, 2005, June 30, 2005 and 2004 and September 30, 2005 and 2004 to correct for errors in the financial statements related to our failure to properly account for certain lease related transactions. The following errors in the application of generally accepted accounting principles to lease transactions have been corrected:
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
     In addition, during 2005, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, we incorrectly recorded journal entries regarding directors’ fees, discount ticket revenue and capitalized interest, which impacted the quarterly results of operations originally presented in each of the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q as of March 31, 2006 and for the quarter then ended, have been restated to adjust for the errors noted above for the three months ended March 31, 2005. These restatements reflect a $11.6 million increase to accumulated deficit at January 1, 2005 as well as adjustments to net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses. Adjustments were also made to reflect the tax effect of the restatement adjustments.
     In addition, we revised our presentation of dividends declared for the three months ended March 31, 2005 totaling $2.1 million to present the charge as a reduction of Paid-in capital, rather than an increase in Accumulated deficit.
     The effect of the restatements on earnings per common share was as follows:

	Basic	Diluted
March 31, 2005	$(0.01)	$(0.01)
     The following table summarizes the effects of the restatements on our previously issued unaudited consolidated financial statements for the three months ended March 31, 2005.
     Consolidated Statements of Operations and Cash Flows effects for the year ended March 31, 2005:

	Three Months Ended
	March 31, 2005
	(in thousands)
	As Previously
	Reported	As Restated
Consolidated Statement of Operations:
Admissions revenue	$67,569	$67,052
Concessions and other revenue	34,114	34,168
Total revenue	101,683	101,220
Other theatre operating costs	44,434	44,105
General and administrative expenses	5,068	3,988
Depreciation and amortization	8,264	8,241
Operating income	4,941	5,910
Interest expense	6,570	7,735
Income tax expense	326	242
Net income available for common stockholders	436	324
Income per common share — Basic	$0.04	$0.03
Income per common share — Diluted	$0.04	$0.03

Consolidated Statement of Cash Flows:
Net cash used in operating activities	$(5,717)	(4,592)
Net cash used in investing activities	$(25,505)	(26,099)
Net cash used in financing activities	$(8,451)	(8,982)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. We have prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of March 31, 2006, and the results of operations for the three month periods ending March 31, 2006 and 2005 and the cash flows for the three month periods ending March 31, 2006 and 2005. Except for the restatement adjustments described in Note 1, all adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during fiscal 2006, except for the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”) as noted in “Stock-Based Compensation” below.
     Proceedings under Chapter 11. On August 8, 2000, Carmike Cinemas, Inc. (“Carmike”) and its subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. (collectively “the Company”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, that (1) pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with the reorganization of the Company in the Consolidated Statements of Operations. The Company emerged from the Chapter 11 Cases pursuant to its plan of reorganization effective on January 31, 2002. On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases. In conjunction with the closure of the bankruptcy cases, the Company settled the three remaining outstanding disputed landlord by claims payment of amounts and reversed all accrued bankruptcy-related professional fees. A description of the proceedings under the Chapter 11 Cases is contained in Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Reorganization benefit for the three month period ended March 31, 2005 is as follows (in thousands):

Three months ended
March 31, 2005
Change in estimate for general unsecured claims	391
Reversal of accrued professional fees	2,000

$2,391

     Use of Estimates. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.
     Earnings (loss) Per Share. Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 7. The following table reflects the effects of those plans on the calculation of earnings per share (in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Outstanding shares	12,394	12,235
Less restricted stock issued	(56)	(97)

Basic shares outstanding	12,338	12,138
Dilutive shares:
Restricted stock	—	68
Stock grants	—	355
Stock options	—	8

	12,338	12,569

Earnings (loss) per share:
Basic	$(0.50)	$0.03

Diluted	$(0.50)	$0.03

     Anti-dilutive restricted stock grants and options to purchase common stock outstanding were excluded from the above calculations for the three months ended March 31, 2006. Anti-dilutive restricted stock grants and options totaled 176,000 for the three months ended March 31, 2006.
     Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
     Beginning with the first quarter of fiscal 2006, we adopted SFAS 123(R) using the modified prospective method of adoption. See Note 7 for a description of our stock plans and related disclosures. We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.
     We have not granted any stock options during the quarter ended March 31, 2006. If and when we grant stock options in the future, we will consider the guidance in SAB 107 regarding the assumptions used to calculate their estimated fair value. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards.
     We may also issue restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period, thus we recognize compensation expense over the one to three year period equal to the grant date value of the shares awarded to the employee. Should the non-vested awards include performance or market conditions, we will examine the appropriate requisite service period to recognize the cost associated with the award on a case-by-case basis.
     Prior to the adoption of SFAS 123(R), we applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed plan options and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”). Under APB 25, compensation was recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price.

     No options were granted during the three-month period ended March 31, 2006. The following table provides the fair value of the options granted during the three-month period ended March 31, 2005 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value:

Three Months Ended
March 31, 2005
Expected term (years)	9.0
Risk-free interest rate	4.40%
Expected dividend yield	2.76%
Expected volatility	0.40
     Had compensation cost been determined consistent with SFAS 123 for the three months ended March 31, 2005, utilizing the assumption detailed above, our pro forma net income and pro forma basic and diluted income per share would have decreased to the following amounts (in thousands, except share data):

Three Months Ended
March 31, 2005
(restated)
Net income available for common stock:
As reported	$324
Plus: expense recorded on deferred stock compensation, net of related tax effects	1,014
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,268)

Pro forma — for SFAS No. 123	$70

Diluted net earnings per common share:
As reported	$0.03
Pro forma — for SFAS No. 123	$0.01
Basic net earnings per common share:
As reported	$0.03
Pro forma — for SFAS No. 123	$0.01
     Prior to the adoption of SFAS 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on our consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.
NOTE 3 — DESCRIPTION OF BUSINESS
     Our primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. We consider ourselves to be in a single reportable segment. Substantially all revenues are received in cash and credit cards and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 90% of admission revenues.
NOTE 4 — ACQUISITION OF GKC THEATRES
     On May 19, 2005, we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million, adjusted for working capital of $3.9 million. The GKC Theatres acquisition upholds our traditional focus by taking advantage of opportunistic small market acquisitions.
     Actual cash paid at closing was $58.9 million. As stipulated, in the purchase agreement, the remainder of the purchase price, $3.2 million, was set aside in an escrow account. The current escrow amount of $1.0 million was settled and remitted to the GKC shareholders in the first quarter of 2006. The short-term escrow amount of $2.2 million will be settled within 18 months of the date of acquisition which is expected to be on or before November 2006, subject to certain outstanding claims.
Pro Forma Results of Operations
     The following pro forma results of operations for the three month period ended March 31, 2005 assumes the GKC Theatres acquisition occurred at the beginning of the fiscal year January 1, 2005 and reflects the full results of operations for the three month period presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the date indicated, or which may occur in the future. The results of GKC Theatres have been included in our results of operations since the date of acquisition of May 19, 2005.
(in thousands except per share amounts):

	As Reported
	Three Months Ended	Pro Forma
	March 31, 2005	Three Months Ended
	(restated)	March 31, 2005
Revenues	$101,220	$113,332
Income from operations	5,910	7,394
Net Income	$324	$924
Earnings per share
Basic:	$0.03	$0.08
Diluted:	$0.03	$0.07
NOTE 5 — DEBT
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Term loan	165,807	166,225
Delayed draw term loan	—	—
7.500% senior subordinated notes	150,000	150,000

	315,807	316,225
Current maturities	(2,841)	(2,451)

	$312,966	$313,774

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
     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increase the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 are delivered to the lenders. In addition, this 0.50% per annum increase will remain in effect since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
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
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed-draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of March 31, 2006, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
•	our failure to pay principal on the loans when due and payable, or our failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the credit agreement); or

•	a breach or default by us or our subsidiaries on the payment of principal of any Indebtedness (as defined in the credit agreement) in an aggregate amount greater than $5.0 million.
     The senior secured credit facilities are guaranteed by each of our subsidiaries and secured by a perfected first priority security interest in substantially all of our present and future assets.
     Subsequent Event of Default
     We had not submitted audited financial statements for the year ended December 31, 2005 by the 65th day following the end of the previous fiscal year nor had we submitted unaudited financial statements for the three month period ended March 31, 2006 by the 40th day following the end of such three-month period as required by the financial covenants under our senior secured credit facility.
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
     The fifth amendment also provides that until we have delivered to the lenders the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006, the maximum principal amount of indebtedness that we may incur under the $50 million revolving credit facility comprising part of the senior secured credit agreement is $10 million. In addition, the maximum principal amount of indebtedness that we may incur under the revolving credit facility will continue to be limited to $10 million since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
     We filed our audited financial statements for the year ended December 31, 2005 on Form 10-K on August 4, 2006. In addition, we filed our amended Forms 10-Q/A for the quarters ended June 30, 2005 and September 30, 2005 on August 4, 2006.
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
7.50% Senior Subordinated Notes
     On February 4, 2004, we completed an offering of $150.0 million in aggregate principal amount of 7.50% senior subordinated notes due February 15, 2014 to institutional investors. As discussed further below, on June 6, 2006, we drew down $156 million on our delayed-draw term loan to repay our outstanding senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. The delayed-draw term loan has a maturity date of May 19, 2012. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.
     The indenture contained covenants, which, among other things, limited our ability, and that of our restricted subsidiaries, to:
•	make restricted payments;

•	create liens on our assets;

•	consolidate, merge or otherwise transfer or sell all or substantially all of our assets;

•	engage in certain sales of less than all or substantially all of our assets;

•	incur additional indebtedness;

•	issue certain types of stock; and · enter into transactions with affiliates.
     In addition, under the terms of the indenture governing the notes, we were prohibited from incurring any subordinated debt that was senior in any respect in right of payment of the notes. We completed an exchange of the notes for registered notes with the same terms in August, 2004.

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
NOTE 6 — INCOME TAXES
     At March 31, 2006 we had deferred tax assets of approximately $49.0 million remaining. The income tax benefit of $0.6 million for the three months ended March 31, 2006 reflects a combined effective federal and state tax rate of 8.8%. The effective tax rate was 42.7% for the three months ended March 31, 2005. The change in the effective tax rate is a result of the tax benefit calculated at statutory rates on a projected annual pre-tax loss being offset by nondeductible items.
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
     We have federal and state net operating loss carryforwards of approximately $91.4 million which will begin to expire in the year 2020.
NOTE 7 — STOCK PLANS
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
General Stock Option Information
     On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 75,000 shares reserved under the Directors Incentive Plan. The Board of Directors approved a stock option grant of 5,000 shares each to two independent directors on August 14, 2002. Additionally, the Board of Directors approved stock option grants of 5,000 shares in September 2003 and 5,000 shares in April 2004 for new directors. The option grant price was based on the fair market value of the stock on the date of the grant. These grants of 20,000 shares in the aggregate during 2002, 2003 and 2004 represent the only stock options outstanding under the Directors Incentive Plan prior to the plan being superseded on May 21, 2004, the effective date of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”).
     On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 500,000 shares reserved under the Employee Incentive Plan. We granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share, and 75,000 options vested on December 31, 2005 and 75,000 options vest on December 31, 2006. On December 18, 2003, we granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63 and they vest ratably over three years beginning December 31, 2005 through December 31, 2007. These grants of 330,000 shares in the aggregate during 2003 represent the only stock options outstanding under the Employee Incentive Plan prior to the plan being superseded on May 21, 2004, the effective date of the 2004 Incentive Stock Plan.
     The following table sets forth the summary of option activity under our stock option plans for the three months ended March 31, 2006:

		Weighted	Weighted
	Number	Average	Average
	of Shares	Exercise Price	Fair Value
Balance, December 31, 2005	335,000	$28.58	$16.50
Granted	—	—	—
Exercised	—	—	—
Settled (1)	(25,000)	$21.79	12.82
Forfeited (1)	(60,000)	$29.86	17.30
Expired	—	—	—

Balance, March 31, 2006	250,000	$28.95	$16.67

(1)	In the quarter ended March 31, 2006, we recorded a $104,000 charge related to the Release and Consulting Agreement entered into with our former Chief Financial Officer (“CFO”) which provided that the former CFO shall be paid the cash equivalent for 25,000 vested stock options granted under Carmike’s 2002 Stock Plan based on the difference between the strike price of $21.74 and the then-market price of $25.36 on December 31, 2005, the date at which the options vested. All of the former CFO’s remaining options were forfeited without regard to vesting.
     Information regarding stock options outstanding at March 31, 2006 is summarized below:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining
	Number of
Prices	Shares	Contractual Life (Years)	Number of Shares	Fair Value
$19.95	10,000	6.38	10,000	$11.59
$21.40	5,000	7.18	5,000	$12.42
$21.79	100,000	6.94	50,000	$12.82
$22.05	5,000	9.62	5,000	$11.66
$35.63	125,000	7.72	41,668	$20.49
$37.46	5,000	8.01	5,000	$17.54

Totals	250,000	7.39	116,668	$15.59

     The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2006 was approximately $300,000 and $183,000, respectively. As of March 31, 2006 there was approximately $647,000 in unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of approximately 0.8 years.
Stock Plans
     Upon emergence from Chapter 11, our Board of Directors approved a new management incentive plan, the 2002 Stock Plan and authorized 1,000,000 shares for future issuance. The Board of Directors approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, our Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares will be delivered in three equal installments on January 31, 2005, 2006 and 2007 unless, prior to the delivery of any such installment, Mr. Patrick’s employment is terminated for cause (as defined in his employment agreement) or he has violated certain covenants set forth in such employment agreement. In May 2002, our Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of 220,000 shares to a group of seven other members of senior management. These shares were earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieved specific performance goals during each of these years. Shares earned will vest and be receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains one of our employees. One of the seven grants to senior executives includes a grant of 35,000 shares to one of our former employees.
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
     On May 19, 2005, our non-employee directors received annual equity compensation consisting of 250 restricted shares each (an aggregate of 1,500 restricted shares of common stock, of which 250 were later forfeited by a former director) pursuant to the 2004 Incentive Stock Plan, which vested on May 19, 2006. Effective as of the 2006 annual meeting of stockholders, each of our non-employee directors will receive an annual grant of 2,500 restricted shares of common stock at each annual meeting of stockholders which will vest in full at the next annual meeting of stockholders.
     On March 27, 2006, 7,500 restricted shares were granted pursuant to the 2004 Incentive Stock Plan to our new Chief Financial Officer, Richard B. Hare. The 7,500 restricted shares will vest ratably over a three year period, commencing with the period ended March 27, 2007, if Mr. Hare remains an employee on such date.
     The Company delivered 324,110 shares to management on January 31, 2006 and 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 134,344 and 146,620 of these shares respectively in treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipients.

     The following table summarizes the activity in the 2002 Stock Plan since January 1, 2005 and its status at March 31, 2006:

		Status at March 31, 2006
	Grants and	Shares Earned,	Shares Earned	Shares
	Forfeitures (1)	Pending Vesting	and Awarded	Forfeited
Balance at January 1, 2005:	984,360	628,110	356,250	37,770
Grants and forfeitures in 2006:
Shares granted to senior management	7,500	7,500

Total grants, net of forfeitures	991,860	635,610	356,250	37,770

(1)	There were no grants or forfeitures in 2005 and no forfeitures in 2006.
     As of March 31, 2006 there was approximately $2.9 million of total unrecognized compensation costs related to non-vested share grants under the Plans. The costs are expected to be recognized over a weighted average period of approximately 0.6 years.
     We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method under which prior periods are not revised for comparative purposes. Prior to fiscal year 2006, we accounted for our stock-based compensation plans under APB 25. Reflected in the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 is $1.0 million and $1.0 million, respectively, of stock-based employee compensation costs. The following table outlines the costs incurred for the three months ended March 31, 2006 and 2005 related to stock-based employee compensation costs:

	Three Months Ended
	March 31,
	2006	2005 (restated)
Costs related to stock options	$164	$—
Costs related to stock grants
Service vesting grants	804	804
Performance vesting grants	71	234

Total stock compensation costs	$1,039	$1,038

NOTE 8 — CONDENSED CONSOLIDATING FINANCIAL DATA
     As of March 31, 2006, the Company and its wholly owned subsidiaries fully, unconditionally, and jointly and severally guaranteed the Company’s obligations under the Company’s 7.500% senior subordinated notes. In 2005, all unconsolidated, non-guarantor affiliates became wholly-owned subsidiaries of us. The condensed financial data for all years reflect this consolidation.
Condensed consolidating financial data for the guarantor subsidiaries is as follows (in thousands):
Condensed Consolidating Balance Sheets
As of March 31, 2006
(unaudited)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,833	$6,236	$—	$14,069
Restricted cash	2,286	—	—	2,286
Accounts and notes receivable	3,183	(819)	—	2,364
Inventories	483	1,304	—	1,787
Deferred income tax asset	4,549	1,480	—	6,029
Prepaid expenses	2,607	3,969	—	6,576

Total current assets	20,941	12,170	—	33,111
Investment in and advances to unconsolidated affiliates	336	3,449	—	3,785
Investment in subsidiaries	411,312	—	(411,312)	—
Deferred income tax asset	23,950	18,990	—	42,940
Assets held for sale	288	4,979	—	5,267
Other	22,791	11,619	—	34,410
Property and equipment, net	130,170	425,967	—	556,137
Goodwill and other acquired intangibles, net	5,224	35,204	—	40,428

Total assets	$615,012	$512,378	$(411,312)	$716,078

Liabilities and stockholders’ equity
Current liabilities:
Account payable	$14,099	$4,809	$—	$18,908
Accrued expenses	25,773	9,395	—	35,168
Dividends payable	2,176	—	—	2,176
Current maturities of long-term debt, capital lease and long-term financing obligations	2,841	16	—	2,857

Total current liabilities	44,889	14,220	—	59,109
Long-term debt, less current maturities	312,966	—	—	312,966
Capital lease and long-term financing obligations, less current maturities	28,519	85,346	—	113,865
Other	6,271	1,500	—	7,771
Intercompany liabilities	—	211,414	(211,414)	—
Stockholders’ equity	222,367	199,898	(199,898)	222,367

Total liabilities and stockholders’ equity	$615,012	$512,378	$(411,312)	$716,078

Condensed Consolidating Statements of Operations
For Three Months Ended March 31, 2006
(unaudited)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$12,769	$59,795	$—	$72,564
Concessions and other	12,730	31,836	(5,386)	39,180

	25,499	91,631	(5,386)	111,744

Costs and expenses
Film exhibition costs	6,616	30,659	—	37,275
Concession costs	789	3,301	—	4,090
Other theatre operating costs	12,260	43,679	(5,333)	50,606
General and administrative expenses	5,278	556	(53)	5,781
Depreciation and amortization	2,093	8,199	—	10,292
Gain on sales of property and equipment	—	(144)	—	(144)

	27,036	86,250	(5,386)	107,900

Operating income (loss)	(1,537)	5,381	—	3,844
Interest expense	2,665	7,949	—	10,614

Loss before income taxes	(4,202)	(2,568)	—	(6,770)
Income tax benefit	(370)	(226)	—	(596)

Loss before equity in earnings of subsidiaries	(3,832)	(2,342)		(6,174)
Equity in loss of subsidiaries	(2,342)	—	2,342	—

Net loss	$(6,174)	$(2,342)	$2,342	$(6,174)

Condensed Consolidating Statements of Cash Flows
For Three Months Ended March 31, 2006
(unaudited)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(6,174)	$(2,342)	$2,342	$(6,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,093	8,199	—	10,292
Amortization of debt issuance costs	578	40	—	618
Deferred income taxes	(370)	(226)	—	(596)
Stock-based compensation	1,048	—	—	1,048
Gain on sales of property and equipment	—	(144)	—	(144)
Changes in operating assets and liabilities	1,320	(8,147)	(2,342)	(9,169)

Net cash used in operating activities	(1,505)	(2,620)	—	(4,125)
Investing activities
Proceeds from sales of property and equipment	—	311	—	311
Purchases of property and equipment	(2,744)	(1,837)	—	(4,581)
Release of other restricted cash	316	—	—	316

Net cash used in investing activities	(2,428)	(1,526)	—	(3,954)
Financing activities
Repayments of debt	(469)	(247)	—	(716)
Receipts from long-term financing obligations	—	4,457	—	4,457
Purchase of treasury stock	(3,048)	—	—	(3,048)
Dividends paid	(2,154)	—	—	(2,154)

Net cash provided by (used in) financing activities	(5,671)	4,210	—	(1,461)

Increase (decrease) in cash and cash equivalents	(9,604)	64	—	(9,540)
Cash and cash equivalents at beginning of period	17,437	6,172	—	23,609

Cash and cash equivalents at end of period	$7,833	$6,236	$—	$14,069

Condensed Consolidating Balance Sheets
As of December 31, 2005

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$17,437	$6,172	$—	$23,609
Restricted cash	3,602	—	—	3,602
Accounts and notes receivable	2,548	(492)	—	2,056
Inventories	160	1,642	—	1,802
Deferred income tax asset	4,549	1,480	—	6,029
Prepaid expenses	2,365	3,922	—	6,287

Total current assets	30,661	12,724	—	43,385
Other assets:
Investment in and advances to unconsolidated affiliates	356	3,407	—	3,763
Investment in subsidiaries	423,162	—	(423,162)	—
Deferred income tax asset	23,580	18,764	—	42,344
Assets held for sale	288	5,146	—	5,434
Other	23,444	9,258	—	32,702
Property and equipment, net	129,521	440,426	—	569,947
Goodwill	5,225	33,235	—	38,460
Other acquired intangible assets, net	—	2,082	—	2,082

Total assets	$636,237	$525,042	$(423,162)	$738,117

Liabilities and stockholders’ equity:
Current liabilities:
Account payable	$19,574	$3,942	$—	$23,516
Dividends payable	2,154	—	—	2,154
Accrued expenses	31,801	10,642	—	42,443
Current maturities of long-term debt, capital lease and long-term financing obligations	2,435	—	—	2,435

Total current liabilities	55,964	14,584	—	70,548
Long-term liabilities:
Long-term debt, less current maturities	313,790	(16)	—	313,774
Capital lease and long-term financing obligations, less current maturities	28,497	87,312	—	115,809
Other	5,269	—	—	5,269
Intercompany liabilities	—	235,033	(235,033)	—

Total long-term liabilities	347,556	322,329	(235,033)	434,852
Stockholders’ equity	232,717	188,129	(188,129)	232,717

Total liabilities and stockholders’ equity	$636,237	$525,042	$(423,162)	$738,117

Condensed Consolidating Statements of Operations
For Three Months Ended March 31, 2005
(Restated)
(unaudited)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues
Admissions	$12,848	$54,204	$—	$67,052
Concessions and other	11,813	27,096	(4,741)	34,168

	24,661	81,300	(4,741)	101,220

Costs and expenses
Film exhibition costs	6,748	28,632	—	35,380
Concession costs	702	2,894	—	3,596
Other theatre operating costs	10,252	38,536	(4,683)	44,105
General and administrative expenses	3,990	56	(58)	3,988
Depreciation and amortization	1,867	6,374	—	8,241
(Gain) loss on disposal of property and equipment	—	—	—	—

	23,559	76,492	(4,741)	95,310

Operating income	1,102	4,808	—	5,910
Interest expense	557	7,178	—	7,735

Income (loss) before reorganization costs and income taxes	545	(2,370)	—	(1,825)
Reorganization benefit	2,391	—	—	2,391

Income (loss) before income taxes & equity in earnings of subsidiaries	2,936	(2,370)	—	566
Income tax expense (benefit)	1,254	(1,012)	—	242

Income (loss) before equity in loss of subsidiaries	1,682	(1,358)	—	324

Equity in loss of subsidiaries	(1,358)	—	1,358	—

Net income (loss)	$324	$(1,358)	$1,358	$324

Condensed Consolidating Statements of Cash Flows
For Three Months Ended March 31, 2005
(Restated)
(unaudited)

	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$324	$(1,358)	$1,358	$324
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	1,867	6,374	—	8,241
Amortization of debt issuance costs	557	—	—	557
Deferred income taxes	2,880	(2,325)	—	555
Stock-based compensation	1,140	—	—	1,140
Non-cash reorganization items	(2,391)	—	—	(2,391)
Changes in operating assets and liabilities	(22,244)	10,584	(1,358)	(13,018)

Net cash provided by (used in) operating activities	(17,867)	13,275	—	(4,592)
Investing activities
Purchases of property and equipment	(10,806)	(15,293)	—	(26,099)

Net cash used in investing activities	(10,806)	(15,293)	—	(26,099)
Financing activities
Repayments of debt	(1,364)	(280)		(1,644)
Purchase of treasury stock	(5,210)	—	—	(5,210)
Dividends paid	(2,128)	—	—	(2,128)

Net cash used in financing activities	(8,702)	(280)	—	(8,982)

Decrease in cash and cash equivalents	(37,375)	(2,298)	—	(39,673)
Cash and cash equivalents at beginning of period	47,227	9,717	—	56,944

Cash and cash equivalents at end of period	$9,852	$7,419	$—	$17,271

NOTE 9 — LITIGATION PROCEEDINGS
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
NOTE 10 — RECENTLY ISSUED ACCOUNTING STANDARDS
FIN 48
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standards 109 (“FIN 48”). FIN 48 is effective January 1, 2007 and would require us to record any change in net assets that results from the application of FIN 48 as an adjustment to retained earnings.
     FIN 48 is applicable to all uncertain positions for taxes accounted for under SFAS 109, and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. The scope of FIN 48 includes any position taken (or expected to be taken) on a tax return, including the decision to exclude from the return certain income or transactions. FIN 48 makes clear that its guidance also applies to positions such as (1) excluding income streams that might be deemed taxable by the taxing authorities, (2) asserting that a particular equity restructuring (e.g., a spin-off transaction) is tax-free when that position might be uncertain, or (3) the decision to not file a tax return in a particular jurisdiction for which such a return might be required.
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
FSP 13-1
     In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as pre-opening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005, which is our first quarter in 2006 and had no effect on our financial statements for the quarter ended March 31, 2006.
FAS 154
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not currently contemplating an accounting change which would be impacted by SFAS 154.
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
     In addition, during 2005, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, we incorrectly recorded journal entries regarding directors’ fees, discount ticket revenue and capitalized interest, which impacts the quarterly results of operations presented in each of the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q as of March 31, 2006 have been restated to adjust for the errors noted above as of March 31, 2005 and for the quarter then ended. These restatements reflect a $11.6 million increase to accumulated deficit at January 1, 2005 as well as adjustments to net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses. Adjustments were also made to reflect the tax effect of the restatement adjustments.
     The effect of the restatements on earnings per common share was as follows:

	Basic	Diluted
March 31, 2005	$(0.01)	$(0.01)
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
Results Of Operations
Comparison of Three Months Ended March 31, 2006 and 2005
     Revenues.
     The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three months ended March 31,
	2006	2005
		(restated)
Average theatres	299	281
Average screens	2,465	2,185
Average attendance per screen	5,583	5,838
Average admission price	$5.27	$5.26
Average concession sales per patron	$2.85	$2.68
Total attendance (in thousands)	13,761	12,755
Total revenues (in thousands)	$111,744	$101,220
     Total revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 increased 10.4%. This increase is due to a 7.9% increase in total attendance mostly attributed to the acquisition of GKC whose numbers are not presented in the three months ended March 31, 2005. This increase is partially offset by a 2.0% decrease in core attendance driven by a lack of high grossing films compared to the same period in 2005. We operated 297 theatres with 2,454 screens at March 31, 2006 compared to 281 theatres with 2,187 screens at March 31, 2005.
     The table below shows the activity of theatre openings and closures for the three months ended March 31, 2006.

			Average Screens/
	Theatres	Screens	Theatre
Total at December 31, 2005	301	2,475	8.2
Closures	(4)	(21)

Total at March 31, 2006	297	2,454	8.2

     The closures shown above were the result of normal lease expirations. The Company incurred no additional liability due to these closures. Closures generally occur in markets in which the Company has another theatre or has closed the theatre for remodeling or expansion.
     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Revenues:
Admissions	64.9%	66.2%
Concession & Other	35.1	33.8

Total Revenue	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	51.4%	52.8%
Concession costs (2)	10.4	10.5
Other theatre operating costs	45.3	43.6

	Three Months Ended
	March 31,
	2006	2005
General and administrative	5.2	3.9
Depreciation and amortization	9.2	8.1
Gain on sales of property and equipment	(0.1)	—

Total costs and expenses	96.6	94.2

		(restated)
Operating income	3.4	5.8
Interest expense	9.5	7.6
Loss before reorganization costs and income taxes	(6.1)	(1.8)
Reorganization benefit	—	2.4

Income (loss) before income taxes	(6.1)	0.6
Income tax (benefit) expense	(0.5)	0.2

Net income (loss) available for common stockholders	(5.5)%	0.3%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.
     The table below summarizes operating expense data for the periods presented.

	Three months ended,
		March 31,	% variance
	March 31,	2005	favorable/
(in thousands)	2006	(restated)	(unfavorable)
Film exhibition costs	$37,275	$35,380	(5.4)%
Concession costs	$4,090	$3,596	(13.7)%
Other theatre operating costs	$50,606	$44,105	(14.7)%
General and administrative expenses	$5,781	$3,988	(45.0)%
Depreciation and amortization	$10,292	$8,241	(24.9)%
Gain on sales of property and equipment	$(144)	$—	—
     Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue. The increase in film exhibition costs for the three months ended March 31, 2006, was due to the increase in admissions for the period. As a percentage of admissions revenue, film exhibition costs were 51.4% for the three months ended March 31, 2006 as compared to 52.8% for the three months ended March 31, 2005 due to higher grossing films which carried a higher percentage cost in 2005.
     Concessions costs fluctuate with the changes in concessions revenue. As a percentage of concessions and miscellaneous revenues, concessions costs were 10.4% for the three months ended March 31, 2006 compared to 10.5% for the three months ended March 31, 2005.
     Other theatre operating costs for the three months ended March 31, 2006 increased 14.7% compared to the three months ended March 31, 2005 due to an increase in rental payments on completed theatres constructed during 2005, the higher cost of utilities compared to the same period in 2005 and the GKC acquisition. As a percentage of revenue, other theatre operating costs were 45.3% for the three months ended March 31, 2006 as compared to 43.6% for the three months ended March 31, 2005.
     General and administrative expenses for the three months ended March 31, 2006 increased 45.0% compared to the three months ended March 31, 2005 due to professional fees, including those related the restatement of our previously issued consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 and overall increases in other expenses related to the GKC acquisition. As a percentage of revenue, general and administrative expenses were 5.2% for the three months ended March 31, 2006 as compared to 3.9% for the three months ended March 31, 2005.
     Depreciation and amortization for the three months ended March 31, 2006 increased 24.9% compared to the three months ended March 31, 2005. This increase reflects the effect of new theatres constructed during 2005 that have been placed in service as well as the GKC acquisition.
     The gain on sales of property and equipment for the three months ended March 31, 2006 amounted to $144,000 compared to no gain or loss for the three months ended March 31, 2005. This change reflects the sale of real estate from assets held for sale during the current period.
     Operating Income. Operating income for the three months ended March 31, 2006 decreased 35.0% to $3.8 million compared to $5.9 million for the three months ended March 31, 2005. As a percentage of revenues, operating income for the three months ended March 31, 2006 and 2005 was 3.4% and 5.8%, respectively.
     Interest expense. Interest expense for the three months ended March 31, 2006 increased 37.2% to $10.6 million from $7.7 million for the three months ended March 31, 2005. The increase is related to higher interest rates on the term loan obtained through our debt refinancing that closed on May 19, 2005 as well as an increase in average debt outstanding due to the financing of the GKC acquisition.
     Income tax expense. We recognized income tax benefit of $0.6 million for the three months ended March 31, 2006, representing a combined federal and state effective tax rate of 8.8%, compared to income tax expense of $242,000 for the three months ended March 31, 2005, representing a combined federal and state effective tax rate of 42.7%. The change in the effective tax rate is a result of the tax benefit calculated at statutory rates on a projected annual pre-tax loss being offset by nondeductible items.
     Reorganization benefits. We recognized no reorganization benefit or expense for the three months ended March 31, 2006, compared to reorganization benefit of $2.4 million for the three months ended March 31, 2005.
Liquidity And Capital Resources
     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $26.0 million as of March 31, 2006, as compared to December 31, 2005 when our current liabilities exceeded our current assets by $27.2 million. The working capital deficit decreased due to higher revenues and a reduction in cash used for construction related activity. The existing deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our revolving credit agreement. At March 31, 2006, we had available borrowing capacity of $50 million under our revolving credit facility, except as explained below under the heading “Senior Secured Credit Facilities—Subsequent Event of Default.”
     Net cash used in operating activities was $4.1 million for the three months ended March 31, 2006 compared to $4.6 million for the three months ended March 31, 2005. This change is principally due to lower after tax income partially offset by a reduction in cash used for working capital items.
     Net cash used in investing activities was $4.0 million for the three months ended March 31, 2006 compared to net cash used in investing activities of $26.1 million for the three months ended March 31, 2005. This decrease was due to fewer construction projects in 2006.
     During the three months ended March 31, 2006, we made capital expenditures of approximately $4.6 million for the construction of three theatres and maintenance on our other theatres. Our total budgeted capital expenditures for 2006 are $25.3 million, which we anticipate will be funded by using operating cash flows, available cash from our revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, some or all of the auditoriums within the theatre must be closed, which results in lost revenue until the theatre is fully reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.
     For the three months ended March 31, 2006, net cash used in financing activities was $1.5 million compared to net cash used in financing activities of $9.0 million for the three months ended March 31, 2005. The decrease in cash used for the three months ended March 31, 2006 is due primarily to the reduction in the amount of treasury shares purchased in the first quarter of 2006 as compared to 2005, as well as receiving $4.5 million as funding of a financing obligation.
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
     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreements will be adequate to meet our liquidity needs. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under our senior secured credit facility, causing the lenders to declare all payments immediately due and payable.
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
     As of March 31, 2006, we were in compliance with all of the financial covenants as defined in our debt agreements.
     As of March 31, 2006, we did not have any off-balance sheet financing transactions.
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
     On June 6, 2006, we drew down $156 million of the $185 million delayed-draw term loan to repurchase our outstanding $150 million of 7.50% senior subordinated notes due 2014 and to repay related fees and expenses. The delayed-draw term loan has a maturity date of May 19, 2012. At this time, the portion of the delayed-draw term loan commitment which was not used for this repurchase was cancelled.

     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increase the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 are delivered to the lenders. In addition, this 0.50% per annum increase will remain in effect since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
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
     The interest rate for borrowings under the revolving credit facility for the initial six-month period is set from time to time at our option (subject to certain conditions set forth in the credit agreement) at either: (1) a specified base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the revolving credit facility are based on our consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the credit agreement) ranging from 1.50% to 2.25%. The rate at June 6, 2006 was 10.25%; on June 8, 2006, we converted the rate to a 90-day LIBOR-based rate, which was 8.52%. The final maturity date of the revolving credit facility is May 19, 2010.
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
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of March 31, 2006, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
•	our failure to pay principal on the loans when due and payable, or our failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the credit agreement); or

•	a breach or default by us or our subsidiaries on the payment of principal of any Indebtedness (as defined in the credit agreement) in an aggregate amount greater than $5.0 million.
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

     The fifth amendment also provides that until we have delivered to the lenders the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006, the maximum principal amount of indebtedness that we may incur under the $50 million revolving credit facility comprising part of the senior secured credit agreement is $10 million. In addition, the maximum principal amount of indebtedness that we may incur under the revolving credit facility will continue to be limited to $10 million since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, until such time as these unaudited financial statements are delivered.
     We filed our audited financial statements for the year ended December 31, 2005 on Form 10-K on August 4, 2006. In addition, we filed our amended Form 10-Q/As for the quarters ended June 30, 2005 and September 30, 2005 on August 4, 2006.
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
Recent Accounting Pronouncements
FIN 48
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

FSP 13-1
     In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as pre-opening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005, which is our first quarter in 2006 and had no effect on our financial statements for the quarter ended March 31, 2006.
FAS 154
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not currently contemplating an accounting change which would be impacted by SFAS 154.
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
     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of our management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding expected pricing levels, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	our ability to comply with covenants contained in our senior secured credit agreement;

•	our ability to maintain our Nasdaq listing;

•	our ability to operate at expected levels of cash flow;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified material weaknesses in internal over financial reporting;

•	the effect of our leverage on our financial condition; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit facility and our seven-year term loan credit facility are based on a structure that is priced over an index or rate option. An increase of 1% in interest rates would increase the interest expense on our $166.2 million term loan by approximately $1.7 million on an annual basis. An increase of 1% in interest rates would increase the interest expense on our $156.0 million delayed-draw term loan by approximately $1.6 million on an annual basis. If our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis.
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
     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.
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
     Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company identified the following material weaknesses in its internal control over financial reporting, which continued to exist as of March 31, 2006:
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
Plan of Remediation for Identified Material Weaknesses
     As of the end of the period covered by this quarterly report, the Company had not fully implemented the remediation described below. Accordingly, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the end of the first quarter of 2006.
     Subsequent to December 31, 2005, we made the following additional changes in our internal control over financial reporting in an effort to remediate the additional material weaknesses discussed above:
•	Our Controller reviews and approves all general ledger journal entries.

•	Revised processes, procedures and documentation standards relating to accounting for lease transactions.

•	Hired new personnel in the accounting and finance areas, including a new Chief Financial Officer and a new Assistant Controller.
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
     In addition to the foregoing, the Company’s planned remediation measures in connection with the material weaknesses described above include the following:
1.	We will require continuing education during 2006 for our accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices pertaining to lease transactions.

2.	We will utilize outside consultants, other than our independent registered public accounting firm, to assist management in its analysis of lease accounting transactions and related reporting and in the preparation of our financial statements.

3.	We will assess staffing levels and expertise in our accounting and finance areas and take the steps necessary to appropriately staff the accounting and finance departments.

4.	We will retain an outside consulting firm to perform detailed, accurate, and timely account analyses and reconciliations that will ensure that all account balances are accurate and properly supported. In addition, our Controller (or authorized delegate) will review and approve all general ledger journal entries.
     We, along with our Audit Committee, will consider additional items, or will alter the planned steps identified above as necessary, in order to further remediate these material weaknesses identified herein.
     Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2006, we made the following changes that materially affected or are reasonably likely to materially affect our internal control over financial reporting:
1.	Implemented an additional level of review to our final closing procedures which requires approval of all journal entries by our Controller.

2.	Revised processes, procedures and documentation standards relating to accounting for lease transactions.

3.	Hired new personnel in the accounting and finance areas, including a new Chief Financial Officer.

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
ITEM 1A. RISK FACTORS.
     There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Information regarding defaults upon our senior securities is contained in Note 5 of the notes to our condensed consolidated financial statements included herein and under the headings “Subsequent Event of Default” contained in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we have previously disclosed information regarding defaults upon our senior securities pursuant to Item 2.04 of the Company’s Form 8-K filed with the SEC on June 5, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with

Exhibit
Number	Description
Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Release and Consulting Services Agreement, dated as of March 31, 2006, by and between Carmike Cinemas, Inc. and Martin A. Durant (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.2	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 2 of our Notes to Consolidated Financial Statements (Unaudited) included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: August 18, 2006	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer)

Date: August 18, 2006	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: August 18, 2006	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President — Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Release and Consulting Services Agreement, dated as of March 31, 2006, by and between Carmike Cinemas, Inc. and Martin A. Durant (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.2	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 2 of our Notes to Consolidated Financial Statements (Unaudited) included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.