Form 10-Q
period 2006-06-30
CARMIKE CINEMAS INC
filed 2006-08-25
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-14993
CARMIKE CINEMAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or	58-1469127 (I.R.S. Employer Identification No.)
Organization)

1301 First Avenue, Columbus, Georgia	31901-2109
(Address of Principal Executive Offices)	(Zip Code)
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
As of August 15, 2006, 12,715,622 shares of common stock, par value $0.03 per share, were outstanding.

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
     The restatement adjustments increased previously reported accumulated deficit as of January 1, 2005 by $11.6 million, decreased previously reported net loss by $0.1 million for the three months ended June 30, 2005, and decreased net loss by $0.01 million for the six months ended June 30, 2005. The restatement does not affect our audited consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K, but it does affect our previously filed quarterly reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 and on Form 10-Q for the quarter ended September 30, 2005. We filed Forms 10-Q/A on August 4, 2006 for the quarters ended June 30, 2005 and September 30, 2005 to restate the three-month and year-to-date results in those quarters. On August 21, 2006, we filed our Form 10-Q for the quarter ended March 31, 2006, which included the restated results for the quarter ended March 31, 2005.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,586	$23,609
Restricted cash	2,286	3,602
Accounts and notes receivable	2,284	2,056
Inventories	2,104	1,802
Deferred income tax asset	6,029	6,029
Prepaid expenses	7,319	6,287

Total current assets	40,608	43,385

Investment in and advances to partnerships	3,860	3,763
Deferred income tax asset	45,054	42,344
Assets held for sale	6,037	5,434
Other	31,455	32,702
Property and equipment, net	551,284	569,947
Goodwill	38,460	38,460
Intangible assets, net	1,857	2,082

Total assets	$718,615	$738,117

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$15,879	$23,516
Accrued expenses	40,933	42,443
Dividends payable	—	2,154
Current maturities of long-term debt, capital leases and long-term financing obligations	3,215	2,435

Total current liabilities	60,027	70,548
Long-term liabilities:
Long-term debt, less current maturities	318,159	313,774
Capital leases and long-term financing obligations, less current maturities	115,760	115,809
Other	7,840	5,269

Total long-term liabilities	441,759	434,852
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,715,622 and 12,455,622 shares issued at June 30, 2006 and December 31, 2005, respectively and 12,434,658 and 12,309,002 shares outstanding at June 30, 2006 and December 31, 2005, respectively	382	374
Paid-in capital	297,103	297,256
Treasury stock, 280,964 and 146,620 shares at cost at June 30, 2006 and December 31, 2005, respectively	(8,258)	(5,210)
Accumulated deficit	(72,398)	(59,703)

Total stockholders’ equity	216,829	232,717

Total liabilities and stockholders’ equity	$718,615	$738,117

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
	2006	(restated)	2006	(restated)
Revenues
Admissions	$84,874	$78,780	$157,439	$145,832
Concessions and other	45,455	41,005	84,635	75,173

	130,329	119,785	242,074	221,005

Costs and Expenses
Film exhibition costs	47,833	46,920	85,108	82,302
Concession costs	5,251	4,447	9,341	8,043
Other theatre operating costs	49,488	47,203	100,096	91,308
General and administrative expenses	9,752	4,354	15,533	8,342
Depreciation and amortization	10,476	9,789	20,768	18,030
Gain on sales of property and equipment	(293)	(424)	(437)	(426)

	122,507	112,289	230,409	207,599

Operating income	7,822	7,496	11,665	13,406
Other expenses
Interest expense	11,646	8,332	22,259	16,067
Loss on extinguishment of debt	4,811	5,795	4,811	5,795

Loss before reorganization costs and income taxes	(8,635)	(6,631)	(15,405)	(8,456)
Reorganization benefit (expense)	—	(3)	—	2,388

Loss before income taxes	(8,635)	(6,634)	(15,405)	(6,068)
Income tax benefit	(2,114)	(4,255)	(2,710)	(4,013)

Net loss	$(6,521)	$(2,379)	$(12,695)	$(2,055)

Weighted average shares outstanding:
Basic	12,402	12,212	12,370	12,175

Diluted	12,402	12,212	12,370	12,175

Net loss per common share:
Basic	$(0.53)	$(0.19)	$(1.03)	$(0.17)

Diluted	$(0.53)	$(0.19)	$(1.03)	$(0.17)

Dividend declared per common share.	$—	$0.18	$0.18	$0.35

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Six Months Ended
	June 30,
		2005
	2006	(restated)
Operating Activities
Net loss	$(12,695)	$(2,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,768	18,030
Amortization of debt issuance costs	1,322	1,113
Deferred income taxes	(2,710)	(1,446)
Stock-based compensation	2,031	1,728
Reorganization items	—	(2,388)
Loss on extinguishment of debt	4,811	3,820
Gain on sales of property and equipment	(437)	(426)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(530)	(527)
Prepaid expenses	(1,129)	(13,820)
Accounts payable	(6,637)	(10,384)
Accrued expenses and other liabilities	1,153	2,015

Net cash provided by (used in) operating activities	5,947	(4,340)
Investing Activities
Purchases of property and equipment	(11,509)	(55,885)
Acquisition of GKC Theatres’ stock, net of cash acquired	—	(61,596)
Release of other restricted cash	316	—
Proceeds from sales of property and equipment	1,201	1,706

Net cash used in investing activities	(9,992)	(115,775)
Financing Activities
Additional borrowings	156,000	175,000
Repayments of long-term debt	(150,836)	(104,202)
Repayments of liabilities subject to compromise	—	(958)
Repayments of capital leases and long-term financing obligations	(588)	(2,916)
Proceeds from long-term financing obligations	6,317	7,521
Debt issuance costs	(2,493)	—
Purchase of treasury stock	(3,048)	(5,210)
Dividends paid	(4,330)	(4,282)

Net cash provided by financing activities	1,022	64,953

Decrease in cash and cash equivalents	(3,023)	(55,162)
Cash and cash equivalents at beginning of period	23,609	56,944

Cash and cash equivalents at end of period	$20,586	$1,782

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES For the Three and Six Months Ended June 30, 2006 and 2005
NOTE 1 — RESTATEMENTS
     The Carmike Cinemas, Inc. consolidated financial statements for the three and six months ended June 30, 2005 and incorporated herein include two restatements. The first restatement was filed on November 10, 2005 on Form 10-Q/A and is referenced below as “Amendment 1.” The second restatement was filed on August 4, 2006 on Form 10-Q/A and is referenced below as “Amendment 2.”
Amendment 1
     Previously issued financial statements for the years ended December 31, 2003 and 2004 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes. We have determined that a portion of accrued stock compensation expense for stock issuable under the Carmike Cinemas, Inc. 2002 stock plan and certain bonus payments were treated as being fully tax deductible in our financial statements. The stock compensation expense is being accrued over the five year requisite service period and the bonuses are accrued in the performance year, in accordance with generally accepted accounting principles. Internal Revenue Code Section 162(m) limits a taxpayer’s deduction for non-performance based compensation to $1 million on an annual basis for covered employees. Generally, an employee’s salary and bonus (unless, with respect to bonuses, certain shareholder approval requirements are satisfied) are considered non-performance based compensation. Because cash compensation to a covered employee exceeded $1 million in certain periods and because the combination of cash and stock compensation is expected to exceed the $1 million limitation in the period in which the stock grants become deductible for tax purposes, a portion of the cash compensation expense was non-deductible and a portion of the stock compensation expense is expected to be non-deductible. As a result, no tax benefit should be attributed to the non-deductible portion of the compensation expense in the year in which it is reported in the financial statements. Because our previously issued financial statements reported a tax benefit for the full amount of the compensation expense, a correction to our previously issued financial statements is required. These accounting errors resulted in the understatement of income tax expense and the overstatement of deferred tax assets. The restatement adjustments, which decreased the net loss by $1.6 million for the three and six months ended June 30, 2005, are non-cash and had no effect on operating cash flows or our compliance with its debt covenants.
     A summary of the significant effects of the restatements are as follows:
     Consolidated Statement of Operations effects:

	For the three months ended		For the six months ended
	June 30, 2005		June 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Operations
Income tax benefit	$(2,723)	$(4,348)	$(2,395)	$(4,022)
Net loss	(4,121)	(2,496)	(3,687)	(2,060)
Loss per common share:
Basic	(0.34)	(0.20)	(0.30)	(0.17)
Diluted	(0.34)	(0.20)	(0.30)	(0.17)
Amendment 2
     During the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, the quarter ended March 31, 2005, and each of the quarters ended June 30, 2005 and 2004 and September 30, 2005 and 2004 to correct for errors in the financial statements related to our failure to properly account for certain lease related transactions. The following errors in the application of generally accepted accounting principles to lease transactions have been corrected:

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
     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during 2005, we incorrectly recorded journal entries regarding directors fees, discount ticket and other revenue, capitalized interest, and accrued expense. During 2004, we incorrectly recorded journal entries regarding other revenue and accrued expenses. These errors impact the quarterly results of operations presented in this Form 10-Q.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 have been restated to adjust for the errors noted above. These restatements reflect a $11.6 million increase to accumulated deficit at January 1, 2005 as well as adjustments to deferred tax assets, net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses, and accrued expenses. Adjustments were also made to reflect the tax effect of the restatement adjustments.

     In addition, we revised our presentation of dividends declared totaling $2.2 million and $4.3 million for the three and six months ended June 30, 2005, respectively, to present the charge as a reduction of paid-in capital, rather than increase in Accumulated deficit.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Basic	0.01	0.00
Diluted	0.01	0.00
     A summary of the significant effects of the restatements is found below and on the following pages :
Consolidated Statement of Operations and Cash Flows effects:

	For the three months ended
	June 30, 2005
	As Previously
	Reported (1)	As Restated
Consolidated Statements of Operations
Concessions and other	$40,989	$41,005
Total revenues	119,769	119,785
Other theater operating costs	47,744	47,203
General and administrative expenses	5,607	4,354
Depreciation and amortization	9,733	9,789
Gain on sales of property and equipment and termination of capital lease	(424)	(424)
Operating income	5,742	7,496
Interest expense	6,788	8,332
Income tax benefit	(4,348)	(4,255)
Net loss	(2,496)	(2,379)
Loss per common share: Basic	(0.20)	(0.19)
Loss per common share: Diluted	(0.20)	(0.19)

	For the six months ended
	June 30, 2005
	As Previously
	Reported (1)	As Restated
Consolidated Statements of Operations
Admissions	$146,349	$145,832
Concessions and other	75,103	75,173
Total revenue	221,452	221,005
Other theater operating costs	92,178	91,308
General and administrative expenses	10,675	8,342
Depreciation and amortization	17,997	18,030
Gain on sales of property and equipment and termination of capital lease	(426)	(426)
Operating income	10,683	13,406
Interest expense	13,358	16,067
Income tax benefit	(4,022)	(4,013)
Net loss	(2,060)	(2,055)
Loss per common share: Basic	(0.17)	(0.17)
Loss per common share: Diluted	(0.17)	(0.17)

Consolidated Statement of Cash Flows effects:

	For the six months ended
	June 30, 2005
	As Previously
	Reported (1)	As Restated
Consolidated Statements of Cash Flows
Net cash used in operating activities	$(6,835)	$(4,340)
Net cash used in investing activities	(109,466)	(115,775)
Net cash provided by financing activities	60,946	64,953

(1)	As previously reported on form 10-Q/A filed November 10, 2005 to restate income tax expense (benefit) and deferred taxes and referred to above as Amendment 1.
NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. We have prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of June 30, 2006, and the results of operations for the three and six month periods ending June 30, 2006 and 2005 and the cash flows for the six month periods ending June 30, 2006 and 2005. Except for the restatement adjustments described in Note 1, all adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during fiscal 2006, except for the adoption of statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”) as noted in “Stock-Based Compensation” below. We have revised our presentation of certain items within the investing activities section of the consolidated statement of cash flows for the six months ended June 30, 2005.
     Proceedings under Chapter 11. On August 8, 2000, we and our subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, we were required to report in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (1) pre-petition liabilities that are subject to compromise be segregated in our consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with our reorganization in the Consolidated Statements of Operations. We emerged from the Chapter 11 Cases pursuant to our plan of reorganization effective on January 31, 2002. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
     Reorganization benefit (expense) for the three and six month periods ended June 30, 2005 is as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Change in estimate for general unsecured claims	—	391
Settlement of accrued professional fees	(3)	1,997

	$(3)	$2,388

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

     Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
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
     We have not granted any stock options during the three or six months ended June 30, 2006. If and when we grant stock options in the future, we will consider the guidance in SAB 107 regarding the assumptions used to calculate their estimated fair value. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards.
     We may also issue restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period, thus we recognize compensation expense over the one to three year period equal to the grant date value of the shares awarded to the employee. Should the non-vested awards include performance or market conditions, we will examine the appropriate requisite service period to recognize the cost associated with the award on a case by case basis.
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
     No options were granted during the three or six months ended June 30, 2006. The following table provides the fair value of the options granted during the six months ended June 30, 2005 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value:

Six Months
Ended
June 30, 2005
Expected term (years)	9.0
Risk-free interest rate	4.40%
Expected dividend yield	2.76%
Expected volatility	0.40
     Had compensation cost for the three and six months ended June 30, 2005 been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”), utilizing the assumptions detailed above, our pro forma net loss and pro forma basic and diluted loss per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(restated)	(restated)
Net loss:
As reported	$(2,379)	$(2,055)
Plus: expense recorded on deferred stock compensation, net of related tax effects	669	1,683
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,063)	(2,331)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(restated)	(restated)
Pro forma — for SFAS No. 123	$(2,773)	$(2,703)

Basic net loss per common share:
As reported	$(0.19)	$(0.17)

Pro forma — for SFAS No. 123	$(0.23)	$(0.22)

Diluted net loss per common share:
As reported	$(0.19)	$(0.17)

Pro forma — for SFAS No. 123	$(0.23)	$(0.22)

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
NOTE 3 — DESCRIPTION OF BUSINESS
     Our primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. We consider ourselves to be in a single reportable segment. Substantially all revenues are received in cash and credit cards and are recognized as income at the point of sale. Ten major distributors in the motion picture industry produced films which accounted for approximately 90% of admissions revenue.
NOTE 4 — ACQUISITION OF GKC THEATRES
     On May 19, 2005, we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million, adjusted for working capital of $3.9 million. The GKC Theatres acquisition upholds our traditional focus by taking advantage of opportunistic small market acquisitions. The consolidated financial statements for the three and six month periods ended June 30, 2005 include the operating results for the period from acquisition date through June 30, 2005. Pursuant to SFAS 141, Business Combinations (“SFAS 141”), we applied purchase accounting to the transaction, resulting in recognition of additional property and equipment of $54.1 million. We recognized additional goodwill and other intangibles of approximately $17.5 million from the transaction. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
     Actual cash paid at closing was $58.4 million. As stipulated, in the purchase agreement, the remainder of the purchase price, $3.2 million, was set aside in an escrow account. The $3.2 million escrow has been classified as restricted cash in our consolidated balance sheet. The current escrow amount of $1.0 million was settled during and remitted to the GKC stockholders in the first quarter of 2006 while the short-term escrow amount of $2.2 million is to be settled within 18 months of the date of acquisition, which is expected to be on or before November 2006, subject to certain outstanding claims.
Pro Forma Results of Operations
     The following pro forma results of operations for the three and six months ended June 30, 2005 assume the acquisition occurred at the beginning of the fiscal year January 1, 2005 and reflects the full results of operations for the three month and six month periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.
     (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(restated)	(restated)
Revenues	$124,749	$238,081
Income from operations	$6,863	$14,257
Net Income (loss)	$(2,916)	$(1,992)
Earnings per share:
Basic	$(0.24)	$(0.16)
Diluted:	$(0.24)	$(0.16)
NOTE 5 — DEBT
     Debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Term loan	$165,374	$166,225
Delayed draw term loan	156,000	—
7.500% senior subordinated notes	—	150,000

	321,374	316,225
Current maturities	(3,215)	(2,451)

	$318,159	$313,774

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
     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increase the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 are delivered to the lenders. In addition, this 0.50% per annum increase will remain in effect since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue in effect if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, or until such time as these unaudited financial statements are delivered.

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
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed-draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of June 30, 2006, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
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
     The fifth amendment also provides that until we have delivered to the lenders the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006, the maximum principal amount of indebtedness that we may incur under the $50 million revolving credit facility comprising part of the senior secured credit agreement is $10 million. In addition, the maximum principal amount of indebtedness that we may incur under the revolving credit facility will continue to be limited to $10 million since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue to be so limited if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, or until such time as these unaudited financial statements are delivered.
     We filed our audited financial statements for the year ended December 31, 2005 on Form 10-K on August 4, 2006. In addition, we filed our unaudited financial statements for the quarter ended March 31, 2006 on Form 10-Q on August 21, 2006 and our amended Forms 10-Q/A for the quarters ended June 30, 2005 and September 30, 2005 on August 4, 2006.

     The amendments provide for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted our existing undrawn $185 million delayed-draw term loan commitment to be used to repay or repurchase our outstanding $150 million of 7.50% senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. These notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million. The delayed-draw term loan has a maturity date of May 19, 2012. See “7.50% Senior Subordinated Notes” below.
     Covenant Compliance
     As of June 30, 2006, we were in compliance with all of the financial covenants in our senior secured credit agreement. While we currently believe that we will remain in compliance with these financial covenants as of September 30, 2006 and December 31, 2006 based on current projections, it is reasonably possible that we may not comply with some or all of our financial covenants as of these future dates. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending in the quarters ended September 30, 2006 and December 31, 2006. We could also seek future waivers or amendments to the senior secured credit agreement in order to avoid non-compliance; however, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial covenants or if we fail to obtain future waivers or amendments to the senior secured credit agreement, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate our revolving credit facility and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.
7.50% Senior Subordinated Notes
     On February 4, 2004, we completed an offering of $150.0 million in aggregate principal amount of 7.50% senior subordinated notes due February 15, 2014 to institutional investors. As discussed further below, on June 6, 2006, we drew down $156 million on our delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.
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
NOTE 6 — INCOME TAXES
     As described in Note 1 of the notes to our interim condensed consolidated financial statements, previously issued financial statements as of and for the three- and six-month periods ended June 30, 2005 have been restated to reflect adjustments to income tax expense (benefit) and deferred taxes.

     At June 30, 2006, we had deferred tax assets of approximately $51.1 million remaining. The income tax benefit of approximately $2.7 million for the six months ended June 30, 2006, reflects a combined federal and state effective tax rate of 17.6%. The effective tax rate has decreased from 66.1% for the six months ended June 30, 2005 due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book loss. Our effective rate for the six months ended June 30, 2006 is 17.6% compared to 8.8% for the three months ended March 31, 2006, due to a revision in our estimated annual pre-tax loss.
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
     We have federal and state net operating loss carryforwards of approximately $99.0 million which will begin to expire in the year 2020.
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
     The following table sets forth the summary of option activity under our stock option plans for the six months ended June 30, 2006:

		Weighted	Weighted
	Number	Average	Average
	of Shares	Exercise Price	Fair Value
Balance, December 31, 2005	335,000	$28.58	$16.50
Granted	—	—	—
Exercised	—	—	—
Settled (1)	(25,000)	$21.79	12.82
Forfeited (1)	(60,000)	$29.86	17.30
Expired	—	—	—

Balance, June 30, 2006	250,000	$28.95	$16.67

(1)	In the six months ended June 30, 2006, we recorded a $104,000 charge related to the Release and Consulting Agreement entered into with our former Chief Financial Officer (“CFO”) which provided that the former CFO shall be paid the cash equivalent for 25,000 vested stock options granted under Carmike’s 2002 Stock Plan based on the difference between the strike price of $21.74 and the then-market price of $25.36 on December 31, 2005, the date at which the options vested. All of the former CFO’s remaining options were forfeited without regard to vesting.
     Information regarding stock options outstanding at June 30, 2006 is summarized below:

	Options Outstanding		Options Exercisable
	Number of	Weighted Average Remaining		Weighted Average
Prices	Shares	Contractual Life (Years)	Number of Shares	Fair Value
$19.95	10,000	6.38	10,000	$11.59
$21.40	5,000	6.93	5,000	$12.42
$21.79	100,000	6.69	50,000	$12.82
$22.05	5,000	9.37	5,000	$11.66
$35.63	125,000	7.47	41,668	$20.49
$37.46	5,000	7.76	5,000	$17.54

Totals	250,000	7.39	116,668	$15.59

     The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006 was approximately $11,300. As of June 30, 2006 there was approximately $536,000 in unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of approximately 0.7 years.
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
     We delivered 324,110 shares to management on January 31, 2006 and 367,250 shares to management on January 31, 2005 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, we retained 134,344 and 146,620 of these shares respectively in treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipients.
     The following table summarizes the activity in the 2002 Stock Plan since January 1, 2005 and its status at June 30, 2006:

		Status at June 30, 2006

	Grants and	Shares Earned,	Shares Earned	Shares
	Forfeitures (1)	Pending Vesting	and Awarded	Forfeited

Balance at January 1, 2005:	984,360	628,110	356,250	37,770
Grants and forfeitures in 2006:
Shares granted to senior management	7,500	7,500

Total grants, net of forfeitures	991,860	635,610	356,250	37,770

(1)	There were no grants or forfeitures in 2005 and no forfeitures in 2006.
     As of June 30, 2006 there was approximately $2.0 million of total unrecognized compensation costs related to non-vested share grants under the Plans. The costs are expected to be recognized over a weighted average period of approximately 0.4 years.
     We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method under which prior periods are not revised for comparative purposes. Prior to fiscal year 2006, we accounted for our stock-based compensation plans under APB 25. Reflected in the Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 is $1.0 million and $588,000, respectively, of stock-based employee compensation costs and for the six months ended June 30, 2006 and 2005 is $2.0 million and $1.7 million, respectively, of stock-based employee compensation costs. The following table outlines the costs incurred for the three and six months ended June 30, 2006 and 2005 related to stock-based employee compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
	2006	(restated)	2006	(restated)
Costs related to stock options	$163,000	$—	$327,000	$—
Costs related to stock grants
Service vesting grants	811,000	804,000	1,625,000	1,608,000
Performance vesting grants	9,000	(216,000)	79,000	120,000

Total stock compensation costs	$983,000	$588,000	$2,031,000	$1,728,000

NOTE 8 — EARNINGS PER SHARE
     Earnings per share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents for each period. Due to losses in all periods presented, there were no dilutive shares.
     Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 7 of the notes to our interim condensed consolidated financial statements. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
	2006	(restated)	2006	(restated)
Outstanding shares	12,435	12,309	12,414	12,276
Less restricted stock issued	(33)	(97)	(44)	(101)

Basic shares outstanding	12,402	12,212	12,370	12,175
Dilutive shares:
Restricted stock awards	—	—	—	—
Stock options	—	—	—	—

	12,402	12,212	12,370	12,175

Earnings per share:
Basic	$(0.53)	$(0.19)	$(1.03)	$(0.17)

Diluted	$(0.53)	$(0.19)	$(1.03)	$(0.17)

     Anti-dilutive restricted stock grants and options to purchase common stock outstanding were excluded from the above calculations for the three and six months ended June 30, 2006 and 2005. Anti-dilutive restricted stock grants and options totaled 206,000 and 462,000 for the three months ended June 30, 2006 and 2005, respectively, and 192,000 and 449,000 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 9 — LEGAL PROCEEDINGS
     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act (“ADA”) violations. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, on us.
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
     FIN 48 requires that we make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis. We are still in the process of assessing the impact that the adoption of FIN 48 may have on our consolidated results of operations, cash flows or financial position.
FSP 13-1
     In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as pre-opening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005, which is our first quarter in 2006 and had no effect on our financial statements for the three and six month periods ended June 30, 2006.
FAS 154
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not currently contemplating an accounting change which would be impacted by SFAS 154.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESTATEMENTS
     The Carmike Cinemas, Inc. consolidated financial statements for the three and six months ended June 30, 2005 incorporated herein include two restatements. The first restatement was filed on November 10, 2005 on Form 10-Q/A. The second restatement of our financial statements for the three and six month periods ended June 30, 2005 was filed on August 4, 2006 and is referenced below as “Amendment 2.”
Amendment 2
     During the second quarter of 2006, we determined that it was necessary to restate our previously issued financial statements for each of the years ended December 31, 2004 and 2003, and each of the quarters ended March 31, 2005, June 30, 2005 and 2004, and September 30, 2005 and 2004 to correct for errors in the financial statements related to our failure to properly account for certain lease related transactions. The following errors in the application of generally accepted accounting principles to lease transactions have been corrected:
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
     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during

2005, we incorrectly recorded journal entries regarding directors fees, discount ticket and other revenue, capitalized interest, and accrued expenses. These errors impact the quarterly results of operations presented in this Form 10-Q.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005 have been restated to adjust for the errors noted above. These restatements reflect a $11.6 million increase to accumulated deficit at January 1, 2005 as well as adjustments to deferred tax assets, net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses, and accrued expenses.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Basic	0.01	—
Diluted	0.01	—
GKC THEATRES ACQUISITION
     On May 19, 2005, we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million. Our consolidated financial statements as of the three and six month periods ended June 30, 2005, include the operating results of GKC Theatres beginning with the acquisition date. With the GKC Theatres acquisition, we added 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.
RESULTS OF OPERATIONS
     Comparison of Three and Six Months Ended June 30, 2006 and 2005
     Revenues.
     We collect substantially all of our revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Average theatres	296	302	298	292
Average screens	2,455	2,385	2,465	2,281
Average attendance per screen	6,456	6,208	12,012	12,083
Average admission price	$5.36	$5.32	5.32	$5.31
Average concession sales per patron	$2.86	$2.77	2.86	$2.72
Total attendance (in thousands)	15,849	14,807	29,610	27,561
Total revenues (in thousands) (restated)	$130,329	$119,785	$242,074	$221,005
     Total revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 increased 8.8%. This increase is due to a 7.0% increase in total attendance and increases in average admission and concession prices. Total revenues for the six months ended June 30, 2006 increased 9.5%. This increase is due to a 7.4% increase in total attendance and increases in average admission and concession prices. The increase in attendance was driven by the better box office performance of many films during the three and six months ended June 30, 2006, as well as increases in the average number of screens in operation for the respective periods. We operated 295 theatres with 2,455 screens as of June 30, 2006 compared to 311 theatres with 2,471 screens as of June 30, 2005.

     The table below shows the activity of theatre openings, closures and acquisitions for the three months ended June 30, 2006.

			Average
			Screens/
	Theatres	Screens	Theatre
Total at March 31, 2006	297	2,454	8.3
Opens/reopens	2	22
Closures	(4)	(21)

Total at June 30, 2006	295	2,455	8.3
     The closures shown above were the result of normal lease expirations. We incurred no additional liability due to these closures. Closures generally occur in markets in which we have another theatre or have closed the theatre for remodeling or expansion.
     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Admissions	65.1%	65.8%	65.0%	66.0%
Concession & other revenue	34.9	34.2	35.0	34.0
Total revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	56.4%	59.6%	54.1%	56.4%
Concession costs (2)	11.6	10.8	11.0	10.7
Other theatre operating costs	38.0	39.4	41.3	41.3
General and administrative	7.5	3.6	6.4	3.8
Depreciation and amortization	8.0	8.2	8.5	8.2
Gain on sales of property and equipment	(0.2)	(0.4)	(0.2)	(0.2)
Total costs and expenses	94.0	93.7	95.2	93.9
Operating income	6.0	6.3	4.8	6.1
Interest expense	8.9	7.0	9.2	7.3
Loss on extinguishment of debt	3.7	4.8	2.0	2.6
Loss before reorganization costs and income taxes	(6.6)	(5.5)	(6.4)	(3.8)
Reorganization expense	0.0	0.0	0.0	(1.1)
Net loss before income taxes	(6.6)	(5.5)	(6.4)	(2.7)
Income tax benefit	(1.6)	(3.6)	(0.6)	(1.8)
Net loss	(5.0)%	(2.0)%	(5.8)%	(0.9)%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.
     The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the six months ended
			% variance			% variance
	June 30,	June 30,	favorable/	June 30,	June 30,	favorable/
(in thousands)	2006	2005	(unfavorable)	2006	2005	(unfavorable)
		(restated)			(restated)
Film exhibition costs	$47,833	$46,920	(1.9)%	$85,108	$82,302	(3.4)%
Concession costs	$5,251	$4,447	(18.1)%	$9,341	$8,043	(16.1)%
Other theatre operating costs	$49,488	$47,203	(4.8)%	$100,096	$91,308	(9.6)%
General and administrative expenses	$9,752	$4,354	(124.0)%	$15,533	$8,342	(86.2)%
Depreciation and amortization	$10,476	$9,789	(6.2)%	$20,768	$18,030	(14.8)%
Gain on sales of property and equipment	$(293)	$(424)	(30.9)%	$(437)	$(426)	2.6%

     Film Exhibition Costs. Film exhibition costs generally fluctuate in direct relation to the increases and decreases in admissions revenue. The decrease in film exhibition costs on a percentage basis for the three months ended June 30, 2006, was due to a decrease in per-film rental rates. As a percentage of admissions revenue, film exhibition costs were 56.4% for the three months ended June 30, 2006 as compared to 59.6% for the three months ended June 30, 2005 and 54.1% for the six months ended June 30, 2006 as compared to 56.4% for the six months ended June 30, 2005. The top five films during the second quarter of 2006 represented 43.6% of the total box office for the quarter and had an average film exhibition cost of 56.4%. The top five films for the second quarter 2005 represented 42.3% of the total box office and had an average film exhibition cost of 61.2%.
     Film exhibition costs for the three months ended June 30, 2006 increased 1.9% to $47.8 million from $46.9 million for the three months ended June 30, 2005. Film exhibition costs for the six months ended June 30, 2006 increased 3.4% to $85.1 million from $82.3 million for the six months ended June 30, 2005. The increase is due to an increase in admission revenues of $6.1 million and $11.6 million for the three and six months ended June 30, 2006, respectively, over the same period for 2005, offset somewhat by lower film rent percentages on the products played during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005.
     Concession Costs. Concession costs fluctuate with the changes in concessions revenue. As a percentage of concessions and other revenues, concession costs increased to 11.6% of concession and other revenue for the three months ended June 30, 2006, as compared to 10.8% of concession and other revenue for the three months ended June 30, 2005. Concession costs, as a percentage of concessions and other revenues for the six months ended June 30, 2006, were 11.0% as compared to 10.7% for the six months ended June 30, 2005. We continue to focus on limited, high margin product offerings such as popcorn and soft drinks to keep our concession costs low.
     Other Theatre Operating Costs. Other theatre operating costs for the three months ended June 30, 2006 increased 4.8% compared to the three months ended June 30, 2005. The increase for the three month period ending June 30, 2006 was a result of higher occupancy costs, increased travel, training, point of sales conversion costs and supplies relating to the GKC Theatres acquisition. Other theatre operating costs for the six months ended June 30, 2006 increased 9.6% compared to the six months ended June 30, 2005. The increase was a result of the items noted above as well as increases in rents related to new theatre openings, repairs and replacements.
     General and Administrative Expenses. General and administrative expenses for the three months and six months ended June 30, 2006 increased 124.0% and 86.2% compared to the three months and six months ended June 30, 2005, respectively. The increase is due to an increase in professional fees associated with our restatements of prior period results and a full period of higher salaries due to the GKC Theatres acquisition, which was partially offset by decreases in travel and conversion expenses related to the GKC Theatres acquisition.
     Depreciation and Amortization. Depreciation and amortization expenses for the three months ended June 30, 2006 increased 6.2% compared to the three months ended June 30, 2005. This increase reflects the purchases and construction of fixed assets during 2006 and depreciation for the entire period on the fixed assets acquired with the GKC Theatres acquisition and depreciation on large projects. Depreciation and amortization for the six months ended June 30, 2006 increased 14.8% compared to the six months ended June 30, 2005. This reflects an increase in assets placed in service due to completed construction projects and depreciation on the fixed assets of GKC Theatres.
     Gain on sales of property and equipment. The gain on sales of property for the three months ended June 30, 2006 amounted to $293,000 compared to a $424,000 gain for the three months ended June 30, 2005. The gain on sales of property for the six months ended June 30, 2006 amounted to $437,000 compared to a $426,000 gain for the six months ended June 30, 2005. Each of these gains reflects the sale of real estate from assets held for sale during the current period.
     Operating Income. Operating income for the three months ended June 30, 2006 increased 4.3% to $7.8 million compared to $7.5 million for the three months ended June 30, 2005. As a percentage of revenues, operating income for the three months ended June 30, 2006 was 6.0% compared to 6.3% for the three months ended June 30, 2005. Operating income, as a percentage of revenues, for the six months ended June 30, 2006 was 4.8% compared to 6.1% for the six months ended June 30, 2005. The decrease in operating income as a percentage of revenue is primarily due to the increase in general and administrative expenses, as discussed above.

     Interest expense. Interest expense for the three months ended June 30, 2006 increased 39.8% to $11.6 million from $8.3 million for the three months ended June 30, 2005. The increase is related to higher indebtedness related to the GKC Theatres acquisition obtained through a refinancing of our credit facility that closed on May 19, 2005, and higher rates of interest on the delayed-draw term loan used to repurchase the 7.50% senior subordinated notes, which is more fully described under “Liquidity and Capital Resources — Credit Facilities”. Interest expense for the six months ended June 30, 2006 increased 38.5% to $22.3 million compared to $16.1 million for the six months ended June 30, 2005 for the same reasons noted above.
     Loss on extinguishment of debt. The repurchase of our 7.50% senior subordinated notes on June 4, 2006 resulted in a write-off of deferred loan fees of $4.8 million for the three and six month periods ended June 30, 2006. The refinancing of our credit facilities resulted in the write-off of $3.8 million of loan fees related to our February 4, 2004 credit facilities. The $5.8 million loss on extinguishment of debt for the three and six month periods ended June 30, 2005 also included a $2.0 million pre-payment premium on the retirement of our former $100.0 million term loan.
     Reorganization expense (benefit). Insignificant activity occurred for the three months ended June 30, 2005. We recognized a reorganization benefit of $2.4 million for the six months ended June 30, 2005 related to the reversal of accrued professional fees. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.
     Income tax expense. We recognized an income tax benefit of $2.7 million for the six months ended June 30, 2006, representing a combined federal and state effective tax rate of 17.6%, compared to income tax benefit of $4.0 million for the six months ended June 30, 2005, representing a combined federal and state tax effective rate of 66.1%. The effective tax rate has decreased due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book loss. Our effective rate for the six months ended June 30, 2006 is 17.6% compared to 8.8% for the three months ended March 31, 2006, due to a revision in our estimated annual pre-tax loss.
LIQUIDITY AND CAPITAL RESOURCES
     Our revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $20.3 million as of June 30, 2006, as compared to December 31, 2005 when our current liabilities exceeded our current assets by $27.2 million. The decrease in working capital deficit is related to higher revenues during the first six months of 2006, decreased use of cash for construction related activity and no acquisition-related expenditures in 2006. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our new revolving credit agreement. As of June 30, 2006, we had $321 million outstanding under our senior secured credit facility in addition to available borrowing capacity of $50 million under our revolving credit facility (except as explained below in Credit Facilities — Event of Default).
     During the six months ended June 30, 2006, we made capital expenditures of approximately $11.5 million. Our total budgeted capital expenditures for 2006 are $25.3 million, which we anticipate will be funded by using operating cash flows, available cash from our revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.
     Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2006 compared to net cash used in operating activities of $4.3 million for the six months ended June 30, 2005. This change is principally due to higher depreciation and amortization, primarily associated with the assets acquired from GKC Theaters, recent construction activity and a reduction in cash used for working capital items, partially offset by an increase in our net loss.
     We delivered 260,000 shares to management on January 31, 2006 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, we retained 134,344 of these shares in the treasury and remitted the corresponding tax withholding in cash ($3.0 million) on behalf of the stock recipients.

     Net cash used in investing activities was $10.0 million for the six months ended June 30, 2005 compared to $115.8 million for the six months ended June 30, 2005. This decreased use of cash is related to the acquisition of GKC Theatres for a net purchase price of $61.6 million in 2005 and fewer construction projects in 2006. We have projects under construction that will result in 22 additional screens at 2 new theatres.
     For the six months ended June 30, 2006, net cash provided by financing activities was $1.0 million compared to net cash provided by financing activities of $65.0 million for the six months ended June 30, 2005. The decrease in cash provided by financing activities is due to the refinancing of our credit facilities on May 19, 2005 (as described below) to fund the GKC Theatres acquisition in 2005.
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
     As of June 30, 2006, we did not have any off-balance sheet financing transactions.
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

     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increase the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 are delivered to the lenders. In addition, this 0.50% per annum increase will remain in effect since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue in effect if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, or until such time as these unaudited financial statements are delivered.
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
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed-draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of June 30, 2006, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
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
     The fifth amendment also provides that until we have delivered to the lenders the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006, the maximum principal amount of indebtedness that we may incur under the $50 million revolving credit facility comprising part of the senior secured credit agreement is $10 million. In addition, the maximum principal amount of indebtedness that we may incur under the revolving credit facility will continue to be limited to $10 million since we were unable to deliver our unaudited financial statements for the quarter ended June 30, 2006 by August 14, 2006 and will continue to be so limited if we are unable to deliver our unaudited financial statements for the quarter ended September 30, 2006 by November 14, 2006, or until such time as these unaudited financial statements are delivered.
     We filed our audited financial statements for the year ended December 31, 2005 on Form 10-K on August 4, 2006. In addition, we filed our unaudited financial statements for the quarter ended March 31, 2006 on Form 10-Q on August 21, 2006 and our amended Forms 10-Q/A for the quarters ended June 30, 2005 and September 30, 2005 on August 4, 2006.
     The amendments provide for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted our existing undrawn $185 million delayed-draw term loan commitment to be used to repay or repurchase our outstanding $150 million of 7.50% senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. These notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million. The delayed-draw term loan has a maturity date of May 19, 2012. See “7.50% Senior Subordinated Notes” below.
     Covenant Compliance
     As of June 30, 2006, we were in compliance with all of the financial covenants in our senior secured credit agreement. While we currently believe that we will remain in compliance with these financial covenants as of September 30, 2006 and December 31, 2006 based on current projections, it is reasonably possible that we may not comply with some or all of our financial covenants as of these future dates. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending in the quarters ended September 30, 2006 and December 31, 2006. We could also seek future waivers or amendments to the senior secured credit agreement in order to avoid non-compliance; however, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial covenants or if we fail to obtain future waivers or amendments to the senior secured credit agreement, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate our revolving credit facility and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.
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
Contractual Obligations
     On June 6, 2006, we repurchased our 7.50% senior subordinated notes by utilizing our existing delayed-draw term loan commitment (see “Event of Default” above). As of June 30, 2006, our long-term debt obligations and future minimum payments under capital leases and operating leases, with terms over one year, and under the agreement with our Chief Executive Officer (except as indicated in footnote 5 to the table) were as follows:

	Payments Due by Period (in thousands)
	Less than			More than
	1 year	1-3 Years	3-5 Years	5 Years	Total
Term loan credit agreement (1)	$1,671	$3,341	$3,341	$157,037	$165,390
Delayed-draw term loan credit agreement (2)	1,560	3,120	39,877	111,443	156,000
Long-term interest payments (3)	25,975	51,164	50,117	11,566	138,822
Long-term financing obligations (4)	9,399	18,944	20,039	160,973	209,355
Capital lease obligations	6,553	13,346	12,878	55,465	88,242
Operating lease obligations	40,957	76,960	68,598	268,750	455,265
Digital equipment maintenance obligations (5)	641	1,282	1,282	6,410	9,615
Employment agreement with Chief Executive Officer (6)	850	1,700	1,275	—	3,825

Total contractual cash obligations	$87,606	$169,857	$197,407	$771,644	$1,226,514

(1)	The term loan has a maturity date of May 19, 2012. As of June 30, 2006 we had $165.4 million outstanding under this term loan.

(2)	The delayed-draw term loan credit agreement has a maturity date of May 19, 2012. As of June 30, 2006 we had $156.0 million outstanding under this delayed-draw term loan.

(3)	Long-term interest payments include payments for certain variable rate obligations. These payments were calculated based on rates in effect at June 30, 2006.

(4)	Long-term financing obligations exclude $57.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

(5)	Digital equipment maintenance obligations include payment of an annual service fee of $2,250 per year for each screen installed with digital equipment. These payments were calculated based on the number of installed screens as of June 30, 2006. The fee is for training, maintenance and monitoring for each screen installed with digital equipment. The agreement was dated December 16, 2005 and has a term of 15 years.

(6)	The employment agreement with our Chief Executive Officer provides for compensation of $850,000 per year for five years commencing January 31, 2002. The term is automatically extended each December 31 for an additional year unless either party provides required notice. The above table does not include bonus payments of up to 50% of our Chief Executive Officer’s base salary if certain performance goals are achieved or the amounts equal to 10% of his taxable annual compensation which are paid pursuant to a deferred compensation arrangement.
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
     FIN 48 requires that we make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis. We are still in the process of assessing the impact that the adoption of FIN 48 may have on our consolidated results of operations, cash flows or financial position.
FSP 13-1
     In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as pre-opening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005, which is our first quarter in 2006 and had no effect on our financial statements for the three and six month periods ended June 30, 2006.
FAS 154
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not currently contemplating an accounting change which would be impacted by SFAS 154.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit facility and our seven-year term loan credit facility are based on a structure that is priced over an index or rate option. An increase of 1% in interest rates would increase the interest expense on our $165.4 million term loan by approximately $1.7 million on an annual basis. An increase of 1% in interest rates would increase the interest expense on our $156.0 million delayed-draw term loan by approximately $1.6 million on an annual basis. If our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Liquidity & Capital Resources — Credit Facilities” regarding our obligation to maintain hedging agreements with respect to certain amounts of bank debt.
     We have 27 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by $2.3 million over the remaining lives of these leases, which management does not believe would have a material impact on our consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.
     As a result of these control deficiencies, management performed additional procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believes that the financial statements included in our quarterly report on this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.
Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, we had the following material weaknesses in its internal control over financial reporting:
1.	We did not maintain a sufficient complement of personnel with appropriate skills, training and Company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with our financial reporting requirements. This control deficiency contributed to the material weaknesses described below. Additionally, this control deficiency could result in a misstatement of accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness and contributed to the following material weaknesses.

2.	We did not maintain effective control over the recording and processing of journal entries in our financial reporting process. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process related to all significant accounts and disclosures. This control deficiency resulted in the restatement of our interim consolidated financial statements for the first three quarters of 2005 and audit adjustments to our 2005 annual consolidated financial statements to correct errors related to the recording of directors fees, discount ticket revenue, capitalized interest, deferred taxes and compensation expense primarily affecting accounts payable, general and administrative expense, admissions revenue, deferred income, interest expense, property, plant and equipment, accrued expenses and paid-in capital. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures which would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	We did not maintain effective controls over the accounting for leases. Specifically, our controls over our selection, application and monitoring of our accounting policies related to the effect of lessee involvement in asset construction, lease modifications, amortization of leasehold improvements, and deferred rent were not effective to ensure the accurate accounting for leases entered into. This control deficiency resulted in the restatement of our 2004 and 2003 annual consolidated financial statements and our interim consolidated financial statements for the first three quarters of 2005 and all 2004 quarters and audit adjustments to the 2005 consolidated financial statements to correct errors related to lease accounting primarily affecting property, plant and equipment, financing obligations, deferred rent, rent expense, interest expense and depreciation expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.	We did not maintain effective controls over the completeness and accuracy of income taxes. Specifically, we did not maintain effective controls over the preparation and review of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. This control deficiency also resulted in the restatement, discussed in Note 18 to the consolidated financial statements, of our consolidated financial statements, reported in our Form 10-K/A Amendment No. 2 for the years ended December 31, 2003 and 2004 and its consolidated financial statements for the quarters ended March 31 and June 30, 2005, as well as adjustments to our consolidated financial statements for the quarter ended September 30, 2005. This control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Plan of Remediation for Identified Material Weaknesses
     As of the end of the period covered by this quarterly report, we had not fully implemented the remediation described below. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the end of the second quarter of 2006.
     Subsequent to December 31, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the additional material weaknesses discussed above:
•	Implemented an additional level of review to our final closing procedures which requires approval of all journal entries by our Controller.

•	Revised processes, procedures and documentation standards relating to accounting for lease transactions.

•	Hired new personnel in the accounting and finance areas, including a new Chief Financial Officer and a new Assistant Controller.
     Although we believe the steps taken to date have improved the design effectiveness of our internal control over financial reporting, we have not completed our documentation and testing of the corrective processes and procedures relating thereto. Accordingly, we currently expect to have material weaknesses in our internal control over financial reporting as of December 31, 2006.
     In addition to the foregoing, our planned remediation measures in connection with the material weaknesses described above include the following:
1.	We will require continuing education during 2006 for our accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices pertaining to lease transactions;

2.	We will require continuing education during 2006 for our tax manager and staff to ensure compliance with current and emerging tax reporting and compliance practices;

3.	We will take the steps necessary to appropriately staff our accounting and finance departments; and

4.	We will retain an outside consulting firm to perform detailed account analyses and reconciliations designed to assist the accounting staff in the preparation of our financial statements.
     We, along with our Audit Committee, will consider additional items, or will alter the planned steps identified above, in an attempt to remediate these material weaknesses identified herein.
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2006, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging ADA violations. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, on we.
ITEM 1A. RISK FACTORS
     There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     Information regarding defaults upon our senior securities is contained in Note 5 of the notes to our condensed consolidated financial statements included herein and under the heading “Credit Facilities” contained in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we have previously disclosed information regarding defaults upon our senior securities pursuant to Item 2.04 of the Company’s Form 8-K filed with the SEC on June 5, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS.
Listing of Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Third Amendment, dated as of May 9, 2006 to the Credit Agreement, dated as of May 19, 2005 (as amended), by and among Carmike Cinemas, Inc., the several other banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.2	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to our interim condensed consolidated financial statements included in this report under the caption “Earnings Per Share”.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: August 25, 2006	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer)

Date: August 25, 2006	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: August 25, 2006	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President - Controller (Principal Accounting Officer)

Listing of Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.1	Indenture, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Wells Fargo Bank Minnesota, National Association, as Trustee (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.2	Supplemental Indenture, dated as of May 19, 2005, among Carmike Cinemas, Inc., the Guaranteeing Subsidiaries named therein, and Wells Fargo Bank, National Association (successor by merger with Wells Fargo Bank Minnesota, National Association), as Trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

4.3	Exchange and Registration Rights Agreement, dated as of February 4, 2004, among Carmike Cinemas, Inc., each of the Guarantors named therein and Goldman, Sachs & Co. (filed as Exhibit 4.3 to Carmike’s Current Report on Form 8-K filed February 20, 2004 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of January 31, 2002, by and among Carmike Cinemas, Inc. and certain stockholders (filed as Exhibit 99.3 to Amendment No. 1 to Schedule 13D of Goldman Sachs & Co., et. al., filed February 8, 2002 and incorporated herein by reference).

10.1	Third Amendment, dated as of May 9, 2006 to the Credit Agreement, dated as of May 19, 2005 (as amended), by and among Carmike Cinemas, Inc., the several other banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.2	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to our interim condensed consolidated financial statements included in this report under the caption “Earnings Per Share”.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.