Form 10-Q
period 2006-09-30
CARMIKE CINEMAS INC
filed 2006-11-09
CIK 799088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.
Common Stock, par value $0.03 per share — 12,744,372 shares outstanding as of October 30, 2006.

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
     The restatement adjustments increased previously reported accumulated deficit as of January 1, 2005 by $11.6 million, decreased previously reported net income by $0.3 million for the three months ended September 30, 2005, and increased net loss by $0.3 million for the nine months ended September 30, 2005. The restatement does not affect our audited consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K, but it does affect our previously filed quarterly reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 and on Form 10-Q for the quarter ended September 30, 2005. As a result, we filed Forms 10-Q/A on August 4, 2006 for the quarters ended June 30, 2005 and September 30, 2005 to restate the three-month and year-to-date results in those quarters. On August 21, 2006, we filed our Form 10-Q for the quarter ended March 31, 2006, which included the restated results for the quarter ended March 31, 2005. On August 25, 2006, we filed our Form 10-Q for the quarter ended June 30, 2006, which included the restated results for the quarter and six months ended June 30, 2005.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except for share data)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$16,198	$23,609
Restricted cash	2,258	3,602
Accounts and notes receivable	3,174	2,056
Inventories	1,645	1,802
Deferred tax asset	6,029	6,029
Prepaid expenses	5,902	6,287

Total current assets	35,206	43,385

Investment in and advances to partnerships	3,881	3,763
Deferred income tax asset	47,621	42,344
Assets held for sale	5,429	5,434
Other	33,195	32,702

Property and equipment, net of accumulated depreciation	549,390	569,947
Goodwill	38,460	38,460
Intangible assets, net of accumulated amortization	1,749	2,082

Total assets	$714,931	$738,117

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,575	$23,516
Accrued expenses	38,084	42,443
Dividends payable	—	2,154
Current maturities of long-term debt, capital lease obligations and long-term financing obligations	3,231	2,435

Total current liabilities	54,890	70,548
Long-term liabilities:
Long-term debt, less current maturities	317,351	313,774
Capital lease obligations and long-term financing obligations, less current maturities	117,847	115,809
Other	8,214	5,269

Total long-term liabilities	443,412	434,852

Stockholders’ Equity
Preferred Stock, $1.00 par value, authorized 1,000,000 shares, none outstanding as of September 30, 2006 and December 31, 2005 respectively	—	—
Common Stock, $0.03 par value, authorized 20,000,000 shares, 12,729,372 shares issued and 12,448,408 shares outstanding as of September 30, 2006 and 12,455,622 shares issued and 12,309,002 shares outstanding as of December 31, 2005	382	374
Paid-in capital	297,896	297,256
Treasury stock, 280,964 and 146,620 shares at cost at September 30, 2006 and December 31, 2005, respectively.	(8,258)	(5,210)
Accumulated deficit	(73,391)	(59,703)

Total stockholder’s equity	216,629	232,717

Total liabilities and stockholders’ equity	$714,931	$738,117

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(restated)	2006	(restated)
Revenues
Admissions	$85,542	$77,247	$242,980	$223,079
Concessions and other	45,122	39,656	129,757	114,829

	130,664	116,903	372,737	337,908

Costs and Expenses
Film exhibition costs	47,553	41,038	132,660	123,341
Concession costs	4,338	3,734	13,679	11,777
Other theatre operating costs	51,981	46,567	152,077	137,875
General and administrative expenses	7,442	3,401	22,975	11,742
Depreciation and amortization	10,043	10,082	30,811	28,112
(Gain) loss on sales of property and equipment, net	303	(72)	(134)	(498)

	121,660	104,750	352,068	312,349

Operating income	9,004	12,153	20,669	25,559
Other expenses
Interest expense	12,563	9,383	34,823	25,450
Loss on extinguishment of debt	—	—	4,811	5,795

Income (loss) before reorganization costs and income taxes	(3,559)	2,770	(18,965)	(5,686)
Reorganization benefit	—	—	—	(2,388)

Income (loss) before income taxes	(3,559)	2,770	(18,965)	(3,298)
Income tax expense (benefit)	(2,566)	1,728	(5,276)	(2,285)

Net income (loss) available for common stockholders	$(993)	$1,042	$(13,689)	$(1,013)

Weighted average shares outstanding:
Basic	12,402	12,212	12,381	12,188
Diluted	12,402	12,690	12,381	12,188
Net income (loss) per common share:
Basic	$(0.08)	$0.09	$(1.11)	$(0.08)
Diluted	$(0.08)	$0.08	$(1.11)	$(0.08)
Dividends declared per common share	—	$0.18	$0.18	$0.53
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
(in thousands)

	Nine Months Ended
	September 30
		2005
	2006	(restated)
Operating Activities
Net loss	$(13,689)	$(1,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,811	28,112
Amortization of debt issuance costs	1,975	1,670
Deferred income taxes	(5,276)	(108)
Stock-based compensation	3,047	2,051
Reorganization items	—	(2,388)
Non-cash loss on extinguishment of debt	4,811	3,820
Gain on sales of property and equipment, net	(134)	(498)
Changes in operating assets and liabilities:
Accounts and notes receivable and inventories	(961)	220
Prepaid expenses	267	(13,009)
Accounts payable	(9,941)	(9,709)
Accrued expenses, other liabilities and other assets	(3,160)	(154)

Net cash provided by operating activities	7,750	8,994
Investing Activities
Purchases of property and equipment	(20,140)	(78,547)
Acquisition of GKC Theatres’ stock	—	(61,596)
Release of other restricted cash	1,344	—
Proceeds from sales of property and equipment	2,096	1,937

Net cash used in investing activities	(16,700)	(138,206)
Financing Activities
Additional borrowings	156,000	175,000
Repayments of long-term debt	(151,644)	(104,740)
Repayments of liabilities subject to compromise	—	(958)
Repayments of capital leases and long-term financing obligations	(894)	(2,087)
Proceeds from long-term financing obligations	8,461	16,997
Debt issuance costs	(3,006)	—
Purchase of treasury stock	(3,048)	(5,210)
Dividends paid	(4,330)	(6,436)

Net cash provided by financing activities	1,539	72,566

Decrease in cash and cash equivalents	(7,411)	(56,646)
Cash and cash equivalents at beginning of period	23,609	56,944

Cash and cash equivalents at end of period	$16,198	$298

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARMIKE CINEMAS, INC. and SUBSIDIARIES
For the Three and Nine months Ended September 30, 2006 and 2005
NOTE 1 — RESTATEMENTS
     The Carmike Cinemas, Inc. consolidated financial statements for the three and nine months ended September 30, 2005 and 2006 incorporated herein include a restatement of the Company’s financial statements for three and nine months ended September 30, 2005, which is referenced below.
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

     In addition, we did not ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of our period-end closing and consolidation process. As a result, during 2005, we incorrectly recorded journal entries regarding directors’ fees, discount ticket and other revenue, capitalized interest, and accrued expenses. These errors impact the quarterly results of operations presented in this Form 10-Q for 2005.
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on this Form 10-Q for the three and nine months ended September 30, 2005 have been restated to adjust for the errors noted above. These restatements reflect an $11.6 million increase to accumulated deficit at January 1, 2005 as well as adjustments to deferred tax assets, net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses. Adjustments were also made to reflect the tax effect of the restatement adjustments.
     In addition, we revised our presentation of dividends declared totaling $2.2 million and $6.5 million for the three and nine months ended September 30, 2005, respectively, to present the charge as a reduction of paid-in capital, rather than an increase in accumulated deficit.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Basic	(0.03)	(0.10)
Diluted	(0.02)	(0.10)
     A summary of the significant effects of the restatements is found below and on the following pages:

Income Statement effects:

	For the three months ended
	September 30, 2005
	As Previously
	Reported (1)	As Restated
Consolidated Statements of Operations
Concessions and other	$39,610	$39,656
Total revenue	116,857	116,903
Other theatre operating costs	47,195	46,567
General and administrative expenses	3,726	3,401
Depreciation and amortization	9,822	10,082
Operating income	11,414	12,153
Interest expense	7,739	9,383
Income tax expense	2,354	1,728
Net income available for common stockholders	1,321	1,042
Income per common share: Basic	0.11	0.09
Income per common share: Diluted	0.10	0.08

	For the nine months ended
	September 30, 2005
	As Previously
	Reported (1)	As Restated
Consolidated Statements of Operations
Admissions revenue	$223,596	$223,079
Concessions and other	114,713	114,829
Total revenue	338,309	337,908
Other theatre operating costs	139,441	137,875
General and administrative expenses	14,333	11,742
Depreciation and amortization	27,819	28,112
Operating income	22,097	25,559
Interest expense	21,097	25,450
Income tax expense (benefit)	(1,664)	(2,285)
Net income (loss) available for common stockholders	(743)	(1,013)
Income (loss) per common share: Basic	(0.06)	(0.08)
Income (loss) per common share: Diluted	(0.06)	(0.08)
Statement of Cash Flows effects:

	For the nine months ended
	September 30, 2005
	As Previously
	Reported (1)	As Restated
Consolidated Statements of Cash Flows
Net cash provided by operating activities	$1,875	$8,994
Net cash used in investing activities	$(119,009)	(138,206)
Net cash provided by financing activities	$60,190	72,566

(1) As previously reported on form 10-Q filed November 9, 2005.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation. We have prepared the accompanying unaudited Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of September 30, 2006, and the results of operations for the three and nine month periods ending September 30, 2006 and 2005 and the cash flows for the nine month periods ending September 30, 2006 and 2005. Except for the restatement adjustments described in Note 1, all adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during fiscal 2006, except for the adoption of statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”) as noted in “Stock-Based Compensation” below. We have revised our presentation of certain items within the investing activities section of the consolidated statement of cash flows for the nine months ended September 30, 2005.
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
     Reorganization benefit (expense) for the three and nine month periods ended September 30, 2005 is as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Change in estimate for general unsecured claims	—	(391)
Settlement of accrued professional fees	—	(1,997)

	$—	$(2,388)

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
     Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the current accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).
     Beginning with the first quarter of fiscal 2006, we adopted SFAS 123(R) using the modified prospective method of adoption. See Note 7 for a description of our stock plans and related disclosures and the related impact of adopting SFAS 123(R). We currently use the Black-Scholes option pricing model to determine the fair value of our stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards. We also issue restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period, thus we recognize compensation expense over the one to three year period equal to the grant date value of the shares awarded to the employee.

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
     The following table summarizes the key assumptions in determining the fair value of the options granted during the nine months ended September 30, 2005 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value:

Nine Months
Ended
September 30, 2005
Expected term (years)	9.0
Risk-free interest rate	4.40%
Expected dividend yield	2.76%
Expected volatility	0.40
     Had compensation cost for the three and nine months ended September 30, 2005, respectively, been determined consistent with SFAS 123 utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(restated)	(restated)
Net income (loss) available for common stock:
As reported	$1,042	$(1,013)
Plus: expense recorded on deferred stock compensation, net of related tax effects	503	2,187
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,154)	(3,485)

Pro forma — for SFAS 123	$391	$(2,311)

Basic net earnings per common share:
As reported	$0.08	$(0.16)
Pro forma — for SFAS 123	$0.03	$(0.19)
Diluted net earnings per common share:
As reported	$0.08	$(0.16)
Pro forma — for SFAS 123	$0.03	$(0.19)
NOTE 3 — ASSETS HELD FOR SALE
     The Company has $5.4 million in surplus long-term real estate assets held for sale as of September 30, 2006. The carrying values of these assets are reviewed periodically as to relative market conditions and are adjusted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. No impairment was deemed necessary on the assets in the third quarter of 2006. Disposition of these assets is contingent on current market conditions and we cannot be assured that they will be sold at a value equal to or greater than the current carrying value.
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
     Actual cash paid at closing was $58.4 million. As stipulated, in the purchase agreement, the remainder of the purchase price was set aside in an escrow account. The $3.2 million has been classified as restricted cash in our consolidated balance sheet. The current escrow amount of $1.0 million was settled during and remitted to the GKC Theatres stockholders in the first quarter of 2006 while the remaining escrow amount of $2.3 million is expected to be settled on or before May 2007, subject to certain outstanding claims.
Pro Forma Results of Operations
     The following pro forma results of operations for the nine months ended September 30, 2005 assumes the GKC Theatres acquisition occurred at the beginning of the fiscal year January 1, 2005 and reflects the full results of operations for the nine month periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.
(in thousands except per share amounts):

Nine Months Ended
September 30, 2005
(restated)
Revenues	$372,060
Operating income	26,410
Net income (loss) available for common stockholders	$(950)
Net income (loss) available per common share:
Basic	$(0.08)
Diluted	$(0.08)
NOTE 5 — DEBT
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Term loan	$164,972	166,225
Delayed draw term loan	155,610	—
7.500% senior subordinated notes	—	150,000

	320,582	316,225
Current maturities	(3,231)	(2,451)

	$317,351	$313,774

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
     The senior secured credit facilities consist of:
•	a $170.0 million seven year term loan facility;

•	a $185.0 million seven year delayed-draw term loan facility, with a twenty-four month commitment available to finance permitted acquisitions and related fees and expenses; and

•	a $50.0 million five year revolving credit facility available for general corporate purposes.
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
     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increased the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 were delivered to the lenders. In addition, this 0.50% per annum increase remained in effect until we were able to deliver our unaudited financial statements for the quarter ended June 30, 2006 on August 25, 2006.
     In addition, pursuant to the fifth amendment, on October 25, 2006, we entered into and will maintain hedging agreements that cap the interest rate on $150 million aggregate principal amount of our outstanding term loans at 9.25% through June 8, 2008. The final maturity date of the term loan facility and delayed-draw term loan facility is May 19, 2012.
     The interest rate for borrowings under the revolving credit facility for the initial six-month period was set from time to time at our option (subject to certain conditions set forth in the credit agreement) at either: (1) a specified base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the revolving credit facility are based on our consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the credit agreement) ranging from 1.50% to 2.25%. The rate at June 6, 2006 was 10.25%; on June 8, 2006, we converted the rate to a 90-day LIBOR-based rate, which was 8.52%. At September 30, 2006, the rate was 8.6%. The final maturity date of the revolving credit facility is May 19, 2010.
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
     The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of debt to EBITDA (the consolidated leverage ratio) and EBITDA to interest expense (the consolidated interest coverage ratio). The terms governing each of these ratios were amended in the sixth amendment to our senior secured credit agreement, effective September 28, 2006.

     The sixth amendment:
•	amended the consolidated leverage ratio such that as of the last day of any period of four consecutive fiscal quarters this ratio may not exceed: (a) 4.35 to 1.00 for any four quarter period ended December 31, 2005 through March 31, 2006; (b) 5.00 to 1.00 for the four quarter period ended June 30, 2006; (c) 4.75 to 1.00 for any four quarter period ending September 30, 2006 through December 31, 2007; and (d) 4.50 to 1.00 for any four quarter period ending March 31, 2008 or thereafter; and

•	amended the consolidated interest coverage ratio such that for any period of four consecutive fiscal quarters this ratio may not be less than: (a) 2.00 to 1.00 for the four quarter period ending prior to September 30, 2006; (b) 1.75 to 1.00 for any four quarter period ending during the period beginning on September 30, 2006 and ending on December 31, 2007; and (c) 2.00 to 1.00 thereafter.
     The sixth amendment also amended the calculation of EBITDA for purposes of the consolidated leverage ratio and the consolidated interest coverage ratio. The sixth amendment allows the Company to exclude from the calculation of EBITDA up to $7.7 million of legal, accounting and consulting expenses and transaction fees incurred by the Company between December 31, 2005 and December 31, 2006 related to the Company’s prior accounting restatements and credit facility amendments. The Company may also exclude from the calculation of EBITDA up to $2.3 million of other unusual and nonrecurring expenses incurred by the Company prior to March 31, 2007 related to the accounting restatements (to the extent such expenses are reasonably acceptable to the administrative agent).
     Generally, the senior secured credit facilities do not place restrictions on our ability to make capital expenditures. However, we may not make, or commit to make, any capital expenditure if (a) any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure; or (b) such capital expenditure would result in the aggregate amount of capital expenditures being made by the Company for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 to exceed $30 million. The sixth amendment amended the definition of “capital expenditures” to exclude from this definition any portion of expenditures that are made with proceeds from long term financing obligations incurred by the Company.
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed-draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of September 30, 2006, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
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
     We filed our audited financial statements for the year ended December 31, 2005 on Form 10-K on August 4, 2006. In addition, we filed our unaudited financial statements for the quarter ended March 31, 2006 on Form 10-Q on August 21, 2006, our unaudited financial statements for the quarter ended June 30, 2006 on Form 10-Q on August 25, 2006 and our amended Form 10-Q/As for the quarters ended June 30, 2005 and September 30, 2005 on August 4, 2006.
     The amendments provided for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted our existing undrawn $185 million delayed-draw term loan commitment to be used to repay or repurchase our outstanding $150 million of 7.50% senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. These notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million. The delayed-draw term loan has a maturity date of May 19, 2012. See “7.50% Senior Subordinated Notes” below.
7.50% Senior Subordinated Notes
     On February 4, 2004, we completed an offering of $150.0 million in aggregate principal amount of 7.50% senior subordinated notes due February 15, 2014 to institutional investors. Accordingly, unamortized debt issuance cost of $4.8 million was written off and charged to loss on extinguishment of debt. As discussed further below, on June 6, 2006, we drew down $156 million on our delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto.
     Event of Default
     On April 3, 2006, the trustee for the 7.50% senior subordinated notes notified us that we were in violation of the covenant requiring us to file our 2005 Form 10-K with the SEC within the time frame specified by the SEC’s rules and regulations, thereby triggering a default under the note indenture. The notice further stated that if this default continued for an additional sixty days then an event of default under the note indenture would occur. We did not file our 2005 Form 10-K on or before June 2, 2006 and did not receive the requisite consents to obtain a waiver of the default under the note indenture. Consequently, the default was not cured during the 60-day cure period and therefore constituted an event of default under the note indenture which entitled the trustee under the notes and/or the holders of at least 25% in aggregate principal amount of the outstanding notes to declare all of the notes immediately due and payable. On June 2, 2006, we received notice from the holders of over 25% in aggregate principal amount of the notes that such holders had accelerated the notes. As a consequence, on June 4, 2006, $150 million in aggregate principal amount of the notes (representing all of the outstanding notes) plus accrued and unpaid interest thereon became immediately due and payable. As permitted under the fourth amendment to our senior secured credit agreement with the lending parties thereunder, we borrowed $156 million under our existing delayed-draw term loan commitment and repaid all of the outstanding notes on June 6, 2006. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.
     NOTE 6 — INCOME TAXES
     At September 30, 2006, the Company had deferred tax assets of approximately $53.6 million. The income tax benefit of $2.6 million for the three months ended September 30, 2006, reflects a combined federal and state tax rate of 72.1%. The income tax benefit of $5.3 million for the nine months ended September 30, 2006, reflects a combined federal and state tax rate of 27.8% The effective tax rate has increased from 62.4% for the three months ended September 30, 2005 and decreased from 69.3% for the nine months ended September 30, 2005 due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income.
NOTE 7 — STOCK PLANS
Stock Options
     Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. These plans are described in more detail below. The Board of Directors (as delegated to the Compensation and Nominating Committee) has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants.
General Stock Option Information
     On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 75,000 shares reserved under the Directors Incentive Plan. On August 14, 2002, directors Alan J. Hirschfield and Roland C. Smith each received fully vested options to purchase 5,000 shares of our common stock at an exercise price of $19.95 per share. In addition, on June 2, 2003, our director, S. David Passman III, received fully vested options to purchase 5,000 shares of our common stock at an exercise price of $21.40 per share, and on April 1, 2004, our director, Patricia A. Wilson, received fully vested options to purchase 5,000 shares of our common stock at an exercise price of $37.46 per share. These grants of 20,000 shares in the aggregate during 2002, 2003 and 2004 represent the only stock options outstanding under the Directors Incentive Plan prior the plan being superseded on May 21, 2004, the effective date of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). On November 10, 2005, our former director, James J. Gaffney, received fully vested options to purchase 5,000 shares of our common stock at an exercise price of $22.05 per share pursuant to the 2004 Incentive Stock Plan. On October 20, 2006, Kevin D. Katari, a new director elected to the Board of Directors on the same date, received fully vested options to purchase 5,000 shares of our common stock at an exercise price of $20.58 per share pursuant to the 2004 Incentive Stock Plan.
     On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 500,000 shares reserved under the Employee Incentive Plan. We granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share, and 75,000 options vested on December 31, 2005 and 75,000 options vest on December 31, 2006. On December 18, 2003, we granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63, and they vest ratably over three years beginning December 31, 2005 through December 31, 2007. These grants of 330,000 shares in the aggregate during 2003 represent the only stock options granted under the Employee Incentive Plan prior to the plan being superseded on May 21, 2004, the effective date of the 2004 Incentive Stock Plan.
     The following table sets forth the summary of option activity under our stock option plans for the nine months ended September 30, 2006:

		Weighted	Weighted
	Number	Average	Average
	of Shares	Exercise Price	Fair Value
Balance, December 31, 2005	335,000	$28.58	$16.50
Granted	—	—	—
Exercised	—	—	—
Settled (1)	(25,000)	$21.79	12.82
Forfeited (1)	(60,000)	$29.86	17.30
Expired	—	—	—

Balance, September 30, 2006	250,000	$28.95	$16.67

(1)	In the nine months ended September 30, 2006, we recorded a $104,000 charge related to the Release and Consulting Agreement entered into with our former Chief Financial Officer (“CFO”) which provided that the former CFO shall be paid the cash equivalent for 25,000 vested stock options granted under Carmike’s 2002 Stock Plan based on the difference between the strike price of $21.79 and the then-market price of $25.36 on December 31, 2005, the date at which the options vested. All of the former CFO’s remaining options were forfeited without regard to vesting.
     Information regarding stock options outstanding at September 30, 2006 is summarized below:

	Options Outstanding		Options Exercisable
	Number of	Weighted Average Remaining		Weighted Average
Prices	Shares	Contractual Life (Years)	Number of Shares	Fair Value
$19.95	10,000	5.88	10,000	$11.59
$21.40	5,000	6.68	5,000	$12.42
$21.79	100,000	6.44	50,000	$12.82
$22.05	5,000	9.12	5,000	$11.66
$35.63	125,000	7.22	41,668	$20.49
$37.46	5,000	7.51	5,000	$17.54

Totals	250,000	6.89	116,668	$15.59

     There was no aggregate intrinsic value for options outstanding and exercisable as of September 30, 2006 as all outstanding options were not in-the-money. As of September 30, 2006 there was approximately $372,000 in unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of approximately 0.6 years.
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
     Of the 220,000 shares granted to members of senior management, 204,360 shares were earned as of September 30, 2006, subject only to vesting requirements and 15,640 shares have been forfeited.
     On March 31, 2004, the Board of Directors adopted the 2004 Incentive Stock Plan, which was approved by the stockholders on May 21, 2004. The 2004 Incentive Stock Plan replaced the Employee Incentive Plan and the Directors Incentive Plan. The Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. There are 830,000 shares of common stock reserved for issuance pursuant to grants made under the 2004 Incentive Stock Plan in addition to the 225,000 unissued shares that were previously authorized for issuance under the Employee Incentive Plan and the Directors Incentive Plan and the number of shares of stock subject to grants under the Employee Incentive Plan and the Directors Incentive Plan which may be forfeited or expire on or after the effective date of the 2004 Incentive Stock Plan. No further grants may be made under the Employee Incentive Plan or Directors Incentive Plan.
     On May 19, 2005, our non-employee directors received annual equity compensation consisting of 250 restricted shares each (an aggregate of 1,500 restricted shares of common stock, of which 250 were later forfeited by a former director) pursuant to the 2004 Incentive Stock Plan, which vested on May 19, 2006. Effective as of the 2006 annual meeting of stockholders (which was held on October 20, 2006), each of our non-employee directors will receive an annual grant of 2,500 restricted shares of common stock (pursuant to the 2004 Incentive Stock Plan) at each annual meeting of stockholders which will vest in full at the next annual meeting of stockholders; therefore, on October 20, 2006, an aggregate of 15,000 restricted shares of common stock were issued to the Company’s non-employee directors.

     On March 27, 2006, 7,500 restricted shares were granted pursuant to the 2004 Incentive Stock Plan to our new Chief Financial Officer, Richard B. Hare. The 7,500 restricted shares will vest ratably over a three year period, commencing with the period ended March 27, 2007, if Mr. Hare remains an employee on such date. In addition, on August 30, 2006, 5,000 restricted shares were granted to Mr. Hare pursuant to the 2004 Incentive Stock Plan. The 5,000 restricted shares will vest ratably over a three year period, commencing with the period ended August 30, 2007, if Mr. Hare remains an employee on such date.
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
     The following table summarizes the activity in the 2002 Stock Plan since January 1, 2006 and its status at September 30, 2006:

	Status at September 30, 2006
	Grants and	Shares Earned	Shares Earned	Shares
	Forfeitures (1)	Pending Vesting	and Awarded	Forfeited
Balance at January 1, 2006:	984,360	628,110	356,250	37,770
Grants and forfeitures in 2006:
Shares granted to senior management	12,500	12,500

Total grants, net of forfeitures	996,860	640,610	356,250	37,770

(1)	There were no forfeitures in 2006.
     As of September 30, 2006 there was approximately $1.4 million of total unrecognized compensation costs related to non-vested share grants under the Plans. The costs are expected to be recognized over a weighted average period of approximately 0.5 years.
     We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method under which prior periods are not revised for comparative purposes. Prior to fiscal year 2006, we accounted for our stock-based compensation plans under APB 25. The following table outlines the costs incurred for the three and nine months ended September 30, 2006 and 2005 related to stock-based employee compensation costs included in our consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(restated)	2006	(restated)
Costs related to stock options	$163,000	$—	$490,000	$—
Costs related to stock grants
Service vesting grants	804,000	804,000	2,412,000	2,412,000
Performance vesting grants	49,000	(379,000)	145,000	(361,000)

Total stock compensation costs	$1,016,000	$425,000	$3,047,000	$2,051,000

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
     Earnings per share calculations contain dilutive adjustments for shares under the various stock plans discussed in Note 7 of the notes to our interim condensed consolidated financial statements. The following table reflects the effects of those plans on the earnings per share (in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(restated)	2006	(restated)
Outstanding shares	12,435	12,309	12,421	12,287
Less restricted stock issued	(33)	(97)	(40)	(99)

Basic shares outstanding	12,402	12,212	12,381	12,188
Dilutive shares:
Restricted stock awards	—	456	—	—
Stock options	—	22	—	—

	12,402	12,690	12,381	12,188

Earnings per share:
Basic	$(0.08)	$0.09	$(1.11)	$(0.08)

Diluted	$(0.08)	$0.08	$(1.11)	$(0.08)

     Anti-dilutive restricted stock grants and options totaled 224,082 for the three months ended September 30, 2006 and 193,594 and 442,458 for the nine months ended September 30, 2006 and 2005, respectively.
     On October 5, 2006, the Company’s Board of Directors declared a dividend of $0.35 per share. The dividend will be paid on November 3, 2006 to stockholders of record as of October 16, 2006. The aggregate amount of this dividend is approximately $4.5 million.
NOTE 9 — LEGAL PROCEEDINGS
     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us.
NOTE 10 — IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
FSP 13-1
     In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as pre-opening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005, which is our first quarter in 2006 and had no effect on our financial statements for the three and nine month periods ended September 30, 2006.
FSP 123(R)-6
     In October 2006, the FASB issued FSP 123(R)-6, Technical Corrections of FASB Statement No. 123(R) (“FSP 123(R)-6”). FSP 123(R)-6 addresses certain technical corrections to SFAS 123(R), including an amendment to the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of FSP 123(R)-6 are effective for the Company’s fourth quarter and the Company is currently evaluating the impact of this standard.
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
FAS 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS 157 on our consolidated financial condition and results of operations.
SAB 108
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Company beginning December 31, 2006. We are currently assessing the provisions and evaluating the financial statement impact of SAB 108 on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESTATEMENT
     The Carmike Cinemas, Inc. consolidated financial statements for the three and nine months ended September 30, 2005 and 2006 and incorporated herein include a restatement of the Company’s financial statements for three and nine months ended September 30, 2005, and is referenced below.
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
     The financial statements, notes thereto and related disclosures contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 have been restated to adjust for the errors noted above. These restatements reflect a $11.6 million increase to accumulated deficit at January 1, 2005 as well as adjustments to net property plant and equipment, capital leases, financing obligations, other assets, deferred expenses and accrued expenses.
     The effect of the restatements on earnings per common share was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Basic	(0.03)	(0.10)
Diluted	(0.02)	(0.10)
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
RESULTS OF OPERATIONS
     Comparison of Three and Nine Months Ended September 30, 2006 and 2005
     Revenues.
     The Company collects substantially all of its revenues from the sales of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	For the three months ended		For the nine months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Average theatres	293	309	296	295
Average screens	2,453	2,470	2,463	2,329
Average attendance per screen	6,462	5,887	18,462	18,190
Average admission price	$5.40	$5.32	$5.34	$5.31
Average concession sales per patron	$2.85	$2.73	$2.85	$2.73
Total attendance (in thousands)	15,851	14,530	45,461	42,091
Total revenues (in thousands) (restated)	$130,664	$116,903	$372,737	$337,908
     Total revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 increased 11.8%. This increase is due to a 9.1% increase in total attendance and increases in average admission and concession prices. Total revenues for the nine months ended September 30, 2006 increased 10.3%. This increase is due to an 8.0% increase in total attendance and increases in average admission and concession prices. The increase in attendance was driven by the better box office performance of many films during the three and nine months ended September 30, 2006. We operated 291 theatres with 2,450 screens as of September 30, 2006 compared to 307 theatres with 2,469 screens as of September 30, 2005.

     The table below shows the activity of theatre openings, closures and acquisitions for the three months ended September 30, 2006.

			Average Screens/
	Theatres	Screens	Theatre
Total at June 30, 2006	295	2,455	8.3
Opens/reopens	1	12	12.0
Closures	(5)	(17)	3.4

Total at September 30, 2006	291	2,450	8.4

     The closures shown above were the result of normal lease expirations. The Company incurred no additional liability due to these closures.
     The following table sets forth the percentage of total revenues represented by certain items reflected in our consolidated statement of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(restated)	2006	(restated)
Revenues:
Admissions	65.5%	66.1%	65.2%	66.0%
Concession & Other	34.5	33.9	34.8	34.0

Total Revenue	100.0	100.0	100.0	100.0
Cost and expenses:
Film exhibition costs (1)(2)	55.6%	53.1%	54.6%	55.3%
Concession costs (2)	9.6	9.4	10.5	10.3
Other theatre operating costs	39.8	39.8	40.8	40.8
General and administrative	5.7	2.9	6.2	3.5
Depreciation and amortization	7.7	8.6	8.3	8.3
(Gain) loss on sales of property and equipment , net	0.0	(0.1)	(0.0)	(0.1)

Total costs and expenses	93.1	89.6	94.5	92.4

Operating income	6.9	10.4	5.5	7.6
Interest expense	9.6	8.0	9.3	7.5

Loss on extinguishment of debt	0.0	0.0	1.3	1.7

Income (loss) before reorganization costs and income taxes	(2.7)	2.4	(5.1)	(1.7)
Reorganization expense (benefit)	0.0	0.0	0.0	(0.7)

Net income (loss) before income taxes	(2.7)	2.4	(5.1)	(1.0)

Income tax expense (benefit)	(2.0)	1.5	(1.4)	(0.7)

Net income (loss) available for common stockholders	(0.8)%	0.9%	(3.7)%	(0.3)%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

(2)	All costs are expressed as a percentage of total revenues, except film exhibition costs, which are expressed as a percentage of admission revenues, and concession costs, which are expressed as a percentage of concession and other revenues.
     The table below summarizes operating expense data for the periods presented.

	For the three months ended			For the nine months ended
		Sept. 30,	% variance		Sept. 30,	% variance
	Sept. 30,	2005	favorable/	Sept. 30,	2005	favorable/
(in thousands)	2006	(restated)	(unfavorable)	2006	(restated)	(unfavorable)
Film exhibition costs	$47,553	$41,038	(15.9)%	$132,660	$123,341	(7.6)%
Concession costs	$4,338	$3,734	(16.2)%	$13,679	$11,777	(16.2)%
Other theatre operating costs	$51,981	$46,567	(11.6)%	$152,077	$137,875	(10.3)%
General and administrative expenses	$7,442	$3,401	(118.8)%	$22,975	$11,742	(95.7)%
Depreciation and amortization	$10,043	$10,082	.4%	$30,811	$28,112	(9.6)%
(Gain) loss on sales of property and equipment, net	$303	$(72)	(520.8)%	$(134)	$(498)	(73.1)%

     Film Exhibition Costs. Film exhibition costs generally fluctuate in direct relation to the increases and decreases in admissions revenue. Film exhibition costs for the three months ended September 30, 2006 increased 15.9% to $47.6 million from $41.0 million for the three months ended September 30, 2005 due to an increase in admissions revenues of $8.3 million. The increase in film exhibition costs on a percentage basis for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, was due to an increase in per-film rental rates. As a percentage of admissions revenue, film exhibition costs were 55.6% for the three months ended September 30, 2006 as compared to 53.1% for the three months ended September 30, 2005.
     Film exhibition costs for the nine months ended September 30, 2006 increased 7.6% to $132.7 million from $123.3 million for the nine months ended September 30, 2005 due to the increase in admission revenues of $19.9 million. As a percentage of admissions revenue, film exhibition costs were 54.6% for the nine months ended September 30, 2006 as compared to 55.3% for the nine months ended September 30, 2005.
     Concession Costs. Concession costs fluctuate with the changes in concessions revenue. As a percentage of concessions and other revenues, concession costs increased to 9.6% of concession and other revenue for the three months ended September 30, 2006, as compared to 9.4% of concession and other revenue for the three months ended September 30, 2005. Concession costs, as a percentage of concessions and other revenues for the nine months ended September 30, 2006, were 10.5% as compared to 10.3% for the nine months ended September 30, 2005. We continue to focus on limited, high margin product offerings such as popcorn and soft drinks to keep our concession costs low.
     Other Theatre Operating Costs. Other theatre operating costs for the three months ended September 30, 2006 increased 11.6 % compared to the three months ended September 30, 2005 and increased 10.3% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was the result of increased travel, training, point of sales conversion costs and supplies relating to the GKC Theatres acquisition as well as increases in professional fees, rents related to new theatre openings, repairs and replacements.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 increased 118.8% compared to the three months ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2006 increased 95.7% compared to the nine months ended September 30, 2005. The increase is due to an increase in professional fees and costs associated with our restatements and an increase in deferred compensation expense associated with stock options and stock grants.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2006 increased 0.4% compared to the three months ended September 30, 2005. This reflects an increase in assets placed in service due to completed construction projects. Depreciation and amortization for the nine months ended September 30, 2006 increased 9.6% compared to the nine months ended September 30, 2005. This reflects an increase in assets placed in service due to completed construction projects and depreciation on the fixed assets of GKC Theatres.
     Operating Income. Operating income for the three months ended September 30, 2006 was $9.0 million compared to $12.2 million for the three months ended September 30, 2005. As a percentage of revenues, operating income for the three months ended September 30, 2006 was 6.9% compared to 10.4% for the three months ended September 30, 2005. The decrease in operating income as a percentage of revenue is primarily due to higher general and administrative expenses, as discussed above.
     Operating income for the nine months ended September 30, 2006 was $20.7 million compared to $25.6 million for the nine months ended September 30, 2005. As a percentage of revenues, operating income for the nine months ended September 30, 2006 was 5.5% compared to 7.6% for the nine months ended September 30, 2005. The decrease in operating income as a percentage of revenue is primarily due to higher general and administrative expenses, as discussed above.
     Interest expense. Interest expense for the three months ended September 30, 2006 increased 33.9% to $12.6 million from $9.4 million for the three months ended September 30, 2005. The increase is related to higher indebtedness related to the GKC Theatres acquisition obtained through a refinancing of the Company’s senior secured credit facility that closed on May 19, 2005, which is described under “Liquidity and Capital Resources — Credit Facilities.” Interest expense for the nine months ended September 30, 2006 increased 36.8% compared to the nine months ended September 30, 2005 due to the reasons discussed above.
     Loss on extinguishment of debt. The $4.8 million loss on extinguishment of debt for the nine months ended September 30, 2006 relates to our repayment of the 7.50% Senior Subordinated Notes in the amount of $150 million on June 6, 2006. The $5.8 million loss on extinguishment of debt for the nine months ended September 30, 2005 relates to our retirement of our $100 million term loan then outstanding and also included a $2.0 million pre-payment premium.
     Income tax expense. The Company recognized an income tax benefit of $2.6 million and $5.3 million, respectively, for the three and nine months ended September 30, 2006, representing a combined federal and state tax rate of 72.1% and 27.8%, respectively, compared to an income tax expense of $1.7 million and an income tax benefit of $2.3 million, respectively, for the three and nine months ended September 30, 2005, representing a combined federal and state tax rate of 62.4% and 69.3%, respectively. The effective tax rate increased during the three-month period due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book income. The effective tax rate has decreased during the nine-month period due to the relationship of nondeductible items, principally related to executive compensation, to estimated annual pre-tax book loss.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s revenues are collected in cash and credit card payments. Because we receive our revenue in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. Our current liabilities exceeded our current assets by $19.7 million as of September 30, 2006, as compared to December 31, 2005 when our current liabilities exceeded our current assets by $27.1 million. The working capital deficit is related to continued losses during the first nine months of 2006 and increased uses of cash for debt service. The deficit will be funded through cash on hand, anticipated operating cash flows and the ability to draw from our revolving credit agreement. At September 30, 2006, we had $320.6 million outstanding under our senior secured credit facility in addition to available borrowing capacity of $50 million under our revolving credit facility.
     During the three months and nine months ended September 30, 2006, we made capital expenditures of approximately $8.6 million and $20.1 million, respectively. Our total budgeted capital expenditures for 2006 are $25.3 million, which we anticipate will be funded by using operating cash flows, available cash from our new revolving credit facility and landlord-funded new construction and theatre remodeling, when available. We expect that substantially all of these capital expenditures will continue to consist of new theatre construction and theatre remodeling. Our capital expenditures for any new theatre generally precede the opening of the new theatre by several months. In addition, when we rebuild or remodel an existing theatre, the theatre must be closed, which results in lost revenue until the theatre is reopened. Therefore, capital expenditures for new theatre construction, rebuilds and remodeling in a given quarter may not result in revenues from the new theatre or theatres for several quarters.
     Net cash provided by operating activities was $7.8 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $9.0 million for the nine months ended September 30, 2005. This change is principally due to higher after tax losses and a reduction in cash used for working capital items.
     The Company delivered 260,000 shares to management on January 31, 2006 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, we retained 134,344 of these shares in the treasury and remitted the corresponding tax withholding in cash ($3.0 million) on behalf of the stock recipients. In addition, the Company delivered an additional 13,750 shares in the three months ended September 30, 2006 in connection with 2002 Stock Plan. No cash proceeds were received in connection with these shares.
     Net cash used in investing activities was $16.7 million for the nine months ended September 30, 2006 compared to $138.2 million for the nine months ended September 30, 2005. This decreased use of cash is related to our decreased capital expenditures program. In addition, in the nine months ended September 30, 2005, we purchased GKC Theatres for $65.5 million. As of September 30, 2006, the Company had under construction projects that will result in 10 screens at one new theatre. There were no projects under construction as of September 30, 2006 involving the expansion of existing theatres or remodeled theatres.
     For the nine months ended September 30, 2006, net cash provided by financing activities was $1.5 million compared to net cash provided by financing activities of $72.6 million for the nine months ended September 30, 2005. The decrease for the nine months ended September 30, 2006 is due to fewer borrowings in 2006 as compared to borrowings in 2005 to fund the GKC acquisition.
     On October 5, 2006, our Board of Directors declared a quarterly dividend of $0.35 per share. This dividend amount includes our customary quarterly dividend of $0.175 per share, for the third quarter of 2006, as well as an additional $0.175 per share that normally would have been declared for the second quarter. The dividend will be paid on November 3, 2006 to stockholders of record as of October 16, 2006. The aggregate amount of this dividend is approximately $4.5 million.
     Our liquidity needs are funded by operating cash flow, sales of surplus assets, availability under new credit agreements and short term float. The exhibition industry is very seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from period to period. Additionally, the ultimate performance of the film product at any time during the calendar year will have the most dramatic impact on our cash needs.
     Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreement will be adequate to meet our liquidity needs. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into technical default under our debt instruments, causing the agents or trustees for those instruments to declare all payments due immediately or, in the case of our senior debt, to issue a payment blockage to any junior debt.
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
     As of September 30, 2006, we did not have any off-balance sheet financing transactions.
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
     As described in the fourth and fifth amendments to our senior secured credit agreement, the interest rate for borrowings under our outstanding revolving and term loans is set to a margin above the London interbank offered rate (“Libor”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate. These amendments also temporarily increased the margin described above by 0.50% per annum until such time as our audited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 were delivered to the lenders. In addition, this 0.50% per annum increase remained in effect until we were able to deliver our unaudited financial statements for the quarter ended June 30, 2006 on August 25, 2006.
     In addition, pursuant to the fifth amendment, on October 25, 2006, we entered into and will maintain hedging agreements that cap the interest rate on $150 million aggregate principal amount of our outstanding term loans at 9.25% through June 8, 2008. The final maturity date of the term loan facility and delayed-draw term loan facility is May 19, 2012.
     The interest rate for borrowings under the revolving credit facility for the initial six-month period was set from time to time at our option (subject to certain conditions set forth in the credit agreement) at either: (1) a specified base rate plus 1.25% or (2) the Eurodollar Base Rate divided by the difference between one and the Eurocurrency Reserve Requirements plus 2.25%. Thereafter, the applicable rates of interest under the revolving credit facility are based on our consolidated leverage ratio, with the margins applicable to base rate loans ranging from 0.50% to 1.25%, and the margins applicable to Eurodollar Loans (as defined in the credit agreement) ranging from 1.50% to 2.25%. The rate at June 6, 2006 was 10.25%; on June 8, 2006, we converted the rate to a 90-day LIBOR-based rate, which was 8.52%. At September 30, 2006, the rate was 8.6%. The final maturity date of the revolving credit facility is May 19, 2010.
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
     The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of debt to EBITDA (the consolidated leverage ratio) and EBITDA to interest expense (the consolidated interest coverage ratio). The terms governing each of these ratios were amended in the sixth amendment to our senior secured credit agreement, effective September 28, 2006.
     The sixth amendment:
•	amended the consolidated leverage ratio such that as of the last day of any period of four consecutive fiscal quarters this ratio may not exceed: (a) 4.35 to 1.00 for any four quarter period ended December 31, 2005 through March 31, 2006; (b) 5.00 to 1.00 for the four quarter period ended June 30, 2006; (c) 4.75 to 1.00 for any four quarter period ending September 30, 2006 through December 31, 2007; and (d) 4.50 to 1.00 for any four quarter period ending March 31, 2008 or thereafter; and

•	amended the consolidated interest coverage ratio such that for any period of four consecutive fiscal quarters this ratio may not be less than: (a) 2.00 to 1.00 for the four quarter period ending prior to September 30, 2006; (b) 1.75 to 1.00 for any four quarter period ending during the period beginning on September 30, 2006 and ending on December 31, 2007; and (c) 2.00 to 1.00 thereafter.
     The sixth amendment also amended the calculation of EBITDA for purposes of the consolidated leverage ratio and the consolidated interest coverage ratio. The sixth amendment allows the Company to exclude from the calculation of EBITDA up to $7.7 million of legal, accounting and consulting expenses and transaction fees incurred by the Company between December 31, 2005 and December 31, 2006 related to the Company’s prior accounting restatements and credit facility amendments. The Company may also exclude from the calculation of EBITDA up to $2.3 million of other unusual and nonrecurring expenses incurred by the Company prior to March 31, 2007 related to the accounting restatements (to the extent such expenses are reasonably acceptable to the administrative agent).

     Generally, the senior secured credit facilities do not place restrictions on our ability to make capital expenditures. However, we may not make, or commit to make, any capital expenditure if (a) any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure; or (b) such capital expenditure would result in the aggregate amount of capital expenditures being made by the Company for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 to exceed $30 million. The sixth amendment amended the definition of “capital expenditures” to exclude from this definition any portion of expenditures that are made with proceeds from long term financing obligations incurred by the Company.
     Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and the delayed-draw term loan commitments with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of September 30, 2006, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:
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
     We filed our audited financial statements for the year ended December 31, 2005 on Form 10-K on August 4, 2006. In addition, we filed our unaudited financial statements for the quarter ended March 31, 2006 on Form 10-Q on August 21, 2006, our unaudited financial statements for the quarter ended June 30, 2006 on Form 10-Q on August 25, 2006 and our amended Form 10-Q/As for the quarters ended June 30, 2005 and September 30, 2005 on August 4, 2006.

     The amendments provided for waivers of certain defaults under the credit agreement, including the default resulting from our 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted our existing undrawn $185 million delayed-draw term loan commitment to be used to repay or repurchase our outstanding $150 million of 7.50% senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, we drew down $156 million on this delayed-draw term loan to repay our outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. These notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156 million. The delayed-draw term loan has a maturity date of May 19, 2012. See “7.50% Senior Subordinated Notes” below.
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
     Event of Default
     On April 3, 2006, the trustee for the 7.50% senior subordinated notes notified us that we were in violation of the covenant requiring us to file our 2005 Form 10-K with the SEC within the time frame specified by the SEC’s rules and regulations, thereby triggering a default under the note indenture. The notice further stated that if this default continued for an additional sixty days then an event of default under the note indenture would occur. We did not file our 2005 Form 10-K on or before June 2, 2006 and did not receive the requisite consents to obtain a waiver of the default under the note indenture. Consequently, the default was not cured during the 60-day cure period and therefore constituted an event of default under the note indenture which entitled the trustee under the notes and/or the holders of at least 25% in aggregate principal amount of the outstanding notes to declare all of the notes immediately due and payable. On June 2, 2006, we received notice from the holders of over 25% in aggregate principal amount of the notes that such holders had accelerated the notes. As a consequence, on June 4, 2006, $150 million in aggregate principal amount of the notes (representing all of the outstanding notes) plus accrued and unpaid interest thereon became immediately due and payable. As permitted under the fourth amendment to our senior secured credit agreement with the lending parties thereunder, we borrowed $156 million under our existing delayed-draw term loan commitment and repaid all of the outstanding notes on June 6, 2006. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.
Contractual Obligations
     We did not have any material changes to our contractual obligations from those disclosed in our Form 10-Q for the quarter ended June 30, 2006.
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
     FIN 48 requires that we make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll- forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis. We are still in the process of assessing the impact that the adoption of FIN 48 may have on our consolidated results of operations, cash flows or financial position.
FSP 13-1
     In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as pre-opening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005, which is our first quarter in 2006 and had no effect on our financial statements for the three and nine month periods ended September 30, 2006.
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
FAS 157
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS 157 on our consolidated financial condition and results of operations.
SAB 108
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Company beginning December 31, 2006. We are currently assessing the provisions and evaluating the financial statement impact of SAB 108 on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our revolving credit facility and our seven-year term loan credit facility are based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our $165.0 million term loan by approximately $1.6 million on an annual basis. An increase of 1% in interest rates would increase the interest expense on our $155.6 million delayed-draw term loan by approximately $1.6 million on an annual basis. If our $50 million revolving credit agreement was fully drawn a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis. In addition, on October 25, 2006, we entered into and will maintain hedging agreements that cap the interest rate on $150 million aggregate principal amount of our outstanding term loans at 9.25% through June 8, 2008.
     The Company has 32 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1.0% change in the CPI would increase rent expense by $2.3 million over the remaining lives of these leases, which management does not believe would have a material impact on the Company’s consolidated financial statements.
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
     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective.
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
Material Weaknesses in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, the Company had the following material weaknesses in its internal control over financial reporting:
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
Plan of Remediation for Identified Material Weaknesses
     As of the end of the period covered by this quarterly report, the Company had not fully implemented the remediation described below. Accordingly, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at the end of the third quarter of 2006.
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
Changes in Internal Control Over Financial Reporting
     There were no changes to our internal control over financial reporting during the third quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, we do not have any pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, upon us.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our annual meeting of stockholders was held on October 20, 2006. At the meeting, the stockholders voted on the election of eight directors.
     Proposal One: The results of the voting for eight directors were as follows:

Director	For	Vote Withheld
Michael W. Patrick	11,766,285	150,609
Alan J. Hirschfield	11,673,255	243,639
Kevin D. Katari	11,796,105	120,789
S. David Passman III	10,699,792	1,217,102
Carl L. Patrick, Jr.	10,734,130	1,182,764
Roland C. Smith	10,732,283	1,184,611
Fred W. Van Noy	10,707,612	1,209,282
Patricia A. Wilson	10,699,787	1,217,107
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.
     Listing of Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.2	2006 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.3	2005 Cash Bonuses for Named Executive Officers (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.4	2005 Deferred Compensation Amounts for Named Executive Officers (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.5	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions party thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions party thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to our interim condensed consolidated financial statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMIKE CINEMAS, INC.
Date: November 9, 2006	By:	/s/ Michael W. Patrick
Michael W. Patrick
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer)

Date: November 9, 2006	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2006	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President — Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.2	2006 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.3	2005 Cash Bonuses for Named Executive Officers (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.4	2005 Deferred Compensation Amounts for Named Executive Officers (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.5	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions party thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions party thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of our notes to our condensed consolidated financial statements included in this report under the caption “Earnings Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.