Form 10-K
period 2006-12-31
CARMIKE CINEMAS INC
filed 2007-03-16
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

common stock, par value $.03 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2007, 12,774,322 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 30, 2006 was approximately $234 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2007 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our credit agreement;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other risk factors listed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

This report includes important information as to these factors in Item 1A. “Risk Factors”, and in the Notes to our Consolidated Financial Statements. Additional important information as to these factors is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1.	BUSINESS.

Overview

We are one of the largest motion picture exhibitors in the United States. As of December 31, 2006, we owned, operated or had an interest in 289 theatres with 2,447 screens located in 37 states, making us the third largest exhibitor in the country by number of theatres and by number of screens. We owned 84 of these theatres, leased 203 of these theatres and operated an additional two theatres under shared ownership. Of our 289 theatres, 244 show films on a first-run basis and 45 are discount theatres.

We target small to mid-size non-urban markets. We estimate that more than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small to mid-size markets, including:

•	Less competition from other exhibitors. Our operating strategy is designed around the belief that secondary and tertiary markets are less attractive to our competitors.

•

Lower operating costs. We believe that we benefit from lower labor, occupancy and maintenance costs than most other large exhibitors. For example, as of December 31, 2006, approximately 40% of our hourly employees worked for the federal minimum wage. Additionally, we operate under joint ownership or own, 86 theatres, or approximately 30% of our theatres, which we believe provides us with further cost benefits. We believe the percentage of our owned theatres is among the highest of the large theatre exhibitors.

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

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2006:

State	Theatres	Screens
Alabama	16	161
Arkansas	8	68
Colorado	7	54
Delaware	1	14
Florida	9	78
Georgia	24	227
Idaho	3	21
Illinois	13	118
Indiana	3	42
Iowa	8	82
Kansas	1	12
Kentucky	6	31
Louisiana	2	16
Maryland	1	8
Michigan	15	109
Minnesota	6	65
Missouri	1	8
Montana	10	68

Nebraska	4	18
New Mexico	1	2
New York	1	8
North Carolina	32	290
North Dakota	6	37
Ohio	6	49
Oklahoma	10	52
Oregon	1	12
Pennsylvania	21	170
South Carolina	12	93
South Dakota	5	38
Tennessee	26	228
Texas	11	100
Utah	3	39
Virginia	8	58
Washington	1	12
West Virginia	2	20
Wisconsin	3	27
Wyoming	2	12

Totals	289	2,447

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2006, we operated 45 theatres with 210 screens as discount theatres.

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

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatres
Total at January 1, 2004	299	2,253	7.5
New Construction	3	41
Closures	(20)	(106)

Total at December 31, 2004	282	2,188	7.8
New Construction & Reopens	12	150
Acquisition of GKC Theatres	30	263
Closures	(23)	(126)

Total at December 31, 2005	301	2,475	8.2
New Construction	4	44
Closures	(16)	(72)

Total at December 31, 2006	289	2,447	8.5

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

Our bankruptcy, as discussed below under the caption “Our Reorganization,” and the excessive number of screens resulting from the industry’s overbuilding of theatres in the last few years have been significant influences on our current growth strategy. We opened 4 theatres during the year ended December 31, 2006. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. However, we expect our development activity in 2007 will be limited to one theatre. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

Acquisitions

On May 19, 2005, we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million. GKC Theatres operated 30 theatres with 263 screens in four Midwestern states where our presence was very limited. The acquisition upholds our traditional focus of acquiring existing operations in opportunistic small markets.

Operations

Our theatre operations are under the supervision of our Senior Vice President and Chief Operating Officer, our Vice President – General Manager Theatre Operations and four division managers. The division managers are responsible for implementing our operating policies and supervising our eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters.

We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, we evaluate “mystery shopper” reports on the quality of service, cleanliness and film presentation at individual theatres.

Box office admissions. The majority of our revenues come from the sale of movie tickets. For the year ended December 31, 2006, box office admissions totaled $324.3 million, or 65% of total revenues. At December 31, 2006, of our 289 theatres, 244 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors. Eleven of these theaters exhibited first-run films at a reduced admission price. The remaining 45 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. As of December 31, 2006, patrons can buy tickets in advance either over the phone or on the Internet for a portion of our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession sales are our second largest revenue source after box office admissions, totaling $171.2 million, or 35% of total revenues for the year ended December 31, 2006. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy and soft drinks. In addition, in a limited number of markets, we offer bottled water, frozen drinks, coffee, ice cream, hot dogs and pretzels in order to respond to competitive conditions. We actively seek to promote concession sales through the design and appearance of our concession stands, the introduction of special promotions from time to time, by reducing wait times and by training our employees to up-sell products. In addition, our management incentive bonus program includes concession results as a component of determining the bonus awards.

We manage our inventory purchasing centrally with authority required from our central office before orders may be placed. Most of our theatres include electronic video games located in or adjacent to the lobby. We also generate revenues through on-screen advertising on all of our screens. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

During 2006, we purchased substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2009. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

During 2006, we purchased most of our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company will expire on December 31, 2008. Under the agreement, The Coca-Cola Company may raise beverage supply costs and, in fact, increased such costs by 3.9% beginning January 1, 2006 through December 31, 2006. A similar cost increase of 5.5% was implemented for January 1, 2007 through December 31, 2007. As a result of the GKC theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to the remaining 29 GKC theatres. The Pepsi-Cola contract will also expire on December 31, 2008. Pepsi-Cola beverage supplies will be made available to us at our GKC theatres at its national account pricing in effect from time to time during the contract term.

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

The table below depicts the industry’s top 10 films for the year ended December 31, 2006 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1.	Pirates of the Caribbean: DMC	1.	Pirates of the Caribbean: DMC
2.	Cars	2.	Cars
3.	X-Men: The Last Stand	3.	X-Men: The Last Stand
4.	The Da Vinci Code	4.	Ice Age: The Meltdown
5.	Superman Returns	5.	Talladega Nights
6.	Ice Age: The Meltdown	6.	Over the Hedge
7.	Happy Feet	7.	The Da Vinci Code
8.	Casino Royale	8.	Happy Feet
9.	Over the Hedge	9.	Superman Returns
10.	Talladega Nights	10.	Click

Film Rental Fees

We typically enter into licenses that provide for rental fees based on either “firm terms” established prior to the opening of the picture or on a mutually agreed “settlement” upon the conclusion of the film run. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Firm term film rental fees are generally the greater of (1) 60% to 70% of gross box office receipts, gradually declining to as low as 30% over a period of four to seven weeks or (2) a specified percentage (e.g., 90%) of the excess gross box office receipts over a negotiated allowance for theatre expenses (commonly known as a “90-10” arrangement). The settlement process allows for negotiation based upon how a film actually performs. A firm terms agreement could result in lower than anticipated film rent if the film outperforms expectations especially with respect to the film’s run and, conversely, there is a downside risk when the film underperforms. Many of our distributors award aggregate percentage terms for the run of the film. Under such an agreement, a set percentage is paid for the entire run of the film with no adjustments for “90-10s.” This provides an advantage for the exhibitors when a picture has a short run life, where under a firm term arrangement film rent would be higher. Conversely, the exhibitor is at risk of higher film rent costs when the film has a longer run life and firm term arrangements would provide for lower film rent.

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following fifteen major distributors accounted for approximately 95% of our box office admissions for the year ended December 31, 2006: Buena Vista, DreamWorks, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Universal, Warner Brothers, Lions Gate Features, Focus Features, Weinstein Co, Paramount Vantage and Warner Independent.

Digital Cinema

We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. Additionally, we are responsible for the maintenance of the installed equipment and have entered into a service agreement with Christie at an annual per screen cost of $2,250.

The digital cinema projection systems will be installed in any given theatre for the minimum number of screens required to enable more than 50% of the screens at such theatre. Christie will be permitted to install digital cinema projection systems such that by October 31, 2007, 100% of the screens in a given theatre will have been converted to the digital cinema projection system. As of December 31, 2006, we had converted 1,178 screens, in 135 of our theatres, to digital cinema projection systems.

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

From the mid- to late-1990s, industry screen count grew faster than attendance. As a result of this rapid overbuilding, the total number of screens reached 37,396 in 2000, according to the MPAA. When the economics of many of these theatres became unsustainable, most major exhibitors, Carmike included, were required to restructure and to close underperforming locations.

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

Employees

As of December 31, 2006, we had approximately 7,383 employees, of which none were covered by collective bargaining agreements and 6,823 were part-time. As of December 31, 2006, approximately 40% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Our Executive Officers

The following sets forth certain information as of January 31, 2007 regarding our executive officers. For purposes of this section, references to Carmike include Carmike’s predecessor, Martin Theatres, Inc.

Name	Age	Title
Michael W. Patrick	56	President, Chief Executive Officer and Chairman of the Board of Directors
Fred W. Van Noy	49	Senior Vice President, Chief Operating Officer and Director
Richard B. Hare	40	Senior Vice President — Finance, Treasurer and Chief Financial Officer
Anthony J. Rhead	65	Senior Vice President — Entertainment and Digital Cinema
Lee Champion	56	Senior Vice President, General Counsel and Secretary
H. Madison Shirley	55	Senior Vice President — Concessions and Assistant Secretary
Gary F. Krannacker	44	Vice President — General Manager Theatre Operations
Larry B. Collins	60	Vice President — Film
Jeffrey A. Cole	47	Assistant Vice President — Controller and Chief Accounting Officer

Michael W. Patrick, 56, has served as President of Carmike since October 1981, director since April 1982, Chief Executive Officer since March 1989 and Chairman of the Board of Directors since January 2002. Mr. Patrick also currently serves as a member of the Board of Directors’ Governance and Executive Committees. Mr. Patrick joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.

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

Richard B. Hare, 40, joined us as Senior Vice President — Finance, Treasurer and Chief Financial Officer effective March 31, 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Anthony J. Rhead, 65, joined us in June 1981 as manager of the booking office in Charlotte, North Carolina. In July 1983, Mr. Rhead became Vice President — Film, in December 1997 he became Senior Vice President — Film, and in October 2005 he became Senior Vice President — Entertainment and Digital Cinema. Prior to joining us, he worked as a film booker for Plitt Theatres, Inc. from 1973 to 1981.

Lee Champion, 56, rejoined us as Senior Vice President, General Counsel and Secretary in September 2005. Mr. Champion had previously served in the same capacity from January 1, 1998 to December 31, 2001. From January 2002 until his return to Carmike, he was a partner at Page, Scrantom, Sprouse, Tucker and Ford in Columbus, Georgia. From 1975 until 1998, he was a partner in the law firm of Champion & Champion, Columbus, Georgia.

H. Madison Shirley, 55, joined us in 1977 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President — Concessions in 1990 and Senior Vice President — Concessions and Assistant Secretary in December 1997.

Gary F. Krannacker, 43, joined us in May 1994 as City Manager, Pittsburgh, Pennsylvania. He served as Regional Manager from October 1995 until February 1998, and as Mid-Western Division Manager from 1998 until April 2003. He became General Manager of Theatre Operations in April 2003, and on July 1, 2004, he became Vice President and General Manager of Theatre Operations.

Larry B. Collins, 60, joined us in April 1994 and was a film buyer for the Northeast and Midwest Regions from November 1994 until October 2005. In October 2005, he became Vice President — Film. Prior to joining Carmike, Mr. Collins was Vice President, Film Department for Cinema World Theatres in Pittsburgh, Pennsylvania. Mr. Collins was with Cinema World and Cinemette Theatres in Pittsburgh for 15 years.

Jeffrey A. Cole, 47, joined us in December 2005 as Assistant Vice President — Controller and Chief Accounting Officer. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of GKC Theatres from July 1995 until May 2005. Prior to joining GKC Theatres, he served as the Chief Financial Officer — Controller of a bank holding company in Springfield, Illinois.

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

Website Access

Our website address is www.carmike.com. You may obtain free electronic copies of our annual report on

Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports required to be filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, at our website under the heading “Investor Relations, Securities and Exchange Commission Filings.”

These reports are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

Our Reorganization

Carmike Cinemas, Inc., a Delaware corporation, was incorporated on April 2, 1986. On August 8, 2000, we and our subsidiaries Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of November 14, 2001 (the “Plan”). The Plan of reorganization became effective on January 31, 2002.

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

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

We now have, and will continue to have, significant debt obligations. Our long-term debt obligations consist of the following:

•	term loans in the aggregate amount of $319.8 million outstanding as of December 30, 2006;

•	a revolving credit facility providing for borrowings of up to $50.0 million, of which no amounts were outstanding as of December 30, 2006; and

•

financing obligations of $215.7 million as of December 31, 2006 inclusive of interest but net of $62.6 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

We also have, and will continue to have, significant lease obligations. As of December 31, 2006, our total operating, capital and financing lease obligations with terms over one year totaled $498.3 million.

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

Our ability to service our indebtedness and to fund potential acquisitions and capital expenditures for theatre construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on or to refinance our indebtedness is subject to general industry economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to generate sufficient cash flow from operations to meet our needs.

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

Our business is seasonal, with a disproportionate amount of our revenues generated during the summer months and year-end holiday season. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable motion pictures are usually released during the summer months and the year-end holiday season, and we usually earn more during those periods than in other periods during the year. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year. If we do not adequately manage our theatre costs of operations, it could significantly affect our cash flows and potential for future growth.

If we do not comply with the covenants in our credit agreements or otherwise default under them, we may not have the funds necessary to pay all amounts that could become due.

In fiscal 2006, we were delinquent in filing our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. As a result, we were required to enter into a series of amendments to our senior secured credit agreement to avoid a default under our senior secured credit facilities. We intend to make all required future filings as required by our lenders; however, our failure to make such filings or our failure to obtain any future waivers or amendments to the senior secured credit agreement may result in an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. In such event, we would be required to raise additional equity or debt financing. We may not be able to obtain such financing on acceptable terms or at all. In such event, our financial position and results of operations would be materially adversely affected.

We may be unable to fund our additional capital needs.

Our access to capital may be limited because of our current leverage. In addition, because of our reorganization, we may have difficulty obtaining financing for new development on terms that we find attractive. Traditional sources of financing new theatres through landlords may be unavailable for a number of years.

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

As of December 31, 2006, after generating approximately $9.6 million of operating loss carryforwards for 2006, we had approximately $106.2 million of federal and $132.2 million of state operating loss carryforwards with which to offset our future taxable income. The federal net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

The determination of whether we underwent an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the issuance of common stock pursuant to our plan of reorganization (the “Plan Stock Issuance”) is subject to a number of highly complex legal issues and factual uncertainties. In our federal income tax return for 2002, we reported the Plan Stock Issuance as causing a Section 382 ownership change, although the matter is not free from doubt and arguments can be advanced to support the contrary position. Based on our reported tax treatment, we believe that the special exception in Section 382(l)(5) available to debtors in bankruptcy applied, so that our net operating loss carryforwards did not become subject to a Section 382 limitation as a result of the Plan Stock Issuance. If, however, we underwent a second ownership change within two years following our date of reorganization — that is, by January 31, 2004 — and assuming that the Plan Stock Issuance caused an ownership change, our net operating losses would have become subject to a Section 382 limitation of zero and their future use effectively would have been eliminated. The sale of shares in the offering of August 2004 caused us to undergo an “ownership change” within the meaning of Section 382 (g) of the Internal Revenue Code of 1986, as amended. The ownership change has subjected our net operating loss carryforwards to an annual limitation on their use, which will restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate, and is further increased by certain “built-in gains” recognized during the five-year period following the ownership change. Such limitation is projected to be approximately $27.0 million per year for the first five years and will decrease to approximately $15.0 million per year thereafter.

Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.

Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theatres. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. We suffered such deterioration for a period of time while we were in bankruptcy, when several film distributors ceased supplying us with new film product in light of their claims against us for exhibition fees. Those film distributors recommenced supplying us with new film product upon our agreeing to pay their claims in full.

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

We believe that our success is due in part to our experienced management team. We depend in large part on the continued contribution of our senior management and, in particular, Michael W. Patrick, our President and Chief Executive Officer. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. We entered into a five-year employment agreement with Michael W. Patrick as Chief Executive Officer on January 31, 2002, the term of which extends for one year each December 31, provided that neither we nor Mr. Patrick chooses not to extend the agreement. The agreement automatically renewed December 31, 2006 and is currently in effect until December 31, 2007.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2006, approximately 40% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

Disruption of our relationship with our primary concession suppliers could harm our margins on concessions.

We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession and we are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at contractual prices that are based on the type of concession supplied. Our current agreement with Showtime Concession will expire on December 31, 2009. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

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

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. However, we anticipate our development activities in 2007 will be limited to one theatre. Developing new theatres poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

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

We had impairment charges in each of the last five fiscal years totaling $9.9 million. For fiscal years 2006, 2005 and 2004, our impairment charges were $5.8 million, $2.5 million and $0.9 million, respectively.

If we fail to remediate our system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner.

Our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006 and concluded that they were not effective as a result of material weaknesses identified in our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. See Part II, Item 9A of this Annual Report on Form 10-K for more detailed information concerning these material weaknesses.

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

As of December 31, 2006, we owned 84 of our theatres and leased 203 of our theatres. We operated an additional two theatres under shared ownership. A list of our theatres, by state, is included above under “Business — Overview.”

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

From time to time we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on October 20, 2006. At the meeting, the stockholders voted on the election of eight directors.

Proposal One: The results of the voting for eight directors were as follows:

	FOR	%	VOTE WITHHELD	%
Michael W. Patrick	11,766,285	98.7	150,609	1.3
Alan J. Hirschfield	11,673,255	98.0	243,639	2.0
Kevin D. Katari	11,796,105	99.0	120,789	1.0
S. David Passman III	10,699,792	89.8	1,217,102	10.2
Carl L. Patrick, Jr.	10,734,130	90.1	1,182,764	9.9
Roland C. Smith	10,732,283	90.1	1,184,611	9.9
Fred W. Van Noy	10,707,612	89.9	1,209,282	10.1
Patricia A. Wilson	10,699,787	89.8	1,217,107	10.2

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Nasdaq National Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2006 was $20.39 per share. The table below sets forth the high and low closing prices of our common stock and dividends paid on our common stock from January 1, 2005 through December 31, 2006:

2006	High	Low	Dividends
Fourth Quarter	$20.90	$16.85	$0.350
Third Quarter	21.87	17.18	0.000
Second Quarter	25.34	19.53	0.175
First Quarter	25.15	21.92	0.175

2005	High	Low	Dividends
Fourth Quarter	$27.24	$21.80	$0.175
Third Quarter	30.95	21.65	0.175
Second Quarter	37.44	30.68	0.175
First Quarter	37.28	34.00	0.175

As of December 31, 2006, there were approximately 283 shareholders of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2006, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2006, we did not repurchase any of our equity securities.

We intend to pay quarterly dividends for the foreseeable future at our board’s discretion, subject to many considerations, including limitations and restrictions imposed by covenants in our credit facilities, operating results, capital requirements and other factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Material Credit Agreements and Covenant Compliance.”

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act of 1933, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

On August 8, 2000 we and our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On January 4, 2002, the United States Bankruptcy Court for the District of Delaware entered an order confirming our Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001. The Plan became effective on January 31, 2002. Pursuant to the Plan, on January 31, 2002, all of our securities outstanding prior to such date were cancelled. From January 31, 2002 until May 22, 2002, our newly issued common stock was traded on the NASD’s over-the-counter Bulletin Board under the symbol “CMKC.” Our common stock is currently traded on the Nasdaq Global Market under the symbol “CKEC.”

The following stock performance graph compares, for the five year period ended December 31, 2006, the cumulative total stockholder return for Carmike’s common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Market Index”) and our comparative industry group (the “SIC Code Index”). Measurement points are the last trading day for each year ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006. The graph assumes that $100 was invested on January 31, 2002 in our common stock, the Nasdaq Market Index and the SIC Code Index (7830-Services-Motion Picture Theatres) and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	1/31/2002	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Carmike Cinemas	100.00	104.29	184.97	196.54	139.03	116.34
Movie Theater, Except Drive-In	100.00	115.82	149.20	189.75	177.91	205.85
NASDAQ Market Index	100.00	70.22	105.79	115.95	116.97	128.98

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the four fiscal years in the year ended December 31, 2006 are derived from our audited consolidated financial statements. The 2002 statements are marked unaudited, because the effects of the restatement in 2005 have not been subjected to audit procedures as such statements were audited by a predecessor registered public accounting firm.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(in millions, except per share and operating data)
Statement of Operations Data:
Revenues:
Admissions	$324.3	$309.4	$331.5	$332.1	$342.8
Concessions and other	171.2	159.5	163.8	161.0	163.6

Total revenues	495.5	468.9	495.3	493.1	506.4

Costs and expenses:
Film exhibition costs	176.7	168.3	174.7	180.4	188.7
Concession costs	17.7	16.4	16.9	18.0	19.2
Other theatre operating costs	200.8	186.0	178.0	175.4	175.1
General and administrative expenses	29.4	19.8	19.2	15.4	15.0
Depreciation and amortization	41.0	37.2	33.8	32.5	33.5
Loss (gain) on sales of property and equipment and termination of capital lease	0.4	(2.6)	(2.4)	(3.0)	(0.7)
Impairment of long-lived assets (3)	5.8	2.5	0.9	1.1	(0.3)

Total costs and expenses	471.8	427.6	421.1	419.8	430.5

Operating income	23.7	41.3	74.2	73.3	76.0
Interest expense	47.5	35.3	30.1	47.5	110.1
Loss on extinguishment of debt	4.8	5.8	9.3	0.0	0.0

(Loss) income before reorganization costs and income taxes	(28.6)	0.2	34.8	25.8	(34.1)
Reorganization benefit (costs) (1)	0.0	2.4	12.4	4.1	(20.5)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(28.6)	2.6	47.2	29.9	(54.6)
Income tax expense (benefit)(5)	(9.2)	2.3	19.3	(77.7)	(14.7)

(Loss) income before cumulative effect of change in accounting principle	(19.4)	0.3	27.9	107.6	(39.9)
Cumulative effect of change in accounting principle (2)	0.0	(0.1)	0.0	0.0	0.0

(Loss) net income	$(19.4)	$0.2	$27.9	$107.6	$(39.9)

Weighted average common shares outstanding (in thousands):
Basic	12,341	12,194	11,704	8,991	9,195
Diluted	12,341	12,704	12,480	9,448	9,195

Net (loss) income per common share:
Basic	$(1.57)	$0.02	$2.39	$11.97	$(4.34)
Diluted	$(1.57)	$0.01	$2.24	$11.39	$(4.34)

Cash dividends declared	$0.70	$0.70	$0.53	$0.00	$0.00

Balance Sheet Data:
Cash and cash equivalents	$26.0	$23.6	$56.9	$41.2	$53.5
Property and equipment, net (3)	545.1	568.5	467.7	448.3	465.6
Total assets	720.6	738.1	651.8	635.2	583.8
Total debt (4)	440.1	432.0	342.9	403.4	442.1
Liabilities subject to compromise	0.0	0.0	1.3	21.5	37.4
Accumulated deficit	(81.4)	(59.7)	(59.9)	(87.8)	(195.5)
Total stockholders’ equity	$203.6	$232.7	$243.1	$126.7	$13.0
Other Financial Data:
Net cash provided by operating activities	38.2	42.9	50.6	53.1	18.1
Net cash used in investing activities	(31.6)	(146.5)	(43.7)	(14.2)	(14.6)
Net cash (used in) provided by financing activities	(4.2)	70.3	8.8	(51.1)	(44.2)
Capital expenditures	$(35.7)	$87.6	$47.0	$20.9	$18.1
Operating Data:
Theatres at period end	289	301	282	299	308
Screens at period end	2,447	2,475	2,188	2,253	2,262
Average screens in operation	2,454	2,383	2,207	2,252	2,274
Average screens per theatre	8.5	8.2	7.8	7.5	7.3
Total attendance (in thousands)	59,883	57,866	63,260	67,189	69,997
Average admissions per patron	$5.42	$5.35	$5.24	$4.94	$4.90
Average concessions and other sales per patron	$2.86	$2.76	$2.59	$2.40	$2.17
Average attendance per screen	24,405	24,283	28,661	29,830	30,784

(1)	See our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005, with respect to our reorganization, financial reporting in accordance with Statement of Position 90-7 and costs incurred during our reorganization.

(2)	See the caption “Recent Accounting Pronouncements” in Note 2 of the notes to our audited annual consolidated financial statements with respect to our adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”
(3)	See the notes to our audited annual consolidated financial statements with respect to impairments of long-lived assets and restructuring charges.
(4)	Includes current maturities of long-term indebtedness, capital lease obligations and long-term trade payables; excludes long-term trade payables and liabilities subject to compromise.
(5)	For the year ended December 31, 2003, we determined that it is more likely than not that certain deferred tax assets would be realized in the future and accordingly, it was appropriate that we release $83.9 million of the valuation allowance resulting in the recognition of a tax benefit of $77.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Business—Cautionary Statement Regarding Forward-Looking Information.”

Overview

We are one of the largest motion picture exhibitors in the United States and we own, operate or have an interest in 289 theatres with 2,447 screens located in 37 states. We target small to mid-size non-urban markets and estimate that more than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small to mid-size markets including, less competition, lower operating costs and fewer alternative forms of entertainment. Our operating strategy is designed around the belief that secondary and tertiary markets are less attractive to our competitors.

Results of Operations

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

Revenues

We derive almost all of our revenues from box office admissions, gift cards and concession sales. We recognize admissions revenues when movie tickets are sold at the box office, and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

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

Net Operating Losses

As of December 31, 2006, after generating approximately $9.6 million of operating loss carryforwards for 2006, we had approximately $106.2 million of federal and $132.2 million of state operating loss carryforwards with which to offset our future taxable income. The federal net operating loss carryforwards will begin to expire in the year 2020.

We are limited in using our net operating losses. Such limitation is projected to be approximately $27.0 million per year for the first five years (beginning 2004) and will decrease to approximately $15.0 million per year thereafter.

Our ability to utilize such net operating losses is also subject to uncertainties regarding the application of Section 382 of the Internal Revenue Code of 1986, as amended, to prior changes in ownership of the Company, including the change resulting from our reorganization in January 2002 and the change resulting from our sale of shares in connection with the offering of August 2004. See “Risk Factors — We may be limited in our ability to utilize, or we may not be able to utilize, net operating loss carryforwards to reduce our future tax liability” for more information regarding these uncertainties.

Operating Statement Information

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations:

	For the Year Ended December 31,
	2006	2005	2004
			(restated)
Revenues:
Admissions	65%	66%	67%
Concessions and other	35%	34%	33%

Total revenues	100%	100%	100%
Costs and expenses:
Film exhibition costs (1)	36%	36%	35%
Concession costs	4%	3%	3%
Other theatre operating costs	41%	40%	36%
General and administrative expenses	6%	4%	4%
Depreciation and amortization	7%	8%	7%
Gain on sales of property and equipment and termination of capital lease	0%	(1)%	0%
Impairment of long-lived assets	1%	1%	0%

Total costs and expenses	95%	91%	85%

Operating income	5%	9%	15%
Interest expense	10%	8%	6%
Loss on extinguishment of debt	1%	1%	2%

Income (loss) before reorganization costs and income taxes	(6)%	0%	7%
Reorganization (costs) benefit	0%	1%	3%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(6)%	1%	10%
Income tax expense (benefit)	(2)%	1%	4%

Income (loss) before cumulative effect of change in accounting principle	(4)%	0%	6%
Cumulative effect of change in accounting principle	0%	0%	0%

(Loss) net income	(4)%	0%	6%

(1)	Film exhibition costs include advertising expenses net of co-op reimbursements.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Year Ended December 31,
	2006	2005 (1)
Average theatres	294	299
Average screens	2,454	2,383
Average attendance per screen	24,405	24,283
Average admission per patron	$5.42	$5.35
Average concessions and other sales per patron	$2.86	$2.76
Total attendance (in thousands)	59,883	57,866
Total revenues (in thousands)	$495,499	$468,894

(1)	Includes 30 theatres and 263 screens acquired in connections with our acquisition of GKC Theatres

Total revenues increased 5% to $495.5 million for the year ended December 31, 2006 compared to $468.9 million for the year ended December 31, 2005, due to increases from admissions revenues and concessions and other revenues. Admissions revenue increased 5% to $324.3 million in 2006 from $309.4 million in 2005 due to a 4% increase in overall attendance. This increase is largely due to the release of a favorable slate of films during 2006. Concessions and other revenue increased 7% to $171.2 million in 2006 from $159.5 million in 2005 due to the increase in attendance and concessions and other sales per patron.

We operated 289 theatres with 2,447 screens at December 31, 2006 and 301 theatres with 2,475 screens at December 31, 2005.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year Ended December 31,
($’s in thousands)	2006	2005	% Change
Film exhibition costs	$176,744	$168,251	5%
Concession costs	$17,650	$16,379	8%
Other theatre operating costs	$200,775	$185,978	8%
General and administrative expenses	$29,442	$19,819	49%
Depreciation and amortization	$41,038	$37,214	10%
Loss (gain) on sale of property and equipment and termination of capital lease	$385	$(2,599)	115%
Impairment of long-lived assets	$5,756	$2,527	128%

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the year ended December 31, 2006 increased to $176.7 million as compared to $168.3 million for the year ended December 31, 2005, due to an increase in admissions and admissions revenue, and an increase in the per film rental rate. As a percentage of admissions revenue, film exhibition costs were 55% for the year ended December 31, 2006, as compared to 54% for the year ended December 31, 2005.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue, sales mix and changes in our cost of goods sold. Concession costs for the year ended December 31, 2006 increased to $17.7 million as compared to $16.4 million for the year ended December 31, 2005. As a percentage of concessions and other revenues, concession costs were 10% and 10% for the year ended December 31, 2006 and 2005, respectively. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2006 increased to $200.8 million due to overall increases in utilities, repairs, and rental expenses compared to $186.0 million for the year ended December 31, 2005. The increase is primarily a result of increase in travel, training and supplies associated with the GKC acquisition, and an overall increase in professional fees, rents, rents on new properties and repairs and maintenance.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2006 increased to $29.4 million compared to $19.8 million for the year ended December 31, 2005. The increase in our general and administrative expenses is due primarily to professional fees and costs associated with the restatement of previously reported periods, and an increase in deferred compensation expenses associated with stock option grants.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2006 increased 10% compared to the year ended December 31, 2005. This increase reflects the effect of purchases of fixed assets related to the opening of 4 new theatres in 2006, and improvements and expansions relating to existing theatres and routine capital expenditures at our existing theatres.

Gain (loss) on sales of property and equipment and termination of capital leases. We recognized a loss of $385,000 on the sales of property and equipment and termination of capital leases for the year ended December 31, 2006, compared to a gain of $2.6 million for the year ended December 31, 2005.

Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2006 increased to $5.8 million compared to $2.5 million for the year ended December 31, 2005 primarily because of reductions in estimated theatre cash flows due to the impact of new or increased competition and over-screened locations, negative evaluation of the operating results produced from theatres previously converted to discount theatres, or our inability to improve a marginal theatre’s operating results to a level that would support the carrying value of the long-lived assets.

Operating Income. Operating income for the year ended December 31, 2006 decreased 43% to $23.7 million compared to $41.3 million for the year ended December 31, 2005. As a percentage of revenues, the operating income for the year ended December 31, 2006 was 5% compared to 9% for the year ended December 31, 2005.

Interest expense. Interest expense for the year ended December 31, 2006 increased 35% to $47.5 million from $35.3 million for the year ended December 31, 2005. The increase is primarily related to the full year effect of higher indebtedness as a result of the refinancing of our senior secured credit facility, related to the GKC Theatres acquisition, that closed in May 2005, and is described under “Liquidity and Capital Resources — Credit Facilities.” The interest on our term loan floats with changes in the Eurodollar base rate which was 4.57% at the beginning of 2006 and 5.37% at year end.

Loss on extinguishment of debt. The $4.8 million loss on extinguishment of debt for the year ended December 31, 2006 relates to our repayment of the 7.50% Senior Subordinated Notes in the amount of $150 million on June 6, 2006. The $5.8 million loss on extinguishment of debt for the year ended December 31, 2005 relates to the retirement of our $100 million term loan then outstanding, which we refinanced a portion of in conjunction with the acquisition of GKC, and also included a $2.0 million pre-payment premium.

Reorganization benefit. We had no reorganization benefit or costs for the year ended December 31, 2006, compared to a benefit of $2.4 million for the year ended December 31, 2005. The credits in 2005 were the result of changes in estimates on liabilities subject to compromise, partially offset by professional and other expenses. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

Income tax (benefit) expense. We recognized an income tax benefit of $ 9.2 million for the year ended December 31, 2006, compared to an income tax expense of $2.3 million for the year ended December 31, 2005, representing a combined federal and state income tax rate of 32% and 93%, respectively. During the year ended December 31, 2005, our income tax rate was disproportionate to net income primarily due to the marginal net income for the year.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Year Ended December 31,
	2005(1)	2004
Average theatres	299	288
Average screens	2,383	2,207
Average attendance per screen	24,283	28,661
Average admission per patron	$5.35	$5.24
Average concessions and other sales per patron	$2.76	$2.59
Total attendance (in thousands)	57,866	63,260
Total revenues (in thousands)	$468,894	$495,337

(1)	Includes 30 theatres and 263 screens acquired in connections with our acquisition of GKC Theatres

Total revenues of $468.9 million decreased 5% for the year ended December 31, 2005 compared to revenues of $495.3 million for the year ended December 31, 2004, due to decreases in admissions revenues and concessions and other revenues. Total revenues for 2005 include $32.6 million revenues attributable to GKC Theatres. Admissions decreased 7% to $309.4 million in 2005 from $331.5 million in 2004 due to a 9% decrease in overall attendance partially offset by a 4% increase in average ticket price. This decrease occurred largely over the summer months due to the lack of successful family focused films that are critical to our ability to attract patrons. Concessions and other revenue decreased 3% to $159.5 million in 2005 from $163.8 million in 2004 due to the decrease in attendance somewhat offset by an 8% increase in concession and other sales per patron. Concessions and other revenues for 2005 include $10.9 million in concession and other revenues attributable to GKC Theatres. Other revenues consist of game machine revenue, screen advertising, family entertainment center revenue and other miscellaneous items.

We operated 301 theatres with 2,475 screens at December 31, 2005 and 282 theatres with 2,188 screens at December 31, 2004.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2005	2004	% Change
Film exhibition costs	$168,251	$174,693	4%
Concession costs	$16,379	$16,881	3%
Other theatre operating costs	$185,978	$178,025	5%
General and administrative expenses	$19,819	$19,301	3%
Depreciation and amortization	$37,214	$33,765	10%
Gain on sale of property and equipment and termination of capital lease	$(2,599)	$(2,412)	8%
Impairment of long-lived assets	$2,527	$892	183%

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the year ended December 31, 2005 decreased to $168.3 million as compared to $174.7 million for the year ended December 31, 2004, due to the drop in admission revenue. Film exhibition costs for 2005 include $11.9 million attributable to GKC Theatres. As a percentage of admissions revenue, film exhibition costs were 54% for the year ended December 31, 2005, as compared to 53% for the year ended December 31, 2004. This percentage increase is the result of more aggregate film terms in 2005 versus 2004 offset by the impact of the lower film rent paid on “The Passion of the Christ” in 2004.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue, sales mix and changes in our cost of goods sold. Concession costs for the year ended December 31, 2005 decreased to $16.4 million as compared to $16.9 million for the year ended December 31, 2004. Concession costs for 2005 includes $1.2 million attributable to GKC Theatres. As a percentage of concessions and other revenues, concession costs were 10% for the years ended December 31, 2005 and 2004.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2005 increased to $186.0 million due to overall increases in utilities, repairs, and rental expenses compared to $178.0 million for the year ended December 31, 2004. Other theatre operating expenses for 2005 includes $12.4 million attributable to GKC Theatres. These increases were related to the opening of eight new theatres and four re-opened theaters in 2005, as well as theatres acquired through the GKC Theatres purchase.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2005 increased slightly to $19.8 million compared to $19.3 million for the year ended December 31, 2004 due to overall increases in other expenses, including primarily salaries and wages, benefits and professional fees. General and administrative expenses for 2005 include $0.5 million attributable to GKC Theatres.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2005 increased 10.2% compared to the year ended December 31, 2004. This increase reflects the effect of purchases of fixed assets related to the opening of 10 new theatres in 2005, as well as the acquisition of the GKC Theatres assets, improvements and expansions relating to existing theatres and routine capital expenditures at existing theatres.

Gain on sales of property and equipment and termination of capital leases. Gain on sales of property and equipment for the year ended December 31, 2005 increased $187,000 compared to the year ended December 31, 2004. Additionally, we sold three previously closed theatres during the year ended December 31, 2005 compared to two theatres and two parcels of land during the year ended December 31, 2004.

Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2005 increased $1.6 million compared to the year ended December 31, 2004 primarily because of reductions in estimated theatre cash flows due to the impact of new or increased competition on certain older, auditorium-style theatres, negative evaluation of the operating results produced from theatres previously converted to discount theatres, or our inability to improve a marginal theatre’s operating results to a level that would support the carrying value of the long-lived assets.

Operating Income. Operating income for the year ended December 31, 2005 decreased 44% to $41.3 million compared to $74.2 million for the year ended December 31, 2004. As a percentage of revenues, the operating income for the year ended December 31, 2005 was 9% compared to 15% for the year ended December 31, 2004.

Interest expense. Interest expense for the year ended December 31, 2005 increased 17% to $35.3 million from $30.1 million for the year ended December 31, 2004. The increase is directly related to indebtedness obtained through our debt refinancing related to the acquisition of the GKC theatre circuit and rising interest rates. The interest on our term loan floats with changes in the Eurodollar base rate which was 2.57% at the beginning of 2005 and 4.57% at year end.

Loss on extinguishment of debt. On May 19, 2005, we refinanced a portion of our debt in conjunction with the acquisition of the GKC theatre circuit. This refinancing resulted in the write-off of $5.8 million of deferred loan fees and the recognition of prepayment penalties related to our prior revolving credit facility and term loan.

Reorganization benefit. Reorganization costs for the year ended December 31, 2005 consisted of a credit of $2.4 million, compared to a credit of $12.4 million for the year ended December 31, 2004. These credits are the result of changes in estimates on liabilities subject to compromise, partially offset by professional and other expenses. On February 11, 2005, we filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

Income tax (benefit) expense. We recognized an income tax expense of $2.3 million for the year ended December 31, 2005, representing a combined federal and state income tax rate of 93%, compared to income tax expense of $19.3 million for the year ended December 31, 2004, representing a combined federal and state income tax rate of 41%. The effective tax rate has increased due to the relationship of nondeductible items, principally related to executive compensation, to pre-tax book income.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. As a result, we had a working capital deficit of $23.5 million as of December 31, 2006 compared to working capital deficit of $23.7 million at December 31, 2005.

At December 31, 2006, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $26.0 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”

Net cash provided by operating activities was $38.2 million for the year ended December 31, 2006 compared to net cash provided by operating activities of $42.9 million for the year ended December 31, 2005. This reduction was due to reduced profit from operations related primarily to higher overall general operating expenses and an increase in interest expense on our long-term financing obligations. Net cash used in investing activities was $31.6 million for the year ended December 31, 2006 compared to net cash used in investing activities of $146.5 million the year ended December 31, 2005. The decrease is primarily due to reduced capital expenditures in 2006, of $35.7 million compared to $87.6 million in 2005, and our purchase of GKC Theatres for $61.6 million. For the year ended December 31, 2006 net cash used in financing activities was $4.2 million compared to net cash provided by financing activities of $70.3 million for the year ended December 31, 2005.

Net cash provided by operating activities was $42.9 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $50.6 million for the year ended December 31, 2004. This change was due to reduced profit from operations related primarily to lower revenues and higher overall general operating expenses, changes in accounts payable from payments made to creditors and an increase in interest expense on our long-term financing obligations. Net cash used in investing activities was $146.5 million for the year ended December 31, 2005 compared to net cash used in investing activities of $43.7 million for the year ended December 31, 2004 due to purchases of property and equipment of $87.6 million and our purchase of GKC Theatres for $61.6 million in 2005. For the year ended December 31, 2005 net cash provided by financing activities was $70.3 million compared to net cash provided by financing activities of $8.8 million for the year ended December 31, 2004 due to our May 2005 debt refinancing and the purchase of treasury stock in connection with stock grants exercised in 2005.

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

We plan to make approximately $29 million in capital expenditures for calendar year 2007. Pursuant to the sixth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 is limited to $30 million. We anticipate we will add approximately one theatre during the course of 2007 and potentially close some of our older theatres where leases will not be renewed. The expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash, sales of surplus assets and borrowings under our credit agreements will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness we could come into default under any of our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under Chapter 11 in August 2000, as described in “Our Reorganization.”

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

The senior secured credit facilities consisted of:

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

We used the $170.0 million term loan, in addition to approximately $4.6 million of available cash, to (1) fund the $61.6 million net purchase price of the GKC Theatres acquisition, (2) repay borrowings of approximately $101.2 million (including principal, interest and fees) under our former term loan facility, (3) repay approximately $5.1 million of outstanding borrowings (including accrued interest and fees) under our former revolving credit facility, and (4) pay related fees and expenses. We did not draw upon the revolving credit facility in connection with these transactions.

In connection with the 2005 transactions described above, we terminated our former $50 million revolving credit facility and repaid approximately $5.1 million, which included $5.0 million in unpaid outstanding principal and $0.1 million in accrued interest and fees. Also, we terminated our former $100 million term loan, and repaid approximately $98.8 million in principal, $.4 million of accrued interest and paid $2.0 million in prepayment fees. We recognized a $5.8 million loss on our extinguishment of debt which consisted of $3.8 million of loan fees related to our February 4, 2004 credit facilities and a $2.0 million prepayment premium on the retirement of our former term loan.

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

On September 28, 2006 we entered into a sixth amendment to our senior secured credit agreement. The sixth amendment amends the calculation of the Company’s consolidated EBITDA for purposes of the consolidated leverage ratio and the interest coverage ratio. The amendment allows us to exclude from the calculation of consolidated EBITDA certain expenses and transaction fees incurred during 2006 related to our prior accounting restatements and credit facility amendments. We may also exclude from the calculation of consolidated EBITDA, up to a fixed amount, other unusual and nonrecurring expenses incurred prior to March 31, 2007 related to the accounting restatements. The sixth amendment also amends the definition of “capital expenditures”, and limits the aggregate capital expenditures that we may make, or commit to make, for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 to $30 million.

In addition, and pursuant to the fifth amendment of our senior secured credit agreement, on October 25, 2006, we entered into and will maintain hedging agreements that cap the interest rate on $150 million aggregate principal amount of our outstanding term loans at 9.25% through June 8, 2008. The final maturity date of the term loan facility and delayed-draw term loan facility is May 19, 2012.

The interest rate for borrowings under the revolving credit facility for the initial six-month period was set from time to time at our option (subject to certain conditions set forth in the credit agreement) at either: (1) a specified base rate plus 1.25% or (2) LIBOR plus 2.25%. The rate at June 6, 2006 was 10.25%; on June 8, 2006, we converted the rate to a 90-day LIBOR-based rate, which was 8.52%. At December 31, 2006, the rate was 8.60%. The final maturity date of the revolving credit facility is May 19, 2010.

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

The senior secured credit facilities contain covenants which, among other things, restrict our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than us;

•	incur additional indebtedness;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of assets;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of our assets.

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement, as amended.

Generally, the senior secured credit facilities do not place restrictions on our ability to make capital expenditures. However, we may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure. However, pursuant to the sixth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 is limited to $30 million.

Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit and the term loan facilities due and payable. As of December 31, 2006, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:

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

The senior secured credit facilities are guaranteed by each of our subsidiaries and secured by substantially all of our present and future assets.

Default

We had not submitted audited financial statements for the year ended December 31, 2005 by the 65th day following the end of the previous fiscal year nor had we submitted unaudited financial statements for the three month periods ended March 31, 2006 and June 30, 2006, by the 40th day following the end of such three month periods as required by the covenants under our senior secured credit facility.

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

Effective June 2, 2006, we entered into a fourth amendment to our senior secured credit agreement with the lending parties thereunder, which included an extension of the deadline for the delivery of our audited financial statements for the year ended December 31, 2005 and unaudited financial statements for the three month period ended March 31, 2006 until July 27, 2006. Effective July 27, 2006, we entered into a fifth amendment to our senior secured credit agreement, which included (i) an extension of the deadline for the delivery of our audited financial statements for the year ended December 31, 2005 until September 30, 2006; (ii) an extension of the deadline for delivery of our unaudited financial statements for the quarter ended March 31, 2006 until September 30, 2006; and (iii) an extension of the deadline for delivery of our unaudited financial statements for the quarters ended June 30, 2006 and September 30, 2006 until December 31, 2006. We timely satisfied the extended filing deadlines set forth in the fifth amendment.

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

Contractual Obligations

As of December 31, 2006, our long-term debt obligations and future minimum payments under capital leases and operating leases with terms over one year and the agreement with our Chief Executive Officer were as follows:

(in millions)	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years	After Total
Term loan credit agreement	$1.7	$3.3	$81.0	$78.6	$164.6
Delayed Draw term loan credit agreement	1.6	3.1	113.4	37.1	155.2
Interest payment on long term debt(1)	27.8	54.9	50.4	2.9	136.0
Long Term Financing Obligations	9.9	20.1	21.6	226.7	278.3
Capital Lease Obligations	6.9	13.8	13.2	57.0	91.0
Operating Leases	41.2	77.0	68.3	215.7	402.1
Employment Agreement with Chief Executive Officer	0.9	1.7	1.7	—	4.3

Total contractual cash obligations	$90.0	$173.9	$349.6	$618.0	$1,231.5

(1) Interest on our long-term debt is based on a structure that is priced over an index or LIBOR rate option. We calculated our contractual obligations for interest payments on a rate indexed at December 31, 2006, which was approximately 8.6%.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

Asset Impairments

In 2006, 2005, and 2004, we identified impairments of asset values for certain theatres which we reflected as operating expenses in our consolidated financial statements.

The table below sets out certain information concerning these impairments:

(in millions except number of theatres and screens)	2006	2005	2004
Reduction in carrying values	$8.9	$6.2	$4.0
Reduction in accumulated depreciation and amortization	(3.1)	(3.7)	(3.1)

Impairment charge included in operations	$5.8	$2.5	$0.9

Number of theatres affected	7	8	9
Number of screens affected	74	68	30

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

Depreciation is computed on a straight-line basis as follows:

Building and improvements	20-30 years
Financing Assets	20-30 years
Leasehold improvements*	15-30 years
Capital Leases*	11-25 years
Equipment	5-15 years

*	Number of years is based on the lesser of the useful life of the asset or the term of the applicable lease.

We capitalize interest in connection with construction of our long-lived assets. This activity consists of either construction of new theatres or additions to existing theatres. Additionally, we capitalize interest for construction projects where we are deemed the owner during the construction period under Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”) and the assets are considered owned because the sales-leaseback provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard “SFAS” No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases” (“SFAS No. 98”), do not apply.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable (carrying amount is less than fair value). We monitor internal management reports and the competition in our markets for indicators of impairment and, on an annual basis, test all if our long-lived assets for potential impairments.

We consider a trend of operating results that are not in agreement with expectations to be a primary indicator of potential impairment. An additional impairment indicator used by our management is the existence of competition in a market, either from third parties or from our own expansion. For purposes of SFAS 144, property and equipment are evaluated for impairment at the theatre level except when multiple theatres are located in the same geographical area. We deem a theatre or market to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre or market, including estimated disposal value if any, is less than its carrying amount. If a theatre or market is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatres within the market exceeds its fair value. Fair value is based on our management’s estimates, which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Goodwill and Other Acquired Intangible Assets

We conduct an annual impairment tests calculating the fair value of goodwill and other intangible assets and comparing that to the carrying value to determine if impairment exists. Impairment testing are conducted more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units.

Leases

We operate most of our theatres under non-cancellable lease agreements with initial base terms ranging generally from 15 to 20 years, and classify these as operating, capital or financing based on an assessment at lease inception and when a modification is made to a lease. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Certain leases for our theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. Also, certain leases contain escalating minimum rental provisions. At our option, we can renew a portion of our leases at defined or then fair rental rates over varying periods. We generally do not consider the exercise of the renewal options as reasonably assured at lease inception.

For leases classified as operating leases, we record rent expense in accordance with FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increase” on a straight-line basis, over the lease term beginning with the lease commencement date (the date that we have access to the property which in some cases is prior to commencement of lease payments). Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. In some leases, we funded costs to the benefit of the landlord, which have been recorded as prepaid rent and are being amortized over the term of the lease on a straight-line basis.

For leases that are classified as capital leases, the property is recorded as a capital lease asset and the capital lease obligation is recorded in an amount equal to the lesser of the present value of minimum lease payments to be made over the lease life, beginning with the lease inception date, or the fair value of the property being leased. We amortize our capital lease assets on a straight-line basis over the lesser of the lease term or the economic life of property. Each minimum lease payment is allocated between a reduction of the lease obligation and interest expense, producing a stable rate of interest throughout the lease obligation.

On certain leases we are involved with the construction of the building (typically on land owned by the landlord) and thus are subject to the provisions EITF 97-10. When we are the deemed owner of the project for accounting purposes, we record the amount of total project costs incurred during the construction period. At completion of the construction project, we evaluate whether the transfer to the landlord/owner meets the requirements of SFAS No. 98, for sale-leaseback treatment. If it does not meet such requirements, which is typical, the amounts funded by/received from the landlord are recorded as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and the building portion which is a financing obligation. We then allocate the lease payment for the building portion between a reduction of the lease obligation and interest expense, producing a stable rate of interest throughout the lease obligation.

In certain leases, the last payment at the end of the lease term is settled by a transfer of the property to the landlord in settlement of the remaining financing obligation. The amount of amortization of the asset and the financing obligation is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value at the end of the lease term, we will recognize a gain.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on our projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. Throughout the year we refine our estimates of taxable income as new information becomes available, including year-to-date financial results. This progressive estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which our change in estimates occurs to develop a year-to-date provision that reflects the expected annual tax rate. We may exercise significant judgment in determining our effective tax rate and evaluating our tax positions.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. We regularly assess the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as our earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could enhance the chances of a realization of a deferred tax asset. When factors indicate that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year that conclusion is made.

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements in which the FASB previously concluded that fair value is the relevant measurement attribute and appropriately, the new statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of 2008. We have not yet evaluated the impact that this statement will have on our results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on our historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the deferred rent liability associated with certain operating leases dating back to the inception of the leases, to correct the improper capitalization of ground rent payments and depreciation related to a real estate lease, the depreciation on certain assets subject to financing leases, incurred but not reported insurance claims, the tax impact of these adjustments and correct tax expense related to the application of Internal Revenue Code Section 162(m) limiting the Company’s deductibility of certain executive compensation during periods prior to January 1, 2006, and resulted in a reduction in consolidated net assets of approximately $0.8 million, an increase in consolidated liabilities of approximately $1.5 million and a decrease in consolidated equity of approximately $2.3 million.

On December 16, 2004, the FASB issued SFAS 123(R) “Share-Based Payment, Revised 2004.”(“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is effective for all annual periods beginning after June 15, 2005. We adopted SFAS 123R on January 1, 2006, with no material effect to our results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our debt is based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our debt by approximately $3.2 million on an annual basis. If our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis.

During the fourth quarter of 2006, we entered into and will maintain hedging agreements that cap the interest rate on $150 million aggregate principal amount of our outstanding term loans. We did not designate the cap agreement as an accounting hedge under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense.

We have 37 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by $2.9 million over the remaining lives of these leases, which management does not believe would have a material impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements.

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheet of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Oversight Board, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Committee and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

Deloitte & Touche LLP

Atlanta, Georgia

March 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carmike Cinemas, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and its subsidiaries at December 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein, as of December 31, 2005 and for the two years in the period ended December 31, 2005, when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

August 3, 2006

40

CONSOLIDATED BALANCE SHEETS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$26,016	$23,609
Restricted cash	2,603	3,602
Accounts receivable	4,249	2,056
Inventories	1,846	1,802
Deferred income tax asset	6,270	6,029
Prepaid expenses	6,179	6,287

Total current assets	47,163	43,385

Other assets:
Deferred income tax asset	51,473	42,344
Assets held for sale	4,141	5,434
Other	32,785	37,902

Total other assets	88,399	85,680

Property and equipment:
Land	60,833	60,858
Construction in progress	458	26,453
Buildings and building improvements	344,473	329,677
Leasehold improvements	128,487	127,240
Assets under capital leases	70,934	72,106
Equipment	236,514	220,150

Total property and equipment	841,699	836,484
Accumulated depreciation and amortization	(296,582)	(267,974)

Property and equipment, net	545,117	568,510

Goodwill	38,240	38,460
Other acquired intangible assets, net of accumulated amortization	1,642	2,082

Total assets	$720,561	$738,117

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,312	$23,516
Dividends payable	2,178	2,154
Accrued expenses	39,601	38,936
Current maturities of long-term debt, capital leases and long-term financing obligations	5,608	2,435

Total current liabilities	70,699	67,041

Long-term liabilities:
Long-term debt, less current maturities	316,544	313,774
Capital leases and long-term financing obligations, less current maturities	117,979	115,809
Other	11,701	8,776

Total long-term liabilities	446,224	438,359

Commitments and contingencies (Note 14)	0	0

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	0	0
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 12,744,372 shares issued and 12,463,408 shares outstanding at December 31, 2006, and 12,455,622 shares issued and 12,309,002 shares outstanding at December 31, 2005	383	374
Treasury stock, 280,964 and 146,620 shares at cost, at December 31, 2006 and 2005, respectively	(8,258)	(5,210)
Paid-in capital	292,870	297,256
Accumulated deficit	(81,357)	(59,703)

Total stockholders’ equity	203,638	232,717

Total liabilities and stockholders’ equity	$720,561	$738,117

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenues:
Admissions	$324,309	$309,402	$331,479
Concessions and other	171,190	159,492	163,858

Total operating revenues	495,499	468,894	495,337

Operating costs and expenses:
Film exhibition costs	176,744	168,251	174,693
Concession costs	17,650	16,379	16,881
Other theatre operating costs	200,775	185,978	178,025
General and administrative expenses	29,442	19,819	19,301
Depreciation and amortization	41,038	37,214	33,765
Loss (gain) on sale of property and equipment and termination of capital leases	385	(2,599)	(2,412)
Impairment of long-lived assets	5,756	2,527	892

Totals operating costs and expenses	471,790	427,569	421,145

Operating income	23,709	41,325	74,192

Interest expense, net	47,510	35,284	30,073
Loss on extinguishment of debt	4,811	5,795	9,313

(Loss) income before reorganization benefit, income taxes and cumulative effect of change in accounting principle	(28,612)	246	34,806
Reorganization benefit	0	2,388	12,397

(Loss) income before income taxes and cumulative effect of change in accounting principle	(28,612)	2,634	47,203
Income tax (benefit) expense	(9,223)	2,369	19,262

(Loss) income before cumulative effect of change in accounting principle	(19,389)	265	27,941
Cumulative effect of change in accounting principle, net of taxes	0	(88)	0

Net (loss) income available for common stockholders	$(19,389)	$177	$27,941

Weighted average shares outstanding
Basic	12,341	12,194	11,704
Diluted	12,341	12,704	12,480

Net (loss) income per common share-Basic:
Income before cumulative effect of change in accounting principle	$(1.57)	$0.02	$2.39
Cumulative effect of change in accounting principle, net of taxes	$0.00	$(0.01)	$0.00

Basic net (loss) income per share	$(1.57)	$0.01	$2.39

Net (loss) income per common share-Diluted:
Income before cumulative effect of change in accounting principle	$(1.57)	$0.02	$2.24
Cumulative effect of change in accounting principle, net of taxes	$0.00	$(0.01)	$0.00

Diluted net (loss) income per share	$(1.57)	$0.01	$2.24

Dividends declared per share	$0.70	$0.70	$0.53

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(19,389)	$177	$27,941
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	41,038	37,214	33,765
Amortization of debt issuance costs	2,237	2,226	1,693
Impairment of long-lived assets	5,756	2,527	892
Loss on extinguishment of debt	4,811	3,820	0
Deferred income taxes	(9,223)	2,238	18,665
Stock-based compensation	4,334	3,274	5,757
Non-cash reorganization items	0	(2,388)	(12,397)
Other non-cash items	856	0	0
Cumulative effect of change in accounting principle	0	140	0
Loss (gain) on sales of property and equipment and termination of capital lease	385	(2,599)	(2,412)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts and notes receivable and inventories	(2,000)	45	507
Prepaid expenses and other assets	7,266	(11,501)	(3,418)
Accounts payable	474	(885)	(4,308)
Accrued expenses and other liabilities	1,702	8,574	(16,068)

Net cash provided by operating activities	38,247	42,862	50,617

Cash flows from investing activities:
Purchases of property and equipment	(35,667)	(87,559)	(46,971)
Acquisition of GKC Theatres’ stock, net of cash acquired	0	(61,596)	0
Funding of GKC acquisition escrow account	0	(3,200)	0
Release (funding) of other restricted cash	999	(402)	0
Acquisition of partnership	0	0	(1,333)
Proceeds from sale of property and equipment	3,251	6,268	4,577
Other	(202)	0	0

Net cash used in investing activities	(31,619)	(146,489)	(43,727)

Cash flows from financing activities:
Consolidated debt:
Additional borrowings	156,000	182,000	250,000
Repayments of long-term debt	(152,450)	(115,090)	(324,443)
Repayments of liabilities subject to compromise	0	(958)	(7,776)
Repayments of capital lease and long-term financing obligations	(1,229)	(1,507)	(2,222)
Proceeds from long-term financing arrangements	8,698	19,648	8,460
Issuance of common stock	0	0	89,053
Purchase of treasury stock	(3,048)	(5,210)	0
Debt issuance costs	(3,505)	0	0
Dividends paid	(8,687)	(8,591)	(4,254)

Net cash (used in) provided by financing activities	(4,221)	70,292	8,818

Increase (decrease) in cash and cash equivalents	2,407	(33,335)	15,708
Cash and cash equivalents at beginning of year	23,609	56,944	41,236

Cash and cash equivalents at end of year	$26,016	$23,609	$56,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,277	$39,546	$36,573
Income taxes	$0	$345	$500

Schedule of non-cash investing and financing activities:
Assets acquired through capital lease obligations and operating leases converted to financing obligations	$0	$4,077	$8,974
Dividends declared not yet payable	$2,178	$2,154	$2,128
Non-cash purchase of property and equipment	$974	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CARMIKE CINEMAS, INC. and SUBSIDIARIES

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2004	9,148	275	0	0	214,270	(87,821)	126,724
Stock issuance	3,015	90	0	0	88,963	0	89,053
Net income	0	0	0	0	0	27,941	27,941
Dividend declared	0	0	0	0	(6,382)	0	(6,382)
Stock-based compensation	0	0	0	0	5,757	0	5,757

Balance at December 31, 2004	12,163	$365	0	$0	$302,608	$(59,880)	$243,093
Stock issuance	293	9	0	0	(9)	0	0
Net income	0	0	0	0	0	177	177
Purchase of treasury stock	0	0	(147)	(5,210)	0	0	(5,210)
Dividends declared	0	0	0	0	(8,617)	0	(8,617)
Stock-based compensation	0	0	0	0	3,274	0	3,274

Balance at December 31, 2005	12,456	$374	(147)	$(5,210)	$297,256	$(59,703)	$232,717
SAB 108 adjustment (see Note 3)	0	0	0	0	0	(2,265)	(2,265)

Balance at January 1, 2006, as adjusted	12,456	$374	(147)	$(5,210)	$297,256	$(61,968)	$230,452
Stock issuance	288	9	0	0	(9)	0	0
Net loss	0	0	0	0	0	(19,389)	(19,389)
Purchase of treasury stock	0	0	(134)	(3,048)	0	0	(3,048)
Dividends declared	0	0	0	0	(8,711)	0	(8,711)
Stock-based compensation	0	0	0	0	4,334	0	4,334

Balance at December 31, 2006	12,744	$383	(281)	$(8,258)	$292,870	$(81,357)	$203,638

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

December 31, 2006

(in thousands except share and per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (“Carmike” or the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 289 theatres in 37 states. Of the Company’s 289 theatres, 244 show films on a first-run basis and 45 are discount theatres. The Company targets small to mid-size non-urban markets with more than 80% of its theatres located in communities with populations of fewer than 100,000 people. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales. Substantially all revenues are received in cash and are recognized as income at the point of sale.

Basis of Presentation

The consolidated financial statements of Carmike have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The statements include the accounts of all of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in which the Company exercises a significant influence are accounted for using the equity method of accounting.

On August 8, 2000, Carmike and its subsidiaries, Eastwynn Theatres, Inc., Wooden Nickel Pub, Inc. and Military Services, Inc. filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Cases”) of the United States Bankruptcy Code. In connection with the Chapter 11 Cases, the Company was required to report in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”). SOP 90-7 requires, among other things, (1) pre-petition liabilities that are subject to compromise be segregated in the Company’s consolidated balance sheet as liabilities subject to compromise and (2) the identification of all transactions and events that are directly associated with the Company’s reorganization in the Consolidated Statements of Operations. The Company emerged from the Chapter 11 Cases pursuant to its plan of reorganization effective on January 31, 2002. On February 11, 2005, the Company filed a motion seeking an order entering a final decree closing the bankruptcy cases. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

In the preparation of financial statements in conformity with GAAP, management must make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies that are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company also assesses potential losses in relation to threatened or pending legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

Gift Cards and Other Advanced Sales

The Company records proceeds from the sale of gift cards and other advanced sales-type certificates in current liabilities and recognizes admissions and concessions revenue when a holder redeems a gift card or other advanced sales-type certificates. The Company recognizes revenue from unredeemed gift cards and other advanced sales-type certificates upon expiration.

Film Exhibition Costs

Film exhibition costs vary according to box office admissions and are accrued based on the specified splits of receipts in firm term agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between the Company and the movie studios are completed four to six weeks after the movie’s run.

Concessions Costs

Concession costs of sales are recorded as products are sold. The Company purchases substantially all of its beverage supplies from The Coca-Cola Company and the Pepsi-Cola Company. The Company purchases substantially all of its other concession supplies from a single vendor, Showtime Concession, Inc.

Comprehensive Income

The Company has no other comprehensive income items as defined by Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).

Segment Reporting

Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s chief operating decision maker currently manages the business as one operating segment. The Company’s measure of segment profit is consolidated operating income.

Concentration of Credit Risk

Concentration of credit risk is limited due to the short-term nature of the receivables and the credit worthiness of the customer.

Fair Value of Financial Instruments

The book values of cash, trade receivables and trade accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term debt was not significantly different than the stated value at December 31, 2006 and 2005. The Company maintains a hedging agreement that caps the interest rate on $150 million aggregate principal amount of its outstanding term loans. The interest rate cap is recorded at fair value.

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation, or cost adjusted for recognized impairments. Assets held for sale are reported at the lower of the asset’s carrying amount or its fair value less costs to sell. Depreciation of assets recorded under capital leases is included with depreciation expense in the accompanying consolidated statements of operations.

Depreciation and amortization is computed on a straight-line basis as follows:

Building and improvements	20-30 years
Assets subject to financing leases	20-30 years
Leasehold improvements*	15-30 years
Capital leases*	11-25 years
Equipment	5-15 years

*	Number of years is generally based on the lesser of the useful life of the asset or the term of the applicable lease.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $40,226, $36,933 and $33,765, respectively.

Included in property and equipment are capital lease assets with costs of $70,934 and $72,106 at December 31, 2006 and 2005, respectively, and accumulated depreciation of $31,724 and $30,842, respectively. Included in building and building improvement are assets with financing obligations with costs of $142,017 and $136,590 at December 31, 2006 and 2005, respectively, and accumulated depreciation of $24,256 and $19,964, respectively.

The Company capitalizes interest in connection with construction of its long-lived assets. This activity consists of either construction of new theatres or additions to existing theatres. Additionally, the Company capitalizes interest for construction projects where it is deemed the owner during the construction period under Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). The Company capitalized interest of $304, $1,971 and $502 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s leasehold improvements and assets under capital and financing leases are pledged as collateral under lease agreements.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), the Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

The Company has certain legal obligations related to 52 theatres that were constructed prior to 1980, which may have been built using Asbestos Containing Materials (“ACM”), and which fall within the scope of SFAS No. 143. These legal obligations include obligations to conduct an inspection using qualified inspectors to determine if ACM’s are present and if necessary remediate or dispose of ACM’s under EPA guidelines. The significant assumptions used in estimating our asset retirement obligations include the following: a probability depending upon the year the building was constructed; that our assets with asset retirement obligations will be remediated; remediation costs that are indicative of what third party vendors would charge us to remediate the buildings; expected inflation rates are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate our incremental borrowing rates. The obligation was approximately $180 at December 31, 2006 and 2005, respectively.

Leases

The Company operates most of its theatres under non-cancellable lease agreements with initial base terms ranging generally from 15 to 20 years, and classifies these as operating, capital or financing based on an assessment at lease inception and when a modification is made to a lease. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. The Company, at its option, can renew a portion of most of its leases at defined or then fair rental rates over varying periods. The Company generally does not consider the exercise of the renewal options as reasonably assured at lease inception.

For leases classified as operating leases, the Company records rent expense in accordance with FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increase” on a straight-line basis, over the lease term, beginning with the lease commencement date (the date the Company has access to the property which in some cases is prior to commencement of lease payments) . Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. In some leases, the Company funded costs to the benefit of the landlord, which have been recorded as prepaid rent and is amortized over the term of the lease on a straight-line basis.

For leases that are classified as capital leases, the property is recorded as a capital lease asset and the capital lease obligation is recorded in an amount equal to the lesser of the present value of minimum lease payments to be made over the lease life, beginning with the lease inception date, or the fair value of the property being leased. The Company amortizes its capital lease assets on a straight-line basis over the lesser of the lease term or the economic life of property. The Company allocates each minimum lease payment between a reduction of the lease obligation and interest expense, producing a stable rate of interest throughout the lease obligation.

On certain leases, the Company is involved with the construction of the building (typically on land owned by the landlord) and thus is subject to the provisions of EITF 97-10. When the Company is the deemed owner of the project for accounting purposes, the Company records the amount of total project costs incurred during the construction period. At completion of the construction project, the Company evaluates whether the transfer to the landlord/owner meets the requirements of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases” (“SFAS No. 98”), for sale-leaseback treatment. If it does not meet such requirements, which is typical, the Company records amounts funded by/received from the landlord as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and the building portion which is a financing obligation. The Company then allocates the lease payment for the building portion between a reduction of the lease obligation and interest expense, producing a stable rate of interest throughout the lease obligation.

In certain leases, the last payment at the end of the lease term is settled by a transfer of the property to the landlord in settlement of the remaining financing obligation. The amount of amortization of the asset and the financing obligation is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value at the end of the lease term, the Company will recognize a gain.

Assets Held for Sale

Assets identified for disposition, a portion of which is undeveloped land, are classified as assets held for sale and reported at the lower of their carrying amount or fair value less costs to sell. The carrying value of these assets is reviewed as to relative market conditions dictating and is in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Disposition of these assets is contingent on current market conditions and the Company cannot be assured that they will be sold at a value equal to or greater than the current carrying value.

Goodwill and Other Acquired Intangible Assets

The Company has one reporting unit as defined by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Based on the results of the Company’s annual impairment tests, there was no impairment of goodwill as of and for the years ended December 31, 2006, 2005 and 2004. The Company’s goodwill was acquired through the acquisition of GKC Theatres (Note 5) and various other acquisitions.

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable (i.e. carrying amount is less than fair value). The Company monitors internal management reports and the competition in its markets for indicators of impairment and, on an annual basis, tests all of its long-lived assets for potential impairments.

The Company’s management considers a trend of operating results that are not in agreement with expectations to be a primary indicator of potential impairment. An additional impairment indicator used by the Company’s management is the existence of competition in a market, either from third parties or from its own expansion. For purposes of SFAS 144, property and equipment are evaluated for impairment at the theatre level except when multiple theatres are located in the same geographical area. The Company deems a theatre or market to be impaired if a forecast of undiscounted future operating cash flows directly related to the theatre or market, including estimated disposal value if any, is less than its carrying amount. If a theatre or market is determined to be impaired, the loss is measured as the amount by which the carrying amount of the theatres within the market exceeds its fair value. Fair value is based on management’s estimates, which are based on using the best information available, including prices for similar theatres or the results of valuation techniques such as discounting estimated future cash flows. Considerable judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

Income Taxes

The Company accounts for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“SFAS 109”) as amended. SFAS 109 requires an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it has been determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

Advertising

Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $9,032, $8,836 and $8,349 in 2006, 2005 and 2004, respectively.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payments Revised 2004 (“123R”)”, which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R) which provided guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS 123(R) using the modified prospective method of adoption. See Note 12 for a description of the Company’s stock plans and related disclosures and the related impact of adopting SFAS 123(R). The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards. The Company also issues restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period; thus it recognizes compensation expense over the one to three year period equal to the grant date value of the shares awarded to the employee.

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan options and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”). Under APB 25, compensation was recognized over the grant’s vesting period only if the current market price of the underlying stock on the date of grant exceeds the exercise price.

Other Long-Term Liabilities

The portion of our deferred rent liability that will not be amortized to rent expense within one year is classified in other long-term liabilities.

Percentage Rent

Several leases have a contingent component called percentage rent within the lease agreement. Percentage rent is based on a percentage of defined revenue factors over a fixed breakpoint for the lease year as described within the lease. The Company recognizes contingent rent expense prior to achievement of the fixed breakpoint when it becomes probable that the breakpoint will be achieved. Contingent payments under capital leases and arrangements accounted for as financing obligations are charged to interest expense.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008. The Company has not yet evaluated the impact that this statement will have on its results of operations or financial position.

In September 2006, SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 as of December 31, 2006 (see Note 3).

NOTE 3—ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 108

In applying the provisions of SAB 108, the Company identified misstatements which had a cumulative effect on accumulated deficit as of December 31, 2005 of $2,413 pre-tax and $2,265, net of tax. Under our previous method of evaluating misstatements, we believe that the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Company elected to not restate prior year financial statements and, instead, recorded the adjustments to accumulated deficit as of January 1, 2006. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not have a material effect on any quarter within 2006 and thus will not require previously filed reports with the SEC to be amended. The adjustments recorded at January 1, 2006 are as follows:

•	increase deferred rent liability approximately $720 for rent holidays associated with certain operating leases, originating in periods prior to 2004;

•

correct the improper capitalization of ground rent payments and under-reporting of depreciation related to a real estate lease for the years 2000 through 2004, decreasing net property, plant and equipment by $2,218;

•	correct the deprecation on certain assets subject to financing leases, decreasing accumulated depreciation approximately $1,334, originating in periods prior to 2004;

•	record an accrual for incurred but not reported insurance claims, increasing accrued expenses approximately $809, originating in periods prior to 2004;

•	record the tax impact of the above adjustments, increasing the deferred tax asset by approximately $906; and

•

correct the tax expense related to the incorrect application of Internal Revenue Code Section 162(m) limiting the Company’s deductibility of certain executive compensation in 2004 and 2005, increasing the deferred tax liability approximately $758.

NOTE 4—CLASSIFICATION CORRECTIONS TO PREVIOUSLY ISSUED BALANCE SHEET

During fiscal year 2006, the Company determined that it should correct errors in its previously issued balance sheet for the year ended December 31, 2005. The errors related to the misclassification of certain assets in property and equipment and net long-term prepaid rent included in other assets, and the misclassification of a long-term liability as a short-term liability. The Company concluded that the errors did not materially impact the financial position for the year ended December 31, 2005, and accordingly the Company corrected these errors in its consolidated balance sheet at December 31, 2005, and the following is a summary of the effects of these changes on the Company’s consolidated balance sheet:

	December 31, 2005 (as corrected)	December 31, 2005 (as filed)	Change
Other assets	$34,139	$32,702	$1,437
Total other assets	85,680	84,243	$1,437

Land	60,858	62,807	(1,949)
Construction in progress	26,453	26,376	77
Buildings and building improvements	329,677	316,161	13,516
Leasehold improvements	127,240	130,605	(3,365)
Assets under capital leases	72,106	89,651	(17,545)
Equipment	220,150	216,346	3,804

Total property and equipment	836,484	841,946	(5,462)
Accumulated depreciation and amortization	(267,974)	(271,999)	4,025

Property and equipment, net	$568,510	$569,947	$(1,437)

Accrued expenses	38,936	42,443	(3,507)
Total current liabilities	67,041	70,548	(3,507)
Other long-term liabilities	8,776	$5,269	3,507
Total long-term liabilities	$438,359	$434,852	$3,507

NOTE 5—ACQUISITION OF GKC THEATRES

On May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61,596. The GKC Theatres acquisition is consistent with the Company’s strategy of making small market acquisitions. The purchase price was negotiated using the historical average cash flows for the five year period ended December 31, 2004 and adjusted for other assets acquired and liabilities assumed. The consolidated financial statements as of, and for the 12-month period ended December 31, 2005 include the assets and liabilities and the operating results for the period from the acquisition date through December 31, 2005. The acquisition was recorded using the purchase method of accounting. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.

The following is a summary of the allocations of the aggregate cash purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

GKC
Current assets	$1,015
Land	15,049
Buildings, leasehold improvements and equipment	39,009
Goodwill	15,106
Other intangible assets	2,362
Other non-current assets	122
Current liabilities	(4,223)
Non-current deferred tax liabilities	(6,844)

Total purchase price	$61,596

An escrow account for the GKC acquisition in 2005 is classified as restricted cash, with a corresponding liability.

Pro Forma Results of Operations

The following selected comparative pro forma results of operations information for the years ended December 31, 2005 and 2004 assumes the GKC Theatres acquisition occurred at the beginning of the fiscal year 2004, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Year ended December 31,		Pro Forma Year ended December 31,
	2005	2004	2005	2004
Revenues	$468,894	$495,337	$485,970	$550,310
Operating income	$41,325	$74,192	$42,176	$81,471
Net income	$177	$27,941	$241	$29,690
Earnings per share:
Basic	$0.01	$2.39	$0.02	$2.54
Diluted	$0.01	$2.24	$0.02	$2.38

NOTE 6—GOODWILL AND OTHER INTANGIBLES

In 2005, the Company recorded additional goodwill and intangibles of approximately $17,500 from the acquisition of the GKC theatre circuit. In 2006, the Company reduced goodwill related to the GKC acquisition by $220 for final purchase price adjustments. None of the goodwill recognized is deductible for tax purposes.

The Company recorded $1,862 and $500 to recognize the value of certain lease intangibles and trade names, respectively. The lease intangibles assets are being amortized over the remaining lease terms and the trade name intangible asset is being amortized over approximately twenty months. Amortization of other intangible assets was $440, $280, and $0, for the years ended December 31, 2006, 2005, and 2004, respectively. Accumulated amortization of other intangible assets was $720 and $280 as of December 31, 2006 and 2005, respectively.

The following table summarizes goodwill and other intangible assets at December 31, 2006 and 2005:

	2006	2005
Lease intangibles	$1,862	$1,862
Trade names	500	500

Gross carrying value of intangible assets subject to amortization	2,362	2,362
Less accumulated amortization	720	280

Net carrying value	1,642	2,082
Goodwill	38,240	38,460

Total intangibles and goodwill	$39,882	$40,542

Amortization expense for fiscal years 2007 through 2011 and thereafter is estimated to approximately $114, $135, $142, $149, 156 and $946, respectively.

NOTE 7—OTHER ASSETS

At December 31, 2006 and 2005, other assets are as follows:

	December 31,
	2006	2005
Prepaid rent - funding of lessor’s assets	$11,223	$12,669
Debt issuance costs	13,858	17,190
Deposits and binders	2,704	3,604
Other	5,000	4,439

	$32,785	$37,902

NOTE 8—IMPAIRMENT OF PROPERTY AND EQUIPMENT

In accordance with SFAS 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, and all long-lived assets are tested on an annual basis. During the years ended December 31, 2006, 2005, and 2004, the Company recorded impairment charges of $5,756, $2,527, and $892, respectively, principally related to changes in competition in certain of the Company’s markets. These charges related to 7, 10, and 9 theatres, with 74, 68, and 30 screens in the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 9—DEBT

Debt consisted of the following as of December 31, 2006 and 2005.

	2006	2005
Term loan	$164,554	$166,225
Delayed Draw term loan credit agreement	155,221	0
7.50% senior subordinated notes	0	150,000

	319,775	316,225
Current maturities	(3,231)	(2,451)

	$316,544	$313,774

Senior Secured Credit Facilities

On May 19, 2005, the Company entered into a credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405,000.

The senior secured credit facilities consisted of:

•	a $170,000 seven year term loan facility used to finance the transactions described below;

•	a $185,000 seven year delayed-draw term loan facility, with a twenty-four month commitment available to finance permitted acquisitions and related fees and expenses; and

•	a $50,000 five year revolving credit facility available for general corporate purposes.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125,000.

In 2005, the Company used the $170,000 term loan, in addition to approximately $4,600 of available cash, to (1) fund the $61,596 net purchase price of the GKC Theatres acquisition, (2) repay borrowings of approximately $101,200 (including principal, interest and fees) under its former term loan facility, (3) repay approximately $5,100 of outstanding borrowings (including accrued interest and fees) under its former revolving credit facility, and (4) pay related fees and expenses. The Company did not draw upon the revolving credit facility in connection with these transactions.

In connection with the transactions described above, the Company terminated its former $50,000 revolving credit facility and repaid approximately $5,100, which included $5,000 in unpaid outstanding principal and $100 in accrued interest and fees. Also, the Company terminated its former $100,000 term loan, and repaid approximately $98,800 in principal, $400 of accrued interest and paid $2,000 in prepayment fees. The Company recognized a $5,795 loss on extinguishment of debt which consisted of $3,795 of loan fees related to its February 4, 2004 credit facilities and a $2,000 prepayment premium on the retirement of its former term loan.

On June 6, 2006, the Company drew down $156,000 of the $185,000 delayed-draw term loan to repurchase the outstanding $150,000 of 7.50% senior subordinated notes due 2014 and to repay related fees and expenses. At this time, the portion of the delayed-draw term loan commitment which was not used for this repurchase was cancelled.

As described in the fourth and fifth amendments to the Company’s senior secured credit agreement, the interest rate for borrowings under its outstanding revolving and term loans is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on Libor and 1.50% to 2.50% for loans based on the base rate.

On September 28, 2006 the Company entered into a sixth amendment to its senior secured credit agreement. The sixth amendment amends the calculation of the Company’s consolidated EBITDA for purposes of the consolidated leverage ratio and the interest coverage ratio. The amendment allows the Company to exclude from the calculation of consolidated EBITDA certain expenses and transaction fees incurred during 2006 related to its prior accounting restatements and credit facility amendments. The Company may also exclude from the calculation of consolidated EBITDA, up to a fixed amount, other unusual and nonrecurring expenses incurred prior to March 31, 2007 related to the accounting restatements. The sixth amendment also amends the definition of “capital expenditures”, and limits the aggregate capital expenditures that the Company may make, or commit to make, for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 to $30 million.

In addition, and pursuant to the fifth amendment of its senior secured credit agreement, on October 25, 2006, the Company entered into and will maintain a hedging agreement that caps the interest rate on $150,000 aggregate principal amount of outstanding term loans at 9.25% through June 8, 2008. The final maturity date of the term loan facility and delayed-draw term loan facility is May 19, 2012.

The interest rate for borrowings under the revolving credit facility for the initial six-month period was set from time to time at the Company’s option (subject to certain conditions set forth in the credit agreement) at either: (1) a specified base rate plus 1.25% or (2) LIBOR plus 2.25%. The rate at June 6, 2006 was 10.25%; on June 8, 2006, the Company converted the rate to a 90-day LIBOR-based rate, which was 8.52%. At December 31, 2006, the rate was 8.60%. The final maturity date of the revolving credit facility is May 19, 2010.

If the Company repays the term loans prior to June 2, 2007, it will be subject to a 1% prepayment fee for optional and most mandatory prepayments, unless the prepayment results from a change of control transaction or the issuance by the Company of subordinated debt of up to $150,000. The credit agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales and dispositions and issuances of certain debt, (2) various percentages (ranging from 0% to 75% depending on the Company’s consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (3) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.

The senior secured credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than the Company;

•	incur additional indebtedness;

•	create liens on their assets;

•	make certain investments;

•	sell or otherwise dispose of assets;

•	consolidate, merge or otherwise transfer all or any substantial part of their assets;

•	enter into transactions with their affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of their assets.

The senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement, as amended.

Generally, the senior secured credit facilities do not place restrictions on the Company’s ability to make capital expenditures. However, the Company may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure. However, pursuant to the sixth amendment to the Company’s senior secured credit agreement, the aggregate capital expenditures that it may make, or commit to make, for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 is limited to $30 million.

The Company’s failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit and the term loan facilities due and payable. As of December 31, 2006, the Company was in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:

•	the Company’s failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the credit agreement); or

•	a breach or default by the Company or its subsidiaries on the payment of principal of any Indebtedness (as defined in the credit agreement) in an aggregate amount greater than $5,000.

The senior secured credit facilities are guaranteed by each of the Company’s subsidiaries and secured by substantially all of its present and future assets.

Default

The Company had not submitted audited financial statements for the year ended December 31, 2005 by the 65th day following the end of the previous fiscal year nor had it submitted unaudited financial statements for the three month periods ended March 31, 2006 and June 30, 2006, by the 40th day following the end of such three month periods as required by the covenants under its senior secured credit facility.

On April 3, 2006, the Company obtained a waiver for the covenant regarding delivery of its audited financial statements for the year ended December 31, 2005 by entering into a second amendment to the credit agreement with Bear, Stearns & Co. Inc., and the other lending parties. This second amendment, which had an effective date of March 28, 2006, extended the date by which the Company was to submit audited financial statements for the year ended December 31, 2005 to the lenders to May 15, 2006. On May 9, 2006, the Company obtained a second waiver for delivery of such audited financial statements by entering into a third amendment to the credit agreement with Bear, Stearns & Co. Inc. and the other lending parties extending the delivery date to June 30, 2006. The third amendment also included a waiver regarding the delivery of the unaudited financial statements for the three month period ended March 31, 2006, extending the delivery date of such unaudited financial statements to June 30, 2006.

Effective June 2, 2006, the Company entered into a fourth amendment to its senior secured credit agreement with the lending parties thereunder, which included an extension of the deadline for the delivery of its audited financial statements for the year ended December 31, 2005 and unaudited financial statements for the three month period ended March 31, 2006 until July 27, 2006. Effective July 27, 2006, the Company entered into a fifth amendment to its senior secured credit agreement, which included (i) an extension of the deadline for the delivery of its audited financial statements for the year ended December 31, 2005 until September 30, 2006; (ii) an extension of the deadline for delivery of its unaudited financial statements for the quarter ended March 31, 2006 until September 30, 2006; and (iii) an extension of the deadline for delivery of its unaudited financial statements for the quarters ended June 30, 2006 and September 30, 2006 until December 31, 2006. The Company timely satisfied the extended filing deadlines set forth in the fifth amendment.

The amendments provide for waivers of certain defaults under the credit agreement, including the default resulting from the Company’s 7.50% senior subordinated notes being accelerated. In addition, the fourth amendment permitted the Company’s existing undrawn $185,000 delayed-draw term loan commitment to be used to repay or repurchase its outstanding $150,000 of senior subordinated notes and to pay related fees and expenses upon the acceleration of such notes. On June 6, 2006, the Company drew down $156,000 on this delayed-draw term loan to repay its outstanding 7.50% senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. These notes are no longer outstanding and the related indenture is no longer in effect. The undrawn portion of the delayed-draw term loan terminated upon the funding of such $156,000. See “7.50% Senior Subordinated Notes” below.

7.50% Senior Subordinated Notes

On February 4, 2004, the Company completed an offering of $150,000 in aggregate principal amount of 7.50% senior subordinated notes due February 15, 2014 to institutional investors. As discussed further below, on June 6, 2006, the Company drew down $156,000 on its delayed-draw term loan to repay its outstanding senior subordinated notes, all accrued and unpaid interest thereon and certain other fees and expenses related thereto. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.

Event of Default

On April 3, 2006, the trustee for the 7.50% senior subordinated notes notified the Company that it was in violation of the covenant requiring it to file the Annual Report on Form 10-K with the SEC within the time frame specified by the SEC’s rules and regulations, thereby triggering a default under the note indenture. The notice further stated that if this default continued for an additional sixty days then an event of default under the note indenture would occur. The Company did not file its Annual Report on Form 10-K on or before June 2, 2006 and did not receive the requisite consents to obtain a waiver of the default under the note indenture. Consequently, the default was not cured during the 60-day cure period and therefore constituted an event of default under the note indenture which entitled the trustee under the notes and/or the holders of at least 25% in aggregate principal amount of the outstanding notes to declare all of the notes immediately due and payable. On June 2, 2006, the Company received notice from the holders of over 25% in aggregate principal amount of the notes that such holders had accelerated the notes. As a consequence, on June 4, 2006, $150,000 in aggregate principal amount of the notes (representing all of the outstanding notes) plus accrued and unpaid interest thereon became immediately due and payable. As permitted under the fourth amendment to the Company’s senior secured credit agreement with the lending parties thereunder, the Company borrowed $156,000 under its existing delayed-draw term loan commitment and repaid all of the outstanding notes on June 6, 2006. The notes are no longer outstanding and the indenture governing the notes is no longer in effect.

Interest Rate Cap Agreement

During the fourth quarter of 2006, the Company entered into and will maintain an interest rate cap agreement. The hedging agreement caps the interest rate on $150,000 of aggregate principal amount of the Company’s outstanding term loans. The Company did not designate the cap agreement as an accounting hedge under FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense. As of December 31, 2006, the fair value of the interest rate cap was $0.

Debt Maturities

At December 31, 2006 the Company’s future maturities of long-term debt obligations were as follows:

	Less than One Year	Year 2	Year 3	Year 4	Year 5	After 5 Years	Total
Term loan credit agreement	$1,671	$1,671	$1,671	$1,671	$79,354	$78,516	$164,554
Delayed Draw term loan credit agreement	1,560	1,560	1,560	1,560	111,833	37,148	155,221

Total contractual cash obligations	$3,231	$3,231	$3,231	$3,231	$191,187	$115,664	$319,775

NOTE 10—ACCRUED EXPENSES

At December 31, 2006 and 2005, accrued expenses consisted of the following:

	2006	2005
Deferred revenues	$10,346	$7,074
Accrued rents	2,639	2,302
Property taxes	9,989	9,251
Accrued interest	2,531	4,605
Accrued salaries	3,916	6,152
Sales tax	2,550	2,996
Income taxes	2,015	1,508
GKC acquisition deferred payments	2,297	3,566
Other accruals	3,318	1,482

	$39,601	$38,936

NOTE 11—INCOME TAXES

The provision for income tax expense (benefit) is summarized as follows:

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$0	$131	$597
State	0	0	0
Deferred:
Federal	(8,608)	2,070	17,421
State	(615)	168	1,244

Total provision for income tax expense	$(9,223)	$2,369	$19,262

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year ended December 31,
	2006	2005	2004
Pre-tax book (loss) income	$(28,612)	$2,634	$47,203

Federal tax (benefit) expense, at statutory rates	(10,014)	922	16,521
State tax (benefit) expense, net of federal tax effects	(715)	66	1,180
Permanent non-deductible executive compensation	1,540	1,346	1,521
Other	(34)	35	40

Total tax (benefit) expense	$(9,223)	$2,369	$19,262

Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2006 are as follows:

	December 31,
	2006	2005
Alternative minimum tax credit carryforwards	$760	$718
Net operating loss carryforwards	39,838	32,135
Tax basis of property, equipment and assets over book basis	15,492	13,944
Deferred compensation	1,529	800
Deferred rent	4,528	3,909
Compensation accruals	556	758
Other	1,287	1,486

Total deferred tax asset	63,990	53,750

Tax basis of intangible assets under book basis	(6,247)	(5,377)

Net deferred tax asset	$57,743	$48,373

The balance sheet presentation of the Company’s deferred income taxes is as follows:

	December 31,
	2006	2005
Current assets	$6,270	$6,029

Non-current assets	57,720	47,721
Non-current liabilities	(6,247)	(5,377)

Net non-current assets	51,473	42,344

Net deferred tax asset	$57,743	$48,373

During 2006, the Company generated approximately $9,586 of operating loss carryforwards increasing its total to $106,236 of federal and $132,228 of state operating loss carryforwards with which to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

Not included in the table above are approximately $4,300 of deferred tax assets related to approximately $87,000 of state operating loss carryforwards, for which the Company has established a full valuation allowance as it is more likely than not that we will not be able to utilize these operating losses before they expire.

The Company stock issuances in 2002 and 2004 caused it to undergo an ownership change within the meaning of Section 382(g) of the Internal Revenue Code. These ownership changes will subject the Company’s net operating loss carryforwards to a limitation of use, which will restrict its ability to use them to offset taxable income in future periods. Such limitation is projected to be approximately $27,000 per year through 2008 and then approximately $15,000 per year thereafter.

NOTE 12—STOCKHOLDERS’ EQUITY

Equity Based Compensation

The Company has authorized the issuance of 1 million shares of preferred stock, par value $1.00 per share. As of December 31, 2006 and 2005, no preferred stock was outstanding.

Equity-Based Compensation

The Company’s equity based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for directors, officers and employees in the form of incentive and non-qualified stock options and restricted stock. These plans are described in more detail below. The Board of Directors (as delegated to the Compensation and Nominating Committee) has the sole authority to determine who receives such grants, the type, size and timing of such grants, and to specify the terms of any non-competition agreements relating to the grants.

General Stock Option Information

On May 31, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 75,000 shares reserved under the Directors Incentive Plan. On August 14, 2002, directors Alan J. Hirschfield and Roland C. Smith each received fully vested options to purchase 5,000 shares of the Company’s common stock at an exercise price of $19.95 per share. In addition, on June 2, 2003, one of the Company’s directors, S. David Passman III, received fully vested options to purchase 5,000 shares of the Company’s common stock at an exercise price of $21.40 per share, and on April 1, 2004, one of the Company’s directors, Patricia A. Wilson, received fully vested options to purchase 5,000 shares of the Company’s common stock at an exercise price of $37.46 per share. These grants of 20,000 shares in the aggregate during 2002, 2003 and 2004 represent the only stock options outstanding under the Directors Incentive Plan prior the plan being superseded on May 21, 2004, the effective date of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). On November 10, 2005, one of the Company’s former directors, James J. Gaffney, received fully vested options to purchase 5,000 shares of the Company’s common stock at an exercise price of $22.05 per share pursuant to the 2004 Incentive Stock Plan. On October 20, 2006, Kevin D. Katari, a new director elected to the Board of Directors on the same date, received fully vested options to purchase 5,000 shares of the Company’s common stock at an exercise price of $20.58 per share pursuant to the 2004 Incentive Stock Plan.

On July 19, 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was approved by the stockholders on August 14, 2002. There were a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan on March 7, 2003 to three members of senior management. The exercise price for the 150,000 stock options is $21.79 per share, and 75,000 options vested on December 31, 2005 and 75,000 options vested on December 31, 2006. On December 18, 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63, and they vest ratably over three years beginning December 31, 2005 through December 31, 2007. These grants of 330,000 shares in the aggregate during 2003 represent the only stock options granted under the Employee Incentive Plan prior to the plan being superseded on May 21, 2004, the effective date of the 2004 Incentive Stock Plan.

The following table sets forth the summary of option activity under the Company’s stock option plans for the three years ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance, January 1, 2004	345,000	$28.95	$16.78
Granted	5,000	37.46	17.54
Exercised	0	0.00	0.00
Forfeited	0	0.00	0.00
Expired	0	0.00	0.00

Balance, December 31, 2004	350,000	29.07	16.79
Granted	5,000	22.05	11.66
Exercised	0	0.00	0.00
Forfeited	(20,000)	35.63	20.49
Expired	0	0.00	0.00

Balance, December 31, 2005	335,000	28.58	16.50
Granted	5,000	20.58	9.80
Exercised	(25,000)	21.79	12.82
Forfeited	(60,000)	29.86	17.30
Expired	0	0.00	0.00

Balance, December 31, 2006	255,000	$28.78	$16.54

Information regarding stock options outstanding at December 31, 2006 is summarized below:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Fair Value
$19.95	10,000	5.62	10,000	$11.59
$21.40	5,000	6.42	5,000	$12.43
$21.79	100,000	6.19	100,000	$12.82
$20.58	5,000	9.81	5,000	$9.80
$22.05	5,000	8.87	5,000	$11.66
$35.63	125,000	6.97	83,336	$20.49
$37.46	5,000	7.25	5,000	$17.54

Totals	255,000	6.70	213,336	$15.35

The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2006 was $4 and the intrinsic value of the options exercised in 2006 was $91. As of December 31, 2006 there was approximately $209 in unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of approximately 0.6 years. The weighted average remaining contractual life on exercisable options as of December 31, 2006 was 6.64 years.

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

Of the 220,000 shares granted to members of senior management, 204,360 shares were earned as of December 31, 2006, subject only to vesting requirements, 37,770 shares have been forfeited and 15,640 shares remain in the plan.

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

On May 19, 2005, the Company’s non-employee directors received annual equity compensation consisting of 250 restricted shares each (an aggregate of 1,500 restricted shares of common stock, of which 250 were later forfeited by a former director) pursuant to the 2004 Incentive Stock Plan, which vested on May 19, 2006. Effective as of the 2006 annual meeting of stockholders (which was held on October 20, 2006), each of the Company’s non-employee directors received an annual grant of 2,500 restricted shares of common stock (pursuant to the 2004 Incentive Stock Plan) at each annual meeting of stockholders which will vest in full at the next annual meeting of stockholders; therefore, on October 20, 2006, an aggregate of 15,000 restricted shares of common stock were issued to the Company’s non-employee directors.

On March 27, 2006, 7,500 restricted shares were granted pursuant to the 2004 Incentive Stock Plan to the Company’s new Chief Financial Officer, Richard B. Hare. The 7,500 restricted shares vest ratably over a three year period, commencing with the period ended March 27, 2007, if Mr. Hare remains an employee on such date. In addition, on August 30, 2006, 5,000 restricted shares were granted to Mr. Hare pursuant to the 2004 Incentive Stock Plan. The 5,000 restricted shares vest ratably over a three year period, commencing with the period ended August 30, 2007, if Mr. Hare remains an employee on such date.

The Company delivered 324,110 shares to management on January 31, 2006 and 367,250 shares to management on January 31, 2005 in conjunction with the 2004 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 134,344 and 146,620 of these shares respectively in treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipients.

	Non-vested Shares	Weighted average grant date price
	Combined
Non-vested at December 31, 2004	780,000	$20.62
Granted	1,500	$32.68
Vested	(260,000)	$20.62
Forfeited	(250)	$32.68

Non-vested at December 31, 2005	521,250	$20.65
Granted	27,500	$20.69
Vested	(261,250)	$20.68
Forfeited	—	$—

Non-vested at December 31, 2006	287,500	$20.63

As of December 31, 2006, there was approximately $664 of total unrecognized compensation costs related to non-vested share grants under the Plans. The costs are expected to be recognized over a weighted average period of approximately 0.5 years.

We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method under which prior periods are not revised for comparative purposes and recognized an expense related to our stock options of $702. Prior to fiscal year 2006, the Company accounted for its stock-based compensation plans under APB 25. The following table outlines the costs incurred for the years ended December 31, 2006, 2005 and 2004 related to stock-based employee compensation costs included in the Company’s consolidated Statements of Operations:

	2006	2005	2004
Costs related to stock options	$702	$0	$0
Costs related to stock grants
CEO service vesting grants	3,217	3,217	3,217
Other service and performance vesting grants	415	57	2,540

Total stock compensation costs	$4,334	$3,274	$5,757

The following table summarizes the key assumptions in determining the fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 using the Black-Scholes option pricing model together with a description of the assumptions used to calculate the fair value:

	2006	2005	2004
Expected Life	9	9	9
Risk-free interest rate	4.79%	4.40%	4.34%
Expected dividend yield	4.00%	2.76%	0.00%
Expected volatility	0.65	0.40	0.40

Pursuant to the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), had compensation cost for the year ended December 31, 2005 and 2004 been determined consistent with SFAS 123 utilizing the assumptions detailed above, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

	2005	2004
Net (loss) income:
As reported	$177	$27,941
Plus: Stock compensation recorded, net of related tax effects	3,253	3,408
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,672)	(3,551)

Pro forma-for SFAS 123	$(1,242)	$27,798

Basic net (loss) income per share:
As reported	$0.01	$2.39
Pro forma-for SFAS 123	$(0.10)	$2.38

Diluted net (loss) income per share:
As reported	$0.01	$2.24
Pro forma-for SFAS 123	$(0.10)	$2.23

All options that are outstanding as of December 31, 2006 are expected to vest.

NOTE 13—BENEFIT PLANS

The Company maintains a funded non-qualified deferred compensation program for all of its senior executives pursuant to which it pays additional cash compensation equal to 10% of the senior executive’s annual taxable compensation (including equity-based compensation). The Company directs this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. This additional cash compensation is included in each senior executive’s taxable income for the year in which it is paid. Distributions from the applicable trust are made upon or shortly after normal retirement, disability, death or termination of employment of the senior executive. The Company also pays certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that are determined at management’s discretion. Aggregate contributions made in cash amounted to $393, $345 and $319 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2006, payments required on the operating leases, capital leases and long-term financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2007	$41,201	$6,895	$9,925
2008	39,199	6,960	9,935
2009	37,787	6,866	10,128
2010	35,217	6,664	10,374
2011	33,052	6,556	11,243
Thereafter	215,693	57,028	226,733

Total minimum lease payments	$402,149	90,969	278,338

Less amounts representing interest		(54,186)	(194,765)

Present value of future minimum lease payments		36,783	83,573
Less current maturities		(1,308)	(1,069)

Long-term obligations		$35,475	$82,504

As of December 31, 2006, the Company’s long-term financing obligations had an effective interest rates ranging from 3.6% to 19.6%.

Rent expense on operating leases was approximately $45,028, $42,990 and $43,300 for 2006, 2005 and 2004, respectively. Included in that number, the Company had approximately $1,642, $754 and $1,300 in contingent rental expense for 2006, 2005 and 2004, respectively. Interest expense includes $2,140, $1,077 and $2,300 for 2006, 2005 and 2004, respectively, related to contingent rent on capital leases and financing obligation arrangements.

NOTE 15—LITIGATION

From time to time, the Company is involved in routine litigation and legal proceedings in the ordinary course of its business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that the Company’s management believes will have a material adverse effect, either individually or in the aggregate, on its business or financial condition.

NOTE 16—NET INCOME PER SHARE

Net (loss) income per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period.

	Years ended December 31,
	2006	2005	2004
Weighted average shares outstanding	12,386	12,293	11,863
Less: restricted stock issued	(45)	(99)	(159)

Basic divisor	12,341	12,194	11,704
Dilutive Shares:
Restricted stock awards	0	476	733
Stock options	0	34	43

Diluted divisor	12,341	12,704	12,480

Net (loss) income per share:
Basic	$(1.57)	$0.01	$2.39

Diluted	$(1.57)	$0.01	$2.24

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

During the second quarter of 2006, the Company determined that it was necessary to restate its previously issued financial statements which included the quarters ended March 31, June 30 and September 30, 2005 to correct for errors in the financial statements related to the failure to properly account for certain lease related transactions. The quarterly results are presented below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)	Total
Year ended December 31, 2006
Total revenues	$111,744	$130,329	$130,664	$122,762	$495,499
Operating income (loss)	3,844	7,822	9,004	3,039	23,709
Net income (loss)	$(6,174)	$(6,521)	$(993)	$(5,701)	$(19,389)

Net income (loss) per common share:
Basic	$(0.50)	$(0.53)	$(0.08)	$(0.46)	$(1.57)
Diluted	$(0.50)	$(0.53)	$(0.08)	$(0.46)	$(1.57)

	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (1) (2)	Total
Year ended December 31, 2005
Total revenues	$101,220	$119,785	$116,903	$130,986	$468,894
Operating income (loss)	5,910	7,496	12,153	15,766	41,325
Net income (loss)	$324	$(2,379)	$1,042	$1,190	$177

Net income (loss) per common share:
Basic	$0.03	$(0.19)	$0.09	$0.08	$0.01
Diluted	$0.03	$(0.19)	$0.08	$0.09	$0.01

(1)	The Company acquired GKC Theatres in 2005 which impacted revenues and operating income (see Note 5 for additional information).
(2)	In connection with the asset impairment evaluations, we recognized impairment charges attributable to theatre related assets in under-performing markets in the fourth quarter of 2006 and 2005 (see Notes 8 for additional information).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10–K. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of December 31, 2006, our disclosure controls and procedures were not effective.

As a result of these control deficiencies, management performed additional procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements for the periods covered by and included in this Annual Report on Form 10–K fairly present in all material respects the company’s financial condition, results of operations and cash flows.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, the Company identified the following material weaknesses in the company’s internal control over financial reporting:

1. We did not maintain an effective financial reporting process to enable us to properly prepare our financial statements in accordance with generally accepted accounting principles (GAAP), nor do we have controls and procedures to ensure the appropriateness and proper recording of journal entries. Specifically, the following represent deficiencies that in the aggregate represent a material weakness:

•	Lack of documentation and understanding of accounting policies for non-routine events or transactions, such as accounting for leases, and GAAP disclosures;

•	Inadequate processes to identify changes in GAAP and the business practices that may affect the method or processes of recording transactions and the proper application of GAAP;

•	Lack of proper review and oversight of third party consultants engaged to assist in the application of GAAP and presentation of financial statements;

•	Ineffective controls over critical spreadsheets used in the preparation of accounting and financial information;

•	Lack of adequate financial analysis to timely detect significant misstatements in the financial statements.

The control deficiencies detailed above resulted in the restatement reported in 2005 and in significant misstatements in lease and property, plant and equipment related accounts (see next item), and in the presentation and disclosures in the draft 2006 financial statements. Accordingly, management has determined that these control deficiencies constitute a material weakness.

2. We did not maintain effective controls over the accounting for leases and property, plant and equipment. Specifically, the following represent deficiencies that in the aggregate represent a material weakness:

•	Ineffective controls related to the preparation, evaluation, documentation and review related to accounting for new, renewed and modified leases;

•	Ineffective controls related to establishing and maintaining proper useful lives for owned and leased assets and amortization periods for prepaid rent;

•	Ineffective controls related to the accounting for deferred rent, including rent holidays;

•

Insufficient understanding and monitoring of accounting policies related to the effect of lessee involvement in asset construction, lease modifications, amortization of leasehold improvements, and deferred rent for new and existing leases;

•	Lack of adequate controls to ensure timely dissemination of information by the real estate and lease administration departments to the accounting department;

•	Lack of a formal process over the proper classification and approval of capitalized items;

•	Ineffective controls over recording of disposals and transfers related to fixed assets and construction-in-progress; and

•	Inadequate fixed assets management application system, which has limited abilities to track and analyze changes in fixed assets and additions, including acquisitions, transfers and disposals.

The control deficiencies detailed above resulted in the restatement reported in 2005 and in significant misstatements in the draft 2006 consolidated financial statements related to assets owned and, under lease, financing obligations, deferred rent, rent expense, interest expense and depreciation expense. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued their report, included herein, which expresses an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2006.

Plan of Remediation for Identified Material Weaknesses

Management has prepared an action plan for all identified deficiencies at December 31, 2006, including assigning responsibility and due dates. The status of these plans is being monitored by management and reviewed by the Audit Committee periodically. The 2007 goals of each management member include specific responsibilities related to the remediation and maintenance of effective internal control. A summary of the more significant activities and the status of remediation of the material weaknesses described above are as follows:

1. We are in the process of documenting our existing financial accounting policies and procedures, including those related to leases and fixed assets, implementing a process to timely identify and address new or emerging changes in generally accepted accounting principles (GAAP) and to ensure the appropriate and consistent application of them. We are also implementing a formal process to develop a GAAP disclosure checklist and its proper review.

2. We are in the process of selecting a fixed asset software solution to replace the outdated legacy system, to enhance our abilities in tracking and analyzing changes in fixed assets and additions, including all acquisitions, transfers and disposals. We expect to implement the new system during the second and third quarters of 2007.

3. As of the date of this filing, we implemented a new general ledger software solution to replace the legacy accounting system. This system provides us with the ability to facilitate more timely and comprehensive review of our results of operations, to detect errors and assist us in improving the accounting process for non-routine transactions.

4. We are developing formal analytical processes and tools to enhance our internal review of the financial statements for each quarter-end to include the review by each of the management team and documentation of detailed analysis of all significant variances to the budget and to prior period results.

5. We are implementing a process to ensure a timely communication of relevant information from the real estate and lease administration departments. Additionally, we are implementing processes and procedures to prepare, document, evaluate and review the accounting implications related to leases and property, plant and equipment transactions.

6. Although we significantly reduced the reliance on outside consultants, we are in the process of formalizing the responsibility, review and oversight of outside consultant activities.

7. Although the number of spreadsheets is expected to be reduced due to the implementation of new application systems, we are in the process of implementing policies and procedures to effectively control the integrity and data input in our significant spreadsheets.

8. We are in the process of formalizing our capitalization and disposals policy and implementing the procedure to ensure proper classification.

Changes in Internal Control Over Financial Reporting

During the fourth quarter 2006, we continued to work on our efforts to improve the internal control, including the remediation of the material weaknesses listed above. The following are changes, which had a material impact on our internal control over financial reporting, in response to the remediation of two of the material weaknesses that we had previously been reported as of December 31, 2005 and September 30, 2006:

1. Lack of sufficient complement of accounting and finance personnel with appropriate skills, training and Company-specific experience in the selection, application and implementation of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. During 2006, we have made significant changes to the structure of our accounting and finance department as follows:

•	We have increased the number of full-time employees in our accounting and finance department with the appropriate skill set to complete accurate financial statements;

•

We have hired new senior level personnel in the accounting and finance areas, including a new Chief Financial Officer in the first quarter, a new Assistant Controller in the third quarter and a new Director of Financial Reporting in the fourth quarter;

•	We have developed and implemented a continuing education policy for accounting and finance employees to ensure compliance with current and emerging financial reporting and compliance practices;

•	We have delivered a training program for accounting and finance personnel related to generally accepted accounting principles and SEC application and updates, and lease accounting and disclosures; and

•	We continued to engage outside consultant in the financial reporting process and to assist the company in the application of certain GAAP and reporting matters.

2. Lack of controls over accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. We have implemented the following changes in our internal control as follows:

•	We retain an outside consultant to review and assist management in accounting for income taxes;

•	We formalized processes, procedures and documentation standards relating to the income tax provision;

•	We enhanced the levels of review in and accelerated the timing of the preparation of the quarterly and annual income tax provision;

•	We required continuing education during 2006 for our Director of Tax and staff to ensure compliance with current and emerging tax reporting and compliance practices;

•	Our Director of Tax and our outside tax consultant regularly met with the senior level personnel to discuss routine transactions that may have tax implications; and

•	Our Director of Tax and our outside tax consultant reviewed all non-routine transactions to determine the tax implications.

As of December 31, 2006, we have also implemented other changes in internal control, including changes related to the other material weaknesses identified that have not yet been remediated at December 31, 2006 as follows:

1. We completed the analysis and reconciliation of all our significant balance sheet accounts.

2. We reviewed and tested critical spreadsheets used to support our financial statements.

3. We have implemented a lease administration database to streamline, organize and enhance reporting capabilities for our real estate lease commitments.

4. We recorded in our accounting records, the top side entries recorded at December 31, 2005 as a result of the prior year restatement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited management’s assessment, included in the accompanying “Managements Report on Internal Control Over Financial Reporting”, that Carmike Cinemas, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	The Company did not maintain an effective financial reporting process to enable them to properly prepare their financial statements in accordance with generally accepted accounting principles, nor do they have controls and procedures to ensure the appropriateness and proper recording of journal entries.

2.	The Company did not maintain effective controls over the accounting for leases and property, plant and equipment.

These material weaknesses resulted in the restatement of the financial statements in 2005 and in significant misstatements in lease, and property, plant and equipment related accounts and in the presentation and disclosures in the draft 2006 financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 16, 2007

71

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item 1 of Part I “Business - Our Executive Officers” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal 1 - Election of Directors” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders (“2007 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2007 Proxy Statement.

We have adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is available on our website at www.carmike.com under the “Corporate Governance” caption. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2007 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management” and “Compensation Plans” contained in the 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2007 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal 1 - Election of Directors” contained in the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

All financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

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

10.10	Stock Purchase Agreement, dated as of June 27, 1997, by and between the Stockholders of Morgan Creek Theatres, Inc.; Stockholders of SB Holdings, Inc.; members of RDL Consulting Limited Liability Company; Morgan Creek Theatres, Inc.; SB Holdings, Inc.; RDL Consulting Limited Liability Company; First International Theatres; Carmike Cinemas, Inc. and Eastwynn Theatres, Inc. (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.11*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement.

10.12*	Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement.

10.13	Aircraft Lease, dated July 1, 1983, as amended June 30, 1986, by and between C.L.P. Equipment and Carmike Cinemas, Inc. (filed as Exhibit 10(h) to Carmike’s Registration Statement on Form S-1 (Registration No. 33-8007) and incorporated herein by reference).

10.14	Summary of Extensions of Aircraft Lease Agreement and Equipment Lease Agreement which are Exhibits 10(e) and 10(k) (filed as Exhibit 10(o) to Carmike’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.15	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.16*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.17*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.18*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.19*	Carmike Cinemas, Inc. Employee and Consultant Long-Term stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.20*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.21*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.22	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.23	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.24	Indemnification Agreement, effective as of November 11, 2005, by and between Carmike Cinemas, Inc. and James J. Gaffney (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.25	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.26	Letter Agreement, dated as of June 23, 2004, by and among Carmike Cinemas, Inc. and Goldman, Sachs & Co. regarding the Exchange and Registration Rights Agreement dated January 29, 2004 (filed as Exhibit 10.1 to Carmike’s S-4/A (Registration No. 333-115134) filed July 22, 2004 and incorporated herein by reference).

10.27*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

10.28*	Form of Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.29*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.30+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.31	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.32*	Form of Restricted Stock Grant Agreement for Carmike’s Officers pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.33*	Release and Consulting Services Agreement, dated as of March 31, 2006, by and between Carmike Cinemas, Inc. and Martin A. Durant (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.34	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.35	Third Amendment, dated as of May 9, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.36	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.37	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.38	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Sterns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

10.39	Indemnification Agreement, dated as of October 20, 2006, between Carmike Cinemas, Inc. and Kevin D. Katari (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 25, 2006 and incorporated herein by reference).

10.40	2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.41	2006 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.42	2005 Cash Bonuses for Named Executive Officers (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.43	2005 Deferred Compensation Amounts for Named Executive Officers (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 15 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
+	Certain information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 16, 2007	By:	/S/ MICHAEL W. PATRICK
Michael W. Patrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/S/ MICHAEL W. PATRICK Michael W. Patrick	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ RICHARD B. HARE Richard B. Hare	Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

/S/ JEFFREY A. COLE Jeffrey A. Cole	Assistant Vice President — Controller (Principal Accounting Officer)

/S/ ALAN J. HIRSCHFIELD	Director
Alan J. Hirschfield

/S/ KEVIN D. KATARI	Director
Kevin D. Katari

/S/ S. DAVID PASSMAN III	Director
S. David Passman III

/S/ CARL L. PATRICK, JR.	Director
Carl L. Patrick, Jr.

Director
Roland C. Smith

/S/ FRED W. VAN NOY	Senior Vice President, Chief Operating Officer and Director
Fred W. Van Noy

/S/ PATRICIA A. WILSON	Director
Patricia A. Wilson