Form 10-Q
period 2007-03-31
CARMIKE CINEMAS INC
filed 2007-05-07
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock, par value $0.03 per share — 12,605,344 shares outstanding as of April 30, 2007.

CONDENSED CONSOLIDATED BALANCE SHEETS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$14,001	$26,016
Restricted cash	2,431	2,603
Accounts receivable	2,462	4,249
Inventories	1,779	1,846
Deferred income tax asset	6,270	6,270
Prepaid expenses	6,249	6,179

Total current assets	33,192	47,163

Other assets:
Deferred income tax asset	55,561	51,473
Other	36,171	36,926

Total other assets	91,732	88,399

Property and equipment, net of accumulated depreciation	539,739	545,117
Goodwill	38,240	38,240
Other acquired intangible assets, net of accumulated amortization	1,613	1,642

Total assets	$704,516	$720,561

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$16,949	$23,312
Dividends payable	2,206	2,178
Accrued expenses	34,879	39,601
Current maturities of long-term debt, capital leases and long-term financing obligations	4,631	5,608

Total current liabilities	58,665	70,699

Long-term liabilities:
Long-term debt, less current maturities	315,736	316,544
Capital leases and long-term financing obligations, less current maturities	118,934	117,979
Other	15,641	11,701

Total long-term liabilities	450,311	446,224

Stockholders’ equity:

Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2007 and December 31, 2006	0	0
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,004,372 shares issued and 12,605,344 shares outstanding at March 31, 2007, and 12,744,372 shares issued and 12,463,408 shares outstanding at December 31, 2006	392	383
Treasury stock, 399,028 and 280,964 shares at cost, at March 31, 2007 and December 31, 2006, respectively	(10,916)	(8,258)
Paid-in capital	291,156	292,870
Accumulated deficit	(85,092)	(81,357)

Total stockholders’ equity	195,540	203,638

Total liabilities and stockholders’ equity	$704,516	$720,561

The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

(in thousands except per share data)

	Three months ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Admissions	$72,760	$72,564
Concessions and other	37,849	39,030

Total operating revenues	110,609	111,594

Operating costs and expenses:
Film exhibition costs	38,741	37,275
Concession costs	3,697	4,090
Other theatre operating costs	47,423	50,606
General and administrative expenses	6,013	5,781
Depreciation and amortization	9,699	10,292
Gain on sale of property and equipment	(430)	(144)

Total operating costs and expenses	105,143	107,900

Operating income	5,466	3,694

Interest expense, net	11,803	10,464

Loss before income taxes	(6,337)	(6,770)
Income tax benefit	(2,602)	(596)

Net loss available for common stockholders	$(3,735)	$(6,174)

Weighted average shares outstanding
Basic	12,520	12,349
Diluted	12,520	12,349

Loss per common share-Basic:
Basic net loss per share	$(0.30)	$(0.50)

Loss per common share-Diluted:
Diluted net loss per share	$(0.30)	$(0.50)

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,735)	$(6,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,699	10,292
Amortization of debt issuance costs	544	618
Deferred income taxes	(2,602)	(596)
Stock-based compensation	501	1,048
Other	353	0
Gain on sale of property and equipment	(430)	(144)
Changes in operating assets and liabilities
Accounts receivable and inventories	1,490	(293)
Prepaid expenses and other assets	234	2,415
Accounts payable	(6,070)	(4,608)
Accrued expenses and other liabilities	(2,714)	(4,583)

Net cash used in operating activities	(2,730)	(2,025)

Cash flows from investing activities:
Purchases of property and equipment	(4,768)	(6,681)
Release of other restricted cash	172	316
Proceeds from sale of property and equipment	1,029	311

Net cash used in investing activities	(3,567)	(6,054)

Cash flows from financing activities:
Consolidated debt:
Repayments of long-term debt	(808)	(418)
Repayments of capital lease and long-term financing obligations	(312)	(298)
Proceeds from long-term financing arrangements	238	4,457
Purchase of treasury stock	(2,658)	(3,048)
Dividends paid	(2,178)	(2,154)

Net cash used by financing activities	(5,718)	(1,461)

Decrease in cash and cash equivalents	(12,015)	(9,540)
Cash and cash equivalents at beginning of year	26,016	23,609

Cash and cash equivalents at end of period	$14,001	$14,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,227	$10,449
Income taxes	$0	$0

Non-cash investing and financing activities:
Dividends declared not yet paid	$2,206	$2,176

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

For the three months ended March 31, 2007 and 2006

(in thousands except share and per share data)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during fiscal 2007, except for the adoption of Statement of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—Interpretations of FASB Statement 109 (“FIN 48”) as noted below. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in which the Company does not exercise a significant controlling financial interest are accounted for using the cost method of accounting.

Accounting Estimates

In the preparation of financial statements in conformity with GAAP, management must make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, recoverability of assets, impairment assessments, employee benefits, income taxes, reserves and other provisions and contingencies. These estimates are based on the information available when recorded. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company also assesses potential losses in relation to threatened or pending legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Actual results may differ from these estimates under different assumptions or conditions. These changes in estimates are recognized in the period they are realized.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007. See note 4 for the impact to the Company’s results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company has not yet evaluated the impact that this statement will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that this statement will have any effect on its results of operations or financial position.

NOTE 2—CERTAIN RECLASSIFICATIONS TO PREVIOUSLY ISSUED STATEMENT OF CASH FLOW

During the quarter ended March 31, 2007, the Company determined that it should correct errors in its previously issued statement of cash flows for the quarter ended March 31, 2006. The errors related to the misclassification of certain reimbursements from landlords for leasehold improvements in “Net cash used in investing activities-purchases of property and equipment” and “Net cash used in operating activities-prepaid expenses and other assets”. The Company concluded that the errors did not materially impact the statement of cash flows for the three months ended March 31, 2006. The following is a summary of the effects of these changes on the Company’s condensed consolidated statement of cash flows:

	Three months ended March 31,
	2006 (as corrected)	2006 (as originally filed)	Change
Prepaid expenses and other	$2,415	$315	$2,100

Net cash used in operating activities	$(2,025)	$(4,125)	$2,100

Purchases of property and equipment	$(6,681)	$(4,581)	$(2,100)

Net cash used in investing activities	$(6,054)	$(3,954)	$(2,100)

NOTE 3 — DEBT

Debt consisted of the following at:

	March 31, 2007	December 31, 2006
Term loan	$164,137	$164,554
Delayed Draw term loan credit agreement	154,830	155,221

	318,967	319,775
Current maturities	(3,231)	(3,231)

	$315,736	$316,544

In 2005, the Company entered into a credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405,000.

The senior secured credit facilities consist of:

•	a $170,000 seven year term loan facility used to finance the transactions described below;

•	a $185,000 seven year delayed-draw term loan facility; and

•	a $50,000 five year revolving credit facility available for general corporate purposes.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125,000.

The interest rate for the Company’s senior secured credit agreement under its outstanding revolving and term loans , as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on LIBOR and 1.50% to 2.50% for loans based on the base rate. At March 31, 2007, the rate was 8.60%. The final maturity date of the revolving credit facility is May 19, 2010.

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

The senior secured credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than us;

•	incur additional indebtedness;

•	create liens on their assets;

•	make certain investments;

•	sell or otherwise dispose of their assets;

•	consolidate, merge or otherwise transfer all or any substantial part of their assets;

•	enter into transactions with the Company’s affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of their assets.

The senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement.

Generally, the senior secured credit facilities do not place restrictions on the Company’s ability to make capital expenditures. However, the Company may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure. However, pursuant to the sixth amendment to the Company’s senior secured credit agreement, the aggregate capital expenditures that it may make, or commit to make for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007, is limited to $30 million.

The Company’s failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of March 31, 2007, the Company was in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:

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

The senior secured credit facilities are guaranteed by each of the Company’s subsidiaries and secured by a perfected first priority security interest in substantially all of its present and future assets.

Interest Rate Cap Agreement

During the fourth quarter of 2006, the Company entered into and will maintain an interest rate cap agreement. This agreement caps the interest rate on $150,000 of aggregate principal amount of the Company’s outstanding term loans. The Company did not designate this agreement as an accounting hedge under FASB Statement No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense. As of March 31, 2007, the fair value of this interest rate cap was $0.

NOTE 4 — INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption, the Company had liabilities for unrecognized tax benefits aggregating $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax asset by $1,486, and increased liabilities for FIN 48 by $1,486.

As of January 1, 2007, there are no tax positions the disallowance of which would affect the annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1997.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at January 1, 2007. During the three months ended March 31, 2007, the Company recognized no potential interest and penalties associated with uncertain tax positions.

The Company anticipates that total unrecognized tax benefits will decrease $113 due to the expiration of statute of limitations prior to March 31, 2008.

NOTE 5 — EQUITY BASED COMPENSATION

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

General Stock Option Information

In 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was subsequently approved by the stockholders. There were a total of 75,000 shares reserved under the Directors Incentive Plan. The Company granted to certain of its directors 20,000 shares in the aggregate during 2002, 2003 and 2004, and these grants represent the only stock options outstanding under the Directors Incentive Plan prior to the plan being superseded in May 2004, the effective date of the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”).

In July 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was subsequently approved by the stockholders. There were a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan in March 2003 to three members of senior management. The exercise price for the 150,000 options is $21.79, and 75,000 shares vested on December 31, 2005 and 75,000 shares vested on December 31, 2006. In 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63, and they vest ratably over three years beginning January 1, 2005 through December 31, 2007. These grants of 330,000 shares in the aggregate during 2003 represent the only stock options granted under the Employee Incentive Plan prior to the plan being superseded in May 2004, the effective date of the 2004 Incentive Stock Plan. The Company did not grant options under the 2004 Incentive Stock Plan during the three months ended March 31, 2007.

Information regarding stock options outstanding at March 31, 2007 is summarized below:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 19.95	10,000	5.38	10,000	$11.59
$ 21.40	5,000	6.18	5,000	$12.43
$ 21.79	100,000	5.94	100,000	$12.82
$ 20.58	5,000	9.56	5,000	$9.80
$ 22.05	5,000	8.62	5,000	$11.66
$ 35.63	125,000	6.72	83,336	$20.49
$ 37.46	5,000	7.01	5,000	$17.54

Totals	255,000	6.45	213,336	$15.76

The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2007 was $201. As of March 31, 2007 there was approximately $157 in unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of approximately 0.5 years.

Stock Plans

In 2002 the Company’s Board of Directors approved a new management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”). The Board of Directors approved the grant of 780,000 shares under the 2002 Stock Plan to Michael W. Patrick, the Company’s Chief Executive Officer. Pursuant to the terms of Mr. Patrick’s employment agreement dated January 31, 2002 these shares were delivered in three equal installments on January 31, 2005, 2006 and 2007. In May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining 220,000 shares to a group of seven other members of senior management. These shares were earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieved specific performance goals set for the executive during each of these years. In some instances, the executive earned partial amounts of his or her stock grant based on graded levels of performance. Shares earned each year vest and are receivable approximately two years after the calendar year in which they were earned, provided, with certain exceptions, the executive remains an employee of the Company.

Of the 220,000 shares granted to members of senior management, 204,360 shares have been earned as of March 31, 2007, and 15,460 shares have been forfeited.

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan, which was subsequently approved by the stockholders. The 2004 Incentive Stock Plan replaced the Employee Incentive Plan and the Directors Incentive Plan. The Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. There are 830,000 shares of common stock reserved for issuance pursuant to grants made under the 2004 Incentive Stock Plan. In addition, 225,000 unissued shares that were previously authorized for issuance under the Employee Incentive Plan and the Directors Incentive Plan and the shares of stock subject to grants under the Employee Incentive Plan and the Directors Incentive Plan which may be forfeited or expire on or after the effective date of the 2004 Incentive Stock Plan are also reserved for issuance under the 2004 Incentive Stock Plan. No further grants may be made under the Employee Incentive Plan or Directors Incentive Plan.

The Company delivered 293,000 shares to management on January 31, 2007 and 324,110 shares to management on January 31, 2006 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 118,064 and 134,344 of these shares at January 31, 2007 and 2006 at $22.34 and $22.69 respectively in treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipients.

	Non-vested Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2006:	287,500	$20.63
Granted	0	$0.00
Vested	(262,500)	$20.64
Forfeited	0	$0.00

Non-vested at March 31, 2007	25,000	$20.55

As of March 31, 2007, there was approximately $215 of total unrecognized compensation costs related to non-vested share grants under the plans. The costs are expected to be recognized over a weighted average period of approximately 0.7 years.

Other Information

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 13, 2007 stock option grants are specifically meant to enhance stockholder value as one-third of these stock options will vest when the Company achieves an increase in the trading price of its common stock equal to 25%, 30% and 35%, respectively. The Company, with the assistance of valuation specialist, is in the process of determining the grant date fair value of these stock options. In addition, on April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 156,000 shares of restricted stock, with a grant date fair value of $25.95, to a group of 52 employees. All 156,000 shares of restricted stock will vest in full on April 13, 2010.

The following table outlines the costs incurred related to stock-based employee compensation costs included in the Company’s consolidated Statements of Operations:

	Three months ended March 31,
	2007	2006
Costs related to stock options	$52	$173
Costs related to stock grants
CEO service vesting grants	268	804
Other service and performance vesting grants	181	71

Total stock compensation costs	$501	$1,048

Substantially all options that are outstanding as of March 31, 2007 are expected to vest.

NOTE 6 — LITIGATION

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

NOTE 7 — NET LOSS PER SHARE

Net loss per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, and common stock equivalents are excluded from the calculation given their anti-dilutive effect. Common stock equivalents of 75,013 shares and 176,344 shares, as of March 31 2007 and 2006, respectively, have been excluded from the diluted weighted average shares outstanding.

	Three months ended March 31,
	2007	2006
Weighted average shares outstanding:	12,559	12,394
Less: restricted stock issued	(39)	(45)

Basic divisor	12,520	12,349
Dilutive Shares:
Restricted stock awards	0	0
Stock options	0	0

Diluted divisor	0	0

Loss per share:
Basic	$(0.30)	$(0.50)

Diluted	$(0.30)	$(0.50)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and we own, operate or have an interest in 283 theatres with 2,427 screens located in 37 states. We target small to mid-size non-urban markets and estimate that more than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small to mid-size markets, including less competition, lower operating costs and fewer alternative forms of entertainment. Our operating strategy is designed around the belief that secondary and tertiary markets are less attractive to our competitors.

We are continuing to install digital cinema projection systems in our theatre circuit. As of March 31, 2007, we had converted 1,724 screens to a digital based platform. We believe the implementation of digital cinema projection will allow us not only greater flexibility in showing feature films, but will also provide us with the capability to explore revenue enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema could provide a competitive advantage to us in markets where we compete for film and patrons.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2007	2006
Average theatres	286	299
Average screens	2,439	2,464
Average attendance per screen	5,179	5,560
Average admission per patron	$5.76	$5.30
Average concessions and other sales per patron	$3.00	$2.85
Total attendance (in thousands)	12,629	13,700
Total revenues (in thousands)	$110,609	$111,594

Total revenues decreased 1% to $110.6 million for the three months ended March 31, 2007 compared to $ 111.6 million for the three months ended March 31, 2006, due to decreases in concessions and other revenues partially offset by an increase in admission revenues. Admissions revenue increased less than 1 % to $ 72.8 million for the three months ended March 31, 2007 from $72.6 million for the same period in 2006. This increase is largely due to a price increase for admissions partially offset by a decrease in total attendance. Concessions and other revenue decreased 3% to $ 37.8 million for the three months ended March 31, 2007 from $39.0 million for the same period in 2006, due to the decrease in attendance for the three months ended March 31, 2007, which was partially offset by the increase in the average concessions and other sales per patron.

We operated 283 theatres with 2,427 screens at March 31, 2007 compared to 297 theatres with 2,454 screens at March 31, 2006.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2007	2006	% Change
Film exhibition costs	$38,741	$37,275	4%
Concession costs	$3,697	$4,090	(10)%
Other theatre operating costs	$47,423	$50,606	(6)%
General and administrative expenses	$6,013	$5,781	4%
Depreciation and amortization	$9,699	$10,292	(6)%
Gain on sale of property and equipment	$(430)	$(144)	199%

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the three months ended March 31, 2007 increased to $38.7 million as compared to $37.3 million for the three months ended March 31, 2006, due to an increase in the per film rental rate. As a percentage of admissions revenue, film exhibition costs were 53% for the three months ended March 31, 2007, as compared to 51% for the three months ended March 31, 2006.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and sales mix and changes in our cost of goods sold. Concession costs for the three months ended March 31, 2007 decreased to $3.7 million as compared to $4.1 million for the three months ended March 31, 2006. As a percentage of concessions and other revenues, concession costs were 10% and 10% for the three months ended March 31, 2007 and 2006, respectively. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2007 decreased to $47.4 million due to overall decreases in utilities, repairs, and rental expenses compared to $50.6 million for the three months ended March 31, 2006.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2007 increased to $6.0 million compared to $5.8 million for the three months ended March 31, 2006. The increase in our general and administrative expenses is due primarily to increased professional fees and costs.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2007 decreased 6% compared to the three months ended March 31, 2006. This decrease reflects the effect of a decrease in our overall capital expenditures and the impairment of some of our existing long-lived assets as of December 31, 2006.

Gain on sales of property and equipment. We recognized a gain of $430,000 on the sales of property and equipment for the three months ended March 31, 2007, compared to a gain of $144,000 for the three months ended March 31, 2006.

Operating Income. Operating income for the three months ended March 31, 2007 increased 48% to $5.5 million compared to $3.7 million for the three months ended March 31, 2006. As a percentage of revenues, the operating income for the three months ended March 31, 2007 was 5% compared to 3% for the three months ended March 31, 2006.

Interest expense, net. Interest expense, net for the three months ended March 31, 2007 increased 13% to $11.8 million from $10.5 million for the three months ended March 31, 2006. The increase is primarily related to the higher interest rate of our senior secured credit facility. Interest income, included in interest expense, net, was $169,000 for the three months ended March 31, 2007 compared to $150,000 for the three months ended March 31, 2006.

Income tax benefit. We adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption we had liabilities for unrecognized tax benefits aggregating $3.3 million. The adoption of FIN 48 required us to reclassify certain amounts related to uncertain tax positions. As a result, we increased our deferred tax asset by $1.5 million, and increased liabilities for FIN 48 by $1.5 million. As of January 1, 2007, there are no tax positions the disallowance of which would affect our annual effective income tax rate. See Note 4 to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $25.5 million as of March 31, 2007 compared to working capital deficit of $23.5 million at December 31, 2006.

At March 31, 2007, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $14.0 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”

Net cash used by operating activities was $2.7 million for the three months ended March 31, 2007 compared to net cash used by operating activities of $2.0 million for the three months ended March 31, 2006. This increase in our cash used by operating activities was due to a reduction in accounts payable and accrued expenses, partially offset by increased profits from operations as a result of a reduction in our operating costs and expenses. Net cash used in investing activities was $3.6 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $6.1 million the three months ended March 31, 2006. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment in 2007. Capital expenditures were $4.8 million for the three months ended March 31, 2007, and $6.7 million for the three months ended March 31, 2006. For the three months ended March 31, 2007 net cash used by financing activities was $5.7 million compared to net cash used by financing activities of $1.5 million for the three months ended March 31, 2006. Our net cash used by financing activities includes $2.2 million of dividends paid during the three months ended March 31, 2007 and 2006, respectively.

Our liquidity needs are funded by operating cash flow, availability under our credit agreements and short term float. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash needs.

We plan to make approximately $25 million in capital expenditures for calendar year 2007. Pursuant to the sixth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007 is limited to $30 million. We anticipate we will add one theatre during the course of 2007 and potentially close some of our older theatres where leases will not be renewed. The expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations, we believe that cash flow from operations, available cash and borrowings under our credit agreements will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable. A similar situation contributed to the circumstances that led us to file our voluntary petition for relief under Chapter 11 in August 2000.

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

The senior secured credit facilities consist of:

•	a $170,000 seven year term loan facility used to finance the transactions described below;

•	a $185,000 seven year delayed-draw term loan facility; and

•	a $50,000 five year revolving credit facility available for general corporate purposes.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125,000.

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans , as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on LIBOR and 1.50% to 2.50% for loans based on the base rate. At March 31, 2007, the rate was 8.60%. The final maturity date of the revolving credit facility is May 19, 2010.

If we repay our term loans prior to June 2, 2007, we will be subject to a 1% prepayment fee for optional and most mandatory prepayments, unless the prepayment results from a change of control transaction or the issuance by us of subordinated debt of up to $150 million. The credit agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales and dispositions and issuances of certain debt, (2) various percentages (ranging from 75% to 0% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (3) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.

The senior secured credit facilities contain covenants which, among other things, restrict our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than us;

•	incur additional indebtedness;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of our assets;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in any sale-leaseback, synthetic lease or similar transaction involving any of our assets.

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement.

Generally, the senior secured credit facilities do not place restrictions on our ability to make capital expenditures. However, we may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure. However, pursuant to the sixth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any consecutive 12-month period ending during the period from September 30, 2006 to December 31, 2007, is limited to $30 million.

Our failure to comply with any of these covenants, including compliance with the financial ratios, is an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. As of March 31, 2007, we were in compliance with all of the financial covenants. Other events of default under the senior secured credit facilities include:

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

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).

SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements in which the FASB previously concluded that fair value is the relevant measurement attribute and appropriately, the new statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. We have not yet evaluated the impact that this statement will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that this statement will have any effect on our results of operations or financial position.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product, our capital expenditures and the opening and closing of theatres in 2007. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our credit agreement;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the captions “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in Carmike’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.carmike.com.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of March 31, 2007, our disclosure controls and procedures were not effective.

As a result of these control deficiencies, management performed additional procedures to ensure that our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements for the periods covered by and included in this Quarterly Report on Form 10–Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, the Company identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist on March 31, 2007:

1. We did not maintain a formal financial reporting process to enable us to properly prepare our financial statements in accordance with generally accepted accounting principles (GAAP), nor do we have controls and procedures to ensure the appropriateness and proper recording of journal entries. Specifically, the following represent deficiencies that in the aggregate represent a material weakness:

•	Lack of documentation and understanding of accounting policies for non-routine events or transactions, such as accounting for leases, and GAAP disclosures;

•	Inadequate processes to identify changes in GAAP and the business practices that may affect the method or processes of recording transactions and the proper application of GAAP;

•	Lack of proper review and oversight of third party consultants engaged to assist in the application of GAAP and presentation of financial statements;

•	Ineffective controls over critical spreadsheets used in the preparation of accounting and financial information; and

•	Lack of adequate financial analysis to timely detect significant misstatements in the financial statements.

The control deficiencies detailed above resulted in the delayed filing of our 2005 Annual Report on Form 10-K and our Form 10-Q quarterly reports for the quarters ended March 31, 2006 and June 30 2006, respectively, and in significant misstatements in lease and property, plant and equipment related accounts (see next item), and in the presentation and disclosures in the draft 2006 financial statements. These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at March 31, 2007.

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

•	Lack of adequate controls to ensure timely dissemination of information by the real estate and lease administration departments to the accounting department;

•	Lack of a formal process over the proper classification and approval of capitalized items;

•	Ineffective controls over recording of disposals and transfers related to fixed assets and construction-in-progress; and

•	Inadequate fixed assets information system, which has limited abilities to track and analyze changes in fixed assets and additions, including acquisitions, transfers and disposals.

The control deficiencies detailed above resulted in the delayed filing of our 2005 Annual Report on Form 10-K and our Form 10-Q quarterly reports for the quarters ended March 31, 2006 and June 30 2006, respectively, and to significant misstatements in the draft 2006 consolidated financial statements related to assets owned and, under lease, financing obligations, deferred rent, rent expense, interest expense and depreciation expense. These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at March 31, 2007.

Plan of Remediation for Identified Material Weaknesses

Management has prepared an action plan for all identified deficiencies at December 31, 2006, including assigning responsibility and due dates. The status of the plan is being monitored by management and reviewed by the Audit Committee periodically. The 2007 goals of each management member include specific responsibilities related to the remediation and maintenance of effective internal control. As of the end of the period covered by this quarterly report, the Company had not fully implemented the remediation described below. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the end of the first quarter of 2007.

A summary of the more significant activities and status for remediating the material weaknesses described above are as follows:

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

2. We are in the process of selecting a fixed asset software solution to replace our outdated legacy system, to enhance our abilities in tracking and analyzing changes in fixed assets and additions, including all acquisitions, transfers and disposals. We expect to implement the new system during the second and third quarters of 2007.

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

6. Although we significantly reduced our reliance on outside consultants, we are in the process of formalizing the responsibility, review and oversight of outside consultant activities.

7. Although the number of spreadsheets is expected to be reduced due to the implementation of new financial application systems, we are in the process of implementing policies and procedures to effectively control the integrity and data input in our significant spreadsheets.

8. We are in the process of formalizing our capitalization and disposals policy and implementing the procedure to ensure proper classification.

Changes in Internal Control Over Financial Reporting

We continue to work on our efforts to improve the internal control over financial reporting, including the remediation of the material weaknesses listed above. Except for the general ledger system implementation referenced above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 6, Litigation under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. Other than as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

If we determine that our surplus 35 millimeter projection systems are impaired, we will be required to recognize a charge to earnings in future periods.

We continue to install digital cinema projection systems in our theatre circuit. As of March 31, 2007, we had converted 1,724 screens to a digital based platform. As a result of this conversion process, we will no longer need all of our 35 millimeter projection systems. We plan to market these surplus 35 millimeter projection systems for resale. While we do not regularly engage in the resale of projection equipment, we believe an adequate market exists for the resale of our 35 millimeter projection systems. However, we may face some competition as other theatre companies may have a need to dispose of their surplus 35 millimeter projection equipment. We cannot be certain that we will be able to resell our 35 millimeter projection systems for consideration equal to or greater than the systems’ book value or at all, which could lead to the impairment of these assets. If we determine that assets are impaired, we will be required to recognize a charge to earnings in future periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	2007 Base Salaries for the Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.2	2007 Cash Bonus Targets for the Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.3	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 7 of the notes to consolidated financial statements included in this report under the caption “Net Loss Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: May 7, 2007	By:	/s/Michael W. Patrick
Michael W. Patrick
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 7, 2007	By:	/s/Richard B. Hare
Richard B. Hare
Senior Vice President — Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2007	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President — Controller
(Principal Accounting Officer)