Form 10-Q
period 2007-06-30
CARMIKE CINEMAS INC
filed 2007-08-07
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock, par value $0.03 per share — 12,828,844 shares outstanding as of July 31, 2007.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$24,159	$26,016
Restricted cash	2,242	2,603
Accounts receivable	4,010	4,249
Inventories	2,151	1,846
Deferred income tax asset	0	6,270
Prepaid expenses	6,423	6,179

Total current assets	38,985	47,163

Other assets:
Deferred income tax asset	0	51,473
Other	33,631	36,926

Total other assets	33,631	88,399

Property and equipment, net of accumulated depreciation	535,799	545,117
Goodwill	38,240	38,240
Intangible assets, net of accumulated amortization	1,585	1,642

Total assets	$648,240	$720,561

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$19,867	$23,312
Dividends payable	2,244	2,178
Accrued expenses	36,433	39,601
Current maturities of long-term debt, capital leases and long-term financing obligations	4,697	5,608

Total current liabilities	63,241	70,699

Long-term liabilities:
Long-term debt, less current maturities	314,928	316,544
Capital leases and long-term financing obligations, less current maturities	118,829	117,979
Other	12,789	11,701

Total long-term liabilities	446,546	446,224

Stockholders' equity:

Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	0	0
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,227,872 shares issued and 12,828,844 shares outstanding at June 30, 2007, and 12,744,372 shares issued and 12,463,408 shares outstanding at December 31, 2006	394	383
Treasury stock, 399,028 and 280,964 shares at cost, at June 30, 2007 and December 31, 2006, respectively	(10,916)	(8,258)
Paid-in capital	290,909	292,870
Accumulated deficit	(141,934)	(81,357)

Total stockholders' equity	138,453	203,638

Total liabilities and stockholders' equity	$648,240	$720,561

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Admissions	$84,664	$84,875	$157,424	$157,439
Concessions and other	45,471	45,329	83,320	84,359

Total operating revenues	130,135	130,204	240,744	241,798

Operating costs and expenses:
Film exhibition costs	48,037	47,833	86,778	85,108
Concession costs	5,114	5,251	8,811	9,341
Other theatre operating costs	50,926	49,490	98,349	100,096
General and administrative expenses	5,380	9,752	11,393	15,533
Depreciation and amortization	10,507	10,476	20,206	20,768
Gain on sale of property and equipment	(1,676)	(293)	(2,106)	(437)

Total operating costs and expenses	118,288	122,509	223,431	230,409

Operating income	11,847	7,695	17,313	11,389

Interest expense, net	11,862	11,519	23,665	21,983
Gain on sale of investments	(1,678)	0	(1,678)	0
Loss on extinguishment of debt	0	4,811	0	4,811

Net income (loss) before income taxes	1,663	(8,635)	(4,674)	(15,405)
Income tax expense (benefit) (Note 4)	58,505	(2,114)	55,903	(2,710)

Net loss available for common stockholders	$(56,842)	$(6,521)	$(60,577)	$(12,695)

Weighted average shares outstanding
Basic	12,614	12,402	12,549	12,331
Diluted	12,614	12,402	12,549	12,331

Net loss per common share:
Basic	$(4.51)	$(0.53)	$(4.83)	$(1.03)

Diluted	$(4.51)	$(0.53)	$(4.83)	$(1.03)

Dividends declared per share	$0.175	$0.000	$0.350	$0.175

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(60,577)	$(12,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,206	20,768
Amortization of debt issuance costs	1,078	1,322
Loss on extinguishment of debt	0	4,811
Deferred income taxes	55,903	(2,710)
Stock-based compensation	1,298	2,031
Other	602	0
Gain on sale of property and equipment and lease terminations	(2,106)	(437)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(456)	(530)
Prepaid expenses and other assets	263	971
Accounts payable	(4,954)	(6,637)
Accrued expenses and other liabilities	(676)	1,153

Net cash provided by operating activities	10,581	8,047

Cash flows from investing activities:
Purchases of property and equipment	(10,040)	(13,609)
Release of other restricted cash	361	316
Proceeds from sale of property and equipment	5,096	1,201

Net cash used in investing activities	(4,583)	(12,092)

Cash flows from financing activities:
Debt activities:
Additional borrowings	0	156,000
Repayments of long-term debt	(1,616)	(150,836)
Repayments of capital lease and long-term financing obligations	(638)	(588)
Proceeds from long-term financing arrangements	239	6,317
Issuance of common stock	1,203	0
Purchase of treasury stock	(2,658)	(3,048)
Debt issuance costs	0	(2,493)
Dividends paid	(4,385)	(4,330)

Net cash (used in) provided by financing activities	(7,855)	1,022

Decrease in cash and cash equivalents	(1,857)	(3,023)
Cash and cash equivalents at beginning of year	26,016	23,609

Cash and cash equivalents at end of period	$24,159	$20,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$0	$0

Non-cash investing and financing activities:
Dividends declared not yet paid	$2,245	$0
Non-cash purchase of property and equipment	$2,483	$0

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2007 and 2006

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of June 30, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during fiscal 2007, except for the adoption of Statement of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—Interpretations of FASB Statement 109 (“FIN 48”) as noted below. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in which the Company does not exercise a significant controlling financial interest are accounted for using the cost method of accounting.

Accounting Estimates

In the preparation of financial statements in conformity with GAAP, management must make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, recoverability of assets, impairment assessments, lease classification, employee benefits, income taxes, reserves and other provisions and contingencies. These estimates are based on the information available when recorded. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company also assesses potential losses in relation to threatened or pending legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recognized in the period they are realized.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007. See note 4 for the impact to the Company’s consolidated results of operations and financial position.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that this statement will have any effect on its results of operations or financial position.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FSP 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 is effective retroactively to January 1, 2007. The implementation of FSP 48-1 had no impact on the Company’s results of operations or financial position.

NOTE 2—CERTAIN RECLASSIFICATIONS TO PREVIOUSLY ISSUED STATEMENT OF CASH FLOWS

During the six months ended June 30, 2007, the Company determined that it should correct errors in its previously issued statement of cash flows for the six months ended June 30, 2006. The errors related to the misclassification of certain reimbursements from landlords for leasehold improvements in “Net cash provided by investing activities-purchases of property and equipment” and “Net cash used in operating activities-prepaid expenses and other assets”. The Company concluded that the errors did not materially impact the statement of cash flows for the six months ended June 30, 2006. The following is a summary of the effects of these changes on the Company’s condensed consolidated statement of cash flows:

	Six months ended June 30, 2006
	as corrected	as originally filed	Change
Prepaid expenses and other	$971	$(1,129)	$2,100

Net cash provided by operating activities	$8,047	$5,947	$2,100

Purchases of property and equipment	$(13,609)	$(11,509)	$(2,100)

Net cash used in investing activities	$(12,092)	$(9,992)	$(2,100)

NOTE 3—DEBT

Debt consisted of the following:

	June 30, 2007	December 31, 2006
Term loan	$163,719	$164,554
Delayed draw term loan credit agreement	154,440	155,221

	318,159	319,775
Current maturities	(3,231)	(3,231)

	$314,928	$316,544

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

The interest rate for the Company’s senior secured credit agreement under its outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on LIBOR and 1.50% to 2.50% for loans based on the base rate. At June 30, 2007, the interest rate was 8.61%. The final maturity date of the revolving credit facility is May 19, 2010.

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

The senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement. As of June 30, 2007, the Company was in compliance with all of the financial covenants.

Generally, the senior secured credit facilities do not place restrictions on the Company’s ability to make capital expenditures. However, the Company may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure. However, on July 27, 2007, the Company entered into a seventh amendment to the senior secured credit agreement that limits the aggregate amount of capital expenditures that the Company may make, or commit to make, for any fiscal year, to $30 million.

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

Interest Rate Cap Agreement

During the fourth quarter of 2006, the Company entered into and expects to maintain an interest rate cap agreement. This agreement caps the interest rate on $150,000 of aggregate principal amount of the Company’s outstanding term loans. The Company did not designate this agreement as an accounting hedge under FASB Statement No. 133 (as subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), accordingly changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense. As of June 30, 2007, the fair value of this interest rate cap was $0.

NOTE 4—INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007, and implemented the guidance of FSP FIN 48-1 with no impact on beginning retained earnings. As of the date of adoption, the Company had liabilities for unrecognized tax benefits aggregating $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax assets by $1,486, and increased liabilities for FIN 48 by $1,486 on the adoption date.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at January 1, 2007. During the three and six months ended June 30, 2007, the Company recognized no potential interest and penalties associated with uncertain tax positions.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At December 31, 2006 and June 30, 2007 the Company’s consolidated net deferred tax assets were $57,743 and $55,903, respectively, before the effects of any valuation allowance. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is unlikely, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the recoverability assessment of the Company’s deferred tax asset is its history of cumulative losses during the current and two prior periods. As a result of significant income in 2004, the Company did not have cumulative losses in the three year period ended December 31, 2006; furthermore, the Company’s outlook at March 31, 2007 did not include an expectation of cumulative losses in the three year period to include 2007. However, box office results for the six months ended June 30, 2007 were significantly lower than industry expectations. As a result, at June 30, 2007, the Company concluded that the recoverability of the deferred tax assets was now unlikely based upon cumulative losses in the current period and the preceding two years and determined that a valuation allowance was necessary to fully reserve its deferred tax assets.

The Company recognized an income tax expense of $55,903 for the six months ended June 30, 2007 principally to record such valuation allowance. Income tax expense of $ 58,505 for the three months ended June 30, 2007 also includes a charge to reverse the tax benefit recorded during the first quarter of 2007. The Company expects that it will not recognize income tax benefits in the future until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Because the Company’s uncertain tax position will be fully absorbed by net operating loss carryforwards, the FIN 48 liabilities were classified within deferred tax assets at June 30, 2007.

NOTE 5—EQUITY BASED COMPENSATION

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

In July 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was subsequently approved by the stockholders. There were a total of 500,000 shares reserved under the Employee Incentive Plan. The Company granted an aggregate of 150,000 options pursuant to this plan in March 2003 to three members of senior management. The exercise price for the 150,000 options is $21.79, and 75,000 shares vested on December 31, 2005 and 75,000 shares vested on December 31, 2006. In 2003, the Company granted an aggregate of 180,000 options to six members of management. The exercise price for the 180,000 options is $35.63, and they vest ratably over three years beginning January 1, 2005 through December 31, 2007. These grants of 330,000 options in the aggregate during 2003 represent the only stock options granted under the Employee Incentive Plan prior to the plan being superseded in May 2004, the effective date of the 2004 Incentive Stock Plan.

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

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 13, 2007 stock option grants are specifically meant to enhance stockholder value as one-third of these stock options will vest when the Company achieves an increase in the trading price of its common stock equal to 25%, 30% and 35%, respectively. The Company, with the assistance of valuation specialists, determined the aggregate grant date fair value of these stock options to be approximately $1,430.

The fair value of the options granted during the quarter ended June 30, 2007 was estimated on the date of grant using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating fair value of the options granted during the six months ended June 30, 2007 are as follows:

Risk-free interest rate	4.7%
Dividend yield	2.7%
Expected volatility	34%

The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balance, December 31, 2006	255,000	$28.78	$16.54
Granted	260,000	25.95	33.74
Exercised	(55,000)	21.81	12.72
Forfeited	0	0.00	0.00
Expired	0	0.00	0.00

Balance, June 30, 2007	460,000	$28.02	$26.72

The aggregate intrinsic value for options with service vesting conditions outstanding and exercisable as of June 30, 2007 was $38. As of June 30, 2007 there was approximately $105 in unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of approximately 0.4 years. The aggregate intrinsic value for options with market conditions outstanding as of June 30, 2007 was $0. As of June 30, 2007, there was $1,164 of total unrecognized compensation costs related to non-vested share-based compensation arrangements with market vesting conditions; these costs are expected to be recognized over a derived service period of 1.6 years.

Information regarding stock options outstanding at June 30, 2007 is summarized below:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Fair Value
$19.95	10,000	5.13	10,000	$11.59
$20.58	5,000	9.32	5,000	$9.80
$21.40	5,000	5.93	5,000	$12.43
$21.79	50,000	5.69	50,000	$12.82
$25.95	260,000	9.79	0	$0
$35.63	125,000	6.55	83,336	$20.49
$37.46	5,000	6.83	5,000	$17.54

Totals	460,000	8.26	158,336	$16.82

Substantially all options that are outstanding as of June 30, 2007 are expected to vest.

Restricted Stock Plans

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

Of the 220,000 shares granted to members of senior management, 204,360 shares have been earned as of June 30, 2007, and 15,640 shares have been forfeited.

The Company delivered 293,000 shares, including 277,500 shares that vested during the six months ended June 30, 2007, to management on January 31, 2007 and 324,110 shares to management on January 31, 2006 in conjunction with the 2002 Stock Plan. In order to satisfy the federal and state withholding requirements on these shares, the Company retained 118,064 and 134,344 of these shares at January 31, 2007 and 2006 at $22.34 and $22.69 respectively in treasury and remitted the corresponding tax withholding in cash on behalf of the stock recipients.

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 156,000 shares of restricted stock, with a grant date fair value of $25.95, to a group of 52 employees. All 156,000 shares of restricted stock will vest in full on April 13, 2010.

The following table sets forth the summary of activity for grants under the Company’s 2004 Incentive Stock Plan for the six months ended June 30, 2007:

	Non-vested Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2006:	287,500	$20.63
Granted	171,000	$25.93
Vested	(277,500)	$20.64
Forfeited	(2,500)	$25.95

Non-vested at June 30, 2007	178,500	$25.63

As of June 30, 2007, there was approximately $4,106 of total unrecognized compensation costs related to non-vested share grants under the plans. The costs are expected to be recognized over a weighted average period of approximately 0.4 years.

The following table outlines the costs incurred related to stock-based employee compensation costs included in the Company’s condensed consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Costs related to stock options:
Service vesting options	$52	$163	$104	$327
Market vesting options	266		266
Costs related to stock grants:
CEO service vesting grants	0	811	268	1,625
Other service and performance vesting grants	479	9	660	79

Total stock compensation costs	$797	$983	$1,298	$2,031

NOTE 6—LITIGATION

From time to time, the Company is involved in routine litigation and legal proceedings in the ordinary course of its business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that the Company believes will have a material adverse effect, either individually or in the aggregate, on its business or financial condition.

NOTE 7—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. However, as a result of the Company’s net losses in the three and six months ended June 30, 2007 and 2006, all common stock equivalents were excluded from the calculation of diluted loss per share given their anti-dilutive affect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and we own, operate or have an interest in 276 theatres with 2,399 screens located in 37 states. We target small to mid-size non-urban markets and estimate that more than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small to mid-size markets, including less competition, lower operating costs and fewer alternative forms of entertainment. Our operating strategy is designed around the belief that secondary and tertiary markets are less attractive to our competitors.

We are continuing to install digital cinema projection systems in our theatre circuit. As of June 30, 2007, we had 1,911 screens on a digital-based platform. We believe the implementation of digital cinema projection will allow us not only greater flexibility in showing feature films, but will also provide us with the capability to explore revenue enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema could provide a competitive advantage to us in markets where we compete for film and patrons.

At June 30, 2007, we concluded that the recoverability of our deferred tax assets was unlikely based on available evidence, including cumulative losses for the six months ended June 30, 2007 and the two preceding years. At June 30, 2007, we recorded a valuation allowance to fully reserve our deferred tax assets. See further discussion in the results of operations section that follows.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 and June 30, 2006

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average theatres	279	296	283	298
Average screens	2,412	2,455	2,425	2,459
Average attendance per screen	6,006	6,436	11,180	11,994
Average admission per patron	$5.84	$5.37	$5.81	$5.34
Average concessions and other sales per patron	$3.14	$2.87	$3.07	$2.86
Total attendance (in thousands)	14,487	15,791	27,116	29,491
Total revenues (in thousands)	$130,135	$130,204	$240,744	$241,798

Total revenues decreased less than 1% to $130.1 million for the three months ended June 30, 2007 compared to $130.2 million for the three months ended June 30, 2006, due to decreases in admissions, partially offset by an increase in concessions and other revenues. Total revenues decreased less than 1% to $240.7 million for the six months ended June 30, 2007 compared to $241.8 million for the six months ended June 30, 2006, due to a decrease in concessions and other revenues. Admissions revenue decreased less than 1% to $84.7 million for the three months ended June 30, 2007 from $84.9 million for the same period in 2006. This decrease is largely due to a decrease in attendance; partially offset by an increase in our average admissions per patron. Admissions revenue was $157.4 million for the six months ended June 30, 2007 and 2006, respectively. Concessions and other revenue increased less than 1% to $45.5 million for the three months ended June 30, 2007 from $45.3 million for the same period in 2006, due to the increase in our average concessions and other sales per patron during the three months ended June 30, 2007. Concessions and other revenue decreased 1% to $83.3 million for the six months ended June 30, 2007 from $84.4 million for the same period in 2006, due to the decrease in our attendance during the six months ended June 30, 2007, which was partially offset by the increase in the average concessions and other sales per patron.

We operated 276 theatres with 2,399 screens at June 30, 2007 compared to 295 theatres with 2,457 screens at June 30, 2006.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended June 30,
($’s in thousands)	2007	2006	% Change
Film exhibition costs	$48,037	$47,833	0%
Concession costs	$5,114	$5,251	(3)%
Other theatre operating costs	$50,926	$49,490	3%
General and administrative expenses	$5,380	$9,752	(45)%
Depreciation and amortization	$10,507	$10,476	0%
Gain on sale of property and equipment	$(1,676)	$(293)	472%

	Six Months Ended June 30,
($’s in thousands)	2007	2006	% Change
Film exhibition costs	$86,778	$85,108	2%
Concession costs	$8,811	$9,341	(6)%
Other theatre operating costs	$98,349	$100,096	(2)%
General and administrative expenses	$11,393	$15,533	(27)%
Depreciation and amortization	$20,206	$20,768	(3)%
Gain on sale of property and equipment	$(2,106)	$(437)	382%

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the three months ended June 30, 2007 increased to $48.0 million as compared to $47.8 million for the three months ended June 30, 2006, principally due to an increase in the per film rental rate. As a percentage of admissions revenue, film exhibition costs were 57% for the three months ended June 30, 2007, as compared to 56% for the three months ended June 30, 2006. Film exhibition costs for the six months ended June 30, 2007 increased to $86.8 million as compared to $85.1 million for the six months ended June 30, 2006. As a percentage of admissions revenue, film exhibition costs were 55% for the six months ended June 30, 2007, as compared to 54% for the six months ended June 30, 2006.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and sales mix and changes in our cost of goods sold. Concession costs for the three months ended June 30, 2007 decreased to $5.1 million as compared to $5.3 million for the three months ended June 30, 2006. As a percentage of concessions and other revenues, concession costs were 11% and 12% for the three months ended June 30, 2007 and 2006, respectively. Concession costs for the six months ended June 30, 2007 decreased to $8.8 million as compared to $9.3 million for the six months ended June 30, 2006. As a percentage of concessions and other revenues, concession costs were 11% for the six months ended June 30, 2007 and 2006, respectively. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2007 increased to $50.9 million as compared to $49.5 million for the three months ended June 30, 2006, primarily as a result of increased occupancy, insurance and other administrative costs. Other theatre operating costs for the six months ended June 30, 2007 decreased to $98.3 million as compared to $100.1 million for the six months ended June 30, 2006.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2007 deceased to $5.4 million as compared to $9.8 million for the three months ended June 30, 2006. The decrease in our general and administrative expenses is due primarily to lower professional fees and costs. General and administrative expenses for the six months ended June 30, 2007 deceased to $11.4 million compared to $15.5 million for the six months ended June 30, 2006.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 2007 increased less than 1% as compared to the three months ended June 30, 2006. Depreciation and amortization expenses for the six months ended June 30, 2007 decreased 3% as compared to the six months ended June 30, 2006.

Gain on sales of property and equipment. We recognized a gain of $1.7 million on the sales of property and equipment for the three months ended June 30, 2007, as compared to a gain of $293,000 for the three months ended June 30, 2006. We recognized a gain of $2.1 million on the sales of property and equipment for the six months ended June 30, 2007, as compared to a gain of $437,000 for the six months ended June 30, 2006.

Operating Income. Operating income for the three months ended June 30, 2007 increased 54% to $11.8 million as compared to $7.7 million for the three months ended June 30, 2006. As a percentage of revenues, operating income for the three months ended June 30, 2007 was 9% as compared to 6% for the three months ended June 30, 2006. Operating income for the six months ended June 30, 2007 increased 52% to $17.3 million as compared to $11.4 million for the six months ended June 30, 2006. As a percentage of revenues, the operating income for the six months ended June 30, 2007 was 7% as compared to 5% for the six months ended June 30, 2006.

Interest expense, net. Interest expense, net for the three months ended June 30, 2007 increased 3% to $11.9 million from $11.5 million for the three months ended June 30, 2006. Interest expense, net for the six months ended June 30, 2007 increased 8% to $23.7 million from $22.0 million for the six months ended June 30, 2006. The increases are primarily related to the higher interest rate of our senior secured credit facility. Interest income, included in interest expense, net, was $98,000 and $267,000 for the three and six months ended June 30, 2007, respectively, as compared to $126,000 and $276,000 for the same periods in 2006.

Gain on sale of investments. We recognized a gain on investments of $1.7 million for the three months ended June 30, 2007, from the sale of our investment in a third party ticket distributor.

Income tax. We adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption we had liabilities for unrecognized tax benefits aggregating $3.3 million. The adoption of FIN 48 required us to reclassify certain amounts related to uncertain tax positions. As a result, we increased our deferred tax asset by $1.5 million, and increased liabilities for FIN 48 by $1.5 million. As of January 1, 2007, there were no tax positions the disallowance of which would affect our annual effective income tax rate.

At December 31, 2006 and June 30, 2007 our consolidated net deferred tax assets were $57.7 million and $55.9 million, respectively, before the effects of any valuation allowance. In accordance with SFAS 109 we regularly assesses whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

A significant factor in the recoverability assessment of our deferred tax asset is our history of cumulative losses during the current and two prior periods. As a result of significant income in 2004, we did not have cumulative losses in the three year period ended December 31, 2006; furthermore, our outlook at March 31, 2007 did not include an expectation of cumulative losses in the three year period to include 2007. However, box office results for the six months ended June 30, 2007 were significantly lower than industry expectations. As a result, at June 30, 2007, we concluded that the recoverability of the deferred tax assets was now unlikely based upon cumulative losses in the current period and the preceding two years and determined that a valuation allowance was necessary to fully reserve our deferred tax assets.

Income tax expense was $58.5 million for the three months ended June 30, 2007, and includes a charge to reverse the tax benefit recorded during the first quarter of 2007, as compared to an income tax benefit of $2.1 million for the three months ended June 30, 2006. We recognized an income tax expense of $55.9 million for the six months ended June 30, 2007, principally to record such valuation allowance, as compared to an income tax benefit of $2.7 million for the six months ended June 30, 2006. We expect that we will not recognize income tax benefits in the future until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Because our uncertain tax position will be fully absorbed by net operating loss carryforwards, the FIN 48 liabilities were classified within deferred tax assets at June 30, 2007.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $24.3 million as of June 30, 2007 compared to working capital deficit of $23.5 million at December 31, 2006.

At June 30, 2007, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $24.2 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”

Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2007 compared to $8.0 million for the six months ended June 30, 2006. This increase in our cash provided by operating activities was due primarily to increased profits from operations, partially offset by a reduction in accounts payable and accrued expenses. Net cash used in investing activities was $4.6 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $12.1 million for the six months ended June 30, 2006. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment and an increase in proceeds from the sale of property and equipment during 2007. Capital expenditures were $10.0 million for the six months ended June 30, 2007, and $13.6 million for the six months ended June 30, 2006. For the six months ended June 30, 2007 net cash used in financing activities was $7.9 million compared to net cash provided by financing activities of $1.0 million for the six months ended June 30, 2006. Our financing activities include $4.4 million and $4.3 million of dividends paid during the six months ended June 30, 2007 and 2006, respectively.

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

We plan to make approximately $25 million in capital expenditures for calendar year 2007. Pursuant to the seventh amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million. We anticipate we will add one theatre during the course of 2007 and potentially close some of our older theatres where leases will not be renewed. The expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations.

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

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 2.50% to 3.50% for loans based on LIBOR and 1.50% to 2.50% for loans based on the base rate. At June 30, 2007, the interest rate was 8.61%. The final maturity date of the revolving credit facility is May 19, 2010.

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

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement. As of June 30, 2007, we were in compliance with all of the financial covenants.

Generally, the senior secured credit facilities do not place restrictions on our ability to make capital expenditures. However, we may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure. However, on July 27, 2007, we entered into a seventh amendment to the senior secured credit agreement that limits the aggregate amount of capital expenditures that we may make, or commit to make, for any fiscal year, to $30 million.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that this statement will have any effect on our results of operations or financial position.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FSP 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 is effective retroactively to January 1, 2007. The implementation of FSP 48-1 had no impact on our results of operations or financial position.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product, our capital expenditures, digital cinema implementation and the opening and closing of theatres in 2007. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our credit agreement;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of impairing surplus 35 millimeter projection systems;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, under the captions “Risk Factors”.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of June 30, 2007, our disclosure controls and procedures were not effective.

As a result of these control deficiencies, management performed additional procedures to ensure that our condensed consolidated financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we had identified the following material weaknesses in our internal control over financial reporting, which continued to exist on June 30, 2007:

1. We did not maintain a formal financial reporting process to enable us to properly prepare our financial statements in accordance with GAAP, nor do we have controls and procedures to ensure the appropriateness and proper recording of journal entries. Specifically, the following represent deficiencies that in the aggregate represent a material weakness:

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

The control deficiencies detailed above resulted in the delayed filing of our 2005 Annual Report on Form 10-K and our Form 10-Q quarterly reports for the quarters ended March 31, 2006 and June 30 2006, and in significant misstatements in lease and property, plant and equipment related accounts (see next item), and in the presentation and disclosures in the draft 2006 financial statements. These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at June 30, 2007.

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

The control deficiencies detailed above resulted in the delayed filing of our 2005 Annual Report on Form 10-K and our Form 10-Q quarterly reports for the quarters ended March 31, 2006 and June 30 2006, and to significant misstatements in the draft 2006 consolidated financial statements related to assets owned and, under lease, financing obligations, deferred rent, rent expense, interest expense and depreciation expense. These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at June 30, 2007.

Plan of Remediation for Identified Material Weaknesses

Management has prepared an action plan for all identified deficiencies at December 31, 2006, including assigning responsibility and due dates. The status of the plan is being monitored by management and reviewed by the Audit Committee periodically. The 2007 goals of each management member include specific responsibilities related to the remediation and maintenance of effective internal control. As of the end of the period covered by this quarterly report, we had not fully implemented all remediation steps related to material weaknesses described above. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the end of the second quarter of 2007.

An update on more significant activities related to the remediation of material weaknesses described above is as follows:

1. We documented our existing financial accounting policies and procedures, including those related to leases and fixed assets, and continue to implement a process to timely identify and address new or emerging changes in GAAP and to ensure the appropriate and consistent application of them. We implemented a formal process to prepare and review a GAAP disclosure checklist.

2. We purchased a fixed asset software solution to replace our existing legacy system, to enhance our abilities in tracking and analyzing changes in fixed assets and additions, including all acquisitions, transfers and disposals. We expect to complete the implementation of the new system during the third quarter of 2007.

3. We implemented a new general ledger software solution on January 1, 2007, to replace our legacy accounting system. This system provides us with the ability to facilitate more timely and comprehensive review of our results of operations, to detect errors and assist us in improving the accounting process for non-routine transactions.

4. We continue to develop formal analytical processes and tools to enhance our internal review of the financial statements for each quarter-end to include the review by each of the management team and documentation of detailed analysis of all significant variances to the budget and to prior period results.

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

Changes in Internal Control over Financial Reporting

We continue to work on our efforts to improve the internal control over financial reporting, including the remediation of the material weaknesses listed above. There were no changes to our internal control over financial reporting for the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to install digital cinema projection systems in our theatre circuit. As of June 30, 2007, we had 1,911 screens on a digital-based platform. As a result of this conversion process, we will no longer need all of our 35 millimeter projection systems. We plan to market these surplus 35 millimeter projection systems for resale. While we do not regularly engage in the resale of projection equipment, we believe an adequate market exists for the resale of our 35 millimeter projection systems. However, we may face some competition as other theatre companies may have a need to dispose of their surplus 35 millimeter projection equipment. We cannot be certain that we will be able to resell our 35 millimeter projection systems for consideration equal to or greater than the systems’ book value or at all, which could lead to the impairment of these assets. If we determine that assets are impaired, we will be required to recognize a charge to earnings in future periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 18, 2007, eight directors were elected to the Board of Directors with the following votes:

	For	Withheld
Michael W. Patrick	10,799,066	832,740
Alan J. Hirschfield	11,540,876	90,930
Kevin D. Katari	11,607,153	24,653
S. David Passman III	11,556,340	75,466
Carl L. Patrick, Jr.	10,800,199	831,607
Roland C. Smith	11,607,147	24,659
Fred W. Van Noy	11,604,134	27,672
Patricia A. Wilson	11,556,346	75,460

At the same meeting, the following proposal was voted upon and approved:

Approval of the Carmike Cinemas, Inc. Annual Executive Bonus Program.

For	Against	Abstain	Broker Non-Vote
9,719,592	39,697	116,777	1,755,740

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	Seventh Amendment, dated as of July 27, 2007, to the Credit Agreement, dated as of May 19, 2005, as amended, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent.

10.2	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.3	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.4	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.5	Release and Consulting Services Agreement, dated as of June 15, 2007, by and between Anthony J. Rhead and Carmike Cinemas, Inc.

11	Computation of per share earnings (provided in Note 7 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: August 7, 2007	By:	/s/ Michael W. Patrick
Michael W. Patrick
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 7, 2007	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2007	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President—Controller
(Principal Accounting Officer)