Form 10-Q
period 2007-09-30
CARMIKE CINEMAS INC
filed 2007-11-06
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share—12,824,367 shares outstanding as of October 31, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23,021	$26,016
Restricted cash	2,259	2,603
Accounts receivable	4,488	4,249
Inventories	1,800	1,846
Deferred income tax asset	0	6,270
Prepaid expenses	6,161	6,179

Total current assets	37,729	47,163

Other assets:
Deferred income tax asset	0	51,473
Other	33,583	36,926

Total other assets	33,583	88,399

Property and equipment, net of accumulated depreciation	530,500	545,117
Goodwill	38,240	38,240
Intangible assets, net of accumulated amortization	1,556	1,642

Total assets	$641,608	$720,561

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$14,756	$23,312
Dividends payable	2,244	2,178
Accrued expenses	35,160	39,601
Current maturities of long-term debt, capital leases and long-term financing obligations	4,752	5,608

Total current liabilities	56,912	70,699

Long-term liabilities:
Long-term debt, less current maturities	314,121	316,544
Capital leases and long-term financing obligations, less current maturities	118,713	117,979
Other	12,930	11,701

Total long-term liabilities	445,764	446,224

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	0	0
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,224,872 shares issued and 12,824,367 shares outstanding at September 30, 2007, and 12,744,372 shares issued and 12,463,408 shares outstanding at December 31, 2006	394	383
Treasury stock, 400,505 and 280,964 shares at cost, at September 30, 2007 and December 31, 2006, respectively	(10,925)	(8,258)
Paid-in capital	289,417	292,870
Accumulated deficit	(139,954)	(81,357)

Total stockholders’ equity	138,932	203,638

Total liabilities and stockholders’ equity	$641,608	$720,561

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Admissions	$88,726	$85,542	$246,150	$242,981
Concessions and other	46,548	44,796	129,868	129,155

Total operating revenues	135,274	130,338	376,018	372,136

Operating costs and expenses:
Film exhibition costs	48,966	47,553	135,744	132,661
Concession costs	4,947	4,338	13,758	13,679
Other theatre operating costs	52,259	51,981	150,608	152,077
General and administrative expenses	5,338	7,442	16,731	22,975
Depreciation and amortization	9,849	10,043	30,055	30,811
Loss (gain) on sale of property and equipment	143	303	(1,963)	(134)

Total operating costs and expenses	121,502	121,660	344,933	352,069

Operating income	13,772	8,678	31,085	20,067

Interest expense, net	11,814	12,238	35,479	34,221
Gain on sale of investments	(22)	0	(1,700)	0
Loss on extinguishment of debt	0	0	0	4,811

Net income (loss) before income taxes	1,980	(3,560)	(2,694)	(18,965)
Income tax expense (benefit) (Note 4)	0	(2,566)	55,903	(5,276)

Net income (loss) available for common stockholders	$1,980	$(994)	$(58,597)	$(13,689)

Weighted average shares outstanding:
Basic	12,650	12,401	12,589	12,350
Diluted	12,650	12,401	12,589	12,350

Net income (loss) per common share:
Basic	$0.16	$(0.08)	$(4.65)	$(1.11)

Diluted	$0.16	$(0.08)	$(4.65)	$(1.11)

Dividends declared per share	$0.175	$0.350	$0.525	$0.525

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(58,597)	$(13,689)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	30,055	30,811
Amortization of debt issuance costs	1,607	1,975
Loss on extinguishment of debt	0	4,811
Deferred income taxes	55,903	(5,276)
Stock-based compensation	2,055	3,047
Other	819	846
Gain sale of investments	(1,700)	0
Gain on sale of property and equipment	(1,963)	(134)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(639)	(961)
Prepaid expenses and other assets	822	2,367
Accounts payable	(9,091)	(9,941)
Accrued expenses and other liabilities	(1,799)	(4,006)

Net cash provided by operating activities	17,472	9,850

Cash flows from investing activities:
Purchases of property and equipment	(16,360)	(22,240)
Release of restricted cash	344	1,344
Proceeds from sale of investments	1,700	0
Proceeds from sale of property and equipment	5,185	2,096

Net cash used in investing activities	(9,131)	(18,800)

Cash flows from financing activities:
Debt activities:
Additional borrowings	0	156,000
Repayments of long-term debt	(2,423)	(151,644)
Repayments of capital lease and long-term financing obligations	(985)	(894)
Proceeds from long-term financing arrangements	239	8,461
Issuance of common stock	1,198	0
Purchase of treasury stock	(2,667)	(3,048)
Debt issuance costs	(69)	(3,006)
Dividends paid	(6,629)	(4,330)

Net cash (used in) provided by financing activities	(11,336)	1,539

Decrease in cash and cash equivalents	(2,995)	(7,411)
Cash and cash equivalents at beginning of year	26,016	23,609

Cash and cash equivalents at end of period	$23,021	$16,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Dividends declared not yet paid	$2,244	$4,357
Non-cash purchase of property and equipment	$1,509	$0

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2007 and 2006

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of September 30, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during fiscal 2007, except for the adoption of Statement of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—Interpretations of FASB Statement 109 (“FIN 48”) as noted below. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Accounting Estimates

In the preparation of financial statements in conformity with GAAP, management must make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, impairment assessments, lease classification, employee benefits, income taxes, reserves and other provisions and contingencies. These estimates are based on the information available when recorded. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company also assesses potential losses in relation to threatened or pending legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recognized in the period they are realized.

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

NOTE 2—CERTAIN RECLASSIFICATIONS TO PREVIOUSLY ISSUED STATEMENT OF CASH FLOWS

The Company determined that it should correct errors in its previously issued statement of cash flows for the nine months ended September 30, 2006. The errors related to the misclassification of certain reimbursements from landlords for leasehold improvements in “Net cash provided by investing activities-purchases of property and equipment” and “Net cash used in operating activities-prepaid expenses and other assets”. The Company concluded that the errors did not materially impact the statement of cash flows for the nine months ended September 30, 2006. The following is a summary of the effects of these changes on the Company’s condensed consolidated statement of cash flows:

	Nine months ended September 30, 2006
	as corrected	as originally filed	Change
Prepaid expenses and other	$2,367	$267	$2,100

Net cash provided by operating activities	$9,850	$7,750	$2,100

Purchases of property and equipment	$(22,240)	$(20,140)	$(2,100)

Net cash used in investing activities	$(18,800)	$(16,700)	$(2,100)

NOTE 3—DEBT

Debt consisted of the following:

	September 30, 2007	December 31, 2006
Term loan	$163,302	$164,554
Delayed draw term loan credit agreement	154,050	155,221

	317,352	319,775
Current maturities	(3,231)	(3,231)

	$314,121	$316,544

In 2005, the Company entered into a credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405,000.

The senior secured credit facilities consist of:

•	a $170,000 seven year term loan facility:

•	a $185,000 seven year delayed-draw term loan facility; and

•	a $50,000 five year revolving credit facility available for general corporate purposes.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125,000.

The interest rate for the Company’s senior secured credit agreement under its outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At September 30, 2007, the average interest rate was 8.86%. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

The credit agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales and dispositions, other than a sales-leaseback transaction, and issuances of certain debt, (2) 85% of the net cash proceeds from sales-leaseback transactions, (3) various percentages (ranging from 0% to 75% depending on the Company’s consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (4) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.

The senior secured credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than to the Company;

•	incur additional indebtedness;

•	create liens on their assets;

•	make certain investments;

•	sell or otherwise dispose of their assets;

•	consolidate, merge or otherwise transfer all or any substantial part of their assets; and

•	enter into transactions with the Company’s affiliates.

The senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement. As of September 30, 2007, the Company was in compliance with all of the financial covenants.

The senior secured credit agreement places certain restrictions on the Company’s ability to make capital expenditures. In addition to the dollar limitation described below, the Company may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure.

The Company entered into a seventh amendment to the senior secured credit agreement effective July 27, 2007 and an eighth amendment to the senior secured credit agreement effective October 17, 2007. These amendments among other items:

•

amend the Company’s consolidated leverage ratio such that from and after the effective date the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

amend the Company’s consolidated interest coverage ratio such that from and after the effective date the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limit the aggregate capital expenditures that the Company may make, or commit to make, to $30 million for any fiscal year, provided that up to $10 million of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permit sales-leaseback transactions of up to an aggregate of $175 million.

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

Interest Rate Cap Agreement

During the fourth quarter of 2006, the Company entered into and expects to maintain an interest rate cap agreement. This agreement caps the base interest rate on $150,000 of aggregate principal amount of the Company’s outstanding term loans at 6.0%. The Company did not designate this agreement as an accounting hedge under FASB Statement No. 133 (as subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Accordingly, changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense. As of September 30, 2007, the fair value of this interest rate cap was immaterial.

NOTE 4—INCOME TAXES

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption, the Company had liabilities for unrecognized tax benefits aggregating $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax assets by $1,486, and increased liabilities for FIN 48 by $1,486 on the adoption date. During the three months ended September 30, 2007, the Company released $54 of its FIN 48 liability, due to the expiration of certain statutes of limitations.

As of January 1, 2007 and September 30, 2007, there are no tax positions the disallowance of which would affect the annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1997.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at January 1, 2007. During the three and nine months ended September 30, 2007, the Company recognized no potential interest and penalties associated with uncertain tax positions.

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At December 31, 2006 and September 30, 2007 the Company’s consolidated net deferred tax assets were $57,743 and $55,148, respectively, before the effects of any valuation allowance. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the Company’s assessment of the recoverability of its deferred tax asset is its history of cumulative losses during the current and two prior periods. As a result of significant income in 2004, the Company did not have cumulative losses in the three year period ended December 31, 2006; furthermore, the Company’s outlook at March 31, 2007 did not include an expectation of cumulative losses in the three year period to include 2007. However, at June 30, 2007, the Company concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in the current period and the preceding two years and recorded at that time a valuation allowance to fully reserve its deferred tax assets. During the quarter ended September 30, 2007, the deferred tax asset and valuation allowance each decreased by $809 as a result of taxable income in the quarter which reduced net operating loss carryforwards.

The Company expects that it will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

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

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 13, 2007 stock option grants are aligned with market performance as one-third of these stock options will vest when the Company achieves an increase in the trading price of its common stock equal to 25%, 30% and 35%, respectively. The Company determined the aggregate grant date fair value of these stock options to be approximately $1,430. The fair value of these options was estimated on the date of grant using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested. The assumptions used in estimating fair value of the options granted during 2007 are as follows:

Risk-free interest rate	4.7%
Dividend yield	2.7%
Expected volatility	34%

The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Balance, December 31, 2006	255,000	$28.78	$16.54
Granted	260,000	25.95	33.74
Exercised	(55,000)	21.81	12.72
Forfeited	(11,666)	35.63	20.49
Expired	0	0.00	0.00

Balance, September 30, 2007	448,334	$27.82	$26.88

As of September 30, 2007, there was $898 of total unrecognized compensation costs related to non-vested share-based compensation arrangements with market vesting conditions; these costs are expected to be recognized over a remaining derived service period of 1.1 years. As of September 30, 2007 there was approximately $38 in unrecognized compensation cost related to other non-vested stock options that is expected to be recognized over a weighted average period of approximately 0.3 years. The aggregate intrinsic value for options outstanding and exercisable as of September 30, 2007 was $0.

Information regarding stock options outstanding at September 30, 2007 is summarized below:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Fair Value
$19.95	10,000	4.88	10,000	$11.59
$20.58	5,000	9.06	5,000	9.80
$21.40	5,000	5.68	5,000	12.43
$21.79	50,000	5.44	50,000	12.82
$25.95	260,000	9.54	0	0
$35.63	113,334	6.22	83,336	20.49
$37.46	5,000	6.51	5,000	17.54

Totals	448,334	8.06	158,336	$16.82

Substantially all options that are outstanding as of September 30, 2007 are expected to vest.

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

In May 2002, the Company’s Stock Option Committee (which administered the 2002 Stock Plan prior to August 2002) approved grants of the remaining available 220,000 shares to a group of seven other members of senior management. These shares were earned over a three year period, commencing with the year ended December 31, 2002, with the shares being earned as the executive achieved specific performance goals set for the executive during each of these years. In some instances, the executive earned partial amounts of his or her stock grant based on graded levels of performance.

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 156,000 shares of restricted stock, with a grant date fair value of $25.95, to a group of 52 employees. All 156,000 shares of restricted stock will vest in full on April 13, 2010. Additionally, the Company granted 15,000 shares of restricted stock to certain members of our board of directors at the Annual Meeting of Stockholders held on May 18, 2007.

The following table sets forth the summary of activity for grants under the Company’s 2004 Incentive Stock Plan for the nine months ended September 30, 2007:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	287,500	$20.63
Granted	171,000	25.93
Vested	(279,166)	20.63
Forfeited	(5,500)	25.95

Non-vested at September 30, 2007	173,834	$25.68

As of September 30, 2007, there was approximately $3,589 of total unrecognized compensation costs related to non-vested share grants under the plans. The costs are expected to be recognized over a weighted average period of approximately 1.3 years.

The following table outlines the costs incurred related to stock-based employee compensation costs included in the Company’s condensed consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Costs related to stock options:
Service and market vesting options	$318	$163	$688	$490
Costs related to restricted stock grants:
CEO service vesting grants	0	788	268	2,413
Other service and performance vesting grants	439	65	1,099	144

Total stock compensation costs	$757	$1,016	$2,055	$3,047

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

NOTE 7—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. For the three months ended September 30, 2007, stock options totaling 448,334 and shares of restricted stock totaling 178,334 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock for this period. For the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006, because of the Company’s net losses, all common stock equivalents were excluded from the calculation of diluted loss per share given their anti-dilutive affect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and we own, operate or have an interest in 270 theatres with 2,369 screens located in 37 states. We target small to mid-size non-urban markets and estimate that more than 80% of our theatres are located in communities with populations of fewer than 100,000 people. We believe there are several benefits of operating in small to mid-size markets, including less competition, lower operating costs and fewer alternative forms of entertainment. Our operating strategy is designed around the belief that secondary and tertiary markets are less attractive to our competitors.

We are continuing to install digital cinema projection systems and 3-D capability in our theatre circuit. As of September 30, 2007, we had 225 theatres with 2,091 screens on a digital-based platform, and 125 theatres with 221 screens equipped for 3-D. We believe our leading edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons. As a result of our conversion to a digital based platform, we have surplus 35 millimeter projectors with an approximate net book value of $2.4 million as of September 30, 2007, which we intend to market for resale.

At September 30, 2007, we continue to conclude that the recoverability of our deferred tax assets is uncertain based on available evidence, including cumulative losses for the nine months ended September 30, 2007 and the two preceding years. As a result we maintain a valuation allowance fully reserving our deferred tax assets. See further discussion in the results of operations section that follows.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and September 30, 2006

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average theatres	274	294	280	296
Average screens	2,387	2,454	2,412	2,457
Average attendance per screen	6,417	6,425	17,588	18,418
Average admission per patron	$5.79	$5.43	$5.80	$5.37
Average concessions and other sales per patron	$3.04	$2.84	$3.06	$2.85
Total attendance (in thousands)	15,314	15,768	42,430	45,259
Total revenues (in thousands)	$135,274	$130,338	$376,018	$372,136

Total revenues increased approximately 4% to $135.3 million for the three months ended September 30, 2007 compared to $130.3 million for the three months ended September 30, 2006, due to increases in admissions as well as concessions and other revenues. Total revenues increased approximately 1% to $376.0 million for the nine months ended September 30, 2007 compared to $372.1 million for the nine months ended September 30, 2006, due to an increase in both admissions and concessions and other revenues. Admissions revenue increased approximately 4% to $88.7 million for the three months ended September 30, 2007 from $85.5 million for the same period in 2006. This increase is largely due to an increase in our average admissions per patron, partially offset by a decrease in our attendance. Admissions revenue increased approximately 1% to $246.2 million for the nine months ended September 30, 2007 from $243.0 million for the same period in 2006. Concessions and other revenue increased approximately 4% to $46.5 million for the three months ended September 30, 2007 from $44.8 million for the same period in 2006, due to the increase in our average concessions and other sales per patron during the three months ended September 30, 2007. Concessions and other revenue increased less than 1% to $129.9 million for the nine months ended September 30, 2007 from $129.2 million for the same period in 2006, due to the increase in our average concessions and other sales per patron during the nine months ended September 30, 2007, which was partially offset by the decrease in attendance.

We operated 270 theatres with 2,369 screens at September 30, 2007 compared to 291 theatres with 2,452 screens at September 30, 2006.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended September 30,
($’s in thousands)	2007	2006	% Change
Film exhibition costs	$49.0	$47.6	3%
Concession costs	$4.9	$4.3	14%
Other theatre operating costs	$52.3	$52.0	1%
General and administrative expenses	$5.3	$7.4	(28)%
Depreciation and amortization	$9.8	$10.0	(2)%
Loss on sale of property and equipment	$0.1	$0.3	(53)%

	Nine Months Ended September 30,
($’s in thousands)	2007	2006	% Change
Film exhibition costs	$135.7	$132.7	2%
Concession costs	$13.8	$13.7	1%
Other theatre operating costs	$150.6	$152.1	(1)%
General and administrative expenses	$16.7	$23.0	(27)%
Depreciation and amortization	$30.1	$30.8	(2)%
Gain on sale of property and equipment	$(2.0)	$(0.1)	1,400%

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the three months ended September 30, 2007 increased to $49.0 million as compared to $47.6 million for the three months ended September 30, 2006, principally due to an increase in the per film rental rate and an increase in admissions. As a percentage of admissions revenue, film exhibition costs were 55% for the three months ended September 30, 2007, as compared to 56% for the three months ended September 30, 2006. Film exhibition costs for the nine months ended September 30, 2007 increased to $135.7 million as compared to $132.7 million for the nine months ended September 30, 2006. As a percentage of admissions revenue, film exhibition costs were 55% for the nine months ended September 30, 2007, as well as for the nine months ended September 30, 2006.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and sales mix and changes in our cost of goods sold. Concession costs for the three months ended September 30, 2007 increased to $4.9 million as compared to $4.3 million for the three months ended September 30, 2006. As a percentage of concessions and other revenues, concession costs were 11% and 10% for the three months ended September 30, 2007 and 2006. Concession costs for the nine months ended September 30, 2007 increased to $13.8 million as compared to $13.7 million for the nine months ended September 30, 2006. As a percentage of concessions and other revenues, concession costs were 11% for the nine months ended September 30, 2007 and 2006, respectively. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2007 increased to $52.3 million as compared to $52.0 million for the three months ended September 30, 2006. The increase in our other theatre operating cost is primarily the result of increased utility costs, personnel costs and bank fees, partially offset by decreases in occupancy costs. Other theatre operating costs for the nine months ended September 30, 2007 decreased to $150.6 million as compared to $152.1 million for the nine months ended September 30, 2006.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2007 decreased to $5.3 million as compared to $7.4 million for the three months ended September 30, 2006. The decrease in our general and administrative expenses is due primarily to lower professional fees and costs. General and administrative expenses for the nine months ended September 30, 2007 decreased to $16.7 million compared to $23.0 million for the nine months ended September 30, 2006.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 2007 decreased approximately 2% as compared to the three months ended September 30, 2006. Depreciation and amortization expenses for the nine months ended September 30, 2007 decreased 2% as compared to the nine months ended September 30, 2006.

Net loss (gain) on sales of property and equipment. We recognized a loss of $143,000 on the sales of property and equipment for the three months ended September 30, 2007, as compared to a loss of $303,000 for the three months ended September 30, 2006. We recognized a gain of $2.0 million on the sales of property and equipment for the nine months ended September 30, 2007, as compared to a gain of $134,000 for the nine months ended September 30, 2006. Our losses and gains primarily result from the disposition of surplus property and equipment.

Operating Income. Operating income for the three months ended September 30, 2007 increased 59% to $13.8 million as compared to $8.7 million for the three months ended September 30, 2006. As a percentage of revenues, operating income for the three months ended September 30, 2007 was 10% as compared to 7% for the three months ended September 30, 2006. Operating income for the nine months ended September 30, 2007 increased 55% to $31.1 million as compared to $20.1 million for the nine months ended September 30, 2006. As a percentage of revenues, the operating income for the nine months ended September 30, 2007 was 8% as compared to 5% for the nine months ended September 30, 2006.

Interest expense, net. Interest expense, net for the three months ended September 30, 2007 decreased 3% to $11.8 million from $12.2 million for the three months ended September 30, 2006. Interest expense, net for the nine months ended September 30, 2007 increased 4% to $35.5 million from $34.2 million for the nine months ended September 30, 2006. The increases are primarily related to the higher interest rate of our senior secured credit facility. Interest income, included in interest expense, net, was $365,000 and $632,000 for the three and nine months ended September 30, 2007, respectively, as compared to $326,000 and $601,000 for the same periods in 2006.

Gain on sale of investments. We recognized a gain on investments of $22,000 for the three months ended September 30, 2007, and a gain on investments of $1.7 million for the nine months ended September 30, 2007. Such gains are the result of the conversion of an investment in a third party ticket distributor.

Income tax. We adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption we had liabilities for unrecognized tax benefits aggregating $3.3 million. The adoption of FIN 48 required us to reclassify certain amounts related to uncertain tax positions. As a result, we increased our deferred tax asset by $1.5 million, and increased liabilities for FIN 48 by $1.5 million. As of January 1, 2007 and September 30, 2007, there were no tax positions the disallowance of which would affect our annual effective income tax rate.

At December 31, 2006 and September 30, 2007 our consolidated net deferred tax assets were $57.7 million and $55.1 million, respectively, before the effects of any valuation allowance. In accordance with SFAS 109 we regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

A significant factor in our assessment of the recoverability of the deferred tax asset is our history of cumulative losses during the current and two prior periods. As a result of significant income in 2004, we did not have cumulative losses in the three year period ended December 31, 2006; furthermore, our outlook at March 31, 2007 did not include an expectation of cumulative losses in the three year period to include 2007. However, at June 30, 2007, we concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in the current period and the preceding two years and determined that a valuation allowance was necessary to fully reserve our deferred tax assets. During the quarter ended September 30, 2007, the deferred tax asset and valuation allowance each decreased by $809 as a result of taxable income in the quarter which reduced net operating loss carryforwards.

We expect that we will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $19.2 million as of September 30, 2007 compared to working capital deficit of $23.5 million at December 31, 2006.

At September 30, 2007, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $23.0 million in cash and cash equivalents on hand as compared to $16.2 million on hand at September 30, 2006. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”

Net cash provided by operating activities was $17.5 million for the nine months ended September 30, 2007 compared to $9.9 million for the nine months ended September 30, 2006. This increase in our cash provided by operating activities was due primarily to increased profits from operations, partially offset by a reduction in accounts payable and accrued expenses. Net cash used in investing activities was $9.1 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $18.8 million for the nine months ended September 30, 2006. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment and an increase in proceeds from the sale of property and equipment during 2007. Capital expenditures were $16.4 million for the nine months ended September 30, 2007, and $22.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 net cash used in financing activities was $11.3 million compared to net cash provided by financing activities of $1.5 million for the nine months ended September 30, 2006. Our financing activities include $6.6 million and $4.3 million of dividends paid during the nine months ended September 30, 2007 and 2006, respectively.

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

We plan to make a total of approximately $25 million in capital expenditures for calendar year 2007. Pursuant to the eighth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations.

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

We cannot make assurances that our business will continue to generate sufficient cash flow to fund our liquidity needs. We are dependent to a large degree on the public’s acceptance of the films released by the studios. While we believe that small to mid-size markets present less competition relative to larger markets, we are nevertheless subject to competition and low barriers of entry into our industry. In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into default under our debt instruments as described below. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.

Material Credit Agreements and Covenant Compliance

We entered into a credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405 million.

The senior secured credit facilities consist of:

•	a $170 million seven year term loan facility used to finance the transactions described below;

•	a $185 million seven year delayed-draw term loan facility; and

•	a $50 million five year revolving credit facility available for general corporate purposes.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125 million.

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our corporate credit ratings from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services in effect from time to time, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At September 30, 2007, the average interest rate was 8.86%. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

The credit agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales and dispositions, other than a sales-leaseback transaction, and issuances of certain debt, (2) 85% of the net cash proceeds from sales-leaseback transactions, (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (4) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.

The senior secured credit facilities contain covenants which, among other things, restrict our ability, and that of our restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than us;

•	incur additional indebtedness;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of our assets;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets; and

•	enter into transactions with our affiliates.

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement. As of September 30, 2007, we were in compliance with all of the financial covenants.

The senior secured credit agreement places certain restrictions on our ability to make capital expenditures. In addition to the dollar limitation described below, we may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure.

We entered into a seventh amendment to the senior secured credit agreement effective July 27, 2007 and an eighth amendment to the senior secured credit agreement effective October 17, 2007. These amendments among other items:

•	amend our consolidated leverage ratio such that from and after the effective date the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

amend our consolidated interest coverage ratio such that from and after the effective date the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limit the aggregate capital expenditures that we may make, or commit to make, to $30 million for any fiscal year, provided, that up to $10 million of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permit sales-leaseback transactions of up to an aggregate of $175 million.

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

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted the provisions of FIN 48 on January 1, 2007. See note 4 to our condensed consolidated financial statements for the impact to consolidated results of operations and financial position.

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

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product, our capital expenditures, digital cinema implementation and the opening and closing of theatres in 2007. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our credit agreement;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls and procedures under Section 404 of the Sarbanes-Oxley Act of 2002;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of impairing surplus 35 millimeter projection systems;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed herein and in our Annual Report on Form 10-K for the year ended December 31, 2006, under the captions “Risk Factors”.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of September 30, 2007, our disclosure controls and procedures were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we had identified the following material weaknesses in our internal control over financial reporting, which continued to exist as of September 30, 2007:

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

The control deficiencies detailed above resulted in the delayed filing of our 2005 Annual Report on Form 10-K and our Form 10-Q quarterly reports for the quarters ended March 31, 2006 and June 30, 2006, and in significant misstatements in lease and property, plant and equipment related accounts (see next item), and in the presentation and disclosures in the draft 2006 financial statements. These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at September 30, 2007.

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

The control deficiencies detailed above resulted in the delayed filing of our 2005 Annual Report on Form 10-K and our Form 10-Q quarterly reports for the quarters ended March 31, 2006 and June 30, 2006, and to significant misstatements in the draft 2006 consolidated financial statements related to assets owned and under lease, financing obligations, deferred rent, rent expense, interest expense and depreciation expense. These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at September 30, 2007.

Plan of Remediation for Identified Material Weaknesses

Management has prepared an action plan for all identified deficiencies at December 31, 2006, including assigning responsibility and due dates for remediation of these deficiencies. The status of the plan is being monitored by management and reviewed by the Audit Committee periodically. The 2007 goals of each management member include specific responsibilities related to the remediation plan and maintenance of effective internal control. As of the end of the period covered by this quarterly report, we had not fully implemented all remediation steps related to material weaknesses described above. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the end of the third quarter of 2007.

An update on the more significant activities related to the remediation of material weaknesses described above is as follows:

1.	We documented our existing financial accounting policies and procedures, including those related to leases and fixed assets, and continue to implement a process to timely identify and address new or emerging changes in GAAP and to ensure the appropriate and consistent application of them. We implemented a formal process to prepare and review a GAAP disclosure checklist.

2.	We purchased a fixed asset software solution to replace our existing legacy system, to enhance our abilities in tracking and analyzing changes in fixed assets and additions, including all acquisitions, transfers and disposals. We converted 2006 historical data and expect to complete the implementation of the new system during the fourth quarter of 2007.

3.	We implemented a new general ledger software solution on January 1, 2007, to replace our legacy accounting system. This system provides us with the ability to facilitate more timely and comprehensive review of our results of operations, to detect errors and assist us in improving the accounting process for non-routine transactions.

4.	We continue to develop formal analytical processes and tools to enhance our internal review of the financial statements for each quarter-end, including the review by each member of the management team and documentation of detailed analysis of all significant variances to the budget and to prior period results.

5.	We are implementing a process to ensure a timely communication of relevant information from the real estate and lease administration departments to all departments of the Company. Additionally, we are implementing processes and procedures to prepare, document, evaluate and review the accounting implications related to leases and property, plant and equipment transactions.

6.	Although we significantly reduced our reliance on outside consultants, we are in the process of formalizing the responsibility, review and oversight of outside consultant activities.

7.	Although the number of spreadsheets is expected to be reduced due to the implementation of new financial application systems, we are in the process of implementing policies and procedures to effectively control the integrity and data input in our significant spreadsheets.

8.	We are in the process of formalizing our capitalization and disposals policy and implementing the procedures to ensure proper classification.

Changes in Internal Control over Financial Reporting

We continue to work on our efforts to improve the internal control over financial reporting, including the remediation of the material weaknesses listed above. Other than our ongoing remediation efforts as described above, there were no changes to our internal control over financial reporting for the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

We continue to install digital cinema projection systems in our theatre circuit. As of September 30, 2007, we had 2,091 of our 2,369 screens on a digital-based platform. As a result of this conversion process, we will no longer need all of our 35 millimeter projection systems. We plan to market these surplus 35 millimeter projection systems for resale. While we do not regularly engage in the resale of projection equipment, we believe an adequate market exists for the resale of our 35 millimeter projection systems. However, we may face some competition as other theatre companies may have a need to dispose of their surplus 35 millimeter projection equipment. We cannot be certain that we will be able to resell our 35 millimeter projection systems for consideration equal to or greater than the systems’ book value or at all, which could lead to the impairment of these assets. If we determine that these assets are impaired, we will be required to recognize a charge to earnings in the period in which such assessment is made.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.2 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	Eighth Amendment, dated as of October 17, 2007, to the Credit Agreement, dated as of May 19, 2005, as amended, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 22, 2007 and incorporated herein by reference).

10.2	Seventh Amendment, dated as of July 27, 2007, to the Credit Agreement, dated as of May 19, 2005, as amended, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.3	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 7 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: November 6, 2007	By:	/s/ Michael W. Patrick
Michael W. Patrick
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 6, 2007	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2007	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President—Controller
(Principal Accounting Officer)