Form 10-K
period 2007-12-31
CARMIKE CINEMAS INC
filed 2008-03-17
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2008, 13,222,872 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 29, 2007 was approximately $290 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2008 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. Examples of forward-looking statements include the potential disposition of assets, the estimated value of our real estate, the amount of proceeds from these transactions, our ticket and concession price increases, our cost control measures, our strategies and operating goals, and our capital expenditure and theater expansion/closing plans. These statements are based on beliefs and assumptions of management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our senior credit agreement;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls over our financial reporting;

•	the effect of our leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates; and

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business.

This report includes important information as to these factors in Item 1A. “Risk Factors”, and in the Notes to our Consolidated Financial Statements. Additional important information as to these factors is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Carmike’s other United States Securities and Exchange Commission (“SEC”) reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

PART I

ITEM 1.	BUSINESS.

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2007, we owned, operated or had an interest in 264 theatres with 2,349 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2007:

State	Theatres	Screens
Alabama	15	157
Arkansas	8	68
Colorado	7	54
Delaware	1	14
Florida	7	62
Georgia	22	223
Idaho	3	21
Illinois	13	118
Indiana	3	42
Iowa	6	69
Kansas	1	12
Kentucky	5	27
Louisiana	1	10
Michigan	14	105
Minnesota	6	65
Missouri	1	8
Montana	7	57
Nebraska	3	16
New Mexico	1	2
New York	1	8
North Carolina	28	278
North Dakota	6	37
Ohio	6	49
Oklahoma	9	50
Oregon	1	12
Pennsylvania	20	165
South Carolina	11	90
South Dakota	5	38
Tennessee	24	226
Texas	10	98
Utah	3	39
Virginia	8	58
Washington	1	12
West Virginia	2	20
Wisconsin	3	27
Wyoming	2	12

Totals	264	2,349

As of December 31, 2007, we had 237 theatres (89% of our theatres) with 2,174 screens (92% of our screens) on a digital-based platform. In addition, we had 194 theatres (73% of our theatres) with 429 screens (18% of our screens) equipped for 3-D.

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2007, we operated 33 theatres with 164 screens as discount theatres.

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

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatres
Total at January 1, 2005	282	2,188	7.8
New construction and reopens	12	150
Acquisition of GKC Theatres	30	263
Closures	(23)	(126)

Total at December 31, 2005	301	2,475	8.2
New construction	4	44
Closures	(16)	(72)

Total at December 31, 2006	289	2,447	8.5
New construction and acquisition	2	24
Closures	(27)	(122)

Total at December 31, 2007	264	2,349	8.9

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

We opened one theatre during the year ended December 31, 2007, and assumed the lease on a theatre that was previously operated by another exhibitor. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We expect our development activity in 2008 will be limited to four theatres. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

Acquisitions

On May 19, 2005, we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million. GKC Theatres operated 30 theatres with 263 screens in four Midwestern states where our presence was very limited. The acquisition upholds our traditional focus of acquiring existing operations in opportunistic small markets.

Operations

Our theatre operations are under the supervision of our Senior Vice President and Chief Operating Officer, our Vice President—General Manager Theatre Operations and four division managers. The division managers are responsible for implementing our operating policies and supervising our eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters.

We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, we evaluate “mystery shopper” reports on the quality of service, cleanliness and film presentation at individual theatres.

Box office admissions. The majority of our revenues come from the sale of movie tickets. For the year ended December 31, 2007, box office admissions totaled $322.1 million, or 66% of total revenues. At December 31, 2007, of our 264 theatres, 231 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, nine of which exhibited first-run films at a reduced admission price, and the remaining 33 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance either over the phone or on the Internet for a portion of our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $167.2 million, or 34% of total revenues for the year ended December 31, 2007. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs and pretzels in order to respond to competitive conditions. We actively seek to promote concession sales through the design and appearance of our concession stands, the introduction of special promotions from time to time, by reducing wait times and by training our employees to up-sell products. In addition, our management incentive bonus program includes concession results as a component of determining the bonus awards. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. Most of our theatres include electronic video games located in or adjacent to the lobby. We also generate revenues through on-screen advertising on all of our screens. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

During 2007, we purchased substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2009. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

During 2007, we purchased most of our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company will expire on December 31, 2008. Under the agreement, The Coca-Cola Company may raise beverage supply costs and, in fact, increased such costs by 5.5% beginning January 1, 2007 through December 31, 2007. A similar cost increase of 5.2% was implemented for January 1, 2008 through December 31, 2008. As a result of the GKC theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to the remaining 29 GKC theatres. The Pepsi-Cola contract will also expire on December 31, 2008. Pepsi-Cola beverage supplies will be made available to us at our GKC theatres at its national account pricing in effect from time to time during the contract term.

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

Film Licensing

We obtain licenses to exhibit films by directly negotiating with film distributors. We license films through our booking office located in Columbus, Georgia. Our Vice President—Film, in consultation with our Chief Executive Officer, directs our motion picture bookings. Prior to negotiating for a film license, our Vice President—Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America (“MPAA”) rating. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, but also upon our knowledge of the preferences of patrons in our markets and insight into trends in those preferences. We maintain a database that includes revenue information on films previously exhibited in our markets. We use this historical information to match new films with particular markets so as to maximize revenues.

The table below depicts the industry’s top 10 films for the year ended December 31, 2007 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1.	Spiderman 3	1.	Shrek The Third
2.	Shrek the Third	2.	Spiderman 3
3.	Transformers	3.	Pirates of the Caribbean
4.	Pirates of the Caribbean	4.	Transformers
5.	Harry Potter Order of the Phoenix	5.	Harry Potter Order of the Phoenix
6.	I Am Legend	6.	Alvin and the Chipmunks
7.	The Bourne Ultimatum	7.	I Am Legend
8.	National Treasure: Book of Secrets	8.	Wild Hogs
9.	Alvin and the Chipmunks	9.	Ratatouille
10.	300	10.	The Bourne Ultimatum

Film Rental Fees

We typically enter into licenses that provide for rental fees based on “firm terms” which are negotiated and established prior to the opening of the picture; mutually agreed “settlement” upon the conclusion of the film run; or a sliding scale formula which is based on a percentage of the box office receipts using a pre-determined and agreed-upon film rental scale. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Many of our distributors award aggregate percentage terms for the run of the film. Under such an agreement, a set percentage is paid for the entire run of the film with no adjustments. The sliding scale formula provides for a fee equal to a percentage of box office receipts, with such percentage increasing as box office receipts increase.

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following fifteen major distributors accounted for over 90% of our box office admissions for the year ended December 31, 2007: Buena Vista, Fox, MGM/UA, Miramax, New Line Cinema, Paramount, Sony, Sony Classics, Universal, Warner Brothers, Lions Gate Features, Focus Features, Weinstein Co, Paramount Vantage and Warner Independent.

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

As of December 31, 2007, we had 237 theatres with 2,174 screens on a digital-based platform, and 194 theatres with 429 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

Management Information Systems

We have developed a proprietary computer system, which we call IQ-2000 that is installed in each of our theatres. IQ-2000 allows us to centralize most theatre-level administrative functions at our corporate headquarters, creating significant operating leverage. IQ-2000 allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operations of the theatre. IQ-2000 also coordinates payroll, tracks theatre invoices, generates operating reports analyzing film performance and theatre profitability, and generates information we use to quickly detect theft. IQ-2000 also facilitates new services such as advanced ticket sales and Internet ticket sales. Its expanded capacity allows for future growth and more detailed data tracking and trend analysis. We have active communication between the theatres and corporate headquarters, which allows our senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.

Competition

The motion picture exhibition industry is fragmented and highly competitive. In markets where we are not the sole exhibitor, we compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which has resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas.

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

Regulatory Environment

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Certain consent decrees resulting from such cases bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including us, on a theatre-by-theatre basis. Consequently, exhibitors such as our company cannot assure themselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for licenses on a film-by-film and theatre-by-theatre basis.

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

Employees

As of December 31, 2007, we had approximately 6,838 employees, of which none were covered by collective bargaining agreements and 6,319 were part-time. As of December 31, 2007, approximately 27% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised. On July 24, 2008, the federal minimum wage is scheduled to increase to $6.55 per hour.

Our Executive Officers

The following sets forth certain information as of February 29, 2008 regarding our executive officers. For purposes of this section, references to Carmike include Carmike’s predecessor, Martin Theatres, Inc.

Name	Age	Title
Michael W. Patrick	57	President, Chief Executive Officer and Chairman of the Board of Directors
Fred W. Van Noy	50	Senior Vice President, Chief Operating Officer and Director
Richard B. Hare	41	Senior Vice President—Finance, Treasurer and Chief Financial Officer
Lee Champion	57	Senior Vice President, General Counsel and Secretary
H. Madison Shirley	56	Senior Vice President—Concessions and Assistant Secretary
Gary F. Krannacker	45	Vice President—General Manager Theatre Operations
Larry B. Collins	61	Vice President—Film
Jeffrey A. Cole	48	Assistant Vice President—Controller and Chief Accounting Officer

Michael W. Patrick, 57, has served as President of Carmike since October 1981, director since April 1982, Chief Executive Officer since March 1989 and Chairman of the Board of Directors since January 2002. Mr. Patrick also currently serves as a member of the Board of Directors’ Governance and Executive Committees. Mr. Patrick joined Carmike in 1970 and served in a number of operational and film booking and buying capacities prior to becoming President. Mr. Patrick serves as a director of the Will Rogers Institute, and he is a member of the Board of Trustees of Columbus State University Foundation, Inc.

Fred W. Van Noy, 50, has served as a director since December 2004. Mr. Van Noy joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer.

Richard B. Hare, 41, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Lee Champion, 57, rejoined us as Senior Vice President, General Counsel and Secretary in September 2005. Mr. Champion had previously served in the same capacity from January 1998 to December 2001. From January 2002 until his return to Carmike, he was a partner at Page, Scrantom, Sprouse, Tucker and Ford in Columbus, Georgia. From 1975 until 1998, he was a partner in the law firm of Champion & Champion, Columbus, Georgia.

H. Madison Shirley, 56, joined us in 1977 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President—Concessions in 1990 and Senior Vice President—Concessions and Assistant Secretary in December 1997.

Gary F. Krannacker, 45, joined us in May 1994 as City Manager, Pittsburgh, Pennsylvania. He served as Regional Manager from October 1995 until February 1998, and as Mid-Western Division Manager from 1998 until April 2003. He became General Manager of Theatre Operations in April 2003 and Vice President and General Manager of Theatre Operations in July 2004.

Larry B. Collins, 61, joined us in April 1994 and was a film buyer for the Northeast and Midwest Regions from November 1994 until October 2005. In October 2005, he became Vice President—Film. Prior to joining Carmike, Mr. Collins was Vice President, Film Department for Cinema World Theatres in Pittsburgh, Pennsylvania. Mr. Collins was with Cinema World and Cinemette Theatres in Pittsburgh for 15 years.

Jeffrey A. Cole, 48, joined us in December 2005 as Assistant Vice President-Controller and Chief Accounting Officer. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

Trademarks and Trade-Names

We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola®, Pepsi-Cola®, Christie®, RealD® and Texas Instruments “DLP”® are registered trademarks used in this Annual Report on Form 10-K and are owned by and belong to each of these companies, respectively.

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

These reports are available on our website as soon as reasonably practicable after we electronically file such material or furnish it to the SEC.

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

Labor disputes in the motion picture industry may adversely affect our business.

Following the October 31, 2007 expiration of the master contract between film producers and the Writers Guild of America (East and West), or WGA, the WGA commenced a strike, which lasted until February 12, 2008. The master contract between film producers and the Screen Actors Guild is scheduled to expire in July 2008, and no agreement has yet been reached to extend or replace this contract. Film producers and the Directors Guild of America recently reached agreement on a new three-year master contract prior to the scheduled expiration of their existing labor agreement. Any disruption in the production or distribution of motion pictures related to the WGA strike or future labor disputes in the motion picture industry, including disputes among film producers and writers, directors or actors, could adversely affect our business and results of operations.

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

We now have, and will continue to have, significant debt obligations. Our long-term debt obligations consist of the following:

•	term loans in the aggregate amount of $301.5 million outstanding as of December 31, 2007;

•	a revolving credit facility providing for borrowings of up to $50.0 million, of which no amounts were outstanding as of December 31, 2007; and

•

financing obligations of $268.4 million as of December 31, 2007 inclusive of interest but net of $62.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

We also have, and will continue to have, significant lease obligations. As of December 31, 2007, our total operating, capital and financing lease obligations with terms over one year totaled $698.8 million.

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

Our theatres also compete with a number of other motion picture delivery systems including cable television, pay-per-view, video disks and cassettes, satellite and home video systems. New technologies for motion picture delivery (such as video on demand) could also adversely affect our business and results of operations. While the impact of these alternative types of motion picture delivery systems on the motion picture exhibition industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres.

Our ability to attract patrons is also affected by the DVD release window, which is the time between the release of a film for play in theatres and when the film is available on DVD for general public sale or rental. The release window has been narrowing over the past several years and currently averages approximately four months. If the release window continues to shorten, it will impact our ability to attract patrons to our theatres.

Theatres also face competition from a variety of other forms of entertainment competing for the public’s leisure time and disposable income, including sporting events, concerts, live theatre and restaurants.

Our revenues vary significantly depending upon the timing of the motion picture releases by distributors.

Our business is seasonal, with a disproportionate amount of our revenues generated during the summer months and year-end holiday season. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable motion pictures are usually released during the summer months and the year-end holiday season, and we usually earn more during those periods than in other periods during the year. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year. If we do not adequately manage our theatre costs of operations, it could significantly affect our cash flow and potential for future growth.

If we do not comply with the covenants in our credit agreements or otherwise default under them, we may not have the funds necessary to pay all our amounts that could become due.

We are subject to a number of covenants contained in our credit agreements, which restrict our ability, among other things, to: pay dividends; incur additional indebtedness; create liens on our assets; make certain investments; sell or otherwise dispose of our assets; consolidate, merge or otherwise transfer all or any substantial part of our assets; enter into transactions with our affiliates; and make capital expenditures. The failure to comply with such covenants may result in an event of default under the senior secured credit facilities, in which case, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the revolving credit facility and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. In such event, we would be required to raise additional equity or debt financing. We may not be able to obtain such financing on acceptable terms or at all. In such event, our financial position and results of operations would be materially adversely affected.

We may be unable to fund our additional capital needs.

Our access to capital may be limited because of our current leverage. In addition, because of our reorganization, we may have difficulty obtaining financing for new development on terms that we find attractive. Traditional sources of financing new theatres through landlords may be unavailable.

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

As of December 31, 2007, after generating approximately $7.6 million of operating loss carryforwards for 2007, we had approximately $110.2 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

We believe that an “ownership change” within the meaning of Section 382 (g) of the Internal Revenue Code of 1986, as amended, occurred during 2007. The ownership change will subject our net operating loss carryforwards to an annual limitation, which may significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. We are currently analyzing the information to determine the amount of such limitation. We project the federal limitation could be as low as $3.4 million per year, based on information currently available to us. To further refine our estimate of the limitation, we must determine whether or not we had a net unrealized built-in gain or loss (“NUBIG” or “NUBIL”) at the date of the ownership change. Generally, a NUBIG or NUBIL is determined based on the difference between the fair market value of the assets and their tax basis. If the computed NUBIG or NUBIL is below a de minimis threshold, the amount of the NUBIG or NUBIL is considered to be zero. Otherwise, certain deductions recognized during the five-year period beginning on the date of ownership change would be subject to limitation when a NUBIL is present. Conversely, the Section 382 limitation would be increased by certain income recognized during this five-year period. We are currently evaluating whether or not a NUBIG or NUBIL exists.

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

We believe that our success is due in part to our experienced management team. We depend in large part on the continued contribution of our senior management and, in particular, Michael W. Patrick, our President and Chief Executive Officer. Losing the services of one or more members of our senior management could adversely affect our business and results of operations. We are party to an employment agreement with Michael W. Patrick, which is currently in effect until January 31, 2012.

A prolonged economic downturn could materially affect our business by reducing amounts consumers spend on attending movies and purchasing concessions.

Our business depends on consumers voluntarily spending discretionary funds on leisure activities. Movie theatre attendance and concessions sales may be affected by prolonged negative trends in the general economy that adversely affect consumer spending. Any reduction in consumer confidence or disposable income in general may affect the demand for movies or severely impact the motion picture production industry such that our business and operations could be adversely affected.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2007, approximately 27% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

Disruption of our relationship with our primary concession suppliers could harm our margins on concessions.

We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession, and we are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at contractual prices that are based on the type of concession supplied. Our current agreement with Showtime Concession will expire on December 31, 2009. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

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

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. However, we anticipate our development activities in 2008 will be limited to four theatres. Developing new theatres requires a significant amount of time and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

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

Furthermore, we finalized the installation of digital cinema projection systems in our theatre circuit. As of December 31, 2007, we had 2,174 of our 2,349 screens on a digital-based platform. As a result of this conversion process, we will no longer need all of our 35 millimeter projection systems. We are marketing these surplus 35 millimeter projection systems for resale and through December 31, 2007, had sold approximately 80 of our surplus systems. While we do not regularly engage in the resale of projection equipment, we believe an adequate market still exists for the resale of our remaining surplus 35 millimeter projection systems. However, we may face some competition as other theatre companies may have a need to dispose of their surplus 35 millimeter projection equipment. We have reduced the carrying value of a portion of the 35 millimeter projection systems to their estimated market value, recording an impairment charge in 2007 totaling $0.7 million. We cannot be certain that we will be able to resell our remaining surplus 35 millimeter projection systems for consideration equal to or greater than the systems’ current book value or at all, which could lead to additional impairment of these assets.

We perform our theatre impairment analysis at the individual theatre level, the lowest level of independent, identifiable cash flow. We review all available evidence when assessing long-lived assets for potential impairment, including negative trends in theatre-level cash flow, the impact of competition, the age of the theatre and alternative uses of the assets. Our evaluation of negative trends in theatre-level cash flow considers seasonality of the business, with significant revenues and cash-flow being generated in the summer and year-end holiday season. Absent any unusual circumstances, we evaluate new theatres for potential impairment only after such theatres have been open and operational for a sufficient period of time to allow the market to mature.

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates. We had impairment charges, from our continuing operations, in each of the last five fiscal years totaling $35.6 million. For fiscal years 2007, 2006 and 2005, our impairment charges from our continuing operations were $25.4 million, $5.8 million and $2.4 million, respectively.

If we fail to remediate our system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results in a timely manner.

Our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2007 and concluded that they were not effective as a result of a material weakness identified in our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner. See Part II, Item 9A of this Annual Report on Form 10-K for more detailed information concerning this material weakness.

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

As of December 31, 2007, we owned 69 of our theatres and leased 193 of our theatres. We operated an additional two theatres under shared ownership. A list of our theatres, by state, is included above under “Business—Overview.”

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2007 was $7.09 per share. The table below sets forth the high and low closing prices of our common stock from January 1, 2006 through December 31, 2007.

2007	High	Low	Dividends
Fourth Quarter	$19.60	$7.26	$0.175
Third Quarter	$22.31	$15.76	$0.175
Second Quarter	$26.26	$21.96	$0.175
First Quarter	$23.54	$20.44	$0.175

2006	High	Low	Dividends
Fourth Quarter	$20.90	$16.85	$0.350
Third Quarter	$21.87	$17.18	$0.000
Second Quarter	$25.34	$19.53	$0.175
First Quarter	$25.15	$21.92	$0.175

As of December 31, 2007, there were approximately 333 shareholders of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2007, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2007, we did not repurchase any of our equity securities.

Beginning the second quarter of 2004, our Board of Directors declared dividends of $0.175 per share related to each quarter through December 31, 2007, which were paid as described above. The payment of future dividends is subject to our Board’s discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Credit Agreements and Covenant Compliance.”

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

The following stock performance graph compares, for the five year period ended December 31, 2007, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and our comparative industry group (the “SIC Code Index”). Measurement points are the last trading day for each year ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in our common stock, the NASDAQ Market Index and the SIC Code Index (7830-Services-Motion Picture Theatres) and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2007 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues:
Admissions	$322.1	$318.5	$299.4	$315.5	$315.5
Concessions and other	167.2	167.3	153.6	155.5	152.1

Total operating revenues	489.3	485.8	453.0	471.0	467.6

Operating costs and expenses:
Film exhibition costs	177.5	173.5	163.0	166.4	171.5
Concession costs	17.4	17.1	15.6	16.0	16.8
Other theatre operating costs	195.5	193.4	175.7	166.9	164.3
General and administrative expenses	21.7	29.4	19.8	19.3	15.4
Depreciation and amortization	40.1	40.6	36.5	32.8	31.4
(Gain) loss on sales of property and equipment	(1.3)	0.3	(2.6)	(2.4)	(3.0)
Impairment of goodwill (2)	38.2	0.0	0.0	0.0	0.0
Impairment of long-lived assets (2)	25.4	5.8	2.4	0.9	1.1

Total operating costs and expenses	514.5	460.1	410.4	399.9	397.5

Operating (loss) income	(25.2)	25.7	42.6	71.1	70.1
Interest expense	47.8	47.5	35.3	30.1	47.5
Gain on sale of investments	(1.7)	0.0	0.0	0.0	0.0
Loss in extinguishment of debt	0.0	4.8	5.8	9.3	0.0

(Loss) income before reorganization benefit, income taxes, discontinued operations and cumulative effect of change in accounting principle	(71.3)	(26.6)	1.5	31.7	22.6
Reorganization benefit (1)	0.0	0.0	2.4	12.4	4.1

(Loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle	(71.3)	(26.6)	3.9	44.1	26.7
Income tax expense (benefit) (4)	55.8	(8.5)	2.8	18.1	(78.9)

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(127.1)	(18.1)	1.1	26.0	105.6
Income (loss) from discontinued operations, net of tax (5)	0.2	(1.3)	(0.8)	1.9	2.0

(Loss) income before cumulative effect of change in accounting principle	(126.9)	(19.4)	0.3	27.9	107.6
Cumulative effect of change in accounting principle, net of taxes	0.0	0.0	(0.1)	0.0	0.0

Net (loss) income available for common stockholders	$(126.9)	$(19.4)	$0.2	$27.9	$107.6

Weighted average shares outstanding (in thousands)
Basic	12,599	12,341	12,194	11,704	8,991
Diluted	12,599	12,341	12,704	12,480	9,448
Earnings (loss) per common share:
Basic	$(10.07)	$(1.57)	$0.01	$2.39	$11.97
Diluted	$(10.07)	$(1.57)	$0.01	$2.24	$11.39

Dividends declared per share	$0.70	$0.70	$0.70	$0.53	$0.00

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data (at year end):
Cash and cash equivalents	$22.0	$26.0	$23.6	$56.9	$41.2
Property and equipment, net of accumulated depreciation (2)	497.3	545.1	568.5	467.7	448.3
Total assets	568.0	720.6	738.1	651.8	635.2
Total debt (3)	421.7	440.1	432.0	342.9	403.4
Liabilities subject to compromise	0.0	0.0	0.0	1.3	21.5
Accumulated deficit	(208.2)	(81.4)	(59.7)	(59.9)	(87.8)
Total stockholders’ equity	$69.0	$203.6	$232.7	$243.1	$126.7

Other Financial Data:
Net cash provided by operating activities	36.7	38.2	42.9	50.6	53.1
Net cash used in investing activities	(10.1)	(31.6)	(146.5)	(43.7)	(14.2)
Net cash (used in) provided by financing activities	(30.7)	(4.2)	70.3	8.8	(51.1)
Capital expenditures	$22.4	$35.7	$87.6	$47.0	$20.9

Operating Data:
Theatres at year end	264	289	301	282	299
Screens at year end	2,349	2,447	2,475	2,188	2,253
Average screens in operation	2,401	2,454	2,383	2,207	2,252
Average screens per theatre	8.7	8.5	8.2	7.8	7.5
Total attendance (in thousands)	55,089	59,615	57,866	63,260	67,189
Average admissions per patron	$5.89	$5.44	$5.35	$5.24	$4.94
Average concessions and other sales per patron	$3.05	$2.87	$2.76	$2.59	$2.40
Average attendance per screen	22,949	24,296	24,283	28,661	29,830

(1)	See our 2005 Annual Report on Form 10-K with respect to our reorganization, financial reporting in accordance with Statement of Position 90-7 and costs incurred during our reorganization.
(2)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets and restructuring charges.
(3)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations; excludes long-term trade payables and liabilities subject to compromise.
(4)	For the year ended December 31, 2003, we determined that it is more likely than not that certain deferred tax assets would be realized in the future and accordingly it was appropriate that we release $83.9 million of the valuation allowance resulting in the recognition of a tax benefit of $77.7 million. For the quarter ended June 30, 2007, we determined that it is more likely than not that our deferred tax assets would not be realized in the future and accordingly it was appropriate to reserve a valuation allowance against our deferred tax asset of $55.9 million.
(5)	Theatres closed in 2004 and 2003 have not been disclosed in the results of discontinued operations, as they have been deemed immaterial.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2007 we owned, operated or had an interest in 264 theatres with 2,349 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2007, we had 237 theatres with 2,174 screens on a digital-based platform, and 194 theatres with 429 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

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

Expenses

Film exhibition costs vary according to box office admissions and are accrued based on our terms and agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are completed three to four weeks after the movie’s run.

Concession costs of sales are incurred as products are sold. We purchase substantially all of our beverage supplies from The Coca-Cola Company and the Pepsi-Cola Company. We purchase substantially all of our other concession supplies from a single vendor, Showtime Concession, of which we are the principal customer.

Other theatre operating costs include labor, utilities and occupancy, and facility lease expenses. Labor costs have both a variable and fixed cost component. During non-peak periods, a minimum number of staff is required to operate a theatre facility. However, to handle attendance volume increases, theatre staffing is increased during peak periods and thus salaries and wages vary in relation to revenues. Utilities, repairs and maintenance services also have variable and fixed cost components. Our occupancy expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent under our leases. In addition, several of our theatre leases contain provisions for contingent rent whereby a portion of our rent expense is based on an agreed upon percentage of revenue exceeding a specified level. In these theatres, rental expenses can vary directly with changes in revenue.

Our general and administrative expenses include costs not specific to theatre operations, and are composed primarily of corporate overhead.

Operating Statement Information

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations.

	Year Ended December 31,
	2007	2006	2005
Revenues:
Admissions	66%	66%	66%
Concessions and other	34%	34%	34%

Total operating revenues	100%	100%	100%

Operating costs and expenses:
Film exhibition costs	36%	36%	36%
Concession costs	4%	4%	4%
Other theatre operating costs	40%	40%	39%
General and administrative expenses	4%	6%	4%
Depreciation and amortization	8%	8%	8%
Loss (gain) on sale of property and equipment	(0)%	0%	(1)%
Impairment of goodwill	8%	0%	0%
Impairment of long-lived assets	5%	1%	1%

Total operating costs and expenses	105%	95%	91%

Operating (loss) income	(5)%	5%	9%

Interest expense	10%	10%	8%
Gain on sale of investments	(0)%	0%	0%
Loss on extinguishment of debt	0%	1%	1%

(Loss) income before reorganization benefit, income tax, discontinued operations and cumulative effect of change in accounting principle	(15)%	(6)%	(0)%
Reorganization benefit	0%	0%	1%

(Loss) income before income tax, discontinued operations and cumulative effect of change in accounting principle	(15)%	(6)%	1%
Income tax expense (benefit) (Note 9)	11%	(2)%	1%

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(26)%	(4)%	0%
Income (loss) from discontinued operations, net of tax (including gain (loss) from disposal)	0%	0%	0%

(Loss) income before cumulative effect of change in accounting principle	(26)%	(4)%	0%
Cumulative effect of change in accounting principle, net of tax	0%	(0)%	0%

Net (loss) income available for common stockholders	(26)%	(4)%	0%

(1)	For the year ended December 31, 2006 film exhibition costs include advertising expenses net of co-op reimbursement.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Year ended December 31,
	2007	2006
Average theatres	277	294
Average screens	2,401	2,454
Average attendance per screen (1)	22,949	24,296
Average admission per patron (1)	$5.89	$5.44
Average concessions and other sales per patron (1)	$3.05	$2.87
Total attendance (in thousands) (1)	55,089	59,615
Total revenues (in thousands)	$489,253	$485,772

(1)	Includes activity from theatres designated as discontinued operations.

Total revenues increased 0.7% to $489.3 million for the year ended December 31, 2007 compared to $485.8 million for the year ended December 31, 2006, due to increases in admissions revenue as well as concessions and other revenues. Admissions revenue increased 1.1% to $322.1 million in 2007 from $318.5 million in 2006, largely due to an increase in our average admissions per patron, partially offset by a decrease in our attendance. Concessions and other revenue decreased 0.1% to $167.2 million in 2007 from $167.3 million in 2006.

We operated 264 theatres with 2,349 screens at December 31, 2007 and 289 theatres with 2,447 screens at December 31, 2006.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2007	2006	% Change
Film exhibition costs	$177,458	$173,503	2%
Concession costs	$17,429	$17,121	2%
Other theatre operating costs	$195,430	$193,362	1%
General and administrative expenses	$21,690	$29,442	(26)%
Depreciation and amortization	$40,076	$40,577	(1)%
Loss (gain) on sale of property and equipment	$(1,278)	$297	—
Impairment of goodwill	$38,240	$0	—
Impairment of long-lived assets	$25,397	$5,756	—

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the year ended December 31, 2007 increased to $177.5 million as compared to $173.5 million for the year ended December 31, 2006, principally due to an increase in per film rental rate and an increase in admissions revenue. As a percentage of admissions revenue, our film exhibition costs was 55% for each of the years ended December 31, 2007 and 2006.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the year ended December 31, 2007 increased to

$17.4 million as compared to $17.1 million for the year ended December 31, 2006. As a percentage of concessions and other revenues, our costs were 10% for the years ended December 31, 2007 and 2006. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2007 increased to $195.4 million as compared to $193.4 million for the year ended December 31, 2006. The increase in our other theatre operating costs is primarily the result of increased maintenance, utility costs, occupancy costs, and bank fees, partially offset by decreases in personnel costs, insurance and supplies.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2007 decreased to $21.7 million as compared to $29.4 million for the year ended December 31, 2006. The decrease in our general and administrative expenses is due primarily to lower professional fees and a reduction in stock based compensation costs.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2007 decreased approximately 1% as compared to the year ended December 31, 2006.

Net (gain) loss on sale of property and equipment. We recognized a gain of $1.3 million on the sale of property and equipment for the year ended December 31, 2007, as compared to a loss of $297,000 for the year ended December 31, 2006. Our losses and gains primarily result from the disposition of surplus property and equipment.

Goodwill Impairment. As of December 31, 2007, goodwill was evaluated for impairment in connection with our annual assessment. As a result of this assessment, goodwill was fully impaired resulting in a non-cash charge to earnings of $38.2 million for the year ended December 31, 2007. This impairment charge was the result of full year 2007 operating results that were significantly lower than expectations and a fourth quarter decline in our stock price. We estimated fair value of the Company using a combination of a discounted cash flow model and references to quoted market prices.

Impairment of long-lived assets. For the years ended December 31, 2007 and 2006 we recorded impairment charges of $26.2 million and $5.8 million, respectively. For 2007, we recorded impairment charges relating to continuing operations of $25.4 million and impairment charges relating to discontinued operations of $825,000. The charges affected 31 theatres with 225 screens in 2007 and were primarily the result of (1) deterioration in the full-year operating results of 25 theatres, resulting in $22.4 million in impairment charges; (2) a fourth quarter decision to market one parcel of land and close six owned theatres and sell the related assets, resulting in $3.1 million in impairment charges; and (3) excess 35 millimeter projectors as a result of the completion of our digital projection installation, resulting in $740,000 in impairment charges. For 2006, we recorded impairment charges relating to continuing operations of $5.8 million. The impairment charges affected seven theatres with 74 screens and were primarily the result of deterioration in the full-year operating results of these theatres.

When evaluating declining trends in theatre-level operating results, we give consideration to the seasonality of the business, with significant revenue and cash flow being generated in the summer and year-end holiday season as well as the effects of competition. Additionally, we evaluate the financial results on an on-going basis, but only after the theatre and its financial results have matured. For three theatres in 2007, annual cash flow was significantly lower than projections and historical results, and as a result we revised our estimates and assumptions regarding future cash flow. For purposes of estimating the impairment loss, the fair value of the asset group was determined primarily by use of a discounted cash flow model. For equipment, fair value was determined using a combination of the cost and market approaches.

Operating (Loss) Income. Operating loss for the year ended December 31, 2007 was $25.2 million as compared to operating income of $25.7 million for the year ended December 31, 2006. This decrease is due primarily to our impairments of goodwill and long-lived assets in 2007.

Interest expense. Interest expense for the year ended December 31, 2007 increased to $47.8 million from $47.5 million for the year ended December 31, 2006. The increase is primarily related to higher average outstanding debt during 2007.

Gain on sale of investments. We recognized a gain on investments of $1.7 million for the year ended December 31, 2007. This gain is a result of the conversion of an investment in a third-party ticket distributor.

Loss on extinguishment of debt. We had no loss on extinguishment of debt for the year ended December 31, 2007 and recognized a loss of $4.8 million for the year ended December 31, 2006. The loss relates to our repayment of the 7.50% Senior Subordinated Notes in the amount of $150 million on June 6, 2006.

Income tax. We adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (as amended)”, (“FIN 48”) on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption we had liabilities for unrecognized tax benefits aggregating $3.3 million. The adoption of FIN 48 required us to reclassify certain amounts related to uncertain tax positions. As a result, we increased our deferred tax asset by $1.5 million, and increased liabilities for FIN 48 by $1.5 million. As of January 1, 2007 and December 31, 2007, there were no tax positions the disallowance of which would affect our annual effective income tax rate.

At December 31, 2007 and December 31, 2006, our consolidated net deferred tax assets were $76.6 million and $57.7 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

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

Income (loss) from discontinued operations, net of tax. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2007 and 2006 we closed 18 and 12 theatres, respectively, and reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations

All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. Income from discontinued operations, net of tax for the year ended December 31, 2007 was $184,000, including gain on disposal of assets, net of tax, of $1.4 million, as compared to a loss of $1.3 million, including gain on disposal of assets, net of tax, of $55,000, for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Year ended December 31,
	2006	2005
Average theatres	294	299
Average screens	2,454	2,383
Average attendance per screen (1)	24,296	24,283
Average admission per patron (1)	$5.44	$5.35
Average concessions and other sales per patron (1)	$2.87	$2.76
Total attendance (in thousands) (1)	59,615	57,866
Total revenues (in thousands)	$485,772	$453,035

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenues increased 7.2% to $485.8 million for the year ended December 31, 2006 compared to $453.0 million for the year ended December 31, 2005, due to increases in admissions as well as concessions and other revenues. Admissions revenue increased 6.4% to $318.5 million in 2006 from $299.4 million in 2005, largely due to an increase in our average admissions per patron and an increase in our attendance. Concessions and other revenue increased 8.9% to $167.3 million in 2006 from $153.6 million in 2005 due to the increase in our average concessions and other sales per patron and an increase in our attendance.

We operated 289 theatres with 2,447 screens at December 31, 2006 and 301 theatres with 2,475 screens at December 31, 2005.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2006	2005	% Change
Film exhibition costs	$173,503	$162,953	7%
Concession costs	$17,121	$15,638	10%
Other theatre operating costs	$193,362	$175,730	10%
General and administrative expenses	$29,442	$19,819	49%
Depreciation and amortization	$40,577	$36,483	11%
Loss (gain) on sale of property and equipment	$297	$(2,628)	—
Impairment of goodwill	$0	$0	—
Impairment of long-lived assets	$5,756	$2,409	—

Film exhibition costs. Film exhibition costs for the year ended December 31, 2006 increased to $173.5 million as compared to $163.0 million for the year ended December 31, 2005, principally due to an increase in per film rental rate and an increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55% for the year ended December 31, 2006, as compared to 54% for the year ended December 31, 2005.

Concessions costs. Concession costs for the year ended December 31, 2006 increased to $17.1 million as compared to $15.6 million for the year ended December 31, 2005. As a percentage of concessions and other revenues, our costs were 10% for the years ended December 31, 2006 and 2005.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2006 increased to $193.4 million as compared to $175.7 million for the year ended December 31, 2005. In 2006 we operated a higher average number of screens which resulted in increased utility costs and personnel costs.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2006 increased to $29.4 million as compared to $19.8 million for the year ended December 31, 2005. The increase in our general and administrative expenses is due primarily to professional fees and costs associated with the restatement of previously reported periods, and an increase in deferred compensation expenses associated with stock option grants.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2006 increased approximately 11% as compared to the year ended December 31, 2005.

Net (gain) loss on sales of property and equipment. We recognized a loss of $297,000 on the sales of property and equipment for the year ended December 31, 2006, as compared to a gain of $2.6 million for the year ended December 31, 2005.

Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2006 increased to $5.8 million compared to $2.5 million for the year ended December 31, 2005. For 2005, the impairment charges relating to continuing operations were $2.4 million and impairment charges relating to discontinued operations were $118,000. The impairment charges affected eight theatres with 55 screens and were primarily the result of deterioration in the full-year operating results of these theatres.

Operating Income. Operating income for the year ended December 31, 2006 was $25.7, million as compared to operating income of $42.6 million for the year ended December 31, 2005.

Interest expense. Interest expense for the year ended December 31, 2006 increased to $47.5 million from $35.3 million for the year ended December 31, 2005. The increase is primarily related to higher average outstanding debt during 2006, and a higher weighted average interest rate.

Loss on extinguishment of debt. We recognized a loss on extinguishment of debt of $4.8 million for the year ended December 31, 2006 as compared to $5.8 million for the year ended December 31, 2005. The 2005 loss relates to the retirement of our $100 million term loan then outstanding, which we refinanced a portion of in conjunction with the acquisition of GKC Theatres, and also included a $2.0 million pre-payment premium.

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

Income tax (benefit) expense. We recognized an income tax benefit of $ 8.5 million for the year ended December 31, 2006, compared to an income tax expense of $2.9 million for the year ended December 31, 2005, representing a combined federal and state income tax rate of 32% and 93%, respectively. During the year ended December 31, 2005, our income tax rate was disproportionate to net income primarily due to the marginal net income for the year.

Income (loss) from discontinued operations, net of tax. Loss from discontinued operations, net of tax for the year ended December 31, 2006 was $1.3 million as compared to $816,000 for the year ended December 31, 2005.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $35.3 million as of December 31, 2007 compared to $23.5 million at December 31, 2006.

At December 31, 2007, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $22.0 million in cash and cash equivalents on hand as compared to $26 million at December 31, 2006. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”

Net cash provided by operating activities was $37.0 million for the year ended December 31, 2007 as compared to $38.2 million for the same period in 2006. This decrease in our cash provided by operating activities was due primarily to reduced theatre operating profits and a reduction in accounts payable and accrued expenses, partially offset by decreased general and administrative costs. Net cash used in investing activities was $10.4 million for the year ended December 31, 2007 as compared to $31.6 million for the same period in 2006. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment and an increase in proceeds from the sale of investments, property and equipment during 2007. Capital expenditures were $22.7 million for the year ended December 31, 2007 as compared to $35.7 million for the same period in 2006. For the year ended December 31, 2007, net cash used in financing activities was $30.6 million as compared to $4.2 million for the same period in 2006. Our financing activities in 2007 included a $15.0 million voluntary pre-payment to reduce principal of our outstanding senior secured credit facility along with our regularly scheduled principal payment, and $8.9 million of dividends paid during 2007.

Net cash provided by operating activities was $38.2 million for the year ended December 31, 2006 as compared to $42.9 million for the same period in 2005. This decrease in our cash provided by operating activities was due primarily to reduced theatre operating profits and increased general and administrative costs related to professional fees and costs associated with the restatement of previously reported periods. Net cash used in investing activities was $31.6 million for the year ended December 31, 2006 as compared to $146.5 million for the same period in 2005. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment and an increase in proceeds from the sale of investments and property and equipment during 2006. Included in 2005 investing activities is the purchase of GKC Theatres for $61.6 million. Capital expenditures were $35.7 million for the year ended December 31, 2006 as compared to $87.6 million for the same period in 2005. For the year ended December 31, 2006, net cash used in financing activities was $4.2 million as compared to net cash provided by financing activities of $70.3 million for the same period in 2005. Our financing activities in 2005 included additional borrowings used in connection with the acquisition of GKC Theatres, and $8.7 million and $8.6 million of dividends paid during 2006 and 2005, respectively.

Our liquidity needs are funded by operating cash flow, available funds under our credit agreements and short term float. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash needs.

Net Operating Loss Carryforward

As of December 31, 2007, after generating approximately $7.6 million of operating loss carryforwards for 2007, we had approximately $110.2 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.

We believe that an “ownership change” within the meaning of Section 382 (g) of the Internal Revenue Code of 1986, as amended, occurred during 2007. The ownership change will subject our net operating loss carryforwards to an annual limitation, which may significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. We are currently analyzing the information to determine the amount of such limitation. We project the federal limitation could be as low as $3.4 million per year, based on information currently available to us. To further refine our estimate of the limitation, we must determine whether or not we had a net unrealized built-in gain or loss (“NUBIG” or “NUBIL”) at the date of the ownership change. Generally, a NUBIG or NUBIL is determined based on the difference between the fair market value of the assets and their tax basis. If the computed NUBIG or NUBIL is below a de minimis threshold, the amount of the NUBIG or NUBIL is considered to be zero. Otherwise, certain deductions recognized during the five-year period beginning on the date of ownership change would be subject to limitation when a NUBIL is present. Conversely, the Section 382 limitation would be increased by certain income recognized during this five-year period. We are currently evaluating whether or not a NUBIG or NUBIL exists.

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

As of December 31, 2007, we had the following amounts outstanding under each of the facilities described above:

•	$162.9 million was outstanding under our $170 million term loan facility;

•	$138.7 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At December 31, 2007 and 2006, the average interest rate was 8.57% and 8.60%, respectively. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement. As of December 31, 2007, we were in compliance with all of the financial covenants.

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

•	permit sale-leaseback transactions of up to an aggregate of $175 million.

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

We plan to make a total of approximately $18 million in capital expenditures for calendar year 2008. Pursuant to the eighth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. As disclosed elsewhere, our 2007 operating results were significantly lower than expectations, principally due to declines in box office attendance. As a result of the deterioration in 2007 results, as well as other factors, we recorded substantial goodwill and long-lived asset impairment charges and also fully reserved our deferred tax assets. Based upon our current level of operations, and our 2008 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreements will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable.

The following are some factors that could affect our ability to generate sufficient cash from operations:

•	further substantial declines in box office attendance, as a result of a general economic downturn, competition and a lack of consumers’ acceptance of the movie products in our markets;

•	inability to achieve targeted admissions and concessions price increases, due to competition in our markets; and

•	inability to achieve planned cost reductions, particularly with regard to film exhibition and other theatre costs.

The occurrence of these conditions could require us to seek additional funds from external sources or to refinance all or a portion of our existing indebtedness in order to meet our liquidity requirements. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into default under our debt instruments as described below. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.

Contractual Obligations

As of December 31, 2007, our long-term debt obligations and future minimum payments under capital leases and operating leases with terms over one year and the agreement with our Chief Executive Officer were as follows:

	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Term loan credit agreement	$1.7	$3.3	$157.9	$0.0	$162.9
Delayed draw term loan credit agreement	1.4	2.8	134.5	0.0	138.7
Interest payments (1)	26.2	51.4	27.7	0.0	105.3
Financing obligations	9.9	20.5	22.7	215.3	268.4
Capital lease obligations	7.0	13.5	12.9	50.7	84.1
Operating leases	41.2	76.2	66.8	220.1	404.3
Employment agreement with Chief Executive Officer	0.9	1.7	0.9	0.0	3.5

Total contractual cash obligations	$88.3	$169.4	$423.4	$486.1	$1,167.2

(1)	The interest rate under the senior secured credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. The average interest rate for 2007 of 8.57% was used to calculate future interest payments herein.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

Critical Accounting Policies

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to exhibition costs, leasing transactions, depreciation of property and equipment, income taxes, and those related to impairment of long-lived assets including goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions and such difference could be material. All critical accounting estimates have been discussed with our audit committee.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States.

Revenue Recognition

Admissions and concessions revenue is recognized at the point of sale for tickets and concessions. Sales taxes collected from customers are excluded from revenue and are recorded in accrued expenses.

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends.

Property and Equipment

Property and equipment are carried at cost (reduced for any impairment charges), net of accumulated depreciation. Assets held for sale are reported at the lower of the asset’s carrying amount or its fair value less costs to sell.

Depreciation is computed on a straight-line basis as follows.

Buildings and building improvements	15-30 years
Assets subject to financing leases	15-30 years
Leasehold improvements	15-30 years	*
Assets under capital leases	11-25 years	*
Equipment	5-15 years

*	Based on the lesser of the useful life of the asset or the term of the applicable lease.

We capitalize interest in connection with construction of our long-lived assets. This activity consists of either construction of new theatres or additions to existing theatres. Additionally, we capitalize interest for construction projects where we are deemed the owner during the construction period under Emerging Issues Task Force 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”) and the assets are considered owned because the sales-leaseback provisions of the FASB’s Statement of Financial Accounting Standard No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases” (“SFAS 98”), are not met.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are tested for recoverability whenever events or circumstances indicate that the assets’ carrying values may not be recoverable. We perform our theatre impairment analysis at the individual theatre level, the lowest level of independent, identifiable cash flow. We review all available evidence when assessing long-lived assets for potential impairment, including negative trends in theatre- level cash flow, the impact of competition, the age of the theatre, and alternative uses of the assets. Our evaluation of negative trends in theatre-level cash flow considers seasonality of the business, with significant revenues and cash-flow being generated in the summer and year-end holiday season. Absent any unusual circumstances, we evaluate new theatres for potential impairment only after such theatre has been open and operational for a sufficient period of time to allow its operations to mature.

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value of the asset group is determined primarily by discounting the estimated future cash flow at a rate commensurate with the related risk. For equipment, fair value is determined using a combination of the cost and market approaches. Significant judgment is required in estimating future cash flow, including significant assumptions regarding future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates.

Leases

We operate most of our theatres under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years, and classify these as operating, capital or financing based on an assessment at lease inception and when a modification is made to a lease. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Certain leases for our theatres provide for contingent rentals based on the revenue results of the underlying theatre. The Company, at its option, can renew a portion of most of our leases at defined or then fair rental rates over varying periods. We generally do not consider the exercise of the renewal options as reasonably assured at lease inception.

For leases classified as operating leases, we record rent expense on a straight-line basis over the lease term in accordance with FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increase” beginning with the date that we have access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. In some leases, we funded costs to the benefit of the landlord, which have been recorded as prepaid rent and are amortized over the term of the lease on a straight-line basis.

For leases that are classified as capital leases, the property is recorded as a capital lease asset and a corresponding amount is recorded as a capital lease obligation in an amount equal to the lesser of the present value of minimum lease payments to be made over the lease life, beginning with the lease inception date, or the fair value of the property being leased. We amortize our capital lease assets on a straight-line basis over the lesser of the lease term or the economic life of the property. Each minimum lease payment is allocated between a reduction of the lease obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation.

On certain leases we are involved with the construction of the building (typically on land owned by the landlord) and thus are subject to the provisions EITF 97-10. When we are the deemed owner of the project for accounting purposes, we record the amount of total project costs incurred during the construction period. At completion of the construction project, we evaluate whether the transfer to the landlord/owner meets the requirements of SFAS 98, for sale-leaseback treatment. If it does not meet such requirements, which is typical, the amounts funded by/received from the landlord are recorded as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and payments for the building portion which is a financing obligation. We then allocate the lease payment for the building portion between a reduction of the financing obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation. In certain leases, the last payment at the end of the lease term is settled by a transfer of the property to the landlord in settlement of the remaining financing obligation. The amount of amortization of the asset and the financing obligation is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value at the end of the lease term, we will recognize a gain at the end of the lease term.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. We regularly assess the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as our earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could enhance the chances of a realization of a deferred tax asset. When factors indicate that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year that conclusion is made.

We adopted the provisions of FASB Interpretation No. 48, “Account for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (as amended)” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Impact of Recently Issued Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on our historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the deferred rent liability associated with certain operating leases dating back to the inception of the leases, to correct the improper capitalization of ground rent payments and depreciation related to a real estate lease, the depreciation on certain assets subject to financing leases, incurred but not reported insurance claims, the tax impact of these adjustments and correct tax expense related to the application of Internal Revenue Code Section 162(m) limiting our deductibility of certain executive compensation during periods prior to January 1, 2006, and resulted in a reduction in consolidated net assets of approximately $0.8 million, an increase in consolidated liabilities of approximately $1.5 million and a decrease in consolidated equity of approximately $2.3 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. With respect to financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There were no material changes in our valuation methodologies, techniques or assumptions for financial assets and liabilities as a result of our adoption of SFAS 157 for such items. We do not expect our January 1, 2009 adoption of SFAS 157 for nonfinancial assets and liabilities to have a material affect on our results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition date fair value. SFAS 141(R) applies whenever an acquirer obtains control of one or more business. The new standard also requires the following in a business combination:

•	acquisition related costs, such as legal and due diligence costs, be expensed as incurred;

•	acquirer shares issued as consideration be recorded at fair value as of the acquisition date;

•	contingent consideration arrangements be included in the purchase price allocation at their acquisition date fair value;

•	with certain exceptions, pre-acquisition contingencies be recorded at fair value;

•	negative goodwill be recognized as income rather than as a pro rata reduction of the value allocated to particular assets;

•

reconstructing plans be recorded in purchase accounting only if the requirements in FASB statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), are met as of the acquisition date;

•	adjustments to deferred income taxes, after the purchase accounting allocation period, will be included in income rather than as an adjustment to goodwill.

SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that SFAS 159 will have any impact on our results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our debt is based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our debt by approximately $3.1 million on an annual basis. If our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis.

During the fourth quarter of 2006, we entered into and will maintain hedging agreements that cap the interest rate on $150 million of aggregate principal amount of our outstanding term loans. We did not designate the cap agreement as an accounting hedge under SFAS No. 133 (subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and accordingly, changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense.

We have 38 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $3.0 million over the remaining lives of these leases, which management does not believe would have a material impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Committee and our report dated March 17, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Deloitte & Touche LLP

Atlanta, Georgia

March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Carmike Cinemas, Inc.:

In our opinion, the accompanying consolidated statement of operations and statement of cash flows present fairly, in all material respects, the results of operations and cash flows of Carmike Cinemas, Inc. and its subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, GA

August 3, 2006, except for the effects of the discontinued operations as described in Note 11 to the financial statements to which the date is March 17, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$21,975	$26,016
Restricted cash	225	2,603
Accounts receivable	4,120	4,249
Inventories	1,668	1,846
Deferred income tax asset	0	6,270
Prepaid expenses	5,689	6,179

Total current assets	33,677	47,163

Other assets:
Deferred income tax asset	0	51,473
Assets held for sale	8,398	4,141
Other	27,129	32,785

Total other assets	35,527	88,399

Property and equipment:
Land	56,522	60,833
Buildings and building improvements	317,186	344,473
Leasehold improvements	133,220	128,487
Assets under capital leases	70,195	70,934
Equipment	237,483	236,514
Construction in progress	511	458

Total property and equipment	815,117	841,699
Accumulated depreciation and amortization	(317,804)	(296,582)

Property and equipment, net of accumulated depreciation	497,313	545,117
Goodwill	0	38,240
Intangible assets, net of accumulated amortization	1,528	1,642

Total assets	$568,045	$720,561

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$28,190	$23,312
Dividends payable	2,244	2,178
Accrued expenses	33,905	39,601
Current maturities of long-term debt, capital leases and long-term financing obligations	4,648	5,608

Total current liabilities	68,987	70,699

Long-term liabilities:
Long-term debt, less current maturities	298,465	316,544
Capital leases and long-term financing obligations, less current maturities	118,600	117,979
Other	12,983	11,701

Total long-term liabilities	430,048	446,224
Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	0	0
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,222,872 shares issued and 12,822,367 shares outstanding at December 31, 2007, and 12,744,372 shares issued and 12,463,408 shares outstanding at December 31, 2006	394	383
Treasury stock, 400,505 and 280,964 shares at cost, at December 31, 2007 and 2006, respectively	(10,925)	(8,258)
Paid-in capital	287,788	292,870
Accumulated deficit	(208,247)	(81,357)

Total stockholders’ equity	69,010	203,638

Total liabilities and stockholders’ equity	$568,045	$720,561

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Admissions	$322,089	$318,507	$299,409
Concessions and other	167,164	167,265	153,626

Total operating revenues	489,253	485,772	453,035

Operating costs and expenses:
Film exhibition costs	177,458	173,503	162,953
Concession costs	17,429	17,121	15,638
Other theatre operating costs	195,430	193,362	175,730
General and administrative expenses	21,690	29,442	19,819
Depreciation and amortization	40,076	40,577	36,483
(Gain) loss on sale of property and equipment	(1,278)	297	(2,628)
Impairment of goodwill	38,240	0	0
Impairment of long-lived assets	25,397	5,756	2,409

Total operating costs and expenses	514,442	460,058	410,404

Operating (loss) income	(25,189)	25,714	42,631

Interest expense	47,792	47,510	35,284
Gain on sale of investments	(1,700)	0	0
Loss on extinguishment of debt	0	4,811	5,795

(Loss) income before reorganization benefit, income tax, discontinued operations and cumulative effect of change in accounting principle	(71,281)	(26,607)	1,552
Reorganization benefit	0	0	2,388

(Loss) income before income tax, discontinued operations and cumulative effect of change in accounting principle	(71,281)	(26,607)	3,940
Income tax expense (benefit) (Note 9)	55,793	(8,471)	2,859

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(127,074)	(18,136)	1,081
Income (loss) from discontinued operations, net of tax (Note 11)	184	(1,253)	(816)

(Loss) income before cumulative effect of change in accounting principle	(126,890)	(19,389)	265
Cumulative effect of change in accounting principle, net of tax	0	0	(88)

Net (loss) income available for common stockholders	$(126,890)	$(19,389)	$177

Weighted average shares outstanding:
Basic	12,599	12,341	12,194
Diluted	12,599	12,341	12,704

Net (loss) income per common share:
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	$(10.09)	$(1.47)	$0.09
Income (loss) from discontinued operations, net of tax	0.02	(0.10)	(0.07)
Cumulative effect of change in accounting principle, net of tax	0.00	0.00	(0.01)

Basic	$(10.07)	$(1.57)	$0.01

Net (loss) income per common share:
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	$(10.09)	$(1.47)	$0.09
Income (loss) from discontinued operations, net of tax	0.02	(0.10)	(0.07)
Cumulative effect of change in accounting principle, net of tax	0.00	0.00	(0.01)

Diluted	$(10.07)	$(1.57)	$0.01

Dividends declared per share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(126,890)	$(19,389)	$177
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	40,328	41,038	37,214
Amortization of debt issuance costs	2,410	2,237	2,226
Impairment of long-lived assets	26,222	5,756	2,527
Impairment of goodwill	38,240	0	0
Loss on extinguishment of debt	0	4,811	3,820
Deferred income taxes	55,903	(9,223)	2,238
Stock-based compensation	2,670	4,334	3,274
Non-cash reorganization benefit	0	0	(2,388)
Other	1,311	856	0
Cumulative effect of change in accounting principle	0	0	140
Gain on sale of investments	(1,700)	0	0
(Gain) loss on sale of property and equipment	(3,583)	385	(2,599)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(140)	(2,000)	45
Prepaid expenses and other assets	515	7,266	(11,501)
Accounts payable	4,696	474	(885)
Accrued expenses and other liabilities	(2,988)	1,702	8,574

Net cash provided by operating activities	36,994	38,247	42,862

Cash flows from investing activities:
Purchases of property and equipment	(22,682)	(35,667)	(87,559)
Acquisition of GKC Theatres’ stock, net of cash acquired	0	0	(61,596)
Funding of GKC acquisition escrow account	0	0	(3,200)
Release (funding) of restricted cash	2,378	999	(402)
Proceeds from sale of investments	1,700	0	0
Proceeds from sale of property and equipment	8,218	3,251	6,268
Other	0	(202)	0

Net cash used in investing activities	(10,386)	(31,619)	(146,489)

Cash flows from financing activities:
Debt activities:
Borrowings	0	156,000	182,000
Repayments of long-term debt	(18,231)	(152,450)	(115,090)
Repayments of liabilities subject to compromise	0	0	(958)
Repayments of capital lease and long-term financing obligations	(1,344)	(1,229)	(1,507)
Proceeds from long-term financing arrangements	239	8,698	19,648
Proceeds from the exercise of stock options	1,198	0	0
Purchase of treasury stock	(2,667)	(3,048)	(5,210)
Debt issuance costs	(971)	(3,505)	0
Dividends paid	(8,873)	(8,687)	(8,591)

Net cash (used in) provided by financing activities	(30,649)	(4,221)	70,292

(Decrease) increase in cash and cash equivalents	(4,041)	2,407	(33,335)
Cash and cash equivalents at beginning of year	26,016	23,609	56,944

Cash and cash equivalents at end of year	$21,975	$26,016	$23,609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$45,322	$47,277	$39,546
Income taxes	$0	$0	$345

Non-cash investing and financing activities:
Assets acquired through capital lease obligations and operating leases converted to financing obligations	$0	$0	$4,077
Dividends declared not yet paid	$2,244	$2,178	$2,154
Non-cash purchase of property and equipment	$1,156	$974	$0

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	12,163	365	0	0	302,608	(59,880)	243,093
Stock issuance	293	9	0	0	(9)	0	0
Net income	0	0	0	0	0	177	177
Purchase of treasury stock	0	0	(147)	(5,210)	0	0	(5,210)
Dividends declared	0	0	0	0	(8,617)	0	(8,617)
Stock-based compensation	0	0	0	0	3,274	0	3,274

Balance at December 31, 2005	12,456	374	(147)	(5,210)	297,256	(59,703)	232,717
SAB 108 adjustment (see note 17)	0	0	0	0	0	(2,265)	(2,265)

Balance at January 1, 2006, as adjusted	12,456	374	(147)	(5,210)	297,256	(61,968)	230,452
Stock issuance	288	9	0	0	(9)	0	0
Net loss	0	0	0	0	0	(19,389)	(19,389)
Purchase of treasury stock	0	0	(134)	(3,048)	0	0	(3,048)
Dividends declared	0	0	0	0	(8,711)	0	(8,711)
Stock-based compensation	0	0	0	0	4,334	0	4,334

Balance at December 31, 2006	12,744	383	(281)	(8,258)	292,870	(81,357)	203,638
Stock issuance	479	11	0	0	1,187	0	1,198
Net loss	0	0	0	0	0	(126,890)	(126,890)
Purchase of treasury stock	0	0	(120)	(2,667)	0	0	(2,667)
Dividends declared	0	0	0	0	(8,939)	0	(8,939)
Stock-based compensation	0	0	0	0	2,670	0	2,670

Balance at December 31, 2007	13,223	$394	(401)	$(10,925)	$287,788	$(208,247)	$69,010

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

AS OF DECEMBER 31, 2007 AND 2006, AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 264 theatres in 36 states. Of the Company’s 264 theatres, 231 show films on a first-run basis and 33 are discount theatres. The Company targets small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.

Basis of Presentation

The accompanying consolidated financial statements include those of Carmike and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

On August 8, 2000, Carmike and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Company emerged from the Chapter 11 Cases pursuant to its plan of reorganization effective on January 31, 2002. On March 15, 2005, the United States Bankruptcy Court of the District of Delaware entered a final decree closing the bankruptcy cases.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

In the preparation of financial statements in conformity with GAAP, management must make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, impairment assessments, lease classification, employee benefits, income taxes, reserves and other provisions and contingencies. These estimates are based on the information available when recorded. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company also assesses potential losses in relation to threatened or pending legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recognized in the period they are determined.

Revenue Recognition

Admissions and concessions revenue is recognized at the point of sale for tickets and concessions. Sales taxes collected from customers are excluded from revenue and are recorded in accrued expenses in the accompanying consolidated balance sheets.

The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. The Company recognizes revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. The Company’s conclusion that redemption is unlikely is based on an analysis of historical trends.

Film Exhibition Costs

Film exhibition costs vary according to box office admissions and are accrued based on the Company’s terms and agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between the Company and the movie studios are completed three to four weeks after the movie’s run.

Concessions Costs

Concession costs of sales are recorded as products are sold. The Company purchases substantially all of its beverage supplies from The Coca-Cola Company and the Pepsi-Cola Company and substantially all of its other concession supplies from a single vendor, Showtime Concession.

Comprehensive Income

The Company has no other comprehensive income items as defined by Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS 130”).

Segment Reporting

Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s chief operating decision maker, its Chief Executive Officer, currently manages the business as one operating segment. The Company’s measure of segment profit is consolidated operating income.

Concentration of Credit Risk

Concentration of credit risk is limited due to the short-term nature of the receivables and the credit worthiness of the customer.

Fair Value of Financial Instruments

The book values of cash, trade receivables and trade accounts payable approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the long-term debt, determined from quoted market prices, was not significantly different than its carrying value at December 31, 2007 and 2006. The Company maintains a hedging agreement that caps the interest rate on the $150 million aggregate principal amount of its outstanding term loans. The interest rate cap is not designated as an accounting hedge and changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $1,121 and $1,345 at December 31, 2007 and 2006, respectively.

Restricted Cash

Certain balances due to third parties and an escrow account for the GKC Theatre acquisition in 2005 (see Note 4) are classified as restricted cash.

Inventories

Inventories, principally concessions and theatre supplies, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are carried at cost (reduced for any impairment charges), net of accumulated depreciation and amortization.

Depreciation and amortization is computed on a straight-line basis as follows:

Buildings and building improvements	15-30 years
Assets subject to financing leases	15-30 years
Leasehold improvements	15-30 years	*
Assets under capital leases	11-25 years	*
Equipment	5-15 years

*	Based on the lesser of the useful life of the asset or the term of the applicable lease.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $40,188, $40,226 and $36,933, respectively. Depreciation of assets recorded under capital leases is included within depreciation expense in the accompanying consolidated statements of operations.

Included in property and equipment are capital lease assets with original costs of $70,195 and $70,934 at December 31, 2007 and 2006, respectively, and accumulated depreciation of $34,394 and $31,724, respectively. Included in buildings and building improvements are assets subject to financing leases with costs of $128,185 and $142,017 at December 31, 2007 and 2006, respectively, and accumulated depreciation of $27,941 and $24,256, respectively.

The Company capitalized interest of $252, $304 and $1,971 for the years ended December 31, 2007, 2006 and 2005, respectively, in connection with the construction of new theatres or additions to existing theatres.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), the Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset.

Assets Held for Sale

Assets identified for disposition, a portion of which is undeveloped land, are classified as assets held for sale, no longer subject to depreciation, and reported at the lower of their carrying amount or fair value less costs to sell. Disposition of these assets is contingent on current market conditions and the Company cannot be assured that they will be sold at a value equal to or greater than the current carrying value. At December 31, 2007, the asset classifications that comprise “Assets held for Sale” include the carrying value of land of $3,569, building and building improvements of $3,994, and equipment of $835. At December 31, 2006, the asset classifications that comprise “Assets held for Sale” include the carrying value of land of $3,878 and building and building improvements of $263.

Goodwill and Other Acquired Intangible Assets

The Company’s goodwill was acquired through various acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill is not amortized. The Company evaluates goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment. The Company is a single reporting unit, as defined by SFAS 142. In performing step one of its impairment analysis, the Company estimates its fair value, based on the results of both a discounted cash flow model and reference to quoted market prices. If the net book value exceeds fair value, the Company then performs step two of the analysis, allocating the fair value to its assets and liabilities, including intangible assets. The residual amount, following this allocation process, is deemed to be the implied fair value of the goodwill. An impairment charge is recorded to the extent the carrying value of goodwill exceeds its implied fair value. Based on the results of its 2007 annual impairment analysis, the Company believed its goodwill was fully impaired (see Note 5).

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are tested for recoverability whenever events or circumstances indicate that the assets’ carrying values may not be recoverable. The Company performs its impairment analysis at the individual theatre- level, the lowest level of independent, identifiable cash flow. Management reviews all available evidence when assessing long-lived assets for potential impairment, including negative trends in theatre-level cash flow, the impact of competition, the age of the theatre, and alternative uses of the assets. The Company’s evaluation of negative trends in theatre level cash flow considers seasonality of the business, with significant revenues and cash-flow being generated in the summer and year-end holiday season. Absent any unusual circumstances, management evaluates new theatres for potential impairment only after such theatre has been open and operational for a sufficient period of time to allow its operations to mature.

When an impairment indicator or triggering event has occurred, management estimates future, undiscounted theatre-level cash flow using assumptions based on historical performance and its internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value of the asset group is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. For equipment, fair value is determined using a combination of the cost and market approaches. Significant judgment is required in estimating future cash flow, including significant assumptions regarding future attendance, admissions and concessions price increases, and film rent and other theatre operating costs.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which the Company has already properly recorded the tax benefit in the income statement. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax strategies. When the indications are that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made (see Note 9).

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (as amended) (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure (see Note 9).

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $6,474, $9,032 and $8,836 in 2007, 2006 and 2005, respectively.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payments Revised” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS 123(R) using the modified prospective method of adoption. See Note 10 for a description of the Company’s stock plans and related disclosures and the related impact of adopting SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed plan options and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation, as amended” (“SFAS 123”). Under APB 25, compensation was recognized over the grant’s vesting period only if the then current market price of the underlying stock on the date of grant exceeded the exercise price.

Leases

The Company operates most of its theatres under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years, and classifies these as operating, capital or financing based on an assessment at lease inception and when a modification is made to a lease. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Certain leases for Company theatres provide for contingent rentals based on the revenue results of the underlying theatre. The Company, at its option, can renew most of its leases at defined or then fair rental rates over varying periods. The Company generally does not consider the exercise of the renewal options as reasonably assured at lease inception.

For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term in accordance with FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increase”, beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. In some leases, the Company funded costs to the benefit of the landlord, which have been recorded as prepaid rent and amortized over the term of the lease on a straight-line basis.

For leases that are classified as capital leases, the property is recorded as a capital lease asset and a corresponding amount is recorded as a capital lease obligation in an amount equal to the lesser of the present value of minimum lease payments to be made over the lease life, beginning with the lease inception date, or the fair value of the property being leased. The Company amortizes its capital lease assets on a straight-line basis over the lesser of the lease term or the economic life of property. The Company allocates each minimum lease payment between a reduction of the lease obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation.

On certain leases the Company is involved with the construction of the building (typically on land owned by the landlord) and thus is subject to the provisions of the FASB’s Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). When the Company is the deemed owner of the project for accounting purposes, the Company records the amount of total project costs incurred during the construction period. At completion of the construction project, the Company evaluates whether the transfer to the landlord/owner meets the requirements of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases” (“SFAS 98”), for sale-leaseback treatment. If it does not meet such requirements, which is typical, the Company records amounts funded by/received from the landlord as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and payments for the building portion which is a financing obligation. The Company then allocates the lease payment for the building portion between a reduction of the financing obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation.

In certain leases, the last payment at the end of the lease term is settled by a transfer of the property to the landlord in settlement of the remaining financing obligation. The amount of amortization of the asset and the financing obligation is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value at the end of the lease term, the Company will recognize a gain at the end of the lease term.

Other Long-Term Liabilities

The portion of our deferred rent liability that will be amortized to rent expense beyond one year is classified in other long-term liabilities.

Percentage Rent

Several leases have a contingent component called percentage rent within the lease agreement. Percentage rent is generally based on a percentage of revenue in excess of a stated annual minimum as described within the lease. The Company recognizes contingent rent expense prior to achievement of the fixed breakpoint when it becomes probable that the breakpoint will be achieved. Contingent payments under capital leases and arrangements accounted for as financing obligations are charged to interest expense.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. With respect to financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (FSP 157-2) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer the adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There were no material changes in the Company’s valuation methodologies, techniques or assumptions for financial assets and liabilities as a result of the adoption of SFAS 157 for such items. The Company does not expect the January 1, 2009 adoption of SFAS 157 for nonfinancial assets and liabilities to have a material effect on its results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition date fair value. SFAS 141(R) applies whenever an acquirer obtains control of one or more business. The new standard also requires the following in a business combination:

•	acquisition related costs, such as legal and due diligence costs, be expensed as incurred;

•	acquirer shares issued as consideration be recorded at fair value as of the acquisition date;

•	contingent consideration arrangements be included in the purchase price allocation at their acquisition date fair value;

•	with certain exceptions, pre-acquisition contingencies be recorded at fair value:

•	negative goodwill be recognized as income rather than as a pro rata reduction of the value allocated to particular assets;

•

reconstructing plans be recorded in purchase accounting only if the requirements in FASB statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), are met as of the acquisition date;

•	adjustments to deferred income taxes, after the purchase accounting allocation period, will be included in income rather than as an adjustment to goodwill.

SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that SFAS 159 will have any impact on its results of operations or financial position.

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

In accordance with SFAS 144, for the years ended December 31, 2007, 2006, and 2005, the Company recorded impairment charges of $26,222, $5,756, and $2,527, respectively.

For 2007, the Company recorded impairment charges relating to continuing operations of $25,397 and impairment charges relating to discontinued operations of $825. The impairment charges affected 31 theatres with 225 screens, and were primarily the result of (1) deterioration in the full-year operating results of 25 theatres, resulting in $22,370 in impairment charges; (2) a fourth quarter decision to market one parcel of land and close six owned theatres and sell the related assets, resulting in $3,112 in impairment charges; and (3) excess 35 millimeter projectors, as a result of completion of the Company’s digital projection installation, resulting in $740 in impairment charges.

For 2006, the Company recorded impairment charges relating to continuing operations of $5,756. The impairment charges affected seven theatres with 74 screens and were primarily the result of deterioration in the full-year operating results of these theatres.

For 2005, the Company recorded impairment charges relating to continuing operations of $2,409 and impairment charges relating to discontinued operations of $118. The impairment charges affected eight theatres with 55 screens and were primarily the result of deterioration in the full-year operating results of these theatres.

NOTE 4—ACQUISITION OF GKC THEATRES

On May 19, 2005, the Company acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61,596. The GKC Theatres acquisition is consistent with the Company’s strategy of making small market acquisitions. The purchase price was negotiated using the historical average cash flow for the five year period ended December 31, 2004 and adjusted for other assets acquired and liabilities assumed. The consolidated financial statements as of, and for the 12-month period ended December 31, 2005 include the assets and liabilities and the operating results for the period from the acquisition date through December 31, 2005. The acquisition was recorded using the purchase method of accounting. None of the goodwill recognized is deductible for tax purposes. GKC Theatres operated 30 theatres with 263 screens in Illinois, Indiana, Michigan and Wisconsin.

The following is a summary of the allocations of the aggregate cash purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1,015
Land	15,049
Buildings, leasehold improvements and equipment	39,009
Goodwill	15,106
Other intangible assets	2,362
Other non-current assets	122
Current liabilities	(4,223)
Non-current deferred tax liabilities	(6,844)

Total purchase price	$61,596

The following selected comparative pro forma results of operations information for the year ended December 31, 2005 assumes the GKC Theatres acquisition occurred at the beginning of the fiscal year 2005, and reflects the full results of operations for the year as presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

	Year ended December 31, 2005	Pro Forma Year ended December 31, 2005
Revenues	$453,035	$469,819
Operating income	$42,631	$43,597
Net income	$177	$241
Earnings per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

NOTE 5—GOODWILL AND OTHER INTANGIBLES

As of December 31, 2007, goodwill was evaluated for impairment in connection with the Company’s annual assessment. As a result of this assessment, goodwill was fully impaired resulting in a non-cash charge to earnings of $38,240. This impairment charge was the result of a fourth quarter decline in the Company’s stock price and full year 2007 operating results that were significantly lower than expectations. The Company estimated fair value using a combination of a discounted cash flow model and references to quoted market prices.

At December 31, 2007, the Company has recorded $1,862 and $500 for the value of certain lease intangibles and trade names, respectively. The lease intangibles assets are being amortized over the remaining lease terms and the trade name intangible asset is being amortized over approximately twenty months. Amortization of such intangible assets was $114, $440, and $280, for the years ended December 31, 2007, 2006, and 2005, respectively. Accumulated amortization of such intangible assets was $834 and $720 as of December 31, 2007 and 2006, respectively.

The following table compares the changes in the carrying amount of goodwill and other intangible assets at December 31, 2007 and 2006:

	2007	2006
Lease intangibles	$1,862	$1,862
Trade names	500	500

Gross carrying value of intangible assets subject to amortization	2,362	2,362
Less accumulated amortization	834	720

Net carrying value	1,528	1,642
Goodwill	0	38,240

Total intangibles and goodwill	$1,528	$39,882

Amortization expense of intangible assets for fiscal years 2008 through 2012 and thereafter is estimated to be approximately $135, $142, $149, $121, $112 and $869, respectively, with a remaining weighted average useful life of 16 years.

NOTE 6—OTHER ASSETS

At December 31, 2007 and 2006, other assets are as follows:

	December 31,
	2007	2006
Prepaid rent	$6,036	$11,223
Debt issuance costs	12,449	13,858
Deposits and insurance binders	3,070	2,704
Other	5,574	5,000

	$27,129	$32,785

NOTE 7—DEBT

Debt consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Term loan	$162,884	$164,554
Delayed draw term loan credit agreement	138,660	155,221

	301,544	319,775
Current maturities	(3,079)	(3,231)

	$298,465	$316,544

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

The interest rate for the Company’s senior secured credit agreement under its outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At December 31, 2007 and 2006, the average interest rate was 8.57% and 8.60%, respectively. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

The senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA, as defined, and adjusted EBITDA to interest expense. As of December 31, 2007, the Company was in compliance with all of the financial covenants.

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

•	permit sale-leaseback transactions of up to an aggregate of $175 million.

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

Interest Rate Cap Agreement

During the fourth quarter of 2006, the Company entered into and expects to maintain an interest rate cap agreement. This agreement caps the base interest rate on $150,000 of aggregate principal amount of the Company’s outstanding term loans at 6.0%. The Company did not designate this agreement as an accounting hedge under FASB Statement No. 133 (as subsequently amended by SFAS Nos. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Accordingly, changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense. As of December 31, 2007 and 2006, the fair value of this interest rate cap was immaterial.

Debt Maturities

At December 31, 2007 the Company’s future maturities of long-term debt obligations were as follows:

	Less than one year	Year 2	Year 3	Year 4	Year 5	Total
Term loan credit agreement	$1,671	$1,671	$1,671	$79,353	$78,518	$162,884
Delayed draw term loan credit agreement	1,408	1,408	1,408	67,570	66,866	138,660

Total long-term debt	$3,079	$3,079	$3,079	$146,923	$145,384	$301,544

NOTE 8—ACCRUED EXPENSES

At December 31, 2007 and 2006, accrued expenses consisted of the following:

	2007	2006
Deferred revenues	$11,600	$10,346
Accrued rents	2,608	2,639
Property taxes	7,199	9,989
Accrued interest	2,234	2,531
Accrued salaries	3,678	3,916
Sales tax	2,860	2,550
Income taxes	0	2,015
GKC acquisition deferred payments	0	2,297
Other accruals	3,726	3,318

	$33,905	$39,601

NOTE 9—INCOME TAXES

Income tax expense (benefit) from continuing operations is summarized as follows:

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$0	$0	$131
State	0	0	0

Deferred:
Federal	52,073	(7,906)	2,527
State	3,720	(565)	201

Total income tax expense (benefit)	$55,793	$(8,471)	$2,859

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year ended December 31,
	2007	2006	2005
Pre-tax book (loss) income from continuing operations	$(71,281)	$(26,607)	$3,940
Federal tax (benefit) expense, at statutory rates	(24,949)	(9,313)	1,379
State tax (benefit) expense, net of federal tax effects	(1,782)	(665)	99
Non-deductible executive compensation	129	1,540	1,346
Non-deductible goodwill impairment	5,841	0	0
Other	(71)	(33)	35
Increase in valuation allowance	76,625	0	0

Total tax expense (benefit) from continuing operations	$55,793	$(8,471)	$2,859

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2006
Alternative minimum tax credit carryforwards	$760	$760
Net operating loss carryforwards	41,333	39,838
Tax basis of property, equipment and other assets over book basis	34,243	15,492
Deferred compensation	1,307	1,529
Deferred rent	4,852	4,528
Compensation accruals	620	556
Tax basis of intangible assets under book basis	(7,073)	(6,247)
Other	583	1,287
Valuation allowance	(76,625)	0

Net deferred tax asset	$0	$57,743

The balance sheet presentation of the Company’s deferred income taxes is as follows:

	December 31,
	2007	2006
Current assets	$0	$6,270

Non-current assets	$0	$51,473

At December 31, 2007, the Company had federal and state operating loss carryforwards of $110,221 to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

The Company believes that an “ownership change” within the meaning of Section 382 (g) of the Internal Revenue Code of 1986, as amended, occurred during 2007. The ownership change will subject the Company’s net operating loss carryforwards to an annual limitation, which may significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The Company is currently analyzing the information to determine the amount of such limitation. The Company projects the federal limitation could be as low as $3,400 per year, based on information currently available to it. To further refine its estimate of the limitation, the Company must determine whether or not it had a net unrealized built-in gain or loss (“NUBIG” or “NUBIL”) at the date of the ownership change. Generally, a NUBIG or NUBIL is determined based on the difference between the fair market value of the assets and their tax basis. If the computed NUBIG or NUBIL is below a de minimis threshold, the amount of the NUBIG or NUBIL is considered to be zero. Otherwise, certain deductions recognized during the five-year period beginning on the date of ownership change would be subject to limitation when a NUBIL is present. Conversely, the section 382 limitation would be increased by certain income recognized during this five-year period. The Company is currently evaluating whether or not a NUBIG or NUBIL exists.

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At December 31, 2007 and December 31, 2006, the Company’s consolidated net deferred tax assets were $76,625 and $57,743, respectively, before the effects of any valuation allowance. In accordance with SFAS 109, the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the Company’s assessment of the recoverability of its deferred tax asset is its history of cumulative losses during the current and two prior periods. As a result of significant income in 2004, the Company did not have cumulative losses in the three year period ended December 31, 2006; furthermore, the Company’s outlook at March 31, 2007 did not include an expectation of cumulative losses in the three year period including 2007. However, at June 30, 2007, the Company concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in the current period and the preceding two years and recorded at that time a valuation allowance to fully reserve its deferred tax assets.

The Company expects that it will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption, the Company had liabilities for unrecognized tax benefits aggregating $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax assets by $1,486, and increased liabilities for FIN 48 by $1,486 on the adoption date. During the year ended December 31, 2007, the Company released $113 of its FIN 48 liability, due to the expiration of certain statutes of limitations. Because the Company’s uncertain tax position will be fully absorbed by net operating loss carryforwards, the FIN 48 liabilities are classified within deferred tax assets as of December 31, 2007.

As of December 31, 2007, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1997.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at January 1, 2007 and December 31, 2007.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$3,326
Increases in tax positions for prior years	0
Decreases in tax positions for prior years	(31)
Increases in tax positions for current year	0
Settlements	0
Lapse in statute of limitations	(113)

Gross unrecognized tax benefits at December 31, 2007	$3,182

NOTE 10—STOCKHOLDERS’ EQUITY

In 2002 the Company’s Board of Directors approved a management incentive plan, the Carmike Cinemas, Inc. 2002 Stock Plan (the “2002 Stock Plan”), which granted the Chief Executive Officer and other members of senior management restricted shares that vested over a three year period. Also in 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (the “Directors Incentive Plan”), which was subsequently approved by the stockholders. There were a total of 75,000 shares reserved under the Directors Incentive Plan.

In July 2002, the Board of Directors adopted the Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (the “Employee Incentive Plan”), which was subsequently approved by the stockholders. There were a total of 500,000 shares reserved under the Employee Incentive Plan.

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”), which was subsequently approved by the stockholders. The 2004 Incentive Stock Plan replaced the Employee Incentive Plan and the Directors Incentive Plan. The Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. Additionally, unissued shares that were previously authorized for issuance under the Employee Incentive Plan and the Directors Incentive Plan and the shares of stock subject to grants under the Employee Incentive Plan and the Directors Incentive Plan which may be forfeited or expire on or after the effective date of the 2004 Incentive Stock Plan are also reserved for issuance under the 2004 Incentive Stock Plan. No further grants may be made under the Employee Incentive Plan or Directors Incentive Plan. As of December 31, 2007, there were 1,150,390 shares available for future grants under the 2004 Incentive Stock Plan.

The determination of the fair value of stock option awards on the date of grant using option-pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility, for 2007 stock option grants, and other factors, including reference to relevant industry indices for 2005 and 2006 grants. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards.

The Company also issues restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period; thus it recognizes compensation expense over the one to three year period equal to the grant date value of the shares awarded to the employee.

It is the Company’s policy to issue new shares upon exercise of options and the issuance of stock grants.

The Company’s total stock-based compensation expense was approximately $2,670, $4,334 and $3,274 in 2007, 2006 and 2005, respectively. These amounts were recorded in general and administrative expenses. No income tax benefit was recognized in the statements of operations for share-based compensation arrangements. As of December 31, 2007, the Company had approximately $3,703 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.1 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options—Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its time vesting stock options for which vesting is dependent only on employees providing future service. The following table sets forth information about the weighted-average fair value and the weighted-average assumptions of such options granted during 2006 and 2005 (there were no options with service condition vesting granted for the year ended December 31, 2007):

	2006	2005
Fair value of options on grant date	$9.80	$11.66
Expected life (years)	9	9
Risk-free interest rate	4.79%	4.40%
Expected dividend yield	4.00%	2.76%
Expected volatility	65%	40%

The following table sets forth the summary of option activity for stock options with service vesting conditions for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	255,000	$28.78
Exercised	(55,000)	$21.81
Forfeited	(11,666)	$35.63

Outstanding at December 31, 2007	188,334	$30.39	5.76	$—

Exercisable on December 31, 2007	188,334	$30.39	5.76	$—

The intrinsic value of the options exercised during the years ended December 31, 2007, 2006 and 2005 was $230, $0, and $0, respectively.

Options—Market Condition Vesting

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 13, 2007 stock option grants are aligned with market performance, as one-third of these stock options each will vest when the Company achieves an increase in the trading price of its common stock equal to 25%, 30% and 35%, respectively. The Company determined the aggregate grant date fair value of these stock options to be approximately $1,430. The fair value of these options was estimated on the date of grant using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested.

The following table sets forth information about the weighted-average fair value of such options granted during the year ended December 31, 2007 and the weighted-average assumptions used for such grants:

2007
Fair value of options on grant date	$5.50
Risk-free interest rate	4.70%
Expected dividend yield	2.70%
Expected volatility	34%

The following table sets forth the summary of option activity for Company’s stock options with market condition vesting for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—
Granted	260,000	$25.95

Outstanding at December 31, 2007	260,000	$25.95	9.29	$—

Exercisable on December 31, 2007	—	$—	—	$—

Expected to vest at December 31, 2007	260,000	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants under the Company’s 2002 Stock Plan and 2004 Incentive Stock Plan for the year ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	287,500	$20.63
Granted	171,000	$25.93
Vested	(279,166)	$20.63
Forfeited	(9,500)	$25.93

Nonvested at December 31, 2007	169,834	$25.70

2005 Pro Forma Amounts

If compensation cost for the year ended December 31, 2005 been determined consistent with SFAS 123R, the Company’s pro forma net income (loss) and pro forma basic and diluted earnings (loss) per share would have decreased to the following amounts (in thousands, except share data):

Net income available for common stockholders:
As reported	$177
Plus: Stock compensation recorded, net of related tax effects	3,253
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,672)

Pro forma-for SFAS 123R	$(1,242)

Basic net (loss) income per share:
As reported	$0.01
Pro forma-for SFAS 123R	$(0.10)

Diluted net (loss) income per share:
As reported	$0.01
Pro forma-for SFAS 123R	$(0.10)

NOTE 11—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2007, 2006 and 2005, the Company closed 18, twelve and ten theatres and reported the results of these operations, including gains or losses in disposal, as discontinued operations in accordance with SFAS 144. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

In accordance with SFAS 144, all prior years activity included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

	For the year ended December 31,
	2007	2006	2005
Revenue from discontinued operations	$3,886	$9,726	$15,859
Operating income (loss) before income taxes	$(2,010)	$(1,917)	$(1,277)
Income tax benefit for discontinued operations	$(754)	$(719)	$(479)
Gain (loss) on disposal, before taxes	$2, 304	$(88)	$(29)
Income tax expense (benefit) for gain (loss) on disposal	$864	$(33)	$(11)
Income (loss) from discontinued operations	$184	$(1,253)	$(816)

NOTE 12—BENEFIT PLANS

The Company maintains a funded non-qualified deferred compensation program for all of its senior executives pursuant to which it pays additional cash compensation equal to 10% of the senior executive’s annual taxable compensation (including equity-based compensation). The Company directs this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. This additional cash compensation is included in each senior executive’s taxable income for the year in which it is paid. Distributions from the applicable trust are made upon or shortly after normal retirement, disability, death or termination of employment of the senior executive. The Company also pays certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that are determined at management’s discretion. Aggregate contributions in cash amounted to $1,365, $1,464 and $1,883 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2007, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2008	$41,243	$6,960	$9,936
2009	39,451	6,866	10,128
2010	36,750	6,664	10,374
2011	34,382	6,556	11,243
2012	32,425	6,301	11,409
Thereafter	220,072	50,727	215,324

Total minimum lease payments	$404,323	84,074	268,414

Less amounts representing interest		(48,521)	(183,798)

Present value of future minimum lease payments		35,553	84,616
Less current maturities		(1,537)	(32)

Long-term obligations		$34,016	$84,584

As of December 31, 2007, the Company’s capital leases and financing obligations financed had effective interest rates ranging from 3.6% to 19.6%.

Rent expense on operating leases was approximately $45,094, $45,028 and $42,990 for 2007, 2006 and 2005, respectively. Included in such amounts are approximately $1,236, $1,642, and $754 in contingent rental expense for 2007, 2006 and 2005, respectively. Interest expense includes $1,366, $2,140 and $1,077 for 2007, 2006 and 2005, respectively, related to contingent rent on capital leases and financing obligations.

Employment Agreement

The Company is party to an employment agreement with its Chief Executive Officer which is currently in effect until January 31, 2012 and requires annual payments aggregating approximately $900.

NOTE 14—LITIGATION

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

NOTE 15—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. For the years ended December 31, 2007 and 2006, as a result of the Company’s net losses, all common stock equivalents were excluded from the calculation of diluted loss per share given their anti-dilutive affect. For the year ended December 31, 2005, stock options totaling 165,000 and shares of restricted stock totaling 11,500 were excluded from the calculation of diluted earnings per share because the average market price of the common stock for this period was below the exercise price of the stock options and below the grant date closing stock price for stock grants.

	Years ended December 31,
	2007	2006	2005
Weighted average shares outstanding	12,709	12,386	12,293
Less: restricted stock issued	(110)	(45)	(99)

Basic divisor	12,599	12,341	12,194
Dilutive Shares:
Restricted stock awards	0	0	476
Stock options	0	0	34

Diluted divisor	12,599	12,341	12,704

Net income (loss) per share:
Basic	$(10.07)	$(1.57)	$0.01

Diluted	$(10.07)	$(1.57)	$0.01

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2007 and 2006. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly income (loss) per share may not agree to the total for the year.

	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (2)	Total
Year ended December 31, 2007
Total revenues	$109,417	$128,972	$134,029	$116,835	$489,253
Operating income (loss)	5,828	11,433	13,880	(56,330)	(25,189)
Net (loss) income	$(3,735)	$(56,842)	$1,980	$(68,293)	$(126,890)
Net income (loss) per common share:
Basic	$(0.30)	$(4.51)	$0.16	$(5.40)	$(10.07)
Diluted	$(0.30)	$(4.51)	$0.16	$(5.40)	$(10.07)

	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (1)(2)	Total
Year ended December 31, 2006
Total revenues	$109,273	$127,562	$127,831	$121,106	$485,772
Operating income	4,597	8,165	9,445	3,507	25,714
Net loss	$(6,174)	$(6,521)	$(993)	$(5,701)	$(19,389)
Net loss per common share:
Basic	$(0.50)	$(0.53)	$(0.08)	$(0.46)	$(1.57)
Diluted	$(0.50)	$(0.53)	$(0.08)	$(0.46)	$(1.57)

(1)	In connection with reporting for discontinued operations the Company has reclassified the quarterly results.
(2)	In connection with the asset impairment evaluations, we recognized impairment charges attributable to underperforming assets in the fourth quarters of 2007 and 2006 (see Note 3 for additional information), and goodwill impairment in the fourth quarter of 2007 (see Note 5).

NOTE 17—ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 108

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

In applying the provisions of SAB 108, the Company identified misstatements which had a cumulative effect on accumulated deficit as of December 31, 2005 of $2,413 pre-tax and $2,265, net of tax. Under our previous method of evaluating misstatements, we believe that the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Company elected to not restate prior year financial statements and, instead, recorded the adjustments to accumulated deficit as of January 1, 2006. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not have a material effect on any quarter within 2006 and thus did not require previously filed reports with the SEC to be amended. The adjustments recorded at January 1, 2006 are as follows:

•	increase deferred rent liability approximately $720 for rent holidays associated with certain operating leases, originating in periods prior to 2004;

•

correct the improper capitalization of ground rent payments and under-reporting of depreciation related to a real estate lease for the years 2000 through 2004, decreasing net property, plant and equipment by $2,218;

•	correct the depreciation on certain assets subject to financing leases, decreasing accumulated depreciation approximately $1,334, originating in periods prior to 2004;

•	record an accrual for incurred but not reported insurance claims, increasing accrued expenses approximately $809, originating in periods prior to 2004;

•	record the tax impact of the above adjustments, increasing the deferred tax asset by approximately $906; and

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10–K. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weakness described below, as of December 31, 2007, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2007, we identified the following material weakness in our internal control over financial reporting:

We did not maintain effective internal control over financial reporting with respect to the application of GAAP as it relates to unusual and non-routine events or transactions such as long-lived asset impairment and GAAP disclosures; had inadequate processes to identify changes in GAAP and the business practices that may affect the method or processes of recording transactions; and had ineffective controls over critical spreadsheets used in the preparation of accounting and financial information.

Because of the material weakness described above, management has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein, which report expresses an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

Plan of Remediation for Identified Material Weakness

Management has prepared an action plan for all identified deficiencies at December 31, 2007, including assigning responsibility and due dates. The status of these plans is being monitored by management and reviewed by the Audit Committee periodically. The 2008 goals of each management member include specific responsibilities related to the remediation and maintenance of effective internal control.

With respect to the identified material weakness, we continue to refine our internal controls, processes and procedures to timely and properly monitor, evaluate and record unusual and non-routine events and transactions in accordance with GAAP. We will realign responsibilities within our accounting and finance departments. We plan to hire additional resources to focus on research and application of GAAP guidance and supplement this with assistance from outside advisors for evaluation of unusual and non-routine transactions. Additionally, we will focus on continuing education for our current accounting and finance staff.

Although the number of spreadsheets is reduced due to the implementation of new accounting and fixed assets solutions and the financial reporting tool, we will implement additional reviews of significant spreadsheets by personnel other than the preparer. Additionally, we will use the available software security to protect complex calculations in our significant spreadsheets to effectively control the integrity and data used in preparation and analysis of accounting and financial information.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, we continued to work on our efforts to improve internal controls, including the remediation of the material weakness listed above. The following are changes, which had a material impact on our internal control over financial reporting:

1. We did not maintain a formal financial reporting process to enable us to properly prepare our financial statements in accordance with GAAP, nor did we have controls and procedures to ensure the appropriateness and proper recording of journal entries. Specifically, we identified the following control deficiencies:

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

During 2007, we made the following significant changes to our financial reporting process:

1. We documented our existing financial accounting policies and procedures, including those related to leases and fixed assets. We implemented a formal process to prepare and review a GAAP disclosure checklist.

2. We implemented procedures for the Controller and the CFO to review and sign off on the log of all non-routine, unusual journal entries.

3. We developed and implemented the process for routine discussions among finance management to improve the level of communication on significant matters and unusual events and transactions, as well as providing a platform for formalized discussion of changes in technical accounting guidance including authoritative literature issued by the FASB, AICPA, SEC and other standard setting bodies.

4. We implemented a new general ledger software solution on January 1, 2007, to replace our legacy accounting system. This system provides us with the ability to perform more timely and comprehensive review of our results of operations and detect errors.

5. We substantially reduced our reliance on outside consultants in preparation and analysis of the financial statements. We may continue to utilize outside resources to assist in our analysis and evaluation of unusual, non-routine and complex transactions with proper management oversight of the outside consultants’ activities.

6. We developed formal analytical processes and tools to enhance our internal review of quarterly financial statements, including a review by each member of the management team and the documentation of detailed analysis for all significant variances to budget and to prior period results.

7. We identified all sources of information for the preparation of financial statements and disclosures, and owners of that information are held accountable for deliverables through the use of closing and reporting calendars.

2. We did not maintain effective controls over the accounting for leases and property, plant and equipment. Specifically, we identified the following control deficiencies:

•	Ineffective controls related to the preparation, evaluation, documentation and review related to accounting for new, renewed and modified leases;

•	Ineffective controls related to establishing and maintaining proper useful lives for owned and leased assets, and amortization periods for prepaid rent;

•	Ineffective controls related to the accounting for deferred rent, including rent holidays;

•

Insufficient understanding and monitoring of accounting policies related to the effect of lessee involvement in asset construction, lease modifications, amortization of leasehold improvements, and deferred rent for new and existing leases;

•	Lack of adequate controls to ensure timely dissemination of information by the real estate and lease administration departments to the accounting department;

•	Lack of a formal process over the proper classification and approval of capitalized items;

•	Ineffective controls over recording of disposals and transfers related to fixed assets and construction-in-progress;

•	Inadequate fixed asset information system, which has limited our ability to track and analyze changes in fixed assets and additions, including acquisitions, transfers and disposals.

During the fourth quarter of 2007, we remediated the material weakness that existed as of December 31, 2006 and September 30, 2007 by making the following significant changes to the processes related to accounting for leases and property, plant and equipment:

1. We implemented a process to ensure timely communication of relevant information from the real estate and lease administration departments to the accounting department. We also enhanced our evaluation and analysis of the accounting for leasehold improvements and deferred rent.

2. We developed a lease evaluation checklist to evaluate all new of modified lease agreements.

3. We formalized our processes around classification, capitalization and disposals of fixed assets and require the Controller to review and approve schedules for assets additions and dispositions.

4. We fully implemented a fixed asset software solution to replace our existing legacy system, enhancing our ability in tracking and analyzing changes in fixed assets and additions, including all acquisitions, transfers and disposals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited Carmike Cinemas, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain effective internal control over financial reporting with respect to the application of accounting principles generally accepted in the United States of America (“GAAP”) as it relates to unusual and non-routine events or transactions, such as long-lived asset impairment and GAAP disclosures; inadequate processes to identify changes in GAAP and the business practices that may affect the method or processes of recording transactions; and ineffective controls over critical spreadsheets used in the preparation of accounting and financial information.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Atlanta, Georgia

March 17, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item 1 of Part I “Business—Our Executive Officers” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders (“2008 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2008 Proxy Statement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal One—Election of Directors” in our 2008 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders,” “Security Ownership of Management” and “Compensation Plans” contained in the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2008 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

All financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(a)(3) Listing of Exhibits

Periodic reports, proxy statements and other information filed by Carmike with the SEC pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding Carmike. Carmike’s SEC file number reference is Commission File No. 000-14993.

Exhibit Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation (filed as Exhibit 2.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed November 13, 2007 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.2	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference).

10.3	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.4	Third Amendment, dated as of May 9, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.5	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

10.8	Seventh Amendment, dated as of July 27, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference).

10.9	Eighth Amendment, dated as of October 17, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 22, 2007 and incorporated herein by reference).

10.10	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit Number	Description
10.11	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.12*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.13*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.14*	Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement (filed as Exhibit 10.12 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.15*	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.16*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.18*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.19*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.20*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.21*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

10.22*	Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.23*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.24*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.25*	Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.26*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.27*	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.28+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.29	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.30*	Release and Consulting Services Agreement, dated as of March 31, 2006, by and between Carmike Cinemas, Inc. and Martin A. Durant (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.31*	Release and Consulting Services Agreement, dated as of June 15, 2007, by and between Anthony J. Rhead and Carmike Cinemas, Inc. (filed as Exhibit 10.5 to Carmike’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference).

10.32	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.33	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.34	Indemnification Agreement, effective as of November 11, 2005, by and between Carmike Cinemas, Inc. and James J. Gaffney (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.35	Indemnification Agreement, dated as of October 20, 2006, between Carmike Cinemas, Inc. and Kevin D. Katari (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 25, 2006 and incorporated herein by reference).

10.36*	2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.37*	2006 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.38*	2007 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.39*	2007 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.40*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 15 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Net Income (Loss) Per Share”).

21	List of Subsidiaries.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Certain information contained in this document has been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 17, 2008	By:	/s/ MICHAEL W. PATRICK
Michael W. Patrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/s/ MICHAEL W. PATRICK Michael W. Patrick	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ RICHARD B. HARE Richard B. Hare	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY A. COLE Jeffrey A. Cole	Assistant Vice President—Controller (Principal Accounting Officer)

/S/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/s/ KEVIN D. KATARI Kevin D. Katari	Director

/s/ S. DAVID PASSMAN III S. David Passman III	Director

/s/ CARL L. PATRICK, JR. Carl L. Patrick, Jr.	Director

/S/ ROLAND C. SMITH Roland C. Smith	Director

/s/ FRED W. VAN NOY Fred W. Van Noy	Senior Vice President, Chief Operating Officer and Director

/s/ PATRICIA A. WILSON Patricia A. Wilson	Director