Form 10-Q
period 2008-03-31
CARMIKE CINEMAS INC
filed 2008-05-12
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,819,481 shares outstanding as of April 30, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2008	December 31, 2007

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,132	$21,975
Restricted cash	57	225
Accounts receivable	3,915	4,120
Inventories	1,745	1,668
Prepaid expenses	5,573	5,689

Total current assets	29,422	33,677

Other assets:
Assets held for sale	7,943	8,398
Other	25,759	27,129

Total other assets	33,702	35,527

Property and equipment:
Land	56,522	56,522
Buildings and building improvements	317,578	317,186
Leasehold improvements	133,400	133,220
Assets under capital leases	70,686	70,195
Equipment	237,752	237,483
Construction in progress	232	511

Total property and equipment	816,170	815,117
Accumulated depreciation and amortization	(326,425)	(317,804)

Property and equipment, net of accumulated depreciation	489,745	497,313

Goodwill	0	0
Intangible assets, net of accumulated amortization	1,494	1,528

Total assets	$554,363	$568,045

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,557	$28,190
Dividends payable	2,243	2,244
Accrued expenses	30,326	33,905
Current maturities of long-term debt, capital leases and long-term financing obligations	4,891	4,648

Total current liabilities	62,017	68,987

Long-term liabilities:
Long-term debt, less current maturities	297,696	298,465
Capital leases and long-term financing obligations, less current maturities	118,492	118,600
Other	13,041	12,983

Total long-term liabilities	429,229	430,048

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	0	0
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,220,872 shares issued and 12,819,481 shares outstanding at March 31, 2008, and 13,222,872 shares issued and 12,822,367 shares outstanding at December 31, 2007	394	394
Treasury stock, 401,391 and 400,505 shares at cost, at March 31, 2008 and December 31 2007, respectively	(10,935)	(10,925)
Paid-in capital	286,243	287,788
Accumulated deficit	(212,585)	(208,247)

Total stockholders’ equity	63,117	69,010

Total liabilities and stockholders’ equity	$554,363	$568,045

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues:
Admissions	$78,912	$71,977
Concessions and other	38,923	37,364

Total operating revenues	117,835	109,341
Operating costs and expenses:
Film exhibition costs	42,214	38,313
Concession costs	4,184	3,621
Other theatre operating costs	50,254	46,260
General and administrative expenses	5,646	6,013
Depreciation and amortization	9,263	9,621
Loss (gain) on sale of property and equipment	12	(325)

Total operating costs and expenses	111,573	103,503

Operating income	6,262	5,838

Interest expense, net	11,143	11,803

Loss from continuing operations before income tax	(4,881)	(5,965)
Income tax expense (benefit) (Note 3)	(204)	(2,462)

Loss from continuing operations	(4,677)	(3,503)
Income (loss) from discontinued operations, net of tax (Note 5)	339	(232)

Net loss available for common stockholders	$(4,338)	$(3,735)

Weighted average shares outstanding:
Basic	12,650	12,488
Diluted	12,650	12,488

Net loss per common share:
Loss from continuing operations	$(0.37)	$(0.28)
Income (loss) from discontinued operations, net of tax	0.03	(0.02)

Basic	$(0.34)	$(0.30)

Net loss per common share:
Loss from continuing operations	$(0.37)	$(0.28)
Income (loss) from discontinued operations, net of tax	0.03	(0.02)

Diluted	$(0.34)	$(0.30)

Dividends declared per share	$0.175	$0.175

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,338)	$(3,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,263	9,699
Amortization of debt issuance costs	553	544
Deferred income taxes	0	(2,602)
Stock-based compensation	698	501
Other	640	353
Gain on sale of property and equipment	(842)	(430)
Changes in operating assets and liabilities:
Accounts receivable and inventories	550	1,490
Prepaid expenses and other assets	933	234
Accounts payable	(2,656)	(6,070)
Accrued expenses and other liabilities	(3,512)	(2,714)

Net cash provided by (used in) operating activities	1,289	(2,730)

Cash flows from investing activities:
Purchases of property and equipment	(2,747)	(4,768)
Release of restricted cash	168	172
Proceeds from sale of property and equipment	1,129	1,029

Net cash used in investing activities	(1,450)	(3,567)

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(769)	(808)
Repayments of capital lease and long-term financing obligations	(659)	(312)
Proceeds from long-term financing arrangements	0	238
Purchase of treasury stock	(10)	(2,658)
Dividends paid	(2,244)	(2,178)

Net cash used in financing activities	(3,682)	(5,718)

Decrease in cash and cash equivalents	(3,843)	(12,015)
Cash and cash equivalents at beginning of period	21,975	26,016

Cash and cash equivalents at end of period	$18,132	$14,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,010	$10,358

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$491	$0
Dividends declared not yet paid	$2,243	$2,206
Non-cash purchase of property and equipment	$179	$681

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first quarter of 2008. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. With respect to financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There was no impact to our consolidated financial statements as a result of our adoption of SFAS 157. The Company does not expect its January 1, 2009 adoption of SFAS 157 for nonfinancial assets and liabilities will have a material affect on its results of operations, financial position or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. The adoption of SFAS 159 on January 1, 2008 did not have an impact on the Company’s results of operations or financial position.

NOTE 2—DEBT

Debt consisted of the following on the dates indicated:

	March 31, 2008	December 31, 2007
Term loan	$162,467	$162,884
Delayed-draw term loan credit agreement	138,308	138,660

	300,775	301,544
Current maturities	(3,079)	(3,079)

	$297,696	$298,465

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

The interest rate for the Company’s senior secured credit agreement under its outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At March 31, 2008 and 2007, the average interest rate was 6.55% and 8.60%, respectively. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

The senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA, as defined, and adjusted EBITDA to interest expense. As of March 31, 2008, the Company was in compliance with all of the financial covenants.

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

The Company has from time to time amended the senior secured credit agreement, and recent amendments included, among other items:

•

amending the Company’s consolidated leverage ratio such that from and after the effective date the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

amending the Company’s consolidated interest coverage ratio such that from and after the effective date the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limiting the aggregate capital expenditures that the Company may make, or commit to make, to $30,000 for any fiscal year, provided that up to $10,000 of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permitting sale-leaseback transactions of up to an aggregate of $175,000.

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

Interest Rate Cap Agreement

During the fourth quarter of 2006, the Company entered into and expects to maintain an interest rate cap agreement. This agreement caps the base interest rate on $150,000 of aggregate principal amount of the Company’s outstanding term loans at 6.0%. The Company did not designate this agreement as an accounting hedge under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amendments. Accordingly, changes in fair value of the cap agreement are recorded through earnings as derivative gains/(losses) and are classified within interest expense. As of March 31, 2008, the fair value of this interest rate cap was immaterial.

NOTE 3—INCOME TAXES

Net Operating Loss Carryforward

At March 31, 2008, the Company had federal and state operating loss carryforwards of $114,523 to offset the Company’s future taxable income, as compared to $110,221 at December 31, 2007. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

The Company believes that an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, occurred during 2007. The ownership change will subject the Company’s net operating loss carryforwards to an annual limitation, which may significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The Company is currently analyzing the information to determine the amount of such limitation. The Company projects the federal limitation could be as low as $3,400 per year, based on information currently available to it. To further refine its estimate of the limitation, the Company must determine whether or not it had a net unrealized built-in gain or loss (“NUBIG” or “NUBIL”) at the date of the ownership change. Generally, a NUBIG or NUBIL is determined based on the difference between the fair market value of the assets and their tax basis. If the computed NUBIG or NUBIL is below a de minimis threshold, the amount of the NUBIG or NUBIL is considered to be zero. Otherwise, certain deductions recognized during the five-year period beginning on the date of ownership change would be subject to limitation when a NUBIL is present. Conversely, the section 382 limitation would be increased by certain income recognized during this five-year period. The Company is currently evaluating whether or not a NUBIG or NUBIL exists.

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At March 31, 2008 and December 31, 2007, the Company’s consolidated net deferred tax assets were $78,238 and $76,625, respectively, before the effects of any valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the Company’s assessment of the recoverability of its deferred tax asset is its history of cumulative losses during the current and two prior periods. During the second quarter of 2007, the Company concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in the current period and the preceding two years and recorded at that time a valuation allowance to fully reserve its deferred tax assets. The Company has not recognized any income tax benefits since that time. The Company expects that it will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

In accordance with SFAS 109, the Company has reflected an income tax benefit in continuing operations equal to the income tax expense allocated to discontinued operations.

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption, the Company had liabilities for unrecognized tax benefits aggregating $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax assets by $1,486, and increased liabilities for FIN 48 by $1,486 on the adoption date. During the three months ended March 31, 2008, there was no change in the Company’s FIN 48 liability.

As of March 31, 2008, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at March 31, 2008 and 2007, respectively.

NOTE 4—EQUITY BASED COMPENSATION

The Company’s total stock-based compensation expense was approximately $698 and $501 for the three months ended March 31, 2008 and 2007, respectively. These amounts were recorded in general and administrative expenses. As of March 31, 2008, the Company had approximately $3,006 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of one year. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its time vesting stock options for which vesting is dependent only on employees providing future service. The following table sets forth information about the weighted-average fair value and the weighted-average assumptions of such options granted during 2006 (there were no options with service condition vesting granted for the year ended December 31, 2007):

2006
Fair value of options on grant date	$9.80
Expected life (years)	9
Risk-free interest rate	4.79%
Expected dividend yield	4.00%
Expected volatility	65%

The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	188,334	$30.39	5.51	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	188,334	$30.39	5.51	—

Exercisable at March 31, 2008	188,334	$30.39	5.51	—

Options – Market Condition Vesting

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 13, 2007 stock option grants are aligned with market performance, as one-third of these stock options each will vest when the Company achieves an increase in the trading price of its common stock (over the $25.95 exercise price) equal to 25%, 30% and 35%, respectively. The Company determined the aggregate grant date fair value of these stock options to be approximately $1,430. The fair value of these options was estimated on the date of grant using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested.

The following table sets forth information about the weighted-average fair value of such options granted and the weighted-average assumptions used for such grants:

2007
Fair value of options on grant date	$5.50
Risk-free interest rate	4.70%
Expected dividend yield	2.70%
Expected volatility	34%

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	260,000	$25.95	9.29
Granted	0	—

Outstanding at March 31, 2008	260,000	$25.95	9.04	—

Exercisable at March 31, 2008	0	—	—	—

Expected to vest at March 31, 2008	260,000	—	—	—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants under the Company’s 2002 Stock Plan and 2004 Incentive Stock Plan for the three months ended March 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	169,834	$25.70
Granted	—	—
Vested	2,500	$22.65
Forfeited	—	—

Nonvested at March 31, 2008	167,334	$25.75

NOTE 5 – DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the quarters ended March 31, 2008 and 2007, the Company closed one and six theatres, respectively, and reported the results of these operations, including gains or losses in disposal, as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

In accordance with SFAS 144, all prior year activity included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table provides information regarding discontinued operations for the periods presented.

	For the three months ended March 31,
	2008	2007
Revenue from discontinued operations	$15	$1,268
Operating loss before income taxes	$(311)	$(477)
Income tax (benefit) for discontinued operations	$(116)	$(179)
Gain on disposal before income taxes	$854	$105
Income tax expense for gain on disposal	$320	$39
Income (loss) from discontinued operations	$339	$(232)

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company, in the normal course of business, is involved in routine litigation and legal proceedings, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that the Company believes will have a material adverse effect, either individually or in the aggregate, on its business or financial position, results of operations or cash flow.

Employment Agreement

The Company is party to an employment agreement with its Chief Executive Officer which is currently in effect until January 31, 2012 and requires annual payments aggregating approximately $900.

NOTE 7—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. For the three months ended March 31, 2008 and 2007, as a result of the Company’s net losses, all common stock equivalents were excluded from the calculation of diluted loss per share given their anti-dilutive affect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2008 we owned, operated or had an interest in 262 theatres with 2,339 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2008, we had 237 theatres with 2,174 screens on a digital-based platform, including 194 theatres with 429 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2008	2007
Average theatres	262	286
Average screens	2,341	2,439
Average attendance per screen	5,230	5,179
Average admission per patron	$6.45	$5.76
Average concessions and other sales per patron	$3.18	$3.00
Total attendance (in thousands)	12,242	12,629
Total revenues (in thousands)	$117,835	$109,341

Total revenues increased approximately 8% to $117.8 million for the three months ended March 31, 2008 compared to $109.3 million for the three months ended March 31, 2007, due to increases in our average admissions and concessions and other sales per patron. Admissions revenue increased approximately 10% to $78.9 million for the three months ended March 31, 2008 from $72.0 million for the same period in 2007. This increase is largely due to an increase of approximately 12% in our average admissions per patron, partially offset by a decrease in attendance. Concessions and other revenue increased approximately 4% to $38.9 million for the three months ended March 31, 2008 compared to $37.4 million for the same period in 2007, due to an increase of approximately 6% in our average concessions and other sales per patron.

We operated 262 theatres with 2,339 screens at March 31, 2008 compared to 283 theatres with 2,427 screens at March 31, 2007.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2008	2007	% Change
Film exhibition costs	$42.2	$38.3	10%
Concession costs	$4.2	$3.6	16%
Other theatre operating costs	$50.3	$46.3	9%
General and administrative expenses	$5.6	$6.0	(6)%
Depreciation and amortization	$9.3	$9.6	(4)%
Loss (gain) on sale of property and equipment	$0.0	$(0.3)	—

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the three months ended March 31, 2008 increased to $42.2 million as compared to $38.3 million for the three months ended March 31, 2007, principally due to an increase in the per film rental rate. As a percentage of admissions revenue, film exhibition costs were 54% for the three months ended March 31, 2008, as compared to 53% for the three months ended March 31, 2007.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended March 31, 2008 increased to $4.2 million as compared to $3.6 million for the three months ended March 31, 2007. As a percentage of concessions and other revenues, concession costs were 11% and 10% for the three months ended March 31, 2008 and 2007, respectively. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2008 increased to $50.3 million as compared to $46.3 million for the three months ended March 31, 2007. The increase in our other theatre operating cost is primarily the result of increased personnel costs, repairs and maintenance and banking fees, partially offset by decreased occupancy costs and insurance costs.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2008 decreased to $5.6 million as compared to $6.0 million for the three months ended March 31, 2007. The decrease in our general and administrative expenses is due primarily to reductions in our incentive compensation and legal and professional fees, partially offset by increased non-cash stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2008 decreased approximately 4% as compared to the three months ended March 31, 2007. The decrease in depreciation and amortization expenses resulted from a combination of lower spending for additions in property, plant, equipment and intangible assets, a portion of our long-lived assets becoming fully depreciated, and the transfer of property, plant and equipment to assets held for sale.

Net loss (gain) on sales of property and equipment. We recognized a loss of $12,000 on the sales of property and equipment for the three months ended March 31, 2008, as compared to a gain of $325,000 for the three months ended March 31, 2007, excluding gains on sales of discontinued operations.

Operating Income. Operating income for the three months ended March 31, 2008 increased 7% to $6.3 million as compared to $5.8 million for the three months ended March 31, 2007. As a percentage of revenues, operating income for the three months ended March 31, 2008 and March 31, 2007 was 5%.

Interest expense, net. Interest expense, net for the three months ended March 31, 2008 decreased 6% to $11.1 million from $11.8 million for the three months ended March 31, 2007. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates.

Income tax. During the first quarter of 2007 we recognized an income tax benefit of $2,462 from continuing operations. Overall, we did not recognize any tax benefit during the first quarter of 2008. At March 31, 2008 and December 31, 2007, our consolidated net deferred tax assets were $78.2 million and $76.6 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

A significant factor in our assessment of the recoverability of the deferred tax asset is our history of cumulative losses during the current and two prior periods. During the second quarter of 2007, we concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in the current period and the preceding two years and determined that a valuation allowance was necessary to fully reserve our deferred tax assets. We have not recognized any income tax benefits since that time. We expect that we will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Income (loss) from discontinued operations, net of tax. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In the first quarters of 2008 and 2007, we closed theatres and reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

The accompanying consolidated statements of operations separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded income from discontinued operations, net of tax for the three months ended March 31, 2008 of $339,000, including gain on disposal of assets, net of tax expense, of $204,000, as compared to a loss of $232,000, including gain on disposal of assets, net of a tax benefit, of $140,000, for the three months ended March 31, 2007.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $32.6 million as of March 31, 2008 compared to working capital deficit of $35.3 million at December 31, 2007.

At March 31, 2008, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $18.1 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2008 compared to net cash used in operating activities of $2.7 million for the three months ended March 31, 2007. This increase in our cash provided by operating activities was due primarily to a reduction in prepaid expenses and an increase in accounts payable. Net cash used in investing activities was $1.5 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $3.6 million for the three months ended March 31, 2007. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment. Capital expenditures were $2.7 million for the three months ended March 31, 2008 and $4.8 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 net cash used in financing activities was $3.7 million compared to net cash used in financing activities of $5.7 million for the three months ended March 31, 2007. Our financing activities include $2.2 million of dividends paid during both the three months ended March 31, 2008 and 2007. The decrease in our net cash used in financing activities is primarily due to a decrease in cash used for the purchase treasury stock.

Our liquidity needs are funded by operating cash flow and availability under our credit agreements. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash needs.

Net Operating Loss Carryforward

As of March 31, 2008, after generating approximately $4.3 million of operating loss carryforwards for the three months ended March 31, 2008, we had approximately $114.5 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020.

We believe that an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, occurred during 2007. The ownership change will subject our net operating loss carryforwards to an annual limitation, which may significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. We are currently analyzing the information to determine the amount of such limitation. We project the federal limitation could be as low as $3.4 million per year, based on information currently available to us. To further refine its estimate of the limitation, the Company must determine whether or not it had a net unrealized built-in gain or loss (“NUBIG” or “NUBIL”) at the date of the ownership change. Generally, a NUBIG or NUBIL is determined based on the difference between the fair market value of the assets and their tax basis. If the computed NUBIG or NUBIL is below a de minimis threshold, the amount of the NUBIG or NUBIL is considered to be zero. Otherwise, certain deductions recognized during the five-year period beginning on the date of ownership change would be subject to limitation when a NUBIL is present. Conversely, the section 382 limitation would be increased by certain income recognized during this five-year period. The Company is currently evaluating whether or not a NUBIG or NUBIL exists.

Material Credit Agreements and Covenant Compliance

In 2005, we entered into a credit agreement with Bear, Stearns & Co. Inc., as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc., as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405 million.

The senior secured credit facilities consist of:

•	a $170 million seven year term loan facility;

•	a $185 million seven year delayed-draw term loan facility; and

•	a $50 million five year revolving credit facility available for general corporate purposes.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125 million.

As of March 31, 2008, we had the following amounts outstanding under each of the facilities described above:

•	$162.5 million was outstanding under our $170 million term loan facility;

•	$138.3 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At March 31, 2008 and 2007, the average interest rate was 6.55% and 8.60%, respectively. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement. As of March 31, 2008, we were in compliance with all of the financial covenants.

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

We have from time to time amended the senior secured credit agreement and recent amendments included, among other items:

•	amending our consolidated leverage ratio such that from and after the effective date the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

amending our consolidated interest coverage ratio such that from and after the effective date the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limiting the aggregate capital expenditures that we may make, or commit to make, to $30 million for any fiscal year, provided, that up to $10 million of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permitting sale-leaseback transactions of up to an aggregate of $175 million.

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

We plan to make a total of approximately $18 million in capital expenditures for calendar year 2008. Pursuant to the eighth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2008, we plan to close 12 of our underperforming theatres as a part of our operating performance improvement plan, two of which were closed during the quarter ended March 31, 2008.

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

The occurrence of these conditions could require us to seek additional funds from external sources or to refinance all or a portion of our existing indebtedness in order to meet our liquidity requirements. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into default under our debt instruments as described above. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. With respect to financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There was no impact to our consolidated financial statements as a result of our adoption of SFAS 157. We do not expect our January 1, 2009 adoption of SFAS 157 for nonfinancial assets and liabilities to have a material affect on our results of operations, financial position or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 at January 1, 2008 did not have an impact on our results of operations or financial position.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product, our capital expenditures, digital cinema implementation and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our senior credit agreement;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal control over our financial reporting;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in Carmike’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weakness described below, as of March 31, 2008, our disclosure controls and procedures were not effective.

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

As of December 31, 2007, we identified the following material weakness in our internal control over financial reporting, which continued to exist as of March 31, 2008:

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

These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at March 31, 2008.

Plan of Remediation for Identified Material Weakness

Management has prepared an action plan for all identified deficiencies at December 31, 2007, including assigning responsibility and due dates. The status of this plan is being monitored by management and reviewed by the Audit Committee periodically. In addition, the 2008 performance goals for certain members of senior management include the remediation and maintenance of effective internal control.

With respect to the identified material weakness, we continue to refine our internal controls, processes and procedures to timely and properly monitor, evaluate and record unusual and non-routine transactions in accordance with GAAP. We will realign responsibilities within our accounting and finance departments. We plan to hire additional resources to focus on research and the application of GAAP and supplement this with assistance from outside advisors for the evaluation of unusual and non-routine transactions. Additionally, we will continue to focus on continuing education for our current accounting and finance staff.

Although the number of spreadsheets has been reduced due to the implementation of new accounting and fixed asset systems, we will implement additional reviews of significant spreadsheets by personnel other than the preparer. Additionally, we will use the available software security to protect complex calculations in our significant spreadsheets to effectively control the integrity and data used in preparation and analysis of accounting and financial information.

Changes in Internal Control Over Financial Reporting

We continue to work on our efforts to improve internal control over financial reporting, including the remediation of the material weakness listed above. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 6, Litigation under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

CARMIKE CINEMAS, INC.

Date: May 12, 2008	By:	/s/ Michael W. Patrick
Michael W. Patrick
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President—Controller
(Principal Accounting Officer)