Form 10-Q
period 2008-06-30
CARMIKE CINEMAS INC
filed 2008-08-11
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,829,481 shares outstanding as of August 1, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$15,339	$21,975
Restricted cash	805	225
Accounts receivable	4,050	4,120
Inventories	1,897	1,668
Prepaid expenses	6,998	5,689

Total current assets	29,089	33,677
Property and equipment:
Land	56,522	56,522
Buildings and building improvements	317,670	317,186
Leasehold improvements	133,126	133,220
Assets under capital leases	70,687	70,195
Equipment	235,761	237,483
Construction in progress	48	511

Total property and equipment	813,814	815,117
Accumulated depreciation and amortization	(333,278)	(317,804)

Property and equipment, net of accumulated depreciation	480,536	497,313

Assets held for sale	7,700	8,398
Other assets	25,351	27,129
Intangible assets, net of accumulated amortization	1,460	1,528

Total assets	$544,136	$568,045

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$22,857	$28,190
Dividends payable	2,245	2,244
Accrued expenses	31,759	33,905
Current maturities of long-term debt, capital leases and long-term financing obligations	4,760	4,648

Total current liabilities	61,621	68,987
Long-term liabilities:
Long-term debt, less current maturities	291,977	298,465
Capital leases and long-term financing obligations, less current maturities	118,377	118,600
Other	12,904	12,983

Total long-term liabilities	423,258	430,048
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	0	0
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,230,872 shares issued and 12,829,481 shares outstanding at June 30, 2008, and 13,222,872 shares issued and 12,822,367 shares outstanding at December 31, 2007	394	394
Treasury stock, 401,391 and 400,505 shares at cost, at June 30, 2008 and December 31, 2007	(10,935)	(10,925)
Paid-in capital	284,605	287,788
Accumulated deficit	(214,807)	(208,247)

Total stockholders’ equity	59,257	69,010

Total liabilities and stockholders’ equity	$544,136	$568,045

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Admissions	$77,057	$83,363	$155,492	$154,912
Concessions and other	41,167	44,765	79,869	81,902

Total operating revenues	118,224	128,128	235,361	236,814

Operating costs and expenses:
Film exhibition costs	43,976	47,281	85,924	85,361
Concession costs	4,451	5,018	8,613	8,617
Other theatre operating costs	47,316	49,489	97,090	95,240
General and administrative expenses	4,647	5,380	10,299	11,393
Depreciation and amortization	9,235	10,420	18,471	20,015
Loss (gain) on sale of property and equipment	522	(1,068)	533	(1,392)

Total operating costs and expenses	110,147	116,520	220,930	219,234

Operating income	8,077	11,608	14,431	17,580

Interest expense, net	10,063	11,862	21,206	23,665
Gain on sale of investments	0	(1,678)	0	(1,678)

Gain (Loss) from continuing operations before income tax	(1,986)	1,424	(6,775)	(4,407)
Income tax expense (benefit) (Note 3)	87	58,415	(81)	56,003

Loss from continuing operations	(2,073)	(56,991)	(6,694)	(60,410)
Income (loss) from discontinued operations, net of tax (Note 5)	(146)	149	134	(167)

Net loss available for common stockholders	$(2,219)	$(56,842)	$(6,560)	$(60,577)

Weighted average shares outstanding:
Basic	12,657	12,614	12,654	12,549
Diluted	12,657	12,614	12,654	12,549

Net loss per common share - Basic:
Loss from continuing operations	$(0.16)	$(4.52)	$(0.53)	$(4.81)
Income (loss) from discontinued operations, net of tax	(0.01)	0.01	0.01	(0.01)

	$(0.17)	$(4.51)	$(0.52)	$(4.82)

Net loss per common share - Diluted:
Loss from continuing operations	$(0.16)	$(4.52)	$(0.53)	$(4.81)
Income (loss) from discontinued operations, net of tax	(0.01)	0.01	0.01	(0.01)

	$(0.17)	$(4.51)	$(0.52)	$(4.82)

Dividends declared per share	$0.175	$0.175	$0.35	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,560)	$(60,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,507	20,206
Amortization of debt issuance costs	1,164	1,078
Deferred income taxes	0	55,903
Stock-based compensation	1,305	1,298
Other	812	602
Gain on sale of property and equipment	(247)	(2,106)
Changes in operating assets and liabilities:
Accounts receivable and inventories	189	(456)
Prepaid expenses and other assets	(729)	263
Accounts payable	(4,382)	(4,954)
Accrued expenses and other liabilities	(2,207)	(676)

Net cash provided by operating activities	7,852	10,581

Cash flows from investing activities:
Purchases of property and equipment	(4,464)	(10,040)
Release (funding) of restricted cash	(580)	361
Proceeds from sale of property and equipment	2,760	5,096

Net cash used in investing activities	(2,284)	(4,583)

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(6,539)	(1,616)
Repayments of capital lease and long-term financing obligations	(1,168)	(638)
Proceeds from long-term financing arrangements	0	239
Issuance of common stock	0	1,203
Purchase of treasury stock	(10)	(2,658)
Dividends paid	(4,487)	(4,385)

Net cash used in financing activities	(12,204)	(7,855)

Decrease in cash and cash equivalents	(6,636)	(1,857)
Cash and cash equivalents at beginning of period	21,975	26,016

Cash and cash equivalents at end of period	$15,339	$24,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,073	$22,324
Income taxes	$0	$0

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$491	$0
Dividends declared not yet paid at end of period	$2,245	$2,245
Non-cash purchase of property and equipment	$205	$2,483

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2008 and 2007

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of June 30, 2008, and the results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first six months of 2008. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Accounting Estimates

In the preparation of financial statements in conformity with GAAP, management must make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, impairment assessments, lease classification, stock-based compensation, employee benefits, income taxes, reserves and other provisions and contingencies. These estimates are based on the information available when recorded. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The Company bases its estimates on historical experience, forecasted performance and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company also assesses potential losses in relation to threatened or pending legal matters. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recognized in the period they are realized.

Discontinued Operations

The results of operations for theatres that have been disposed of or classified as held for sale are eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. Theatres are reported as discontinued operations when the Company no longer has continuing involvement in the theatre operations and the cash flows have been eliminated, which generally occurs when the Company no longer has operations in a given market. See Note 5 – Discontinued Operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS

13. With respect to financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There was no impact to our consolidated financial statements as a result of our adoption of SFAS 157. The impact of adopting SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 is still under consideration by the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition date fair value. SFAS 141(R) applies whenever an acquirer obtains control of one or more businesses. The new standard also requires the following in a business combination:

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

•

restructuring plans be recorded in purchase accounting only if the requirements in FASB statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), are met as of the acquisition date; and

•	adjustments to deferred income taxes, after the purchase accounting allocation period, will be included in income rather than as an adjustment to goodwill.

SFAS 141(R) requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to choose to measure many financial assets and financial liabilities at fair value and report unrealized gains and losses on items for which the fair value option has been elected through earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have an impact on the Company’s results of operations or financial position.

NOTE 2—DEBT

Debt consisted of the following on the dates indicated:

	June 30, 2008	December 31, 2007
Term loan	$162,048	$162,884
Delayed-draw term loan	132,956	138,660

	295,004	301,544
Current maturities	(3,027)	(3,079)

	$291,977	$298,465

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

The interest rate for the Company’s senior secured credit agreement under its outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on

LIBOR and 2.00% to 2.50% for loans based on the base rate. At June 30, 2008, the average interest rate was 6.38%. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

The senior secured credit facilities also contain financial covenants that require the Company to maintain specified ratios of funded debt to adjusted EBITDA, as defined, and adjusted EBITDA to interest expense. As of June 30, 2008, the Company was in compliance with all of the financial covenants.

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

The Company has from time to time amended the senior secured credit agreement, and the most recent amendments included, among other items:

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

NOTE 3—INCOME TAXES

Net Operating Loss Carryforward

At June 30, 2008, the Company had federal and state operating loss carryforwards, before consideration of the limitations described below, of $116,707 to offset the Company’s future taxable income, as compared to $110,221 at December 31, 2007. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

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

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At June 30, 2008 and December 31, 2007, the Company’s consolidated net deferred tax assets were $79,057 and $76,625, respectively, before the effects of any valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the Company’s assessment of the recoverability of its deferred tax asset is its history of cumulative losses during the current and two prior periods. During the second quarter of 2007, the Company concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in the current period and the preceding two years and recorded a valuation allowance to fully reserve its deferred tax assets. The Company has not recognized any income tax benefits since that time. The Company expects that it will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption, the Company had liabilities for unrecognized tax benefits aggregating $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax assets by $1,486, and increased liabilities for FIN 48 by $1,486 on the adoption date. During the six months ended June 30, 2008, there was no change in the Company’s FIN 48 liability.

As of June 30, 2008, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties during the three and six months ended June 30, 2008 and 2007, respectively.

NOTE 4—EQUITY BASED COMPENSATION

The Company’s total stock-based compensation expense was approximately $607 and $797 for the three months ended June 30, 2008 and 2007, respectively and $1,305 and $1,298 for the six months ended June 30, 2008 and 2007, respectively. These amounts were recorded in general and administrative expenses. As of June 30, 2008, the Company had approximately $2,303 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately one year. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its time vesting stock options for which vesting is dependent only on employees providing future service. The following table sets forth information about the weighted-average fair value and the weighted-average assumptions of such options granted during 2006 (there were no options with service condition vesting granted during 2007 and the six months ended June 30, 2008):

2006
Fair value of options on grant date	$9.80
Expected life (years)	9
Risk-free interest rate	4.79%
Expected dividend yield	4.00%
Expected volatility	65%

The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	188,334	$30.39	5.51	—
Exercised	—	—
Forfeited	(23,334)	$35.63

Outstanding at June 30, 2008	165,000	$29.65	5.23	—

Exercisable at June 30, 2008	165,000	$29.65	5.23	—

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	260,000	$25.95	9.29
Granted	0	—

Outstanding at June 30, 2008	260,000	$25.95	8.79	—

Exercisable at June 30, 2008	0	—	—	—

Expected to vest at June 30, 2008	260,000	—	—	—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants under the Company’s 2002 Stock Plan and 2004 Incentive Stock Plan for the six months ended June 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	169,834	$25.70
Granted	12,500	$8.19
Vested	(17,500)	$25.26
Forfeited	(2,500)	$25.95

Nonvested at June 30, 2008	162,334	$24.40

NOTE 5—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2008 and 2007, the Company closed five and three theatres, respectively and for the six months ended June 30, 2008 and 2007, the Company closed six and nine theatres, respectively. The Company reported the results of these operations, including gains or losses on disposal, as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

In accordance with SFAS 144, all prior year activity included in the accompanying condensed consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated in the accompanying condensed consolidated balance sheets as they are not material.

The following table provides information regarding discontinued operations for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2008	2007	2008	2007
Revenue from discontinued operations	$101	$2,007	$814	$3,930
Operating gain (loss) before income taxes	$(233)	$239	$215	$(267)

Income tax benefit	$(60)	$(138)	$(212)	$(367)
Gain (loss) on disposal before income taxes	$(74)	$608	$780	$714
Income tax expense (benefit) for gain on disposal	$(27)	$228	$293	$267
Income (loss) from discontinued operations	$(146)	$149	$134	$(167)

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

Employment Agreement

The Company is party to an employment agreement with its chief executive officer which is currently in effect until January 31, 2012 and requires annual payments aggregating approximately $850.

NOTE 7—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, all common stock equivalents aggregating 601,501 and 609,210 for the three and six months ended June 30, 2008, respectively, and 459,250 and 435,250 for the three and six months ended June 30, 2007, respectively, were excluded from the calculation of diluted loss per share for all such periods given their anti-dilutive effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2008 we owned, operated or had an interest in 257 theatres with 2,308 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2008, we had 235 theatres with 2,170 screens on a digital-based platform, including 193 theatres with 428 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and June 30, 2007

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average theatres	259	279	261	283
Average screens	2,318	2,412	2,329	2,425
Average attendance per screen	5,403	6,006	10,632	11,180
Average admission per patron	$6.16	$5.84	$6.30	$5.81
Average concessions and other sales per patron	$3.29	$3.14	$3.24	$3.07
Total attendance (in thousands)	12,524	14,487	24,766	27,116
Total revenues (in thousands)	$118,224	$128,128	$235,361	$236,814

Total revenue decreased approximately 8% to $118.2 million for the three months ended June 30, 2008 compared to $128.1 million for the three months ended June 30, 2007, due to the closure of underperforming theatres and a decrease in the average attendance per screen offset by an increase in average admissions per patron and concessions and other sales per patron. Total revenues decreased approximately 1% to $235.4 million for the six months ended June 30, 2008 compared to $236.8 million for the six months ended June 30, 2007, due to the closure of underperforming theatres and a decrease in the average attendance per screen offset by an increase in average admissions per patron and concessions and other sales per patron.

Admissions revenue decreased approximately 8% to $77.1 million for the three months ended June 30, 2008 from $83.4 million for the same period in 2007, due to a decrease in our average attendance per screen offset by an increase in average admissions per patron. Admissions revenue increased less than 1% to $155.5 million for the six months ended June 30, 2008 from $154.9 million for the same period in 2007, due to an increase in our average admissions per patron that was offset by a decrease in average attendance per screen.

Concessions and other revenue decreased approximately 8% to $41.2 million for the three months ended June 30, 2008 compared to $44.8 million for the same period in 2007, due to a decrease in attendance offset by an increase in our average concessions and other sales per patron. Concessions and other revenue decreased approximately 2% to $79.9 million for the six months ended June 30, 2008 compared to $81.9 million for the same period in 2007, due to a decrease in attendance offset by an increase in our average concessions and other sales per patron.

We operated 257 theatres with 2,308 screens at June 30, 2008 compared to 276 theatres with 2,399 screens at June 30, 2007.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended June 30,
($’s in thousands)	2008	2007	% Change
Film exhibition costs	$43,976	$47,281	(7)%
Concession costs	$4,451	$5,018	(11)%
Other theatre operating costs	$47,316	$49,489	(4)%
General and administrative expenses	$4,647	$5,380	(14)%
Depreciation and amortization	$9,235	$10,420	(11)%
Loss (gain) on sale of property and equipment	$522	$(1,068)	(149)%

	Six Months Ended June 30,
($’s in thousands)	2008	2007	% Change
Film exhibition costs	$85,924	$85,361	1%
Concession costs	$8,613	$8,617	(0)%
Other theatre operating costs	$97,090	$95,240	2%
General and administrative expenses	$10,299	$11,393	(10)%
Depreciation and amortization	$18,471	$20,015	(8)%
Loss (gain) on sale of property and equipment	$533	$(1,392)	(138)%

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the three months ended June 30, 2008 decreased to $44.0 million as compared to $47.3 million for the three months ended June 30, 2007 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs were 57% for the three months ended June 30, 2008 and June 30, 2007. Film exhibition costs for the six months ended June 30, 2008 increased to $85.9 million as compared to $85.4 million for the six months ended June 30, 2007 due to a slight increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55% for the six months ended June 30, 2008 and June 30, 2007.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended June 30, 2008 decreased to $4.5 million as compared to $5.0 million for the three months ended June 30, 2007 due to a decrease in concessions revenue primarily as a result of a decrease in attendance offset by an increase in average concessions and other sales per patron. As a percentage of concessions and other revenues, concession costs were 11% for the three months ended June 30, 2008 and 2007. Concession costs were flat at $8.6 million for the six months ended June 30, 2008 and 2007 due to an increase in average concessions and other sales per patron offset by a decrease in attendance. As a percentage of concessions and other revenues, concession costs were 11% for the six months ended June 30, 2008 and 2007. Our focus continues to be a limited concessions offering of high margin products; such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2008 decreased to $47.3 million as compared to $49.5 million for the three months ended June 30, 2007. The decrease in our other theatre operating costs is primarily the result of decreased personnel costs and occupancy costs. Other theatre operating costs for the six months ended June 30, 2008 increased to $97.1 million as compared to $95.2 million for the six months ended June 30, 2007. The increase in our other theatre operating costs is primarily the result of increased maintenance costs which were partially offset by decreased personnel costs and occupancy costs.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2008 decreased to $4.6 million as compared to $5.4 million for the three months ended June 30, 2007. General and administrative expenses for the six months ended June 30, 2008 decreased to $10.3 million as compared to $11.4 million for the six months ended June 30, 2007. The decrease in our general and administrative expenses is due primarily to reductions in our salaries and wages expense, incentive compensation and legal and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 2008 decreased approximately 11% as compared to the three months ended June 30, 2007. Depreciation and amortization expenses for the six months ended June 30, 2008 decreased approximately 8% as compared to the six months ended June 30, 2007. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net loss (gain) on sales of property and equipment. We recognized a loss of $522,000 on the sales of property and equipment for the three months ended June 30, 2008, as compared to a gain of $1.1 million for the three months ended June 30, 2007. We recognized a loss of $533,000 on the sales of property and equipment for the six months ended June 30, 2008, as compared to a gain of $1.4 million for the six months ended June 30, 2007.

Operating Income. Operating income for the three months ended June 30, 2008 decreased 30% to $8.1 million as compared to $11.6 million for the three months ended June 30, 2007. As a percentage of revenues, operating income for the three months ended June 30, 2008 was 7% as compared to 9% for the three months ended June 30, 2007. Operating income for the six months ended June 30, 2008 decreased 18% to $14.4 million as compared to $17.6 million for the six months ended June 30, 2007. As a percentage of revenues, operating income for the six months ended June 30, 2008 was 6% as compared to 7% for the six months ended June 30, 2007. These fluctuations are the result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2008 decreased 15% to $10.1 million from $11.9 million for the three months ended June 30, 2007. Interest expense, net for the six months ended June 30, 2008 decreased 10% to $21.2 million from $23.7 million for the six months ended June 30, 2007. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates. Interest income, included in interest expense, net, was $25,000 and $135,000 for the three and six months ended June 30, 2008, respectively, as compared to $98,000 and $267,000 for the same periods in 2007.

Income tax. During the first six months of 2007 and 2008 we did not recognize any tax benefit. At June 30, 2008 and December 31, 2007, our consolidated net deferred tax assets were $79.1 million and $76.6 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

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

Income (loss) from discontinued operations, net of tax. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2008 and 2007, we closed five and three theatres, respectively, and for the six months ended June 30, 2008 and 2007, we closed six and nine theatres, respectively, and reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded a loss from discontinued operations, net of tax expenses, for the three months ended June 30, 2008 of $146,000 as compared to a gain of $149,000 for the three months ended June 30, 2007. The results from discontinued operations include a loss on disposal of assets, net of tax expense, of $47,000 for the three months ended June 30, 2008 as compared to a gain of $380,000 for the three months ended June 30, 2007. We recorded income from discontinued operations, net of tax for the six months ended June 30, 2008 of $134,000 as compared to a loss of $167,000 for the six months ended June 30, 2007. The results from discontinued operations include a gain on disposal of assets, net of tax expenses, of $487,000 and $447,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $32.5 million as of June 30, 2008 compared to working capital deficit of $35.3 million at December 31, 2007.

At June 30, 2008, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $15.3 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Material Credit Agreements and Covenant Compliance.”

Net cash provided by operating activities was $7.9 million for the six months ended June 30, 2008 compared to $10.6 million for the six months ended June 30, 2007. This decrease in our cash provided by operating activities was due primarily to a reduction in accounts payable and accrued expenses. Net cash used in investing activities was $2.3 million for the six months ended June 30, 2008, compared to $4.6 million for the six months ended June 30, 2007. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment. Capital expenditures were $4.5 million for the six months ended June 30, 2008 and $10.0 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash used in financing activities was $12.2 million compared to $7.9 million for the six months ended June 30, 2007. Our financing activities include $4.5 million of dividends paid during both the six months ended June 30, 2008 and 2007. The increase in our net cash used in financing activities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily due to a $5 million unscheduled repayment of long-term debt offset by a decrease in cash used for the purchase of treasury stock.

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

Net Operating Loss Carryforward

As of June 30, 2008, after generating approximately $6.5 million of operating loss carryforwards for the six months ended June 30, 2008, we had approximately $116.7 million of federal and state operating loss carryforwards with which to offset our future taxable income, before consideration of the limitations described in Note 3-Income Taxes. The federal and state net operating loss carryforwards will begin to expire in the year 2020.

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

As of June 30, 2008, we had the following amounts outstanding under each of the facilities described above:

•	$162.0 million was outstanding under our $170 million term loan facility;

•	$133.0 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.0% to 3.5% for loans based on LIBOR and 2.0% to 2.5% for loans based on the base rate. As of June 30, 2008 and 2007, the average interest rate was 6.38% and 8.61%, respectively. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA and adjusted EBITDA to interest expense. The terms governing each of these ratios are defined in the credit agreement. As of June 30, 2008, we were in compliance with all of the financial covenants.

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

We have from time to time amended the senior secured credit agreement and the most recent amendments included, among other items:

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

We plan to make a total of approximately $13 million in capital expenditures for calendar year 2008. Pursuant to the eighth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2008, we plan to close 16 of our underperforming theatres as a part of our operating performance improvement plan, five of which were closed during the quarter ended June 30, 2008.

Our ability to service our indebtedness, particularly our term loans that are due through 2012, will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Our 2007 operating results were significantly lower than expectations, principally due to declines in box office attendance. As a result of the deterioration in 2007 results, as well as other factors, we recorded substantial goodwill and long-lived asset impairment charges and also fully reserved our deferred tax assets. Based upon our current level of operations, and our 2008 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreements will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our liquidity needs are not met and we are unable to service our indebtedness, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable.

The following are some factors that could affect our ability to generate sufficient cash from operations:

•	further substantial declines in box office attendance, as a result of a continued general economic downturn, competition and a lack of consumers’ acceptance of the movie products in our markets;

•	inability to achieve targeted admissions and concessions price increases, due to competition in our markets.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. With respect to financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There was no impact to our consolidated financial statements as a result of our adoption of SFAS 157. The impact of adopting SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 is still under consideration by the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition date fair value. SFAS 141(R) applies whenever an acquirer obtains control of one or more businesses. The new standard also requires the following in a business combination:

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
•

restructuring plans be recorded in purchase accounting only if the requirements in FASB statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), are met as of the acquisition date; and

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

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our strategies, sources of liquidity, the availability of film product, our capital expenditures, digital cinema implementation and the opening and closing of theatres (including our operating performance improvement plan). These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weakness described below, as of June 30, 2008, our disclosure controls and procedures were not effective.

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

As of December 31, 2007, we identified the following material weakness in our internal control over financial reporting, which continued to exist as of June 30, 2008:

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

These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at June 30, 2008.

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

With respect to the identified material weakness, we continue to refine our internal controls, processes and procedures to timely and properly monitor, evaluate and record unusual and non-routine transactions in accordance with GAAP. We have begun the process of realigning responsibilities within our accounting and finance departments. We have hired additional resources to focus on research and the application of GAAP and supplement this with assistance from outside advisors for the evaluation of unusual and non-routine transactions. Additionally, we will continue to focus on continuing education for our current accounting and finance staff.

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

Changes in Internal Control Over Financial Reporting

We continue to work on our efforts to improve internal control over financial reporting, including the remediation of the material weakness listed above. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 22, 2008, seven directors were elected to the Board of Directors with the following votes:

Name	For	Withheld
Michael W. Patrick	11,944,013	270,999
Alan J. Hirschfield	11,955,939	259,073
S. David Passman III	11,685,439	529,573
Carl L. Patrick, Jr.	11,942,600	272,412
Roland C. Smith	11,747,411	467,601
Fred W. Van Noy	12,019,351	195,661
Patricia A. Wilson	11,685,439	529,573

At the same meeting, the following proposal was voted upon and approved:

Approval of an amendment to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan to increase the maximum number of shares of common stock that my be issued pursuant to stock grants.

For	Against	Abstain	Broker Non-Vote
8,453,921	2,789,181	75,113	896,797

At the same meeting, the following proposal was voted upon and approved:

Approval of an amendment to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan.

For	Against	Abstain	Broker Non-Vote
8,442,537	2,800,466	75,212	896,797

At the same meeting, the following proposal was voted upon and approved:

Ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2008.

For	Against	Abstain	Broker Non-Vote
12,198,596	15,051	1,365	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed November 13, 2007 and incorporated herein by reference).

10.1	Carmike Cinemas, Inc. 2004 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 22, 2008 (filed as Appendix A to Carmike’s proxy statement filed on April 21, 2008 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 7 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: August 11, 2008	By:	/s/ Michael W. Patrick
Michael W. Patrick
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President - Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President - Controller
(Principal Accounting Officer)