Form 10-Q
period 2008-09-30
CARMIKE CINEMAS INC
filed 2008-11-10
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,828,890 shares outstanding as of November 3, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,825	$21,975
Restricted cash	47	225
Accounts receivable	2,965	4,120
Inventories	2,346	1,668
Prepaid expenses	6,046	5,689

Total current assets	19,229	33,677

Property and equipment:
Land	55,458	56,522
Buildings and building improvements	317,254	317,186
Leasehold improvements	133,638	133,220
Assets under capital leases	70,687	70,195
Equipment	234,518	237,483
Construction in progress	772	511

Total property and equipment	812,327	815,117
Accumulated depreciation and amortization	(340,580)	(317,804)

Property and equipment, net of accumulated depreciation	471,747	497,313

Assets held for sale	6,374	8,398
Other assets	24,437	27,129
Intangible assets, net of accumulated amortization	1,426	1,528

Total assets	$523,213	$568,045

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$15,916	$28,190
Dividends payable	—	2,244
Accrued expenses	30,475	33,905
Current maturities of long-term debt, capital leases and long-term financing obligations	4,667	4,648

Total current liabilities	51,058	68,987

Long-term liabilities:
Long-term debt, less current maturities	281,323	298,465
Capital leases and long-term financing obligations, less current maturities	118,276	118,600
Other	13,043	12,983

Total long-term liabilities	412,642	430,048

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,230,872 shares issued and 12,828,890 shares outstanding at September 30, 2008, and 13,222,872 shares issued and 12,822,367 shares outstanding at December 31, 2007	394	394
Treasury stock, 401,982 and 400,505 shares at cost, at September 30, 2008 and December 31, 2007	(10,938)	(10,925)
Paid-in capital	285,059	287,788
Accumulated deficit	(215,002)	(208,247)

Total stockholders’ equity	59,513	69,010

Total liabilities and stockholders’ equity	$523,213	$568,045

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Admissions	$81,051	$87,056	$236,148	$241,542
Concessions and other	41,829	45,649	121,427	127,260

Total operating revenues	122,880	132,705	357,575	368,802

Operating costs and expenses:
Film exhibition costs	45,732	48,033	131,444	133,163
Concession costs	4,771	4,841	13,356	13,427
Other theatre operating costs	49,417	50,683	146,016	145,469
General and administrative expenses	4,579	5,338	14,869	16,731
Depreciation and amortization	9,981	9,759	28,420	29,746
Loss (gain) on sale of property and equipment	(1,303)	138	(770)	(1,254)

Total operating costs and expenses	113,177	118,792	333,335	337,282

Operating income	9,703	13,913	24,240	31,520

Interest expense, net	9,769	11,814	30,975	35,479
Gain on sale of investments	(226)	(22)	(226)	(1,700)

Income (loss) from continuing operations before income tax	160	2,121	(6,509)	(2,259)
Income tax expense (Note 3)	136	53	92	56,066

Income (loss) from continuing operations	24	2,068	(6,601)	(58,325)
Loss from discontinued operations, net of tax (Note 5)	(227)	(88)	(154)	(272)

Net income (loss) available for common stockholders	$(203)	$1,980	$(6,755)	$(58,597)

Weighted average shares outstanding:
Basic	12,667	12,650	12,660	12,588
Diluted	12,667	12,650	12,660	12,588

Net income (loss) per common share—Basic:
Income (loss) from continuing operations	$.00	$.16	$(.52)	$(4.63)
Loss from discontinued operations, net of tax	(.02)	(.01)	(.01)	(.02)

	$(.02)	$.15	$(.53)	$(4.65)

Net income (loss) per common share—Diluted:
Income (loss) from continuing operations	$.00	$.16	$(.52)	$(4.63)
Loss from discontinued operations, net of tax	(.02)	(.01)	(.01)	(.02)

	$(.02)	$.15	$(.53)	$(4.65)

Dividends declared per share	$—	$.175	$.350	$.525

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
		(Unaudited)
Cash flows from operating activities:
Net loss	$(6,755)	$(58,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,505	30,055
Amortization of debt issuance costs	1,693	1,607
Deferred income taxes	—	55,903
Stock-based compensation	1,759	2,055
Other	1,168	819
Gain on sale of investments	(226)	(1,700)
Gain on sale of property and equipment	(1,549)	(1,963)
Changes in operating assets and liabilities:
Accounts receivable and inventories	817	(639)
Prepaid expenses and other assets	(1,112)	822
Accounts payable	(11,561)	(9,091)
Accrued expenses and other liabilities	(3,343)	(1,799)

Net cash provided by operating activities	9,396	17,472

Cash flows from investing activities:
Purchases of property and equipment	(6,961)	(16,360)
Release of restricted cash	178	344
Proceeds from sale of investments	2,700	1,700
Proceeds from sale of property and equipment	6,162	5,185

Net cash provided by (used in) investing activities	2,079	(9,131)

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(17,296)	(2,423)
Repayments of capital lease and long-term financing obligations	(1,584)	(985)
Proceeds from long-term financing arrangements	—	239
Issuance of common stock	—	1,198
Debt issuance costs	—	(69)
Purchase of treasury stock	(13)	(2,667)
Dividends paid	(6,732)	(6,629)

Net cash used in financing activities	(25,625)	(11,336)

Decrease in cash and cash equivalents	(14,150)	(2,995)
Cash and cash equivalents at beginning of period	21,975	26,016

Cash and cash equivalents at end of period	$7,825	$23,021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$29,298	$33,714
Income taxes	$—	$—

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$491	$—
Dividends declared not yet paid at end of period	$—	$2,244
Non-cash proceeds from sale of property	$750	$—
Non-cash purchase of property and equipment	$442	$1,509

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2008 and 2007

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of September 30, 2008, and the results of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first nine months of 2008. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews the carrying value of long-lived assets for potential impairment. This review is performed on a quarterly basis or when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events include, but are not limited to, the entrance of new competition into the market, decisions to close a theatre, or a significant decrease in the operating performance of the long-lived asset. For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is primarily estimated using the discounted future cash flow of the assets with consideration of other valuation techniques.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. With respect to financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There was no impact to our consolidated financial statements as a result of our adoption of SFAS 157. The impact of adopting SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 is still under consideration by the Company.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2—DEBT

Debt consisted of the following on the dates indicated:

	September 30, 2008	December 31, 2007
Term loan	$161,631	$162,884
Delayed-draw term loan	122,617	138,660

	284,248	301,544
Current maturities	(2,925)	(3,079)

	$281,323	$298,465

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

The interest rate for the Company’s senior secured credit agreement under its outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At September 30, 2008, the average interest rate was 6.38%. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

Debt Covenants

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

The Company has from time to time amended the senior secured credit agreement, and the most recent amendments included, among other items:

•

amending the Company’s consolidated leverage ratio such that from and after October 17, 2007 the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

amending the Company’s consolidated interest coverage ratio such that from and after October 17, 2007 the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limiting the aggregate capital expenditures that the Company may make, or commit to make, to $30,000 for any fiscal year, provided that up to $10,000 of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permitting sale-leaseback transactions of up to an aggregate of $175,000.

Debt Covenant Compliance

As of September 30, 2008, the Company was in compliance with all of the financial covenants in its senior secured credit agreement. While the Company currently believes that it will remain in compliance with these financial covenants as of December 31, 2008 based on current projections, it is possible that the Company may not comply with some or all of its financial covenants as of December 31, 2008 or in the future. In order to avoid such non-compliance, the Company has the ability to reduce, postpone or cancel certain identified discretionary spending in the quarter ending December 31, 2008. The Company could also seek waivers or amendments to the senior secured credit agreement in order to avoid non-compliance. However, the Company can provide no assurance that it will successfully obtain such waivers or amendments from its lenders. If the Company is unable to comply with some or all of the financial or non-financial covenants and if it fails to obtain future waivers or amendments to the senior secured credit agreement, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the Company’s revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

NOTE 3—INCOME TAXES

Net Operating Loss Carryforward

At September 30, 2008, the Company had federal and state operating loss carryforwards, before consideration of the limitations described below, of $116,871 to offset the Company’s future taxable income, as compared to $110,221 at December 31, 2007. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

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

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At September 30, 2008 and December 31, 2007, the Company’s consolidated net deferred tax assets were $79,232 and $76,625, respectively, before the effects of any valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

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

Income Tax Uncertainties

The Company adopted the provisions of the FASB’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, as amended” (“FIN 48”) on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption, the Company had liabilities for unrecognized tax benefits aggregating $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax assets by $1,486, and increased liabilities for FIN 48 by $1,486 on the adoption date. During the nine months ended September 30, 2008, there was a release of $113 to the Company’s FIN 48 liability due to the lapse of the statute of limitations.

As of September 30, 2008, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties during the three and nine months ended September 30, 2008 and 2007, respectively.

NOTE 4—EQUITY BASED COMPENSATION

The Company’s total stock-based compensation expense was approximately $455 and $757 for the three months ended September 30, 2008 and 2007, respectively, and $1,759 and $2,055 for the nine months ended September 30, 2008 and 2007, respectively. These amounts were recorded in general and administrative expenses. As of September 30, 2008, the Company had approximately $1,956 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately one year. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its time vesting stock options for which vesting is dependent only on employees providing future service.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	188,334	$30.39	5.76	—
Exercised	—	—	—	—
Forfeited	(23,334)	$35.63	—	—

Outstanding at September 30, 2008	165,000	$29.65	4.98	—

Exercisable at September 30, 2008	165,000	$29.65	4.98	—

Options – Market Condition Vesting

On April 13, 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 13, 2007 stock option grants are aligned with market performance, as one-third of these stock options each will vest when the Company achieves an increase in the trading price of its common stock (over the $25.95 exercise price) equal to 25%, 30% and 35%, respectively. The Company determined the aggregate grant date fair value of these stock options to be approximately $1,430. The fair value of these options was estimated on the date of grant using a Monte Carlo simulation model and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested.

The following table sets forth information about the weighted-average fair value of such options granted and the weighted-average assumptions used for such grants:

2007
Fair value of options on grant date	$5.50
Risk-free interest rate	4.70%
Expected dividend yield	2.70%
Expected volatility	34%

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	260,000	$25.95	9.29	—
Granted	—	—	—	—

Outstanding at September 30, 2008	260,000	$25.95	8.54	—

Exercisable at September 30, 2008	—	—	—	—

Expected to vest at September 30, 2008	—	—	—	—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants under the Company’s 2002 Stock Plan and 2004 Incentive Stock Plan for the nine months ended September 30, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	169,834	$25.70
Granted	12,500	$8.19
Vested	(19,166)	$24.75
Forfeited	(2,500)	$25.95

Nonvested at September 30, 2008	160,668	$24.45

NOTE 5—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2008 and 2007, the Company closed five and four theatres, respectively, and for the nine months ended September 30, 2008 and 2007, the Company closed ten and fourteen theatres, respectively. The Company reported the results of these operations, including gains or losses on disposal, as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

In accordance with SFAS 144, all prior year activity included in the accompanying condensed consolidated statements of operations has been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated in the accompanying condensed consolidated balance sheets as they are not material.

The following table provides information regarding discontinued operations for the periods presented.

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue from discontinued operations	$261	$2,569	$1,739	$7,217
Operating loss	$(363)	$(136)	$(1,025)	$(1,144)
Income tax benefit	$136	$51	$385	$429
Gain (loss) on disposal before income taxes	$0	$(5)	$779	$709
Income tax (expense) benefit for gain on disposal	$0	$2	$(293)	$(266)
(Loss) from discontinued operations	$(227)	$(88)	$(154)	$(272)

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

NOTE 7—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. All common stock equivalents aggregating 586,501 and 601,710 for the three and nine months ended September 30, 2008, respectively, and 630,334 and 520,792 for the three and nine months ended September 30, 2007, respectively, were excluded from the calculation of diluted loss per share for all such periods given their anti-dilutive effect.

NOTE 8— SALE OF INTEREST IN SOUTHBRIDGE PARTNERSHIP

On August 29, 2008, the Company sold an equity method investment in the Southbridge V Partnership for $2,700,000 (the “Southbridge Transaction”). As a result of the Southbridge Transaction, the Company recorded a gain of $225,976 in its results of operations for the three and nine months ended September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and as of September 30, 2008 we owned, operated or had an interest in 250 theatres with 2,276 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of September 30, 2008, we had 231 theatres with 2,147 screens on a digital-based platform, including 194 theatres with 430 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

Our business depends to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. Our results of operations vary from period to period based upon the number and popularity of the films we show in our theatres. A disruption in the production of motion pictures, a lack of motion pictures, or the failure of motion pictures to attract the patrons in our theatre markets will likely adversely affect our business and results of operations.

Our revenue also varies significantly depending upon the timing of the film releases by distributors. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable films are usually released during the summer months and the year-end holiday season, and we usually earn more during those periods than in other periods during the year. As a result, the timing of such releases affects our results of operations, which may vary significantly from quarter to quarter and year to year.

We compete with other motion picture exhibitors and a number of other film delivery methods, including DVDs and video cassettes, as well as video-on-demand, pay-per view services and downloads via the Internet. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants. A prolonged economic downturn could materially affect our business by reducing amounts consumers spend on entertainment including attending movies and purchasing concessions. Any reduction in consumer confidence or disposable income in general may affect the demand for movies or severely impact the motion picture production industry such that our business and operations could be adversely affected.

The ultimate performance of our film product any time during the calendar year will have a dramatic impact on our cash needs. In addition, the seasonal nature of the exhibition industry and positioning of film product makes our needs for cash vary significantly from quarter to quarter. Generally, our liquidity needs are funded by operating cash flow, available funds under our credit agreement and short term float. Our ability to generate this cash will depend largely on future operations.

In light of the continuing challenging conditions in the credit markets and the wider economy, we continue to incur operating losses and focus on operating performance improvements, including managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to reducing our overall leverage. To this end, during the three and nine months ended September 30, 2008, we made voluntary pre-payments to reduce bank debt of $10 million and $15 million, respectively, and in September 2008 we announced our decision to suspend our quarterly dividend. In addition, we continue to sell surplus property in order to deleverage our balance sheet.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and September 30, 2007

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average theatres	254	274	258	280
Average screens	2,295	2,387	2,318	2,412
Average attendance per screen	5,678	6,417	16,306	17,588
Average admission per patron	$6.23	$5.79	$6.28	$5.80
Average concessions and other sales per patron	$3.22	$3.04	$3.23	$3.06
Total attendance (in thousands)	13,029	15,314	37,795	42,430
Total revenues (in thousands)	$122,880	$132,705	$357,575	$368,802

Total revenue decreased approximately 7% to $122.9 million for the three months ended September 30, 2008 compared to $132.7 million for the three months ended September 30, 2007, due to the closure of underperforming theatres and a decrease in the average attendance per screen offset by an increase in average admissions per patron and concessions and other sales per patron. Total revenues decreased approximately 3% to $357.6 million for the nine months ended September 30, 2008 compared to $368.8 million for the nine months ended September 30, 2007, due to the closure of underperforming theatres and a decrease in the average attendance per screen offset by an increase in average admissions per patron and concessions and other sales per patron.

Admissions revenue decreased approximately 7% to $81.1 million for the three months ended September 30, 2008 from $87.1 million for the same period in 2007, due to a decrease in our average attendance per screen offset by an increase in average admissions per patron. Admissions revenue decreased approximately 2% to $236.1 million for the nine months ended September 30, 2008 from $241.5 million for the same period in 2007, due to a decrease in our average attendance per screen offset by an increase in average admissions per patron.

Concessions and other revenue decreased approximately 8% to $41.8 million for the three months ended September 30, 2008 compared to $45.6 million for the same period in 2007, due to a decrease in attendance offset by an increase in our average concessions and other sales per patron. Concessions and other revenue decreased approximately 5% to $121.4 million for the nine months ended September 30, 2008 compared to $127.3 million for the same period in 2007, due to a decrease in attendance offset by an increase in our average concessions and other sales per patron.

We operated 250 theatres with 2,276 screens at September 30, 2008 compared to 270 theatres with 2,369 screens at September 30, 2007.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended September 30,		% Change
($’s in thousands)	2008	2007
Film exhibition costs	$45,732	$48,033	(5)%
Concession costs	$4,771	$4,841	(1)%
Other theatre operating costs	$49,417	$50,683	(2)%
General and administrative expenses	$4,579	$5,338	(14)%
Depreciation and amortization	$9,981	$9,759	2%
Loss (gain) on sale of property and equipment	$(1,303)	$138	(1,044)%

	Nine Months Ended September 30,		% Change
($’s in thousands)	2008	2007
Film exhibition costs	$131,444	$133,163	(1)%
Concession costs	$13,356	$13,427	(1)%
Other theatre operating costs	$146,016	$145,469	—
General and administrative expenses	$14,869	$16,731	(11)%
Depreciation and amortization	$28,420	$29,746	(4)%
Gain on sale of property and equipment	$(770)	$(1,254)	(39)%

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the three months ended September 30, 2008 decreased to $45.7 million as compared to $48.0 million for the three months ended September 30, 2007 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs for the three months ended September 30, 2008 were 56% as compared to 55% for the three months ended September 30, 2007 primarily as a result of a higher percentage of revenues generated by top tier films. Film exhibition costs for the nine months ended September 30, 2008 decreased to $131.4 million as compared to $133.2 million for the nine months ended September 30, 2007 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs for the nine months ended September 30, 2008 were 56% as compared to 55% for the nine months ended September 30, 2007 primarily as a result of a higher percentage of revenues generated by top tier films.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs equaled approximately $4.8 million for the three months ended September 30, 2008 and 2007 due to an increase in average concessions and other sales per patron offset by higher product costs. As a percentage of concessions and other revenues, concession costs were 11% for the three months ended September 30, 2008 and 2007. Concession costs equaled $13.4 million for the nine months ended September 30, 2008 and September 30, 2007 due to an increase in average concessions and other sales per patron offset by higher product costs. As a percentage of concessions and other revenues, concession costs were 11% for the nine months ended September 30, 2008 and 2007. Our focus continues to be a limited concessions offering of high margin products; such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2008 decreased to $49.4 million as compared to $50.7 million for the three months ended September 30, 2007. The decrease in our other theatre operating costs is primarily the result of decreased personnel costs and occupancy costs. Other theatre operating costs for the nine months ended September 30, 2008 increased to $146.0 million as compared to $145.5 million for the nine months ended September 30, 2007 due to increased maintenance costs which were offset by decreased personnel costs and occupancy costs.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2008 decreased to $4.6 million as compared to $5.3 million for the three months ended September 30, 2007. General and administrative expenses for the nine months ended September 30, 2008 decreased to $14.9 million as compared to $16.7 million for the nine months ended September 30, 2007. The decrease in our general and administrative expenses is due to reductions in our salaries and wages expense, incentive compensation and legal and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 2008 increased approximately 2% as compared to the three months ended September 30, 2007. The increase in depreciation and amortization expenses resulted from $200,000 of additional depreciation expense on assets that were reclassified from assets held for sale into depreciable property and equipment. Depreciation and amortization expenses for the nine months ended September 30, 2008 decreased approximately 4% as compared to the nine months ended September 30, 2007. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net loss (gain) on sales of property and equipment. We recognized a gain of $1.3 million on the sales of property and equipment for the three months ended September 30, 2008, as compared to a loss of $138,000 for the three months ended September 30, 2007. We recognized a gain of $770,000 on the sales of property and equipment for the nine months ended September 30, 2008, as compared to a gain of $1.3 million for the nine months ended September 30, 2007.

Operating Income. Operating income for the three months ended September 30, 2008 decreased 30% to $9.7 million as compared to $13.9 million for the three months ended September 30, 2007. As a percentage of revenues, operating income for the three months ended September 30, 2008 was 8% as compared to 10% for the three months ended September 30, 2007. Operating income for the nine months ended September 30, 2008 decreased 23% to $24.2 million as compared to $31.5 million for the nine months ended September 30, 2007. As a percentage of revenues, operating income for the nine months ended September 30, 2008 was 7% as compared to 9% for the nine months ended September 30, 2007. These fluctuations are the result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended September 30, 2008 decreased 17% to $9.8 million from $11.8 million for the three months ended September 30, 2007. Interest expense, net for the nine months ended September 30, 2008 decreased 13% to $31.0 million from $35.5 million for the nine months ended September 30, 2007. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates. Interest income, included in interest expense, net, was $78,000 and $213,000 for the three and nine months ended September 30, 2008, respectively, as compared to $365,000 and $632,000 for the same periods in 2007.

Income tax. During the first nine months of 2007 and 2008 we did not recognize any tax benefit. At September 30, 2008 and December 31, 2007, our consolidated net deferred tax assets were $79.2 million and $76.6 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

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

Income (loss) from discontinued operations, net of tax. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2008 and 2007, we closed five and four theatres, respectively, and for the nine months ended September 30, 2008 and 2007, we closed ten and 14 theatres, respectively, and reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results of operations from discontinued operations through the respective dates of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded a loss from discontinued operations, net of tax expenses, for the three months ended September 30, 2008 of $227,000 as compared to a loss of $88,000 for the three months ended September 30, 2007. The results from discontinued operations do not include a loss on disposal of assets, net of tax expense, for the three months ended September 30, 2008 as compared to a loss of $5,000 for the three months ended September 30, 2007. We recorded a loss from discontinued operations, net of tax for the nine months ended September 30, 2008 of $154,000 as compared to a loss of $272,000 for the nine months ended September 30, 2007. The results from discontinued operations include a gain on disposal of assets, net of tax expenses, of $487,000 and $443,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $31.8 million as of September 30, 2008 compared to working capital deficit of $35.3 million at December 31, 2007.

At September 30, 2008, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $7.8 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $9.4 million for the nine months ended September 30, 2008 compared to $17.5 million for the nine months ended September 30, 2007. This decrease in our cash provided by operating activities was due primarily to a reduction in accounts payable and accrued expenses as compared to the prior period. Net cash provided by investing activities was $2.1 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $9.1 million for the nine months ended September 30, 2007. The increase in our net cash provided by investing activities is primarily due to a decrease in cash used for the purchases of property and equipment. Capital expenditures were $7.0 million for the nine months ended September 30, 2008 and $16.4 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash used in financing activities was $25.6 million compared to $11.3 million for the nine months ended September 30, 2007. Our financing activities include $6.7 million and $6.6 million of dividends paid during the nine months ended September 30, 2008 and 2007, respectively. The increase in our net cash used in financing activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to $15 million of unscheduled prepayments of long-term debt and an increase in repayments of capital lease and long-term financing obligations.

Our liquidity needs are funded by operating cash flow and availability under our credit agreement. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash needs.

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2008, we plan to close 19 of our underperforming theatres as a part of our operating performance improvement plan, of which seven and fourteen were closed during the three and nine months ended September 30, 2008, respectively.

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

In September 2008, the Company’s Board of Directors announced the decision to suspend the Company’s quarterly dividend in light of the continuing challenging conditions in the credit markets and the wider economy. At this time, the Company announced its plans to allocate its capital primarily to reducing its overall leverage. The cash dividend of $0.175 per share, paid on August 1, 2008 to shareholders of record at the close of business on July 1, 2008, was the last dividend declared by the Board of Directors prior to this decision. The payment of future dividends is subject to the Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. We do not anticipate paying cash dividends in the foreseeable future.

Net Operating Loss Carryforward

As of September 30, 2008, after generating approximately $6.7 million of operating loss carryforwards for the nine months ended September 30, 2008, we had approximately $116.9 million of federal and state operating loss carryforwards with which to offset our future taxable income, before consideration of the limitations described in Note 3-Income Taxes. The federal and state net operating loss carryforwards will begin to expire in the year 2020.

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

Credit Agreement and Covenant Compliance

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

As of September 30, 2008, we had the following amounts outstanding under each of the facilities described above:

•	$161.6 million was outstanding under our $170 million term loan facility;

•	$122.6 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.0% to 3.5% for loans based on LIBOR and 2.0% to 2.5% for loans based on the base rate. As of September 30, 2008 and 2007, the average interest rate was 6.38% and 8.86%, respectively. The final maturity date of the revolving credit facility is May 19, 2010, and the final maturity date of the term loans is May 19, 2012.

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

Debt Covenants

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

We have from time to time amended the senior secured credit agreement and the most recent amendments included, among other items:

•	amending our consolidated leverage ratio such that from and after October 17, 2007 the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

amending our consolidated interest coverage ratio such that from and after October 17, 2007 the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limiting the aggregate capital expenditures that we may make, or commit to make, to $30 million for any fiscal year, provided, that up to $10 million of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permitting sale-leaseback transactions of up to an aggregate of $175 million.

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Our 2007 and 2008 operating results have been significantly lower than expectations, principally due to declines in box office attendance. Based upon our current level of operations, and our 2008 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected or we are unable to make our debt repayments, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable.

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

Debt Covenant Compliance

As of September 30, 2008, the Company was in compliance with all of the financial covenants in its senior secured credit agreement. While the Company currently believes that it will remain in compliance with these financial covenants as of December 31, 2008 based on current projections, it is possible that the Company may not comply with some or all of its financial covenants as of December 31, 2008 or in the future. In order to avoid such non-compliance, the Company has the ability to reduce, postpone or cancel certain identified discretionary spending in the quarter ending December 31, 2008. The Company could also seek waivers or amendments to the senior secured credit agreement in order to avoid non-compliance. However, the Company can provide no assurance that it will successfully obtain such waivers or amendments from its lenders. If the Company is unable to comply with some or all of the financial or non-financial covenants and if it fails to obtain future waivers or amendments to the senior secured credit agreement, the administrative agent may, and if requested by the lenders holding a certain minimum percentage of the commitments shall, terminate the Company’s revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”), states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. With respect to financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There was no impact to our consolidated financial statements as a result of our adoption of SFAS 157. The impact of adopting SFAS 157 for nonfinancial assets and liabilities on January 1, 2009 is still under consideration by the Company.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, digital cinema implementation and the opening and closing of theatres (including our operating performance improvement plan). These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, in light of the material weakness described below, as of September 30, 2008, our disclosure controls and procedures were not effective.

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

As of December 31, 2007, we identified the following material weakness in our internal control over financial reporting, which continued to exist as of September 30, 2008:

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

These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at September 30, 2008.

Plan of Remediation for Identified Material Weakness

Management has prepared an action plan for all identified deficiencies at December 31, 2007, including assigning responsibility and due dates. The status of this plan is being monitored by management and reviewed by the Audit Committee periodically. In addition, the 2008 performance goals for certain members of senior management include the remediation of such deficiencies and the maintenance of effective internal control.

With respect to the identified material weakness, we continue to refine our internal controls, processes and procedures to timely and properly monitor, evaluate and record unusual and non-routine transactions in accordance with GAAP. We realigned responsibilities within our accounting and finance departments. We have hired additional resources to focus on research and the application of GAAP and supplement this with assistance from outside advisors for the evaluation of unusual and non-routine transactions. We will continue to focus on continuing education for our current accounting and finance staff.

Additionally, the number of spreadsheets has been reduced due to the implementation of new accounting and fixed asset systems, and we have implemented additional reviews of significant spreadsheets by personnel other than the preparer. Additionally, we use the available software security to protect complex calculations in our significant spreadsheets to effectively control the integrity and data used in preparation and analysis of accounting and financial information.

Changes in Internal Control Over Financial Reporting

We continue to work on our efforts to improve internal control over financial reporting, including the remediation of the material weakness listed above. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 6, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CARMIKE CINEMAS, INC.

Date: November 10, 2008	By:	/s/ Michael W. Patrick
Michael W. Patrick
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008	By:	/s/ Jeffrey A. Cole
Jeffrey A. Cole
Assistant Vice President—Controller
(Principal Accounting Officer)