Form 10-K
period 2008-12-31
CARMIKE CINEMAS INC
filed 2009-03-16
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer   ☒         Non-accelerated filer   ☐        Smaller reporting company  ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 30, 2009, 12,820,890 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 30, 2008 was approximately $71.5 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2009 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. Examples of forward-looking statements include the potential disposition of assets, the estimated value of our real estate, the amount of proceeds from these transactions, our ticket and concession price increases, our cost control measures, our strategies and operating goals, and our capital expenditure and theater expansion/closing plans. These statements are based on beliefs and assumptions of management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our senior credit agreement;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal controls over our financial reporting;

•	the effect of our leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates; and

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2008, we owned, operated or had an interest in 250 theatres with 2,287 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2008:

State	Theatres	Screens
Alabama	13	147
Arkansas	8	68
Colorado	6	51
Delaware	1	14
Florida	7	62
Georgia	22	223
Idaho	2	17
Illinois	13	118
Indiana	3	42
Iowa	5	61
Kansas	1	12
Kentucky	5	27
Louisiana	1	10
Michigan	13	100
Minnesota	6	65
Missouri	1	8
Montana	6	49
Nebraska	2	12
New Mexico	1	2
New York	1	8
North Carolina	26	272
North Dakota	5	33
Ohio	6	49
Oklahoma	10	58
Oregon	1	12
Pennsylvania	19	157
South Carolina	10	87
South Dakota	5	38
Tennessee	22	219
Texas	10	98
Utah	3	39
Virginia	8	58
Washington	1	12
West Virginia	2	20
Wisconsin	3	27
Wyoming	2	12

Totals	250	2,287

We are a leader in digital cinema and 3-D cinema deployments and as of December 31, 2008, we had 231 theatres (92% of our theatres) with 2,157 screens (94% of our screens) on a digital-based platform. In addition, we had 193 theatres (77% of our theatres) with 452 screens (20% of our screens) equipped for 3-D.

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2008, we operated 22 theatres with 131 screens as discount theatres.

We are a major exhibitor in many of the small to mid-size markets in which we operate. The introduction of a competing theatre in these markets could significantly impact the performance of our theatres. In addition, the type of motion pictures preferred by patrons in these markets is typically more limited than in larger markets, which increases the importance of selecting films that will appeal to patrons in our specific theatre markets.

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre
Total at January 1, 2006	301	2,475	8.2
New construction	4	44
Closures	(16)	(72)

Total at December 31, 2006	289	2,447	8.5
New construction and acquisition	2	24
Closures	(27)	(122)

Total at December 31, 2007	264	2,349	8.9
New construction	3	32
Closures	(17)	(94)

Total at December 31, 2008	250	2,287	9.1

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

We opened three theatres during the year ended December 31, 2008. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We expect our development activity in 2009 will consist of five theatres. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

Acquisitions

Our strategy is to selectively pursue accretive theatre acquisitions in opportunistic small to mid-size markets that improve our consolidated operating results. Our most recent acquisition was May 19, 2005, when we acquired 100% of the stock of George G. Kerasotes Corporation (“GKC Theatres”) for a net purchase price of $61.6 million. GKC Theatres operated 30 theatres with 263 screens in four Midwestern states where our presence was very limited. The acquisition upholds our traditional focus of acquiring existing operations in opportunistic small markets.

Operations

Our theatre operations are under the supervision of our Senior Vice President and Chief Operating Officer, our Vice President—General Manager Theatre Operations and our four division managers. The division managers are responsible for implementing our operating policies and supervising our eighteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters.

We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, we evaluate “mystery shopper” reports on the quality of service, cleanliness and film presentation at individual theatres.

Box office admissions. The majority of our revenues come from the sale of movie tickets. For the year ended December 31, 2008, box office admissions totaled $313.6 million, or 66% of total revenues. At December 31, 2008, of our 250 theatres, 228 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, nine of which exhibited first-run films at a reduced admission price, and the remaining 22 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance either over the phone or on the Internet for a portion of our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $160.8 million, or 34% of total revenues for the year ended December 31, 2008. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs and pretzels in order to respond to competitive conditions. We actively seek to promote concession sales through the design and appearance of our concession stands, the introduction of special promotions from time to time, the reduction of wait times and training of our employees to up-sell products. In addition, our management incentive bonus program includes concession results as a component of determining the bonus awards. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. Most of our theatres include electronic video games located in or adjacent to the lobby. We also generate revenues through on-screen advertising on all of our screens. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

During 2008, we purchased substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2009. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

During 2008, we purchased most of our beverage supplies from The Coca-Cola Company. In addition, as a result of the GKC theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to our 29 GKC theatres. Pepsi-Cola beverage supplies are made available to us at our GKC theatres at Pepsi-Cola’s national account pricing in effect from time to time during the contract term. The term of the Pepsi-Cola contract is based on the volume of our purchases, and we expect it to expire during 2010. Effective January 1, 2009 we entered into a new agreement with The Coca-Cola Company to provide beverage supplies to our theatres through December 31, 2013. The Coca-Cola Company contract initially covers all theatres not subject to the Pepsi-Cola contract, and will expand to cover all our theatres upon the expiration of the Pepsi-Cola contract. Under our prior agreement, The Coca-Cola Company increased our beverage supply costs by 5.2% for 2008. In connection with our new agreement with The Coca-Cola Company, a cost increase of 7.2% was implemented for 2009. This 2009 cost increase is offset by incentives and rebates such that we do not expect our overall costs for 2009 to increase.

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

Film Licensing

We obtain licenses to exhibit films by directly negotiating with film distributors. We license films through our booking office located in Columbus, Georgia. Our Vice President—Film, in consultation with our Chief Operating Officer, directs our motion picture bookings. Prior to negotiating for a film license, our Vice President—Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America (“MPAA”) rating. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, but also upon our knowledge of the preferences of patrons in our markets and insight into trends in those preferences. We maintain a database that includes revenue information on films previously exhibited in our markets. We use this historical information to match new films with particular markets so as to maximize revenues.

The table below depicts the industry’s top 10 films for the year ended December 31, 2008 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	The Dark Knight	1	The Dark Knight
2	Iron Man	2	Indiana Jones and the Kingdom of the Crystal Skull
3	Indiana Jones and the Kingdom of the Crystal Skull	3	Iron Man
4	Hancock	4	Hannah Montana 3-D
5	WALL-E	5	Hancock
6	Kung Fu Panda	6	WALL-E
7	Twilight	7	Kung Fu Panda
8	Madagascar: Escape 2 Africa	8	Twilight
9	Quantom of Solace	9	Madagascar: Escape 2 Africa
10	Dr. Seuss’ Horton Hears a Who!	10	Journey to the Center of the Earth

Film Rental Fees

We typically enter into film licenses that provide for rental fees based on “firm terms” which are negotiated and established prior to the opening of the picture; mutually agreed “settlement” upon the conclusion of the film run; or a sliding scale formula which is based on a percentage of the box office receipts using a pre-determined and agreed-upon film rental scale. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Many of our distributors award aggregate percentage terms for the run of the film. Under such an agreement, a set percentage is paid for the entire run of the film with no adjustments. The sliding scale formula provides for a fee equal to a percentage of box office receipts, with such percentage increasing as box office receipts increase.

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following thirteen major distributors accounted for over 90% of our box office admissions for the year ended December 31, 2008: Buena Vista, Fox, MGM/UA, Miramax, Paramount, Sony, Sony Classics, Universal, Warner Brothers, Lions Gate Features, Focus Features, Weinstein Co., and Paramount Vantage.

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

As of December 31, 2008, we had 231 theatres with 2,157 screens on a digital-based platform, and 193 theatres with 452 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

We have experienced an increase in alternative content available to us as well as a growing slate of 3-D content. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. Recently, 3-D versions of a movie have generated significantly more attendance than 2-D versions of the same movie at an additional $2.00 to $3.00 more per ticket for 3-D movies. We believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues as the availability of 3-D and alternative content increases.

Management Information Systems

We have developed a proprietary computer system, which we call IQ-2000 that is installed in each of our theatres. IQ-2000 allows us to centralize most theatre-level administrative functions at our corporate headquarters, creating significant operating leverage. IQ-2000 allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operations of the theatre. IQ-2000 also coordinates payroll, tracks theatre invoices, generates operating reports analyzing film performance and theatre profitability, and generates information we use to quickly detect theft. IQ-2000 also facilitates new services such as advanced ticket sales and Internet ticket sales. The system’s expanded capacity allows for future growth and more detailed data tracking and trend analysis. We have active communication between the theatres and corporate headquarters, which allows our senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions. Our existing agreement with our information technology provider expires on December 31, 2009. If we are unsuccessful in renewing this agreement or in acquiring these services in another manner we could experience a disruption in the operation of IQ-2000.

Competition

The motion picture exhibition industry is fragmented and highly competitive. In markets where we are not the sole exhibitor, we compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which has resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas. To the best of our knowledge, competitors have announced plans or started construction on new theatres in markets where we have 14 theatres with 147 screens, representing 8% of our total revenues for the year ended December 31, 2008.

The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older and smaller theatres, including theatres operated by us. Demographic changes and competitive pressures can also lead to a theatre location becoming impaired.

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

We own, manage and operate theatres and other properties which may be subject to certain U.S. federal, state and local laws and regulations relating to environmental protection, including those governing past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal. These persons include the present or former owner or operator of a contaminated property and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property. Other environmental laws, such as those regulating wetlands, may affect our site development activities, and some environmental laws, such as those regulating the use of fuel tanks, could affect our ongoing operations. Additionally, in the course of maintaining and renovating our theatres and other properties, we periodically encounter asbestos containing materials that must be handled and disposed of in accordance with federal, state and local laws, regulations and ordinances. Such laws may impose liability for release of asbestos containing materials and may entitle third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos containing materials. We believe that our activities are in material compliance with such requirements.

Employees

As of December 31, 2008, we had approximately 7,323 employees, of which none were covered by collective bargaining agreements and 6,836 were part-time. As of December 31, 2008, approximately 47% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised. On July 24, 2009, the federal minimum wage is scheduled to increase from $6.55 to $7.25 per hour.

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

Corporate Information

Carmike Cinemas, Inc. was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of our predecessor, the Martin Theatres circuit. Our predecessor companies date back to the 1930s. Our principal executive offices are located at 1301 First Avenue, Columbus, Georgia 31901, and our telephone number is (706) 576-3400.

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

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

On January 20, 2009 we announced the departure of our Chairman, Chief Executive Officer and President, Michael W. Patrick, effective January 19, 2009. In connection with this departure, the Board of Directors appointed S. David Passman III, previously our lead independent director, as the non-executive Chairman of the Board of Directors. In addition, the Board of Directors established an Office of the Chairman, effective January 19, 2009. The Office of the Chairman will focus on our strategic direction and transition us to new chief executive leadership. The Office of the Chairman includes Mr. Passman, as non-executive Chairman of the Board, Fred. W. Van Noy, our Chief Operating Officer, and Richard B. Hare, our Chief Financial Officer. During the transition period, Mr. Van Noy and Mr. Hare will perform the functions of our principal executive officer, with oversight by Mr. Passman.

The following sets forth certain information as of February 20, 2009 regarding our executive officers. For purposes of this section, references to Carmike include Carmike’s predecessor, Martin Theatres, Inc.

Name	Age	Title
Fred W. Van Noy	51	Senior Vice President, Chief Operating Officer and Director
Richard B. Hare	42	Senior Vice President—Finance, Treasurer and Chief Financial Officer
Lee Champion	58	Senior Vice President, General Counsel and Secretary
H. Madison Shirley	57	Senior Vice President—Concessions and Assistant Secretary
Gary F. Krannacker	46	Vice President—General Manager Theatre Operations
Larry B. Collins	62	Vice President—Film
Jeffrey A. Cole	49	Assistant Vice President—Controller and Chief Accounting Officer

Fred W. Van Noy, 51, has served as a director since December 2004 and is also a member of the Office of the Chairman. Mr. Van Noy joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer.

Richard B. Hare, 42, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006 and is also a member of the Office of the Chairman. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Lee Champion, 58, rejoined us as Senior Vice President, General Counsel and Secretary in September 2006. Mr. Champion had previously served in the same capacity from January 1998 to December 2001. From January 2002 until his return to Carmike, he was a partner at Page, Scrantom, Sprouse, Tucker and Ford in Columbus, Georgia. From 1975 until 1998, he was a partner in the law firm of Champion & Champion, Columbus, Georgia.

H. Madison Shirley, 57, joined us in 1977 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President—Concessions in 1990 and Senior Vice President—Concessions and Assistant Secretary in December 1997.

Gary F. Krannacker, 46, joined us in May 1994 as City Manager, Pittsburgh, Pennsylvania. He served as Regional Manager from October 1995 until February 1998, and as Mid-Western Division Manager from 1998 until April 2003. He became General Manager of Theatre Operations in April 2003 and Vice President and General Manager of Theatre Operations in July 2004.

Larry B. Collins, 62, joined us in April 1994 and was a film buyer for the Northeast and Midwest Regions from November 1994 until October 2006. In October 2006, he became Vice President—Film. Prior to joining Carmike, Mr. Collins was Vice President, Film Department for Cinema World Theatres in Pittsburgh, Pennsylvania. Mr. Collins was with Cinema World and Cinemette Theatres in Pittsburgh for 15 years.

Jeffrey A. Cole, 49, joined us in December 2006 as Assistant Vice President-Controller and Chief Accounting Officer. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2006. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

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

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

We now have, and will continue to have, significant debt obligations. Our long-term debt obligations consist of the following:

•	term loans in the aggregate amount of $273.5 million outstanding as of December 31, 2008;

•	a revolving credit facility providing for borrowings of up to $50.0 million, of which no amounts were outstanding as of December 31, 2008; and

•

financing obligations of $195.7 million as of December 31, 2008 inclusive of interest but net of $62.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

Our long-term debt obligations mature as follows:

•	the final maturity date of revolving credit facility is May 19, 2010; and

•	the final maturity date of term loans is May 19, 2012.

We are currently required to make principal repayments of our term loans in the amount of $705,000 on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $67 million, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under our revolving credit facility would be due and payable on May 19, 2010.

We also have, and will continue to have, significant lease obligations. As of December 31, 2008, our total operating, capital and financing lease obligations with terms over one year totaled $686.9 million.

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

If we are unable to meet our lease and debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. In particular, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, and equity markets, which could affect our ability to refinance our existing obligations, obtain additional financing, or raise additional capital. As a result, we could default on our lease or debt obligations.

We may not generate sufficient cash flow to meet our needs.

Our ability to service our indebtedness and to fund potential acquisitions and capital expenditures for theatre construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on or to refinance our indebtedness is subject to general industry economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and may be limited because of our current leverage.

In particular, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, and equity markets, which could affect our ability to refinance our existing indebtedness, obtain additional financing, or raise additional capital.

In addition, we may have difficulty obtaining financing for new development on terms that we find attractive. Traditional sources of financing new theatres through landlords may be unavailable.

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

Our theatres also compete with a number of other motion picture delivery systems including network, cable and satellite television, DVD’s, as well as video-on-demand, pay-per-view services and downloads via the Internet. While the impact of these alternative types of motion picture delivery systems on the motion picture exhibition industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres.

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

Our business is seasonal, with a disproportionate amount of our revenues generated during the summer months and year-end holiday season. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable motion pictures are usually released during the summer months and the year-end holiday season, and we usually generate more revenue and cash flows during those periods than in other periods during the year. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year. If we do not adequately manage our theatre costs of operations, it could significantly affect our cash flow and potential for future growth.

We may have a limited time window to remain an industry leader in 3-D deployment.

We have invested a significant amount of resources into becoming a leading motion picture exhibitor in 3-D. Other exhibitors have experienced delays in upgrading their screens with digital and 3-D capability. We cannot assure you that we will maintain our position as a leader in digital and 3-D screen count. This may adversely affect our ability to generate additional revenue from the digital and 3-D movie experience in the future.

If we do not comply with the covenants in our credit agreement or otherwise default under the credit agreement, we may not have the funds necessary to pay all our amounts that could become due.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Our 2007 and 2008 operating results have been significantly lower than expectations, principally due to declines in box office attendance. Based upon our current level of operations and our 2009 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected or we are unable to make our debt repayments, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable.

The following are some factors that could affect our ability to generate sufficient cash from operations:

•	further substantial declines in box office attendance, as a result of a continued general economic downturn, competition and a lack of consumers’ acceptance of the movie products in our markets; and

•	inability to achieve targeted admissions and concessions price increases, due to competition in our markets.

We are subject to a number of covenants contained in our credit agreement, which restrict our ability, among other things, to: pay dividends; incur additional indebtedness; create liens on our assets; make certain investments; sell or otherwise dispose of our assets; consolidate, merge or otherwise transfer all or any substantial part of our assets; enter into transactions with our affiliates; and make capital expenditures. The credit agreement also contains financial covenants that require us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) of no more than 4.75 and a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) of no less than 1.65. As of December 31, 2008, we were in compliance with all of the financial covenants in our credit agreement and our leverage and interest coverage ratios were 4.1 and 2.1, respectively. Please refer to the Debt Covenant Compliance section in Note 6 – Debt for further information.

It is possible that we may not comply with some or all of our financial covenants in the future. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending. We could also seek waivers or amendments to the senior secured credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders if necessary.

The failure to comply with such covenants may result in an event of default under the senior secured credit facilities, in which case, the lenders shall terminate the revolving credit facility and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. In such event, we would be required to raise additional equity or debt financing. We may not be able to obtain such financing on acceptable terms or at all. In such event, our financial position and results of operations would be materially adversely affected.

Further downgrades in our credit ratings and macroeconomic conditions may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings, and adversely affect our liquidity.

Our long-term debt is rated by Standard & Poor’s and Moody’s Investors Service. Our long-term debt is currently rated below-investment grade by Standard & Poor’s and Moody’s Investors Service, and any future long-term borrowings or the extension or replacement of our short-term borrowing facilities will reflect the negative impact of this rating, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants than our existing debt arrangements.

In addition, deteriorating economic conditions, including market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to obtain replacement financing, including in connection with the renewal of our existing revolving credit facility that expires in May 2010 and the refinancing of our term loan maturing in May 2012.

Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.

Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theatres. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. In addition, because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually.

The global economic crisis could adversely affect our business and financial results by reducing amounts consumers spend on attending movies and purchasing concessions.

Our business depends on consumers voluntarily spending discretionary funds on leisure activities. Movie theatre attendance and concessions sales may be affected by prolonged negative trends in the general economy that adversely affect consumer spending, such as the current severe global recession. Our customers may have less money for discretionary purchases because of negative economic conditions such as job losses, foreclosures, bankruptcies, sharply falling home prices, reduced availability of credit and other matters, resulting in a decrease in consumer spending or causing consumers to shift their spending to alternative forms of entertainment. This may affect the demand for movies or severely impact the motion picture production industry such that our business and operations could be adversely affected.

Labor disputes in the motion picture industry may adversely affect our business.

The master contract between film producers and the Screen Actors Guild expired during 2008, and no agreement has yet been reached to extend or replace this contract. If the actors elect to strike or film producers choose to lock out the actors, the production and distribution of motion pictures may be disrupted. Any disruption in the production or distribution of motion pictures related to disputes between film producers and film actors or other labor disputes in the motion picture industry could adversely affect our business and results of operations.

We rely heavily on IQ-2000, our proprietary computer system, to operate our business and a failure of this system could harm our business.

We depend on IQ-2000, our proprietary computer system, to operate our business and issue tickets to patrons at our theatres. A substantial failure could restrict our ability to issue tickets timely to our patrons and could reduce the attractiveness of our services and cause our patrons to attend another theatre. In addition, we rely on IQ-2000 to centralize most theatre-level administrative functions at our corporate headquarters such as coordinating payroll, tracking theatre invoices, generating operating reports to analyze film performance and theatre profitability, and generating information to quickly detect theft. Disruption in, changes to, or a breach of the IQ-2000 system could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the continued contributions of our senior management team and other key personnel. The loss or unavailability to us of any member of our senior management team or a key employee could significantly harm us. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2008, approximately 47% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2008 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $19.0 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. We have analyzed the available information to determine the amount of the 2008 limitation. We estimate the 2008 limitation to be $1.2 million per year, based on the information available to us. In total, we estimate that the effect of the 2008 ownership change to result in $97.8 million of net operating loss carryforwards expiring unused.

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

We purchase most of our beverage supplies from The Coca-Cola Company. On January 1, 2009 we entered into a new agreement with The Coca-Cola Company that expires on December 31, 2013. Under the agreement, The Coca-Cola Company may raise beverage supply costs up to 10% annually through the term of the agreement. Our margins on concessions revenue may decline to the extent we are unable to pass on increases in our concession costs to our customers in a rate at or near the rate of cost increases.

Our development of new theatres poses a number of risks.

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. However, we anticipate our development activities in 2009 will be limited to five theatres. Developing new theatres requires a significant amount of time, significant amount of resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

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

Furthermore, we have finalized the installation of digital cinema projection systems in our theatre circuit and as of December 31, 2008, we had 2,157 of our 2,287 screens on a digital-based platform. As a result of this conversion process, we will no longer need all of our 35 millimeter projection systems. We are marketing these surplus 35 millimeter projection systems for resale and through December 31, 2008, had sold approximately 357 of our surplus systems. While we do not regularly engage in the resale of projection equipment, we believe an adequate market still exists for the resale of our remaining surplus 35 millimeter projection systems. However, we may face some competition as other theatre companies may have a need to dispose of their surplus 35 millimeter projection equipment. We have reduced the carrying value of a portion of the 35 millimeter projection systems to their estimated market value, recording an impairment charge in 2008 totaling $2.1 million. We cannot be certain that we will be able to resell our remaining surplus 35 millimeter projection systems for consideration equal to or greater than the systems’ current book value of $563,000 or at all, which could lead to additional impairment of these assets.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates. We had impairment charges, from our continuing operations, in each of the last five fiscal years totaling $64.1 million. For fiscal years 2008, 2007 and 2006, our impairment charges from our continuing operations were $36.5 million, $25.4 million and $5.6 million, respectively.

Our common stock is currently listed for quotation on the Nasdaq Global Market. If we were unable to maintain our listing on the Nasdaq Global Market, it may be more difficult for our stockholders to sell our stock in the public market.

If we were unable to continue to maintain our listing on the Nasdaq Global Market it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected because of the anticipated decreased liquidity. Should our stock be delisted from the Nasdaq Global Market, it may continue to be quoted on an over-the-counter market; however, its liquidity may be adversely affected, as well as the price at which it is traded. A delisting from the Nasdaq Global Market could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

Our business makes us vulnerable to future fears of terrorism.

If future terrorist incidents or threats cause our customers to avoid crowded settings such as theatres, our attendance would be adversely affected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud and our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Our certificate of incorporation and bylaws contain provisions that make it more difficult to effect a change in control of the Company.

Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law could have the effect of delaying, deterring or preventing a change in control of the Company not approved by the Board of Directors, even if the change in control were in the stockholders’ interests. Under our certificate of incorporation, our Board of Directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While we have no present intention to issue shares of preferred stock, an issuance of preferred stock in the future could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our bylaws provide that the request of stockholders owning 66 2/3% of our capital stock then issued and outstanding and entitled to vote is required for stockholders to request a special meeting.

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

As of December 31, 2008, we owned 64 of our theatres and leased 184 of our theatres. We operated an additional two theatres under shared ownership. A list of our theatres, by state, is included above under “Business—Overview.”

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

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2008 was $3.65 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2007 through December 31, 2008.

2008	High	Low	Dividends
Fourth Quarter	$4.40	$1.37	$—
Third Quarter	$6.80	$1.93	$—
Second Quarter	$11.14	$4.25	$0.175
First Quarter	$11.37	$3.77	$0.175

2007	High	Low	Dividends
Fourth Quarter	$19.51	$7.05	$0.175
Third Quarter	$22.35	$15.51	$0.175
Second Quarter	$27.00	$21.83	$0.175
First Quarter	$23.82	$19.93	$0.175

As of December 31, 2008, there were approximately 334 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2008, we did not make any sales of unregistered equity securities. During the year ended December 31, 2008, we did not repurchase any of our equity securities.

Beginning the second quarter of 2004, our Board of Directors declared dividends of $0.175 per share related to each quarter through June 30, 2008, which were paid as described above. In September 2008, our Board of Directors announced the decision to suspend the Company’s quarterly dividend in light of challenging conditions in the credit markets and the wider economy. Currently, the Company plans to allocate its capital primarily to reducing its overall leverage. The payment of future dividends is subject to our Board of Director’s discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. We do not anticipate paying cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Credit Agreement and Covenant Compliance.”

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

The following stock performance graph compares, for the five year period ended December 31, 2008, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and our comparative industry group (the “SIC Code Index”). Measurement points are the last trading day for each year ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in our common stock, the NASDAQ Market Index and the SIC Code Index (7830-Services-Motion Picture Theatres) and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2008 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues:
Admissions	$313.6	$318.6	$314.7	$293.7	$308.3
Concessions and other	160.8	165.3	165.1	150.9	152.3

Total operating revenues	474.4	483.9	479.8	444.6	460.6

Operating costs and expenses:
Film exhibition costs	171.8	175.5	171.5	160.0	162.7
Concession costs	17.3	17.2	16.9	15.4	15.7
Other theatre operating costs	193.6	191.5	189.4	171.7	162.7
General and administrative expenses	19.4	21.7	29.4	19.8	19.3
Depreciation and amortization	37.8	39.8	41.0	37.2	33.8
(Gain) loss on sales of property and equipment	(1.4)	(1.4)	0.3	(2.6)	(2.4)
Impairment of goodwill (2)	0.0	38.2	0.0	0.0	0.0
Impairment of long-lived assets (2)	36.5	25.4	5.6	2.4	0.9

Total operating costs and expenses	475.0	507.9	454.1	403.9	392.7

Operating (loss) income	(0.6)	(24.0)	25.7	40.7	67.9
Interest expense	40.7	47.8	47.6	35.3	30.1
Gain on sale of investments	(0.5)	(1.7)	0.0	0.0	0.0
Loss in extinguishment of debt	0.0	0.0	4.8	5.8	9.3

(Loss) income before reorganization benefit, income taxes, discontinued operations and cumulative effect of change in accounting principle	(40.8)	(70.1)	(26.7)	(0.4)	28.5
Reorganization benefit (1)	0.0	0.0	0.0	2.4	12.4

(Loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle	(40.8)	(70.1)	(26.7)	2.0	40.9
Income tax expense (benefit) (4)	0.4	55.9	(8.5)	2.2	16.9

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(41.2)	(126.0)	(18.2)	(0.2)	24.0
Income (loss) from discontinued operations, net of tax (5)	(0.2)	(0.9)	(1.2)	.5	3.9

(Loss) income before cumulative effect of change in accounting principle	(41.4)	(126.9)	(19.4)	.3	27.9
Cumulative effect of change in accounting principle, net of taxes	0.0	0.0	0.0	(0.1)	0.0

Net (loss) income available for common stockholders	$(41.4)	$(126.9)	$(19.4)	$0.2	$27.9

Weighted average shares outstanding (in thousands)
Basic	12,661	12,599	12,341	12,194	11,704
Diluted	12,661	12,599	12,341	12,704	12,480
Earnings (loss) per common share:
Basic	$(3.27)	$(10.07)	$(1.57)	$0.00	$2.38
Diluted	$(3.27)	$(10.07)	$(1.57)	$0.00	$2.24

Dividends declared per share	$0.35	$0.70	$0.70	$0.70	$0.53

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data (at year end):
Cash and cash equivalents	$10.9	$22.0	$26.0	$23.6	$56.9
Property and equipment, net of accumulated depreciation (2)	431.8	497.3	545.1	568.5	467.7
Total assets	483.5	568.0	720.6	738.1	651.8
Total debt (3)	392.3	421.7	440.1	432.0	342.9
Liabilities subject to compromise (1)	0.0	0.0	0.0	0.0	1.3
Accumulated deficit	(249.6)	(208.2)	(81.4)	(59.7)	(59.9)
Total stockholders’ equity	$25.2	$69.0	$203.6	$232.7	$243.1

Other Financial Data:
Net cash provided by operating activities	$25.1	$37.0	$38.2	$42.9	$50.6
Net cash provided by (used in) investing activities	0.6	(10.4)	(31.6)	(146.5)	(43.7)
Net cash (used in) provided by financing activities	(36.8)	(30.6)	(4.2)	70.3	8.8
Capital expenditures	$11.7	$22.7	$35.7	$87.6	$47.0

Operating Data:
Theatres at year end	250	264	289	301	282
Screens at year end	2,287	2,349	2,447	2,475	2,188
Average screens in operation	2,309	2,401	2,454	2,383	2,207
Average screens per theatre	9.0	8.7	8.5	8.2	7.8
Total attendance (in thousands)	49,872	55,089	59,615	57,866	63,260
Average admissions per patron	$6.32	$5.89	$5.44	$5.35	$5.24
Average concessions and other sales per patron	$3.24	$3.05	$2.87	$2.76	$2.59
Average attendance per screen	21,598	22,949	24,296	24,283	28,661

(1)	See our 2005 Annual Report on Form 10-K with respect to our reorganization, financial reporting in accordance with Statement of Position 90-7 and costs incurred during our reorganization.
(2)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.
(3)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations; excludes long-term trade payables and liabilities subject to compromise.
(4)	During the quarter ended June 30, 2007, we determined that it is more likely than not that our deferred tax assets would not be realized in the future and accordingly we provided a valuation allowance against our deferred tax assets of $55.9 million.
(5)	Theatres closed in 2004 have not been reclassified as discontinued operations, as such results are immaterial.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2008 we owned, operated or had an interest in 250 theatres with 2,287 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2008, we had 231 theatres with 2,157 screens on a digital-based platform, and 193 theatres with 452 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

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

Our revenue also varies significantly depending upon the timing of the film releases by distributors. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable films are usually released during the summer months and the year-end holiday season, and we usually generate higher attendance during those periods than in other periods during the year. As a result, the timing of such releases affects our results of operations, which may vary significantly from quarter to quarter and year to year.

We compete with other motion picture exhibitors and a number of other film delivery methods, including DVD’s, video-on-demand, pay-per view services and downloads via the Internet. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants. A prolonged economic downturn could materially affect our business by reducing amounts consumers spend on entertainment including attending movies and purchasing concessions. Any reduction in consumer confidence or disposable income in general may affect the demand for movies or severely impact the motion picture production industry such that our business and operations could be adversely affected.

The ultimate performance of our film product any time during the calendar year will have a dramatic impact on our cash needs. In addition, the seasonal nature of the exhibition industry and positioning of film product makes our needs for cash vary significantly from quarter to quarter. Generally, our liquidity needs are funded by operating cash flow and available funds under our credit agreement. Our ability to generate this cash will depend largely on future operations.

In light of the challenging conditions in the wider U.S. economy and declining attendance in recent years, we continue to incur operating losses and focus on operating performance improvements, including managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to reducing our overall leverage. To this end, during the year ended December 31, 2008, we made voluntary pre-payments of $25 million to reduce our term debt, and in September 2008 we announced our decision to suspend our quarterly dividend. In addition, we continue to sell surplus property in order to generate additional cash.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors.”

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

Expenses

Film exhibition costs vary according to box office admissions and are accrued based on our terms and agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. Where “firm terms” do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are completed three to four weeks after the movie’s run.

Our theatre operating costs include labor, utilities and occupancy, and facility lease expenses. Labor costs have both a variable and fixed cost component. During non-peak periods, a minimum number of staff is required to operate a theatre facility. However, to handle attendance volume increases, theatre staffing is increased during peak periods and thus salaries and wages vary in relation to revenues. Utilities, repairs and maintenance services also have variable and fixed cost components. Our occupancy expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent under our leases. In addition, several of our theatre leases contain provisions for contingent rent whereby a portion of our rent expense is based on an agreed upon percentage of revenue exceeding a specified level. In these theatres, a portion of rental expenses can vary directly with changes in revenue.

Our general and administrative expenses include costs not specific to theatre operations, and are composed primarily of corporate overhead.

Operating Statement Information

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations.

	Year Ended December 31,
	2008	2007	2006
Revenues:
Admissions	66%	66%	66%
Concessions and other	34%	34%	34%

Total operating revenues	100	100	100

Operating costs and expenses:
Film exhibition costs (1)	36%	36%	36%
Concession costs	4%	4%	4%
Other theatre operating costs	41%	40%	39%
General and administrative expenses	4%	4%	6%
Depreciation and amortization	8%	8%	9%
(Gain) loss on sale of property and equipment	(0)%	(0)%	(0)%
Impairment of goodwill	(0)%	8%	(0)%
Impairment of long-lived assets	8%	5%	1%

Total operating costs and expenses	101%	105%	95%

Operating (loss) income	(1)%	(5)%	5%
Interest expense	9%	10%	10%
Gain on sale of investments	(0)%	(0)%	(0)%
Loss on extinguishment of debt	(0)%	(0)%	1%

Loss before income tax and discontinued operations	(10)%	(15)%	(6)%
Income tax expense (benefit)	0%	12%	(2)%

Loss before discontinued operations	(10)%	(27)%	(4)%
Loss from discontinued operations	(0)%	(0)%	(0)%

Net loss available for common stockholders	(10)%	(27)%	(4)%

(1)	Film exhibition costs include advertising expenses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Years ended December 31,
	2008	2007
Average theatres	256	277
Average screens	2,309	2,401
Average attendance per screen (1)	21,598	22,949
Average admission per patron (1)	$6.32	$5.89
Average concessions and other sales per patron (1)	$3.24	$3.06
Total attendance (in thousands) (1)	49,872	55,089
Total revenues (in thousands)	$474,403	$483,958

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenues decreased 2.0% to $474.4 million for the year ended December 31, 2008 compared to $484.0 million for the year ended December 31, 2007, due to the closure of underperforming theatres and a decrease in the average attendance per screen offset by an increase in average admissions per patron and concessions and other sales per patron. Admissions revenue decreased 1.6% to $313.6 million in 2008 from $318.6 million in 2007, due to a decrease in our average attendance per screen offset by an increase in average admissions per patron. Concessions and other revenue decreased 2.8% to $160.8 million in 2008 from $165.3 million in 2007, due to a decrease in attendance offset by an increase in our average concessions and other sales per patron.

We operated 250 theatres with 2,287 screens at December 31, 2008 and 264 theatres with 2,349 screens at December 31, 2007.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2008	2007	% Change
Film exhibition costs	$171,845	$175,514	(2)
Concession costs	$17,340	$17,230	1
Other theatre operating costs	$193,562	$191,499	1
General and administrative expenses	$19,357	$21,690	(11)
Depreciation and amortization	$37,763	$39,786	(5)
Gain on sale of property and equipment	$1,369	$1,354	1
Impairment of goodwill	$0	$38,240	N/A
Impairment of long-lived assets	$36,479	$25,354	44

Film exhibition costs. Film exhibition costs for the year ended December 31, 2008 decreased to $171.8 million as compared to $175.5 million for the year ended December 31, 2007 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs were 55% for the years ended December 31, 2008 and 2007.

Concessions costs. Concession costs for the year ended December 31, 2008 increased to $17.3 million as compared to $17.2 million for the year ended December 31, 2007. As a percentage of concessions and other revenues, concessions costs were 11% for the year ended December 31, 2008, as compared to 10% for the year ended December 31, 2007 due to increased commodity costs and fuel surcharges. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2008 increased to $193.6 million as compared to $191.5 million for the year ended December 31, 2007 due to increased maintenance costs, utility costs, property taxes and bank fees which were offset by decreased personnel costs, occupancy costs and insurance.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2008 decreased to $19.4 million as compared to $21.7 million for the year ended December 31, 2007. The decrease in our general and administrative expenses is due to reductions in our salaries and wages expense, incentive compensation and legal and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2008 decreased approximately 5% as compared to the year ended December 31, 2007 due to a combination of lower balances of property and equipment due to theatre closures, asset sales and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net gain on sales of property and equipment. We recognized a gain of $1.4 million on the sales of property and equipment for each of the years ended December 31, 2008 and 2007. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Goodwill Impairment. Our goodwill was fully impaired in 2007 resulting in a non-cash charge to earnings of $38.2 million for the year ended December 31, 2007. This impairment charge was the result of full year 2007 operating results that were significantly lower than expectations and a fourth quarter decline in our stock price. We estimated the fair value of the Company using a combination of a discounted cash flow model and references to quoted market prices.

Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2008 increased to $36.9 million compared to $26.2 million for the year ended December 31, 2007. For 2008, the impairment charges relating to continuing operations were $36.5 million and impairment charges relating to discontinued operations were $396,000. The impairment charges affected 43 theatres with 379 screens in 2008 and were primarily the result of (1) deterioration in the full-year operating results of 33 of these theatres, resulting in $32.2 million in impairment charges; (2) the contemplated sale of one closed theatre with a contract price less than carrying value, resulting in $49,000 in impairment charges; (3) a decrease in the fair market value of excess 35 millimeter projectors, resulting in $2.1 million in impairment charges; and (4) excess seat and equipment inventory from our theatre closures, resulting in $2.1 million in impairment charges. For 2007, we recorded impairment charges relating to continuing operations of $25.4 million and impairment charges relating to discontinued operations of $825,000. The impairment charges affected 31 theatres with 225 screens and were primarily the result of (1) deterioration in the full-year operating results of 25 of these theatres, resulting in $22.4 million in impairment charges; (2) a fourth quarter decision to market one parcel of land and close six owned theatres and sell the related assets, resulting in $3.1 million in impairment charges; and (3) excess 35 millimeter projectors as a result of the completion of our digital projection installation, resulting in $740,000 in impairment charges.

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

Operating Loss. Operating loss for the year ended December 31, 2008 was $574,000 as compared to $24.0 million for the year ended December 31, 2007. The decrease in our operating loss is largely due to a 2007 impairment of goodwill offset by an increase in impairment of long-lived assets in 2008.

Interest expense. Interest expense for the year ended December 31, 2008 decreased to $40.7 million from $47.8 million for the year ended December 31, 2007. The decrease is primarily related to lower average outstanding debt during 2008, and a lower weighted average interest rate.

Gain on sale of investments. We recognized a gain on investments of $451,000 for the year ended December 31, 2008. This gain is a result of our sale of an equity method investment and final settlement of the conversion of an investment in a third-party ticket distributor. We recognized a gain on investments of $1.7 million for the year ended December 31, 2007, as a result of the conversion of an investment in a third-party ticket distributor.

Income tax. At December 31, 2008 and December 31, 2007, our consolidated net deferred tax assets, net of IRC Section 382 limitations, were $56.4 million and $71.6 million, respectively, before the effects of any valuation allowance. As a result of a fourth quarter 2008 ownership change and the resulting Section 382 limitation, our net operating losses are expected to be limited to $1.2 million per year or $19.0 million in the aggregate. A similar ownership change and Section 382 limitation occurred in the fourth quarter of 2007 which limited annual net operating losses available for use to $6.7 million. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

A significant factor in our assessment of the recoverability of the deferred tax asset is our history of cumulative losses. During 2007, we concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in that year and the preceding two years and determined that a valuation allowance was necessary to fully reserve our deferred tax assets. The valuation allowance decreased by $17.7 million in 2008 as a result of the permanent limitations imposed by IRC Section 382 on our net operating loss carryforwards and the related decrease in our deferred tax assets.

We expect that we will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2008 and 2007, we closed eleven and twenty theatres, respectively, and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Loss from discontinued operations for the year ended December 31, 2008 was $186,000, including gain on disposal of assets of $1.1 million, as compared to a loss of $892,000, including gain on disposal of assets of $2.2 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Years ended December 31,
	2007	2006
Average theatres	277	294
Average screens	2,401	2,454
Average attendance per screen (1)	22,949	24,296
Average admission per patron (1)	$5.89	$5.44
Average concessions and other sales per patron (1)	$3.06	$2.87
Total attendance (in thousands) (1)	55,089	59,615
Total revenues (in thousands)	$483,958	$479,750

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenues increased 0.9% to $484.0 million for the year ended December 31, 2007 compared to $479.8 million for the year ended December 31, 2006, due to increases in admissions revenue as well as concessions and other revenues. Admissions revenue increased 1.3% to $318.6 million in 2007 from $314.7 million in 2006, largely due to an increase in our average admissions per patron, partially offset by a decrease in our attendance. Concessions and other revenue increased 0.1% to $165.3 million in 2007 from $165.1 million in 2006, largely due to an increase in our average concessions and other sales per patron, partially offset by a decrease in our attendance.

We operated 264 theatres with 2,349 screens at December 31, 2007 and 289 theatres with 2,447 screens at December 31, 2006.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2007	2006	% Change
Film exhibition costs	$175,514	$171,455	2
Concession costs	$17,230	$16,902	2
Other theatre operating costs	$191,499	$189,395	1
General and administrative expenses	$21,690	$29,442	(26)
Depreciation and amortization	$39,786	$41,018	(3)
Loss (gain) on sale of property and equipment	$(1,354)	$297	(556)
Impairment of goodwill	$38,240	$0	N/A
Impairment of long-lived assets	$25,354	$5,639	350

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the year ended December 31, 2007 increased to $175.5 million as compared to $171.5 million for the year ended December 31, 2006, principally due to an increase in per film rental rate and an increase in admissions revenue. As a percentage of admissions revenue, our film exhibition costs were 55% for the year ended December 31, 2007, as compared to 54% for the year ended December 31, 2006.

Concessions costs. Concessions costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the year ended December 31, 2007 increased to $17.2 million as compared to $16.9 million for the year ended December 31, 2006. As a percentage of concessions and other revenues, our costs were 10% for the years ended December 31, 2007 and 2006. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2007 increased to $191.5 million as compared to $189.4 million for the year ended December 31, 2006. The increase in our other theatre operating costs is primarily the result of increased maintenance, utility costs, occupancy costs, and bank fees, partially offset by decreases in personnel costs, insurance and supplies.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2007 decreased to $21.7 million as compared to $29.4 million for the year ended December 31, 2006. The decrease in our general and administrative expenses is due primarily to lower professional fees and a reduction in stock based compensation costs.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2007 decreased approximately 3% as compared to the year ended December 31, 2006.

Net (gain) loss on sale of property and equipment. We recognized a gain of $1.4 million on the sale of property and equipment for the year ended December 31, 2007, as compared to a loss of $297,000 for the year ended December 31, 2006. Our losses and gains primarily result from the disposition of surplus property and equipment.

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

Impairment of long-lived assets. For the years ended December 31, 2007 and 2006 we recorded impairment charges of $26.2 million and $5.8 million, respectively. For 2007, we recorded impairment charges relating to continuing operations of $25.4 million and impairment charges relating to discontinued operations of $825,000. The charges affected 31 theatres with 225 screens in 2007 and were primarily the result of (1) deterioration in the full-year operating results of 25 theatres, resulting in $22.4 million in impairment charges; (2) a fourth quarter decision to market one parcel of land and close six owned theatres and sell the related assets, resulting in $3.1 million in impairment charges; and (3) excess 35 millimeter projectors as a result of the completion of our digital projection installation, resulting in $740,000 in impairment charges. For 2006, we recorded impairment charges relating to continuing operations of $5.8 million. The impairment charges affected seven theatres with 74 screens and were primarily the result of deterioration in the full-year operating results of these theatres and impairment charges relating to discontinued operations of $117,000.

Operating (Loss) Income. Operating loss for the year ended December 31, 2007 was $24.0 million as compared to operating income of $25.6 million for the year ended December 31, 2006. This decrease is due primarily to our impairments of goodwill and long-lived assets in 2007.

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

Income tax (benefit) expense. We recognized an income tax expense of $55.9 million for the year ended December 31, 2007 compared to an income tax benefit of $8.5 million for the year ended December 31, 2006. The Company recognized a full valuation allowance for the year ended December 31, 2007 compared to a combined federal and state income tax rate of 32% for the year ended December 31, 2006.

Income (loss) from discontinued operations. In 2007 and 2006 we closed 20 and 12 theatres, respectively, and reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations

Loss from discontinued operations for the year ended December 31, 2007 was $892,000, including gain on disposal of assets, of $2.2 million, as compared to a loss, net of tax, of $1.2 million, including loss on disposal of assets, net of tax, of $55,000, for the year ended December 31, 2006.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $34.0 million as of December 31, 2008 compared to $35.3 million at December 31, 2007.

At December 31, 2008, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $10.9 million in cash and cash equivalents on hand as compared to $22 million at December 31, 2007. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $25.1 million for the year ended December 31, 2008 as compared to $37.0 million for the same period in 2007. This decrease in our cash provided by operating activities was due primarily to a reduction in accounts payable and accrued expenses as compared to the prior period. Net cash provided by investing activities was $0.6 million for the year ended December 31, 2008 as compared to net cash used in investing activities of $10.4 million for the same period in 2007. The decrease in our net cash used by investing activities is primarily due to a decrease in cash used for the purchases of property and equipment in 2008. Capital expenditures were $11.7 million for the year ended December 31, 2008 as compared to $22.7 million for the same period in 2007. For the year ended December 31, 2008, net cash used in financing activities was $36.8 million as compared to $30.6 million for the same period in 2007. The increase in our net cash used in financing activities is primarily due to $25.0 million of prepayments of long-term debt in 2008 as compared to $15.0 million of unscheduled prepayments of long-term debt in 2007, offset by a decrease in dividends paid of $6.7 million in 2008 as compared to $8.9 million of dividends paid during 2007.

Net cash provided by operating activities was $37.0 million for the year ended December 31, 2007 as compared to $38.2 million for the same period in 2006. This decrease in our cash provided by operating activities was due primarily to reduced theatre operating profits and a reduction in accounts payable and accrued expenses, partially offset by decreased general and administrative expenses. Net cash used in investing activities was $10.4 million for the year ended December 31, 2007 as compared to $31.6 million for the same period in 2006. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment and an increase in proceeds from the sale of investments and property and equipment during 2007. Capital expenditures were $22.7 million for the year ended December 31, 2007 as compared to $35.7 million for the same period in 2006. For the year ended December 31, 2007, net cash used in financing activities was $30.6 million as compared to net cash used in financing activities of $4.2 million for the same period in 2006. Our financing activities in 2007 included $15.0 million of prepayments of long-term debt and $8.9 million of dividends paid in 2007.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2008, we closed twelve of our underperforming theatres as a part of our operating performance improvement plan and estimate closing up to 16 theatres in 2009.

We plan to make a total of approximately $17 million in capital expenditures for calendar year 2009. Pursuant to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year.

In September 2008, our Board of Directors announced the decision to suspend our quarterly dividend in light of the challenging conditions in the credit markets and the wider economy. At that time, we announced plans to allocate our capital primarily to reducing our overall leverage. The cash dividend of $0.175 per share, paid on August 1, 2008 to shareholders of record at the close of business on July 1, 2008, was the last dividend declared by the Board of Directors prior to this decision. The payment of future dividends is subject to the Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. We do not anticipate paying cash dividends in the foreseeable future.

Net Operating Loss Carryforward

As of December 31, 2008, we had $19.0 million of federal and state net operating loss carryforwards, net of IRC Section 382 limitations, with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations, financial position and liquidity.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. We have analyzed the available information to determine the amount of the 2008 limitation and estimate the 2008 limitation to be $1.2 million per year. In total, we estimate that the effect of the 2008 ownership change to result in $97.8 million of net operating loss carryforwards expiring unused.

Credit Agreement and Covenant Compliance

In 2005, we entered into a credit agreement with Bear, Stearns & Co. Inc. (now J.P. Morgan, Inc.), as sole lead arranger and sole book runner, Wells Fargo Foothill, Inc., as documentation agent, and Bear Stearns Corporate Lending Inc. (now J.P. Morgan Loan Services), as administrative agent. The credit agreement provides for senior secured credit facilities in the aggregate principal amount of $405 million.

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

As of December 31, 2008, we had the following amounts outstanding under each of the facilities described above:

•	$161.2 million was outstanding under our $170 million term loan facility;

•	$112.3 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

Our long-term debt obligations mature as follows:

•	the final maturity date of revolving credit facility is May 19, 2010; and

•	the final maturity date of term loans is May 19, 2012.

The interest rate for our senior secured credit agreement under the outstanding revolving and term loans, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At December 31, 2008 and 2007, the average interest rate was 5.80% and 8.57%, respectively.

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

The senior secured credit facilities also contain financial covenants that require us to maintain specified ratios of funded debt to adjusted EBITDA (“our leverage ratio”) and adjusted EBITDA to interest expense (“our interest coverage ratio”). The terms governing each of these ratios are defined in the credit agreement.

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

We have from time to time amended the credit agreement and the most recent amendments included, among other items:

•	amending our leverage ratio such that from and after October 17, 2007 the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•	amending our interest coverage ratio such that from and after October 17, 2007 the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limiting the aggregate capital expenditures that we may make, or commit to make, to $30 million for any fiscal year, provided, that up to $10 million of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permiting sale-leaseback transactions of up to an aggregate of $175 million.

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Our 2007 and 2008 operating results have been significantly lower than expectations, principally due to declines in box office attendance. Based upon our current level of operations and our 2009 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected or we are unable to make our debt repayments, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable.

The following are some factors that could affect our ability to generate sufficient cash from operations:

•	further substantial declines in box office attendance, as a result of a continued general economic downturn, competition and a lack of consumers’ acceptance of the movie products in our markets; and

•	inability to achieve targeted admissions and concessions price increases, due to competition in our markets.

The occurrence of these conditions could require us to seek additional funds from external sources or to refinance all or a portion of our existing indebtedness in order to meet our liquidity requirements.

We are currently required to make principal repayments of our term loans in the amount of $ 705,000 on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $67 million, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under our revolving credit facility would be due and payable on May 19, 2010.

We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. In particular, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets, which could affect our ability to refinance our existing obligations, obtain additional financing, or raise additional capital. If we have insufficient cash flow to fund our liquidity needs and are unable to refinance our indebtedness or raise additional capital, we could come into default under our debt instruments as described above. In addition, we may be unable to pursue growth opportunities in new and existing markets and to fund our capital expenditure needs.

Debt Covenant Compliance

As of December 31, 2008, we were in compliance with all of the financial covenants in our credit agreement. As of December 31, 2008, our leverage and interest coverage ratios were 4.1 and 2.1, respectively. We estimate that based on our 2009 forecast, which consists of January 2009 actual results and the 2009 budget approved by our Board of Directors, our attendance would have to decrease from 2008 levels more than 20% in one quarter or approximately 8% annually in 2009 for us to fail to be in compliance with some or all of our financial covenants.

While we currently believe that we will remain in compliance with these financial covenants at December 31, 2009 based on current projections, it is possible that we may not comply with some or all of our financial covenants. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending. We could also seek waivers or amendments to our credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to our credit agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under our revolving credit facility and the term loan facilities due and payable.

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

Contractual Obligations

In February 2009, we entered into a separation agreement and general release with our former Chief Executive Officer, Michael Patrick (refer to Note 19: Subsequent Events to the consolidated financial statements included elsewhere herein). Had this transaction occurred as of December 31, 2008 our long-term debt obligations, future minimum payments under capital leases, operating leases with terms over one year, the agreement with our former Chief Executive Officer, the Master License Agreement with Christie, and other contractual obligations would have been as follows:

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Term loan credit agreement	$1.7	$81.0	$78.5	$—	$161.2
Delayed draw term loan credit agreement	1.2	56.4	54.7	—	112.3
Interest payments (1)	16.6	31.6	2.5	—	50.7
Financing obligations	10.1	21.6	23.2	203.6	258.5
Capital lease obligations	6.6	12.6	12.1	43.8	75.1
Operating leases	42.2	75.4	67.7	227.1	412.4
Christie contract	0.2	0.3	0.3	0.4	1.2
Separation agreement with former Chief Executive Officer	5.0	—	—	—	5.0

Total contractual cash obligations	$83.6	$278.9	$239.0	$474.9	$1,076.4

(1)	The interest rate under the senior secured credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. The average interest rate for 2008 of 5.80% was used to calculate future interest payments herein.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

Critical Accounting Policies

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to exhibition costs, leasing transactions, depreciation of property and equipment, income taxes, and those related to impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions and such difference could be material. All critical accounting estimates have been discussed with our audit committee.

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

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $3,306, $1,627 and $1,469 in 2008, 2007 and 2006, respectively.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value of the asset group is determined primarily by discounting the estimated future cash flow at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flows, including significant assumptions regarding future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment charges of $36,875, $26,222 and $5,756, respectively.

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

On certain leases we are involved with the construction of the building (typically on land owned by the landlord) and thus are subject to the provisions EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. When we are the deemed owner of the project for accounting purposes, we record the amount of total project costs incurred during the construction period. At completion of the construction project, we evaluate whether the transfer to the landlord/owner meets the requirements of SFAS 98, “Accounting for Leases” for sale-leaseback treatment. If it does not meet such requirements, which is typical, the amounts funded by/received from the landlord are recorded as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and payments for the building portion which is a financing obligation. We then allocate the lease payment for the building portion between a reduction of the financing obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation. In certain leases, the last payment at the end of the lease term is settled by a transfer of the property to the landlord in settlement of the remaining financing obligation. The amount of amortization of the asset and the financing obligation is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value at the end of the lease term, we will recognize a gain at the end of the lease term.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) we recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. We regularly assess the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as our earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could enhance the chances of a realization of a deferred tax asset. When factors indicate that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year that conclusion is made.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. With respect to financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. We adopted SFAS 157 as of January 1, 2007 for financial assets and liabilities, and elected to defer our adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There were no material changes in our valuation methodologies, techniques or assumptions for financial assets and liabilities as a result of our adoption of SFAS 157 for such items. We do not expect our January 1, 2009 adoption of SFAS 157 for nonfinancial assets and liabilities to have a material impact on our results of operations, financial position or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. SFAS 159 also provides companies the opportunity to mitigate volatility in reported earnings causes by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 as of January 1, 2008. We irrevocably elected not to exercise the fair value option. The adoption of SFAS 159 did not have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our debt is based on a structure that is priced over an index or LIBOR rate option. An increase of 1% in interest rates would increase the interest expense on our debt by approximately $2.7 million on an annual basis. If our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis.

We have 36 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $2.4 million over the remaining lives of these leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Atlanta, Georgia

March 16, 2009

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$10,867	$21,975
Restricted cash	184	225
Accounts receivable	4,032	4,120
Inventories	2,373	1,668
Prepaid expenses	5,768	5,689

Total current assets	23,224	33,677

Property and equipment:
Land	55,615	56,522
Buildings and building improvements	290,395	317,186
Leasehold improvements	127,638	133,220
Assets under capital leases	60,986	70,195
Equipment	219,348	237,483
Construction in progress	629	511

Total property and equipment	754,611	815,117
Accumulated depreciation and amortization	(322,805)	(317,804)

Property and equipment, net of accumulated depreciation	431,806	497,313

Assets held for sale	3,655	8,398
Other	23,386	27,129
Intangible assets, net of accumulated amortization	1,392	1,528

Total assets	$483,463	$568,045

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23,995	$28,190
Dividends payable	—	2,244
Accrued expenses	28,684	33,905
Current maturities of long-term debt, capital leases and long-term financing obligations	4,497	4,648

Total current liabilities	57,176	68,987

Long-term liabilities:
Long-term debt, less current maturities	270,694	298,465
Capital leases and long-term financing obligations, less current maturities	117,059	118,600
Other	13,286	12,983

Total long-term liabilities	401,039	430,048

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,230,872 shares issued and 12,828,890 shares outstanding at December 31, 2008, and 13,222,872 shares issued and 12,822,367 shares outstanding at December 31, 2007	394	394
Treasury stock, 401,982 and 400,505 shares at cost, at December 31, 2008 and 2007, respectively	(10,938)	(10,925)
Paid-in capital	285,430	287,788
Accumulated deficit	(249,638)	(208,247)

Total stockholders’ equity	25,248	69,010

Total liabilities and stockholders’ equity	$483,463	$568,045

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Admissions	$313,637	$318,642	$314,680
Concessions and other	160,766	165,316	165,070

Total operating revenues	474,403	483,958	479,750

Operating costs and expenses:
Film exhibition costs	171,845	175,514	171,455
Concession costs	17,340	17,230	16,902
Other theatre operating costs	193,562	191,499	189,395
General and administrative expenses	19,357	21,690	29,442
Depreciation and amortization	37,763	39,786	41,018
(Gain) loss on sale of property and equipment	(1,369)	(1,354)	297
Impairment of goodwill	—	38,240	—
Impairment of long-lived assets	36,479	25,354	5,639

Total operating costs and expenses	474,977	507,959	454,148

Operating (loss) income	(574)	(24,001)	25,602
Interest expense	40,719	47,794	47,510
Gain on sale of investments	(451)	(1,700)	—
Loss on extinguishment of debt	—	—	4,811

Loss before income tax and discontinued operations	(40,842)	(70,095)	(26,719)
Income tax expense (benefit) (Note 8)	363	55,903	(8,513)

Loss before discontinued operations	(41,205)	(125,998)	(18,206)
Loss from discontinued operations (Note 10)	(186)	(892)	(1,183)

Net loss available for common stockholders	$(41,391)	$(126,890)	$(19,389)

Weighted average shares outstanding:
Basic	12,661	12,599	12,341
Diluted	12,661	12,599	12,341

Net (loss) income per common share (Basic and Diluted):
Loss before discontinued operations	$(3.25)	$(10.00)	$(1.48)
Loss from discontinued operations	(0.02)	(0.07)	(0.09)

Basic	$(3.27)	$(10.07)	$(1.57)

Dividends declared per share	$0.35	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(41,391)	$(126,890)	$(19,389)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	37,950	40,328	41,038
Amortization of debt issuance costs	2,420	2,410	2,237
Impairment of long-lived assets	36,875	26,222	5,756
Impairment of goodwill	—	38,240	—
Loss on extinguishment of debt	—	—	4,811
Deferred income taxes	—	55,903	(9,223)
Stock-based compensation	2,130	2,670	4,334
Other	1,139	1,310	856
Gain on sale of investments	(451)	(1,700)	—
(Gain) loss on sale of property and equipment	(2,513)	(3,582)	385
Changes in operating assets and liabilities:
Accounts receivable and inventories	(279)	(140)	(2,000)
Prepaid expenses and other assets	(1,075)	515	7,266
Accounts payable	(3,895)	4,696	474
Accrued expenses and other liabilities	(5,838)	(2,988)	1,702

Net cash provided by operating activities	25,072	36,994	38,247

Cash flows from investing activities:
Purchases of property and equipment	(11,676)	(22,682)	(35,667)
Release of restricted cash	41	2,378	999
Proceeds from sale of investments	2,925	1,700	—
Proceeds from sale of property and equipment	9,314	8,218	3,251
Other	—	—	(202)

Net cash provided by (used in) investing activities	604	(10,386)	(31,619)

Cash flows from financing activities:
Debt activities:
Borrowings	—	—	156,000
Repayments of long-term debt	(28,028)	(18,231)	(152,450)
Repayments of capital lease and long-term financing obligations	(2,011)	(1,344)	(1,229)
Proceeds from long-term financing arrangements	—	239	8,698
Proceeds from the exercise of stock options	—	1,198	—
Purchase of treasury stock	(13)	(2,667)	(3,048)
Debt issuance costs	—	(971)	(3,505)
Dividends paid	(6,732)	(8,873)	(8,687)

Net cash used in financing activities	(36,784)	(30,649)	(4,221)

(Decrease) increase in cash and cash equivalents	(11,108)	(4,041)	2,407
Cash and cash equivalents at beginning of year	21,975	26,016	23,609

Cash and cash equivalents at end of year	$10,867	$21,975	$26,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$40,812	$45,322	$47,277
Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$491	$—	$—
Dividends declared not yet paid	$—	$2,244	$2,178
Non-cash proceeds from sale of property	$750	$—	$—
Non-cash purchase of property and equipment	$858	$1,156	$974

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2006	12,456	$374	(147)	$(5,210)	$297,256	$(61,968)	$230,452
Stock issuance	288	9	—	—	(9)	—	—
Net loss	—	—	—	—	—	(19,389)	(19,389)
Purchase of treasury stock	—	—	(134)	(3,048)	—	—	(3,048)
Dividends declared	—	—	—	—	(8,711)	—	(8,711)
Stock-based compensation	—	—	—	—	4,334	—	4,334

Balance at December 31, 2006	12,744	383	(281)	(8,258)	292,870	(81,357)	203,638
Stock issuance	479	11	—	—	1,187	—	1,198
Net loss	—	—	—	—	—	(126,890)	(126,890)
Purchase of treasury stock	—	—	(120)	(2,667)	—	—	(2,667)
Dividends declared	—	—	—	—	(8,939)	—	(8,939)
Stock-based compensation	—	—	—	—	2,670	—	2,670

Balance at December 31, 2007	13,223	394	(401)	(10,925)	287,788	(208,247)	69,010
Stock issuance	8	—	—	—	—	—	—
Net loss	—	—	—	—	—	(41,391)	(41,391)
Purchase of treasury stock	—	—	(1)	(13)	—	—	(13)
Dividends declared	—	—	—	—	(4,488)	—	(4,488)
Stock-based compensation	—	—	—	—	2,130	—	2,130

Balance at December 31, 2008	13,231	$394	(402)	$(10,938)	$285,430	$(249,638)	$25,248

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

AS OF DECEMBER 31, 2008 AND 2007, AND FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 250 theatres in 36 states. Of the Company’s 250 theatres, 228 show films on a first-run basis and 22 are discount theatres. The Company targets small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.

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

The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. The Company recognizes revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration of the cards or when redemption becomes unlikely. The

Company’s conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $3,306, $1,627 and $1,469 in 2008, 2007 and 2006, respectively.

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

Segment Reporting

Operating segments are defined by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s primary decision makers currently manage the business as one operating segment. The Company’s measure of segment profit is consolidated operating income.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $1,071 and $1,121 at December 31, 2008 and 2007, respectively.

Restricted Cash

Certain balances due to third parties are classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts owed from companies that operate under national contracts with the Company and are stated at their estimated collectible amounts. We have determined that no allowance for doubtful accounts is required as of December 31, 2008 and 2007 based on historical experience that payment is received in full.

Inventories

Inventories consist principally of concessions and theatre supplies are stated at the lower of cost (first-in, first-out method) or market and are all finished goods.

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

Depreciation expense for continuing operations for the years ended December 31, 2008, 2007 and 2006 was $37,763, $39,786 and $41,018, respectively.

Included in property and equipment are capital lease assets with original costs of $61,595 and $70,195 at December 31, 2008 and 2007, respectively, and accumulated depreciation of $32,477 and $34,394, respectively. Included in buildings and building improvements are assets subject to financing leases with costs of $109,399 and $128,185 at December 31, 2008 and 2007, respectively, and accumulated depreciation of $27,237 and $27,941, respectively.

The Company capitalized interest of $0, $252 and $304 for the years ended December 31, 2008, 2007 and 2006, respectively, in connection with the construction of new theatres or additions to existing theatres.

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

Assets Held for Sale

Assets identified for disposition, a portion of which is undeveloped land, are classified as assets held for sale, no longer subject to depreciation, and reported at the lower of their carrying amount or fair value less costs to sell. Disposition of these assets is contingent on current market conditions and the Company cannot be assured that they will be sold at a value equal to or greater than the current carrying value. At December 31, 2008, the asset classifications that comprise “Assets held for Sale” include the carrying value of land of $1,928, building and building improvements of $1,398, and equipment of $329. At December 31, 2007, the asset classifications that comprise “Assets held for Sale” include the carrying value of land of $3,569, building and building improvements of $3,994, and equipment of $835.

Goodwill and Other Acquired Intangible Assets

The Company’s goodwill was acquired through various acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill is not amortized. The Company evaluates goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment. The Company is a single reporting unit, as defined by SFAS 142. In performing step one of its impairment analysis, the Company estimates its fair value, based on the results of both a discounted cash flow model and reference to quoted market prices. If the net book value exceeds fair value, the Company then performs step two of the analysis, allocating the fair value to its assets and liabilities, including intangible assets. The residual amount, following this allocation process, is deemed to be the implied fair value of the goodwill. An impairment charge is recorded to the extent the carrying value of goodwill exceeds its implied fair value. Based on the results of its 2007 annual impairment analysis, the Company believed its goodwill was fully impaired. See Note 4—Goodwill and Other Intangibles.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets are tested for recoverability whenever events or circumstances indicate that the assets’ carrying values may not be recoverable. The Company performs its impairment analysis at the individual theatre-level, the lowest level of independent, identifiable cash flow. Management reviews all available evidence when assessing long-lived assets for potential impairment, including negative trends in theatre-level cash flow, the impact of competition, the age of the theatre, and alternative uses of the assets. The Company’s evaluation of negative trends in theatre level cash flow considers seasonality of the business, with significant revenues and cash-flow being generated in the summer and year-end holiday season. Absent any unusual circumstances, management evaluates new theatres for potential impairment only after such theatre has been open and operational for a sufficient period of time to allow its operations to mature.

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

Discontinued Operations

The results of operations for theatres that have been disposed of or classified as held for sale are eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. Theatres are reported as discontinued when the Company no longer has continuing involvement in the theatre operations and the cash flows have been eliminated, which generally occurs when the Company no longer has operations in a given market. See Note 10—Discontinued Operations.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which the Company has already properly recorded the tax benefit in the income statement. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax strategies. When the indications are that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made. See Note 8—Income Taxes.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (as amended) (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. See Note 8—Income Taxes.

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $6,427, $6,474 and $9,032 in 2008, 2007 and 2006, respectively.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payments Revised” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Beginning with the first quarter of fiscal 2006, the Company adopted SFAS 123(R) using the modified prospective method of adoption. See Note 9 for a description of the Company’s stock plans and related disclosures.

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

On certain leases the Company is involved with the construction of the building (typically on land owned by the landlord) and thus is subject to the provisions of the FASB’s Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). When the Company is the deemed owner of the project for accounting purposes, the Company records the amount of total project costs incurred during the construction period. At completion of the construction project, the Company evaluates whether the transfer to the landlord/owner meets the requirements of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate: Sales-Type Leases of Real Estate; Definition of the Lease Term; and Initial Direct Costs of Direct Financing Leases” (“SFAS 98”), for sale-leaseback treatment. If it does not meet such requirements, which is typical, the Company records amounts funded by or received from the landlord as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and payments for the building portion which is a financing obligation. The Company then allocates the lease payment for the building portion between a reduction of the financing obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value; accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data; for example, a reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. With respect to financial assets and liabilities, SFAS 157 was effective for fiscal years beginning after November 15, 2007. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (FSP 157-2) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities, and elected to defer the adoption of SFAS 157 for nonfinancial assets and liabilities as permitted by FSP 157-2. There were no material changes in the Company’s valuation methodologies, techniques or assumptions for financial assets and liabilities as a result of the adoption of SFAS 157 for such items. The Company does not expect the January 1, 2009 adoption of SFAS 157 for nonfinancial assets and liabilities to have a material effect on the Company’s results of operations or financial position.

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

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

In accordance with SFAS 144, the Company recorded impairment charges of $36,875, $26,222, and $5,756, for the years ended December 31, 2008, 2007, and 2006, respectively.

For 2008, the Company recorded impairment charges relating to continuing operations of $36,479 and impairment charges relating to discontinued operations of $396. The impairment charges affected 43 theatres with 379 screens, and were primarily the result of (1) deterioration in the full-year operating results of 33 theatres, resulting in $32,213 in impairment charges; (2) the pending sale of one closed theatre with a contract price less than carrying value, resulting in $49 in impairment charges; (3) a decrease in the fair market value of excess 35 millimeter projectors, resulting in $2,085 in impairment charges; and (4) excess seat and equipment inventory from our theatre closures, resulting in $2,132 in impairment charges.

For 2007, the Company recorded impairment charges relating to continuing operations of $25,354 and impairment charges relating to discontinued operations of $869. The impairment charges affected 31 theatres with 225 screens and were primarily the result of (1) deterioration in the full-year operating results of 25 of these theatres, resulting in $22,370 in impairment charges; (2) a fourth quarter decision to market one parcel of land and close six owned theatres and sell the related assets, resulting in $3,112 in impairment charges; and (3) excess 35 millimeter projectors as a result of the completion of our digital projection installation, resulting in $740 in impairment charges.

For 2006, the Company recorded impairment charges relating to continuing operations of $5,756. The impairment charges affected seven theatres with 74 screens and were primarily the result of deterioration in the full-year operating results of these theatres.

NOTE 4—GOODWILL AND OTHER INTANGIBLES

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

At December 31, 2008, the Company has recorded the value of certain lease intangibles and trade names as follows:

	December 31,
	2008	2007
Lease intangibles	$1,862	$1,862
Trade names	500	500

Gross carrying value of intangible assets subject to amortization	2,362	2,362
Less accumulated amortization	970	834

Net carrying value	$1,392	$1,528

The lease intangibles assets are being amortized over the remaining lease terms and the trade name intangible asset is being amortized over approximately twenty months. Amortization of such intangible assets was $136, $114, and $440, for the years ended December 31, 2008, 2007, and 2006, respectively. Accumulated amortization of such intangible assets was $970 and $834 as of December 31, 2008 and 2007, respectively.

Amortization expense of intangible assets for fiscal years 2009 through 2013 and thereafter is estimated to be approximately $142, $149, $121, $112, $108 and $760, respectively, with a remaining weighted average useful life of 7 years.

NOTE 5—OTHER ASSETS

At December 31, 2008 and 2007, other assets are as follows:

	December 31,
	2008	2007
Prepaid rent	$4,966	$6,036
Debt issuance costs, net of amortization	9,848	12,449
Deposits and insurance binders	4,483	3,070
Note receivable	750	—
Other	3,339	5,574

	$23,386	$27,129

Note receivable is a three-year note that resulted from the sale of a theatre property in July 2008 that bears interest at 7% and is secured by a second mortgage on the property.

NOTE 6—DEBT

Debt consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Term loan	$161,213	$162,884
Delayed draw term loan credit agreement	112,303	138,660

	273,516	301,544
Current maturities	(2,822)	(3,079)

	$270,694	$298,465

In 2005, the Company entered into a credit agreement that provides for senior secured credit facilities in the aggregate principal amount of $405,000 consisting of:

•	a $170,000 seven year term loan facility maturing in May 2012;

•	a $185,000 seven year delayed-draw term loan facility maturing in May 2012; and

•	a $50,000 five year revolving credit facility available for general corporate purposes maturing in May 2010 for which no amounts were outstanding as of 12/31/08 and 12/31/07.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125,000.

The Company is currently required to make principal repayments of the term loans in the amount of $705 on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $67,000, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under the revolving credit facility would be due and payable on May 19, 2010.

The interest rate for borrowings under the credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At December 31, 2008 and 2007, the average interest rate was 5.80% and 8.57%, respectively.

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

Debt Covenants

The senior secured credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than to the Company;

•	incur additional indebtedness;

•	create liens on their assets;

•	make certain investments;

•	sell or otherwise dispose of their assets;

•	consolidate, merge or otherwise transfer all or any substantial part of their assets; and

•	enter into transactions with their affiliates.

The senior secured credit facilities also contain financial covenants measured quarterly that require the Company to maintain specified ratios of funded debt to adjusted EBITDA (the “leverage ratio”) and adjusted EBITDA to interest expense (the “interest coverage ratio”).

The senior secured credit agreement places certain restrictions on the Company ability to make capital expenditures. In addition to the dollar limitation described below, the Company may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure.

The Company has from time to time amended the senior secured credit agreement and the most recent amendments included, among other items:

•	amending the Company’s leverage ratio such that from and after October 17, 2007 the ratio may not exceed 4.75 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

amending the Company’s interest coverage ratio such that from and after October 17, 2007 the ratio may not be less than 1.65 to 1.00 as of the last day of any quarter for the four-quarter period then ending;

•

limiting the aggregate capital expenditures that the Company may make, or commit to make, to $30 million for any fiscal year, provided, that up to $10 million of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permitting sale-leaseback transactions of up to an aggregate of $175 million.

As of December 31, 2008, the Company was in compliance with all of the financial covenants in its credit agreement. As of December 31, 2008, the Company’s leverage and interest coverage ratios were 4.1 and 2.1, respectively. The Company estimates that based on its 2009 forecast, which consists of January 2009 actual results and the 2009 budget approved by the Board of Directors, attendance would have to decrease from the comparable period in 2008 more than 20% in one quarter in 2009 or 8% for the 2009 year for the Company to fail to be in compliance with some or all of its financial convenants.

While the Company currently believes that it will remain in compliance with these financial covenants through December 31, 2009 based on current projections, it is possible that the Company may not comply with some or all of its financial covenants. In order to avoid such non-compliance, the Company has the ability to reduce, postpone or cancel certain identified discretionary spending. The Company could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, the Company can provide no assurance that it will successfully obtain such waivers or amendments from its lenders. If the Company is unable to comply with some or all of the financial or non-financial covenants and if it fails to obtain future waivers or amendments to the credit agreement, the lenders may terminate the Company’s revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

Debt Maturities

At December 31, 2008 the Company’s future maturities of long-term debt obligations are as follows:

	2009	2010	2011	2012	Total
Term loan credit agreement	$1,671	$1,671	$79,353	$78,518	$161,213
Delayed draw term loan credit agreement	1,151	1,151	55,289	54,712	112,303

Total long-term debt	$2,822	$2,822	$134,642	$133,230	$273,516

NOTE 7—ACCRUED EXPENSES

At December 31, 2008 and 2007, accrued expenses consisted of the following:

	December 31,
	2008	2007
Deferred revenues	$9,696	$11,600
Accrued rents	2,548	2,608
Property taxes	6,539	7,199
Accrued interest	1,331	2,234
Accrued salaries	2,974	3,678
Sales tax	2,382	2,860
Other accruals	3,214	3,726

	$28,684	$33,905

NOTE 8—INCOME TAXES

Income tax expense (benefit) from continuing operations is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Current—State	$363	$0	$0
Deferred:
Federal	0	52,176	(7,945)
State	0	3,727	(568)

Total income tax expense (benefit)	$363	$55,903	$(8,513)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year Ended December 31,
	2008	2007	2006
Pre-tax loss from continuing operations	$(41,205)	$(70,095)	$(26,719)

Federal tax benefit, at statutory rates	(14,422)	(24,533)	(9,352)
State tax benefit, net of federal tax effects	(1,174)	(1,753)	(668)
Non-deductible executive compensation	0	129	1,540
Non-deductible goodwill impairment	0	5,841	0
Other	(31)	(71)	(33)
Reduction in deferred tax assets	33,653	4,936	0
Increase (decrease) in valuation allowance	(17,663)	71,354	0

Total tax expense (benefit) from continuing operations	$363	$55,903	$(8,513)

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
Net operating loss carryforwards	$7,394	$36,397
Alternative minimum tax credit carryforwards	760	760
Tax basis of property, equipment and other assets over book basis	40,030	27,170
Deferred compensation	939	1,307
Deferred rent	5,298	4,852
Compensation accruals	2,021	620
Other	0	583
Valuation allowance	(56,442)	(71,689)

Net deferred tax asset	$0	$0

At December 31, 2008, the Company had federal and state net operating loss carryforwards of $19.0 million, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The 2008 limitation is estimated to be $1.2 million per year, based on the information available. In total, the Company estimates that the effect of the 2008 ownership change will result in $97.8 million of net operating loss carryforwards expiring unused. A similar ownership change and Section 382 limitation occurred in the fourth quarter of 2007 which limited annual net operating losses available for use to $6.7 million. Accordingly, net operating losses and other certain deferred tax assets were reduced by $4,936 in 2007 and $33,653 in 2008.

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At December 31, 2008 and December 31, 2007, the Company’s consolidated net deferred tax assets, net of IRC section 382 limitations, were $56,442 and $71,689, respectively, before the effects of any valuation allowance. In accordance with SFAS 109, the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the Company’s assessment of the recoverability of its deferred tax asset is its history of cumulative losses. During 2007, the Company concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in that year and the preceding two years and recorded at that time a valuation allowance to fully reserve its deferred tax assets. The valuation allowance decreased during 2008 as a result of the limitations imposed by Section 382 on the Company’s net operating loss carryforwards and the related decrease in our deferred tax assets.

The Company expects that it will not generally recognize income tax expense or benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Income Tax Uncertainties

The Company adopted the provisions of FIN 48 on January 1, 2007, with no impact on beginning retained earnings. As of the date of adoption, the Company had gross unrecognized tax benefits of $3,326. The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. As a result, the Company increased its deferred tax assets by $1,486, and increased liabilities for FIN 48 by $1,486 on the adoption date. Because the Company’s uncertain tax position will be fully absorbed by net operating loss carryforwards, the FIN 48 liabilities were classified within deferred tax assets as of December 31, 2007.

The tax benefit of the Company’s uncertain tax positions is reflected in its net operating loss carryforwards which have been significantly limited by IRC Section 382. As a result of the fourth quarter 2008 ownership change, the Company decreased its gross unrecognized tax benefits by $3,037 to reflect the de-recognition of tax positions resulting from the Section 382 limitations.

As of December 31, 2008, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at December 31, 2007 and December 31, 2008.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$3,326
Increases in tax positions for prior years	0
Decreases in tax positions for prior years	(31)
Increases in tax positions for current year	0
Settlements	0
Lapse in statute of limitations	(113)

Gross unrecognized tax benefits at December 31, 2007	3,182
Increases in tax positions for prior years	0
Decreases in tax positions for prior years	(3,037)
Increases in tax positions for current year	0
Settlements	0
Lapse in statute of limitations	(145)

Gross unrecognized tax benefits at December 31, 2008	$0

NOTE 9—STOCKHOLDERS’ EQUITY

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

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2008, there were 1,150,390 shares available for future grants under the 2004 Incentive Stock Plan.

The determination of the fair value of stock option awards on the date of grant using option-pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards.

The Company also issues restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period; thus it recognizes compensation expense over the one to three year period equal to the grant date value of the shares awarded to the employee.

The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company’s total stock-based compensation expense was approximately $2,130, $2,670 and $4,334 in 2008, 2007 and 2006, respectively. These amounts were recorded in general and administrative expenses. As of December 31, 2008, the Company had approximately $1,612 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of ..73 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options—Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its time vesting stock options for which vesting is dependent only on employees providing future service.

The following table sets forth the summary of option activity for stock options with service vesting conditions for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	188,334	$30.39
Exercised	—	$—
Forfeited	(23,334)	$35.63

Outstanding at December 31, 2008	165,000	$29.65	4.73	$—

Exercisable on December 31, 2008	165,000	$29.65	4.73	$—

The intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $230, and $0, respectively.

Options—Market Condition Vesting

In April 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 2007 stock option grants are aligned with market performance, as one-third of these stock options each will vest when the Company achieves an increase in the trading price of its common stock equal to 25%, 30% and 35%, respectively. The Company determined the aggregate grant date fair value of these stock options to be approximately $1,430. The fair value of these options was estimated on the date of grant using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested.

The following table sets forth the summary of option activity for Company’s stock options with market condition vesting for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	260,000	$25.95
Granted	—	—

Outstanding at December 31, 2008	260,000	$25.95	9.29	$—

Exercisable at December 31, 2008	—	$—	—	$—

Expected to vest at December 31, 2008	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	169,834	$25.70
Granted	12,500	$8.19
Vested	(19,166)	$24.75
Forfeited	(2,500)	$25.95

Nonvested at December 31, 2008	160,668	$24.45

NOTE 10—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2008, 2007 and 2006, the Company closed eleven, twenty and twelve theatres and reported the results of these operations, including gains or losses in disposal, as discontinued operations in accordance with SFAS 144. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations. There was no tax expense or benefit allocated to discontinued operations for 2008 and 2007 because the Company had a loss from continuing and discontinued operations in those periods and a full tax valuation allowance.

In accordance with SFAS 144, all prior years activity included in the accompanying consolidated statements of operations has been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

	For the year ended December 31,
	2008	2007	2006
Revenue from discontinued operations	$2,417	$9,180	$15,749
Operating loss before income taxes	$(1,330)	$(3,120)	$(1,805)
Income tax benefit for discontinued operations	$0	$0	$677
Gain (loss) on disposal, before taxes	$1,144	$2,228	$(88)
Income tax benefit for gain (loss) on disposal	$0	$0	$33
Income (loss) from discontinued operations	$(186)	$(892)	$(1,183)

NOTE 11—BENEFIT PLANS

The Company maintains a funded non-qualified deferred compensation program for its senior executives pursuant to which it pays additional compensation equal to 10% of the senior executive’s annual compensation. The Company directs this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. The Company also pays certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that are determined at management’s discretion. Aggregate contributions to all such accounts in cash amounted to $562, $1,365 and $1,464 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2008, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2009	$42,224	$6,612	$10,128
2010	38,970	6,355	10,374
2011	36,384	6,248	11,243
2012	34,611	5,993	11,409
2013	33,050	6,067	11,741
Thereafter	227,107	43,811	203,584

Total minimum lease payments	$412,346	75,086	258,479

Less amounts representing interest at ranging from 3.6% to 19.6%		(42,148)	(172,683)

Present value of future minimum lease payments		32,938	85,796
Less current maturities		(1,589)	(86)

Long-term obligations		$31,349	$85,710

As of December 31, 2008, the Company’s capital leases and financing obligations financed had effective interest rates ranging from 3.6% to 19.6%.

Rent expense on operating leases was approximately $43,646, $45,094 and $45,028 for 2008, 2007 and 2006, respectively. Included in such amounts are approximately $1,085, $1,236 and $1,642 in contingent rental expense for 2008, 2007 and 2006, respectively. Interest expense includes $1,274, $1,366 and $2,140 for 2008, 2007 and 2006, respectively, related to contingent rent on capital leases and financing obligations.

NOTE 13—LITIGATION

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

NOTE 14—SALE OF EQUITY METHOD INVESTMENT

In August 2008, the Company sold an investment for $2,700 and recognized a gain of $226 at that time.

NOTE 15—FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Fair values of long-term debt are based on quoted market prices at the date of measurement. At December 31, 2008, the fair value of the remaining long-term debt as determined by quotes from financial institutions was $212,000 compared to a carrying amount of $273,500.

NOTE 16—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, for the years ended December 31, 2008, 2007, and 2006, all common stock equivalents were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

	Years ended December 31,
	2008	2007	2006
Weighted average shares outstanding	12,826	12,709	12,386
Less: restricted stock issued	(165)	(110)	(45)

Basic divisor	12,661	12,599	12,341
Dilutive Shares:
Stock options	0	0	0

Diluted divisor	12,661	12,599	12,341

Net income (loss) per share:
Basic and Diluted	$(3.27)	$(10.07)	$(1.57)

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2008 and 2007. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly income (loss) per share may not agree to the total for the year.

	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (2)	Total
Year ended December 31, 2008
Total revenues from continuing operations	$116,662	$117,714	$122,653	$117,374	$474,403
Operating income (loss) from continuing operations	6,464	8,447	9,690	(25,175)	(574)
Net (loss) income	$(4,338)	$(2,219)	$(203)	$(34,631)	$(41,391)
Net loss per common share:
Basic	$(0.34)	$(0.18)	$(0.02)	$(2.73)	$(3.27)
Diluted	$(0.34)	$(0.18)	$(0.02)	$(2.73)	$(3.27)

	1st Quarter (1)	2nd Quarter (1)(3)	3rd Quarter (1)	4th Quarter (2)	Total
Year ended December 31, 2007
Total revenues from continuing operations	$108,237	$127,548	$132,505	$115,668	$483,958
Operating income (loss) from continuing operations	6,138	11,885	13,956	(55,980)	(24,001)
Net (loss) income	$(3,735)	$(56,842)	$1,980	$(68,293)	$(126,890)
Net income (loss) per common share:
Basic	$(0.30)	$(4.51)	$0.16	$(5.40)	$(10.07)
Diluted	$(0.30)	$(4.51)	$0.16	$(5.40)	$(10.07)

(1)	In connection with reporting for discontinued operations the Company has reclassified the quarterly results.
(2)	In connection with the asset impairment evaluations, the Company recognized additional impairment charges attributable to underperforming assets in the fourth quarters of 2008 and 2007 (see Note 3 for additional information), and goodwill impairment in the fourth quarter of 2007 (see Note 4).
(3)	During the second quarter of 2007, the Company concluded that recoverability of the deferred tax assets was uncertain based upon cumulative losses in that period and the preceding two years and recorded a valuation allowance to fully reserve its deferred tax assets.

NOTE 18—ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 108

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

In applying the provisions of SAB 108, the Company identified misstatements which had a cumulative effect on accumulated deficit as of December 31, 2005 of $2,413 pre-tax and $2,265, net of tax. Under the previous method of evaluating misstatements, the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Company elected to not restate prior year financial statements and, instead, recorded the adjustments to accumulated deficit as of January 1, 2006. The adjustments recorded at January 1, 2006 are as follows:

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

•

correct the tax expense related to the incorrect application of Internal Revenue Code Section 162(m) limiting the Company’s deductibility of certain executive compensation in 2004 and 2006, increasing the deferred tax liability approximately $758.

NOTE 19—SUBSEQUENT EVENTS

In January 2009, the Company’s Chairman, Chief Executive Officer and President, Michael W. Patrick, left the Company. In February 2009, the Company and Mr. Patrick entered into a separation agreement and general release (the “Separation Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Separation Agreement, the Company will make a lump sum payment to Mr. Patrick of $5,000 in the third quarter of 2009. Mr. Patrick will continue to receive medical benefits and group life insurance coverage until January 2012. Should Mr. Patrick die on or before January 31, 2012, the Company will pay the sum of $850 to Mr. Patrick’s surviving spouse or other designated beneficiary. Pursuant to the Separation Agreement, Mr. Patrick resigned from the Company’s Board of Directors effective February 20, 2009.

Mr. Patrick and the Company have provided a mutual general release from any and all claims relating to his employment. Further, until January 2011, Mr. Patrick has agreed (i) not to compete with the Company in any of the 36 states identified in the Separation Agreement, (ii) not to hire or solicit certain of the Company’s key employees and (iii) not to solicit certain of the Company’s investors, customers or vendors. Mr. Patrick has also agreed to a standstill provision, providing, among other things, that he will not (i) without the prior approval of the Board of Directors purchase any voting securities of the Company or take certain other actions affecting the control of the Company until January 2012 and (ii) sell or otherwise dispose of his current equity interests in the Company until August 2010.

The consideration payable to Mr. Patrick under the Separation Agreement was based on the terms of his existing employment agreement and the other agreements contained in the Separation Agreement, including the mutual release, the non-compete and standstill provisions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officers and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2008 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein, the Company maintained, in all material aspects, effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, we remediated the following material weakness in our internal control over financial reporting that existed and was reported in our filings with the SEC as of December 31, 2007 and most recently as of September 30, 2008:

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

During 2008, we completed the remediation plan for the material weakness that existed at December 31, 2007 and, as a result, made the following significant changes to the internal control over financial reporting:

•

We improved our internal controls, processes and procedures to timely and properly monitor, evaluate and record unusual and non-routine transactions in accordance with GAAP. We realigned responsibilities within our accounting and finance departments. We hired additional resources to focus on research and the application of GAAP. We established continuing education requirements for our current accounting and finance staff and monitored their progress towards meeting the requirements.

•

We implemented additional reviews of significant spreadsheets by our senior accounting and finance personnel. Additionally, we used the available software security to protect complex calculations in our significant spreadsheets to effectively control the integrity of data used in preparation and analysis of accounting and financial information.

•

We developed and implemented a process for discussions among finance management to improve the level of communication on significant matters and unusual events and transactions, as well as providing a platform for formalized discussion of changes in technical accounting guidance including authoritative literature issued by the FASB, AICPA, SEC and other standard setting bodies.

Our efforts to remediate the identified material weakness and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee. We believe the remediation measures described above have been successful in the remediation of the material weakness previously identified and have further strengthened and enhanced our internal control over financial reporting. Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s consolidated financial statements as of and for the year ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Atlanta, Georgia

March 16, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2009 Annual Meeting of Stockholders (“2009 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2009 Proxy Statement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors—Audit Committee” in the section entitled “Corporate Governance” in our 2009 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Compensation Plans” contained in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2009 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(a)(2) All financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

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

Exhibit Number	Description
2.1	Debtors’ Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit 99 to Carmike’s Current Report on Form 8-K filed November 19, 2001 and incorporated herein by reference).

2.2	Debtors’ Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated November 14, 2001 (filed as Exhibit T-3E1 to Carmike’s Form T-3 filed December 11, 2001 and incorporated herein by reference).

2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation (filed as Exhibit 2.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed January 22, 2009 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.2	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference).

10.3	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.4	Third Amendment, dated as of May 9, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.5	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

10.8	Seventh Amendment, dated as of July 27, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference).

10.9	Eighth Amendment, dated as of October 17, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 22, 2007 and incorporated herein by reference).

10.10	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit Number	Description
10.11	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.12*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.13*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.14*	Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement (filed as Exhibit 10.12 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.15*	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.16*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17*	Amendment No. 1 to Employment Agreement, between Carmike Cinemas, Inc. and Michael W. Patrick, dated as of December 31, 2008.

10.18*	Separation Agreement and General Release, dated February 12, 2009, by and between Michael W. Patrick and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Form 8-K filed on February 13, 2009 and incorporated herein by reference).

10.19*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.20*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.21*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.22*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.23*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

10.24*	Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.25*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.26*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.27*	Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.28*	Form of Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.29*	Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred. W. Van Noy.

10.30*	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.31*	Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment.

10.32+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.33	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.34*	Release and Consulting Services Agreement, dated as of March 31, 2006, by and between Carmike Cinemas, Inc. and Martin A. Durant (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.35*	Release and Consulting Services Agreement, dated as of June 15, 2007, by and between Anthony J. Rhead and Carmike Cinemas, Inc. (filed as Exhibit 10.5 to Carmike’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference).

10.36	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.37	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.38	Indemnification Agreement, effective as of November 11, 2005, by and between Carmike Cinemas, Inc. and James J. Gaffney (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.39	Indemnification Agreement, dated as of October 20, 2006, between Carmike Cinemas, Inc. and Kevin D. Katari (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 25, 2006 and incorporated herein by reference).

10.40*	2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.41*	2006 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.42*	2007 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.43*	2007 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.44*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

10.45*	Amendment No. 1 to Carmike Cinemas, Inc. Annual Executive Bonus Program, effective January 1, 2009.

11	Computation of per share earnings (provided in Note 15 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment has been granted for certain portions of this document under Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the SEC.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 16, 2009	By:	/s/ FRED W. VAN NOY
Senior Vice President, Chief Operating Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/s/ S. DAVID PASSMAN III S. David Passman III	Chairman of the Board of Directors

/s/ FRED W. VAN NOY Fred W. Van Noy	Senior Vice President, Chief Operating Officer and Director (Principal Executive Officer)

/s/ RICHARD B. HARE Richard B. Hare	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ JEFFREY A. COLE Jeffrey A. Cole	Assistant Vice President—Controller (Principal Accounting Officer)

/s/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/s/ CARL L. PATRICK, JR. Carl L. Patrick, Jr.	Director

/s/ ROLAND C. SMITH Roland C. Smith	Director

/s/ PATRICIA A. WILSON Patricia A. Wilson	Director