Form 10-Q
period 2009-03-31
CARMIKE CINEMAS INC
filed 2009-05-04
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,815,504 shares outstanding as of April 24, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,594	$10,867
Restricted cash	60	184
Accounts receivable	3,068	4,032
Inventories	2,339	2,373
Prepaid expenses	5,950	5,768

Total current assets	22,011	23,224

Property and equipment:
Land	54,808	55,615
Buildings and building improvements	289,754	290,395
Leasehold improvements	127,116	127,638
Assets under capital leases	60,986	60,986
Equipment	219,031	219,348
Construction in progress	1,393	629

Total property and equipment	753,088	754,611
Accumulated depreciation and amortization	(328,340)	(322,805)

Property and equipment, net of accumulated depreciation	424,748	431,806

Assets held for sale	4,656	3,655
Other	22,444	23,386
Intangible assets, net of accumulated amortization	1,357	1,392

Total assets	$475,216	$483,463

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,956	$23,995
Accrued expenses	32,966	28,684
Current maturities of long-term debt, capital leases and long-term financing obligations	4,424	4,497

Total current liabilities	58,346	57,176

Long-term liabilities:
Long-term debt, less current maturities	265,040	270,694
Capital leases and long-term financing obligations, less current maturities	116,999	117,059
Other	13,448	13,286

Total long-term liabilities	395,487	401,039

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,218,372 shares issued and 12,815,504 shares outstanding at March 31, 2009, and 13,230,872 shares issued and 12,828,890 shares outstanding at December 31, 2008	395	394
Treasury stock, 402,868 and 401,982 shares at cost, at March 31, 2009 and December 31, 2008, respectively	(10,940)	(10,938)
Paid-in capital	285,563	285,430
Accumulated deficit	(253,635)	(249,638)

Total stockholders’ equity	21,383	25,248

Total liabilities and stockholders’ equity	$475,216	$483,463

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$81,275	$77,859
Concessions and other	40,637	38,401

Total operating revenues	121,912	116,260
Operating costs and expenses:
Film exhibition costs	43,806	41,640
Concession costs	3,831	4,135
Other theatre operating costs	50,793	49,251
General and administrative expenses	4,058	5,646
Separation agreement charges (Note 9)	5,462	—
Depreciation and amortization	8,662	9,132
(Gain) loss on sale of property and equipment	(45)	12

Total operating costs and expenses	116,567	109,816

Operating income	5,345	6,444
Interest expense	9,016	11,143

Loss from continuing operations before income tax	(3,671)	(4,699)
Income tax expense (Note 3)	—	—

Loss before discontinued operations	(3,671)	(4,699)
Income (loss) from discontinued operations (Note 5)	(326)	361

Net loss available for common stockholders	$(3,997)	$(4,338)

Weighted average shares outstanding:
Basic	12,668	12,650
Diluted	12,668	12,650

Net loss per common share (Basic and Diluted):
Loss from continuing operations	$(0.29)	$(0.37)
Income (loss) from discontinued operations, net of tax	(0.03)	0.03

Net loss per common share	$(0.32)	$(0.34)

Dividends declared per share	$—	$0.175

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,997)	$(4,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,699	9,263
Amortization of debt issuance costs	551	553
Stock-based compensation	133	698
Other	632	640
Gain on sale of property and equipment	(119)	(842)
Changes in operating assets and liabilities:
Accounts receivable and inventories	995	550
Prepaid expenses and other assets	209	933
Accounts payable	(2,907)	(2,656)
Accrued expenses and other liabilities	4,559	(3,512)

Net cash provided by operating activities	8,755	1,289

Cash flows from investing activities:
Purchases of property and equipment	(3,478)	(2,747)
Release of restricted cash	124	168
Proceeds from sale of property and equipment	441	1,129

Net cash used in investing activities	(2,913)	(1,450)

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(5,706)	(769)
Repayments of capital lease and long-term financing obligations	(407)	(659)
Purchase of treasury stock	(2)	(10)
Dividends paid	—	(2,244)

Net cash used in financing activities	(6,115)	(3,682)

Decrease in cash and cash equivalents	(273)	(3,843)
Cash and cash equivalents at beginning of period	10,867	21,975

Cash and cash equivalents at end of period	$10,594	$18,132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,278	$11,010
Income taxes	$300	—

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$—	$491
Dividends declared not yet paid	$—	$2,243
Non-cash purchase of property and equipment	$727	$179

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2009 and 2008

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of March 31, 2009, and the results of operations and cash flows for the three month periods ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first three months of 2009. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective as of January 1, 2008 for the Company’s financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in the Company’s consolidated financial statements. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. The provisions of SFAS 157 were effective as of January 1, 2009 for the Company’s nonfinancial assets and liabilities. There were no material changes in the Company’s valuation methodologies, techniques or assumptions for financial and nonfinancial assets and liabilities as a result of the adoption of SFAS 157 for such items.

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

In April 2009, the FASB issued FSP SFAS 107-b and Accounting Principles Board (“APB”) Opinion 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b and APB 28-a”). This FASB Staff Position (“FSP”) amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company has elected to early adopt SFAS 107-b and APB 28-a for the period ended March 31, 2009. Refer to Note 7 – Financial Instruments. An entity that elects to early adopt SFAS 107-b must also early adopt SFAS 157-e, “Determining Whether a Market is not Active and a Transaction is Not Distressted. (“SFAS 157-e”) and SFAS 115-a, “Recognition and Presentation of Other-Than Temporary Impairments” (“SFAS 115-a”). The adoption of SFAS 157-e and SFAS 115-a for the period ended March 31, 2009 did not have an impact on the Company’s results of operations, financial position or valuation methodologies.

NOTE 2—DEBT

Debt consisted of the following on the dates indicated:

	March 31, 2009	December 31, 2008
Term loan	$155,796	$161,213
Delayed draw term loan credit agreement	112,015	112,303

	267,811	273,516
Current maturities	(2,770)	(2,822)

	$265,040	$270,694

In 2005, the Company entered into a credit agreement that provides for senior secured credit facilities in the aggregate principal amount of $405,000 consisting of:

•	a $170,000 seven year term loan facility maturing in May 2012;

•	a $185,000 seven year delayed-draw term loan facility maturing in May 2012; and

•	a $50,000 five year revolving credit facility available for general corporate purposes maturing in May 2010 for which no amounts were outstanding as of March 31, 2009 or December 31, 2008.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125,000.

The Company is currently required to make principal repayments of the term loans in the amount of $693 on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $65,394, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under the revolving credit facility would be due and payable on May 19, 2010.

The interest rate for borrowings under the credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At March 31, 2009 and 2008, the average interest rate was 5.80% and 6.55%, respectively.

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

•

limiting the aggregate capital expenditures that the Company may make, or commit to make, to $30,000 for any fiscal year, provided, that up to $10,000 of unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year; and

•	permitting sale-leaseback transactions of up to an aggregate of $175,000.

As of March 31, 2009, the Company was in compliance with all of the financial covenants in its credit agreement. As of March 31, 2009, the Company’s leverage and interest coverage ratios were 3.9 and 2.3, respectively. The Company estimates that based on its 2009 forecast, which consists of actual results through March 31, 2009 and the 2009 budget approved by the Board of Directors, attendance (absent other factors) would have to decrease from the comparable period in 2008 more than 21% in one remaining quarter during 2009, or 9% for the remaining nine months of the year in order for the Company to fail to be in compliance with some or all of its financial covenants.

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

NOTE 3—INCOME TAXES

As of March 31, 2009, after generating approximately $4.0 million of estimated operating loss carryforwards for the three months ended March 31, 2009, the Company had federal and state net operating loss carryforwards of $23.0 million, net of Internal Revenue Code (“IRC”) Section 382 limitations, to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The limitation is estimated to be $1.2 million per year, based on the information available. In total, the Company estimates that the effect of the 2008 ownership change will result in $97.8 million of net operating loss carryforwards expiring unused; such unusable net operating loss carryforwards are therefore not included in the amount disclosed in the first paragraph above.

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At March 31, 2009 and December 31, 2008, the Company’s consolidated net deferred tax assets, net of IRC section 382 limitations, were $57,438 and $56,442, respectively, before the effects of any valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the Company’s assessment of the recoverability of its deferred tax asset is its history of cumulative losses. During 2007, the Company concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in that year and the preceding two years and recorded at that time a valuation allowance to fully reserve its deferred tax assets. The valuation allowance decreased during 2008 as a result of the limitations imposed by Section 382 on the Company’s net operating loss carryforwards and the related decrease in the Company’s deferred tax assets.

The Company expects that it will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Should the Company realize year-to-date pre-tax income during 2009, then the Company will likely record income tax expense as a result of the Section 382 limitation to the use of its net operating loss carryforwards.

Income Tax Uncertainties

The adoption of FIN 48 required the Company to reclassify certain amounts related to uncertain tax positions. Because the Company’s uncertain tax positions would be fully absorbed by net operating loss carryforwards, the FIN 48 liabilities were classified within deferred tax assets. As a result of the fourth quarter 2008 ownership change, the Company decreased its gross unrecognized tax benefits by $3,037 to reflect the de-recognition of tax positions resulting from the Section 382 limitations.

The tax benefit of the Company’s uncertain tax positions is reflected in its net operating loss carryforwards which have been significantly limited by IRC Section 382. As a result of the fourth quarter 2008 ownership change, the Company decreased its gross unrecognized tax benefits by $3,037 to reflect the de-recognition of tax positions resulting from the Section 382 limitations.

As of March 31, 2009, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties for the three months ended March 31, 2009 and March 31, 2008.

NOTE 4—EQUITY BASED COMPENSATION

The Company’s total stock-based compensation expense was approximately $134 and $698 for the three months ended March 31, 2009 and 2008, respectively. These amounts were recorded in general and administrative expenses. As of March 31, 2009, the Company had approximately $1,159 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately one year. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of such options granted and the weighted-average assumptions for such options granted during 2009:

2009
Fair value of options on grant date	$1.06
Expected life (years)	5
Risk-free interest rate	2.00%
Expected dividend yield	—%
Expected volatility	67.95%

The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	165,000	$29.65	4.73
Granted	5,000	$1.85	9.97	4
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2009	170,000	$28.84	4.64	$4

Exercisable on March 31, 2009	170,000	$28.84	4.64	$4

Options – Market Condition Vesting

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	260,000	$25.95	8.29
Granted	—	—

Outstanding at March 31, 2009	260,000	$25.95	8.04	$—

Exercisable at March 31, 2009	—	$—	—	$—

Expected to vest at March 31, 2009	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants under the Company’s 2002 Stock Plan and 2004 Incentive Stock Plan for the three months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	160,668	$24.45
Granted	—	$—
Vested	(2,500)	$22.65
Forfeited	(12,500)	$25.95

Nonvested at March 31, 2009	145,668	$24.35

NOTE 5—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2009 and 2008, the Company closed two theatres and one theatre, respectively. The Company reported the results of these operations, including gains or losses on disposal, as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

In accordance with SFAS 144, all prior year activity of theatres closed since that period included in the accompanying condensed consolidated statements of operations has been reclassified to separately show the results of operations of such theatres as discontinued operations. Assets and liabilities associated with the discontinued operations have not been segregated in the accompanying condensed consolidated balance sheets as they are not material.

The following table provides information regarding discontinued operations for the periods presented.

	Three Months Ended March 31
	2009	2008
Revenue from discontinued operations	$246	$1,590
Operating loss	$(400)	$(493)
Gain on disposal	$74	$854
Income (loss) from discontinued operations	$(326)	$361

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

NOTE 7—FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Fair values of long-term debt are based on quoted market prices at the date of measurement. At March 31, 2009, the fair value of long-term debt as determined by quotes from financial institutions was $211,571 compared to a carrying amount of $267,811. At December 31, 2008, the fair value of long-term debt as determined by quotes from financial institutions was $212,000 compared to a carrying amount of $273,500.

NOTE 8—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, all common stock equivalents aggregating 425,833 and 425,000 for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive affect.

NOTE 9—SEPARATION AGREEMENT CHARGES

In January 2009, the Company’s Chairman, Chief Executive Officer and President, Michael W. Patrick, ceased employment with the Company. In February 2009, the Company and Mr. Patrick entered into a separation agreement and general release (the “Separation Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Separation Agreement, the Company will make a lump sum payment to Mr. Patrick of $5,000 in the third quarter of 2009 and pay all of Mr. Patrick’s club membership dues through 2009. Mr. Patrick will continue to receive medical benefits and group life insurance coverage until January 2012. Should Mr. Patrick die on or before January 31, 2012, the Company will pay the sum of $850 to Mr. Patrick’s surviving spouse or other designated beneficiary. The consideration payable to Mr. Patrick under the Separation Agreement was based on the terms of his existing employment agreement and the other agreements contained in the Separation Agreement, including its mutual release, non-compete and standstill provisions. The Company recorded charges of $5,462, including legal and related costs, in its results of operations for the three months ended March 31, 2009 for the estimated future costs associated with the separation agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2009 we owned, operated or had an interest in 249 theatres with 2,288 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2009, we had 229 theatres with 2,154 screens on a digital-based platform, including 193 theatres with 500 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

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

In light of the continuing challenging conditions in the credit markets and the wider economy, we continue to incur operating losses and focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to reducing our overall leverage. To this end, during the three months ended March 31, 2009, we made voluntary pre-payments to reduce bank debt of $5 million and in September 2008 we announced our decision to suspend our quarterly dividend. In addition, we continue to sell surplus property in order to deleverage our balance sheet.

In January 2009, the Company’s Chairman, Chief Executive Officer and President, Michael W. Patrick, ceased employment with the Company. Refer to Note 9 – Separation Agreement Charges.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2009	2008
Average theatres	250	262
Average screens	2,289	2,341
Average attendance per screen	5,579	5,229
Average admission per patron	$6.38	$6.45
Average concessions and other sales per patron	$3.19	$3.18
Total attendance (in thousands)	12,771	12,239
Total revenues (in thousands)	$121,912	$116,260

Total revenue increased approximately 5% to $121.9 million for the three months ended March 31, 2009 compared to $116.3 million for the three months ended March 31, 2008, due to an increase in total attendance and an increase in average concessions and other sales per patron offset by a decrease in average admissions per patron due to the strong performance of a special event movie in the three months ended March 31, 2008.

Admissions revenue increased approximately 4% to $81.3 million for the three months ended March 31, 2009 from $77.9 million for the same period in 2008, due to an increase in total attendance offset by a decrease in average admissions per patron due to the strong performance of a special event movie in the three months ended March 31, 2008.

Concessions and other revenue increased approximately 6% to $40.6 million for the three months ended March 31, 2009 compared to $38.4 million for the same period in 2008, due to an increase in total attendance and an increase in average concessions and other sales per patron.

We operated 249 theatres with 2,288 screens at March 31, 2009 compared to 262 theatres with 2,339 screens at March 31, 2008.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2009	2008	% Change
Film exhibition costs	$43,806	$41,640	5
Concession costs	$3,831	$4,135	(7)
Other theatre operating costs	$50,793	$49,251	3
General and administrative expenses	$4,058	$5,646	(28)
Depreciation and amortization	$8,662	$9,132	(5)
Loss (gain) on sale of property and equipment	$(45)	$12	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs for the three months ended March 31, 2009 increased to $43.8 million as compared to $41.6 million for the three months ended March 31, 2008 due to an increase in admissions revenue primarily as a result of an increase in attendance. As a percentage of admissions revenue, film exhibition costs for the three months ended March 31, 2009 were 54% as compared to 53% for the three months ended March 31, 2008 primarily as a result of additional costs associated with 3D films due to higher attendance and advertising for theatre openings.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs equaled approximately $3.8 million for the three months ended March 31, 2009 and $4.1 million for the three months ended March 31, 2008 due to lower product costs offset by an increase in concessions and other sales revenue. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2009 were 9.4% as compared to 10.8% for the three months ended March 31, 2008 due to an increase in concessions sales of higher margin products. Our focus continues to be a limited concessions offering of high margin products; such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2009 increased to $50.8 million as compared to $49.3 million for the three months ended March 31, 2008. The increase in our other theatre operating costs are primarily the result of an increase in occupancy costs due to the opening of new theatres and an increase in repair and maintenance costs, offset by a reduction in our salaries and wages expense.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2009 decreased to $4.1 million as compared to $5.6 million for the three months ended March 31, 2008. The decrease in our general and administrative expenses is due to reductions in our salaries and wages expense, incentive compensation and legal and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2009 decreased approximately 5% as compared to the three months ended March 31, 2008. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net loss (gain) on sales of property and equipment. We recognized a gain of $45,000 on the sales of property and equipment for the three months ended March 31, 2009, as compared to a loss of $12,000 for the three months ended March 31, 2008.

Separation agreement charges. We recognized charges of $5.5 million for estimated expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick for the three months ended March 31, 2009, as compared to no expense recorded for the three months ended March 31, 2008.

Operating Income. Operating income for the three months ended March 31, 2009 decreased 17% to $5.3 million as compared to $6.4 million for the three months ended March 31, 2008. As a percentage of revenues, operating income for the three months ended March 31, 2009 was 4% as compared to 6% for the three months ended March 31, 2008. These fluctuations are primarily a result of the separation agreement charges and the other factors described above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2009 decreased 19% to $9.0 million from $11.1 million for the three months ended March 31, 2008. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates. Interest income, included in interest expense net, was $23,000 for the three months ended March 31, 2009, respectively, as compared to $110,000 for the same period in 2008.

Income tax. During the first three months of 2008 and 2009 we did not recognize any tax benefit. At March 31, 2009 and December 31, 2008, our consolidated net deferred tax assets were $57.4 million and $56.4 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

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

Should we realize year-to-date pre-tax income during 2009, then we will likely record income tax expense as a result of the Section 382 limitation to the use of our net operating loss carryforwards.

Income (loss) from discontinued operations, net of tax. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2009 and 2008, we closed two theatres and one theatre, respectively, and reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results of operations from discontinued operations through the respective dates of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded a loss from discontinued operations for the three months ended March 31, 2009 of $326,000 as compared to income of $361,000 for the three months ended March 31, 2008. The results from discontinued operations include a gain of $74,000 on disposal of assets for the three months ended March 31, 2009 as compared to a gain of $854,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $36.3 million as of March 31, 2009 compared to working capital deficit of $34.0 million at December 31, 2008.

At March 31, 2009, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $10.6 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2009 compared to $1.3 million for the three months ended March 31, 2008. This increase in our cash provided by operating activities was due primarily to a reduction in accounts receivable and an increase in accrued expenses as compared to the prior period. Net cash used by investing activities was $2.9 million for the three months ended March 31, 2009 compared to $1.5 million for the three months ended March 31, 2008. The increase in our net cash used by investing activities is primarily due to an increase in cash used for the purchases of property and equipment and a decrease in proceeds from sale of property and equipment. Capital expenditures were $3.5 million for the three months ended March 31, 2009 and $2.7 million for the three months ended March 31, 2008. Net cash used by financing activities was $6.1 million for the three months ended March 31, 2009 compared to $3.7 million for the three months ended March 31, 2008. The increase in our net cash used in financing activities is primarily due to $5 million of unscheduled prepayments of long-term debt. Our financing activities include $2.2 million of dividends paid during the three months ended March, 2008.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2009, we plan to close 12 to 16 of our underperforming theatres, of which three were closed during the three months ended March 31, 2009 (two of the theatres closed were determined to represent discontinued operations).

We plan to make a total of approximately $16 million in capital expenditures for calendar year 2009. Pursuant to the eighth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year.

In September 2008, our Board of Directors announced the decision to suspend our quarterly dividend in light of the continuing challenging conditions in the credit markets and the wider economy. At that time, we announced our plans to allocate our capital primarily to reducing our overall leverage. The cash dividend of $0.175 per share, paid on August 1, 2008 to shareholders of record at the close of business on July 1, 2008, was the last dividend declared by the Board of Directors prior to this decision. The payment of future dividends is subject to the Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. We do not anticipate paying cash dividends in the foreseeable future.

Net Operating Loss Carryforward

As of March 31, 2009, after generating approximately $4.0 million of estimated operating loss carryforwards for the three months ended March 31, 2009, we had federal and state net operating loss carryforwards of $23.0 million, net of IRC Section 382 limitations, to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, our alternative minimum tax credit carryforward has an indefinite carryforward life.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The limitation is estimated to be $1.2 million per year, based on the information available. In total, we estimate that the effect of the 2008 ownership change will result in $97.8 million of net operating loss carryforwards expiring unused; such unusable net operating loss carryforwards are therefore not included in the amount disclosed in the first paragraph above.

Credit Agreement and Covenant Compliance

In 2005, we entered into a credit agreement that provides for senior secured credit facilities in the aggregate principal amount of $405 million consisting of:

•	a $170 million seven year term loan facility maturing in May 2012;

•	a $185 million seven year delayed-draw term loan facility maturing in May 2012; and

•	a $50 million five year revolving credit facility available for general corporate purposes maturing in May 2010.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125 million.

As of March 31, 2009, we had the following amounts outstanding under each of the facilities described above:

•	$155.8 million was outstanding under our $170 million term loan facility;

•	$112.0 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

Our long-term debt obligations mature as follows:

•	the final maturity date of the revolving credit facility is May 19, 2010; and

•	the final maturity date of the term loans is May 19, 2012.

The interest rate for borrowings under the credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At March 31, 2009 and 2008, the average interest rate was 5.80% and 6.55%, respectively.

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

Debt Covenants

The senior secured credit facilities contain covenants which, among other things, restrict our ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than to us;

•	incur additional indebtedness;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of our assets;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets; and

•	enter into transactions with our affiliates.

The senior secured credit facilities also contain financial covenants measured quarterly that require us to maintain specified ratios of funded debt to adjusted EBITDA (the “leverage ratio”) and adjusted EBITDA to interest expense (the “interest coverage ratio”).

The credit agreement places certain restrictions on our ability to make capital expenditures. In addition to the dollar limitation described below, we may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing or would result, or if such default or event of default would occur as a result of a breach of certain financial covenants contained in the credit agreement on a pro forma basis after giving effect to the capital expenditure.

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

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Our 2007 and 2008 operating results were significantly lower than expectations, principally due to declines in box office attendance. Based upon our current level of operations and our 2009 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected or we are unable to make our debt repayments, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable.

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

We are currently required to make principal repayments of the term loans in the amount of $0.7 million on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $65.4 million, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under the revolving credit facility would be due and payable on May 19, 2010.

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

Debt Covenant Compliance

As of March 31, 2009, we were in compliance with all of the financial covenants in our credit agreement. As of March 31, 2009, our leverage and interest coverage ratios were 3.9 and 2.3, respectively. We estimate that based on our 2009 forecast, which consists of actual results through March 31, 2009 and the 2009 budget approved by the Board of Directors, attendance (absent other factors) would have to decrease from the comparable period in 2008 more than 21% in one remaining quarter during 2009, or 9% for the remaining nine months of the year for us to fail to be in compliance with some or all of our financial covenants.

While we currently believe we will remain in compliance with these financial covenants through December 31, 2009 based on current projections, it is possible that we may not comply with some or all of its financial covenants. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending. We could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from its lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to the credit agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

Other events of default under the senior secured credit facilities include:

•	our failure to pay principal on the loans when due and payable, or our failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the credit agreement); or

•	a breach or default by us or our subsidiaries on the payment of principal of any indebtedness (as defined in the credit agreement) in an aggregate amount greater than $5 million.

The senior secured credit facilities are guaranteed by each of our subsidiaries and secured by a perfected first priority security interest in substantially all of our present and future assets.

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective as of January 1, 2008 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB Staff Position No. FAS 157-2 (“FSP 157-2”) permits companies to adopt the provisions of SFAS 157 for fiscal years beginning after November 15, 2008. The provisions of SFAS 157 were effective as of January 1, 2009 for our nonfinancial assets and liabilities. There were no material changes in our valuation methodologies, techniques or assumptions for financial and nonfinancial assets and liabilities as a result of the adoption of SFAS 157 for such items.

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

In April 2009, the FASB issued FSP SFAS 107-b and Accounting Principles Board (“APB”) Opinion 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b and APB 28-a”). This FASB Staff Position (“FSP”) amends

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We have elected to early adopt SFAS 107-b and APB 28-a for the period ended March 31, 2009. Refer to Note 7 – Financial Instruments. An entity that elects to early adopt SFAS 107-b must also early adopt SFAS 157-e, “Determining Whether a Market is not Active and a Transaction is Not Distressted. (“SFAS 157-e”) and SFAS 115-a, “Recognition and Presentation of Other-Than Temporary Impairments” (“SFAS 115-a”). The adoption of SFAS 157-e and SFAS 115-a for the period ended March 31, 2009 did not have an impact on our results of operations, financial position or valuation methodologies.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, digital cinema implementation and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our senior credit agreement;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	identified weaknesses in internal control over our financial reporting;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in Carmike’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2009 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As of March 31, 2009, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 6, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-k filed on January 22, 2009 and incorporated herein by reference).

10.1	Separation Agreement and General Release, dated February 12, 2009, by and between Michael W. Patrick and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-k filed on February 13, 2009 and incorporated herein by reference).

10.2	Form of Indemnification Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-k filed on March 11, 2009 and incorporated herein by reference)..

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption (“Net Income (Loss) Per Share”).

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: May 4, 2009	By:	/s/ Fred W. Van Noy
Fred W. Van Noy
Chief Operating Officer and Director
(Principal Executive Officer)

Date: May 4, 2009	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)