Form 10-Q
period 2009-06-30
CARMIKE CINEMAS INC
filed 2009-08-03
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,880,504 shares outstanding as of July 20, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,627	$10,867
Restricted cash	72	184
Accounts receivable	4,274	4,032
Inventories	2,379	2,373
Prepaid expenses	6,820	5,768

Total current assets	31,172	23,224

Property and equipment:
Land	54,172	55,615
Buildings and building improvements	288,415	290,395
Leasehold improvements	128,227	127,638
Assets under capital leases	60,986	60,986
Equipment	221,517	219,348
Construction in progress	947	629

Total property and equipment	754,264	754,611
Accumulated depreciation and amortization	(336,484)	(322,805)

Property and equipment, net of accumulated depreciation	417,780	431,806

Assets held for sale	4,559	3,655
Other	21,922	23,386
Intangible assets, net of accumulated amortization	1,321	1,392

Total assets	$476,754	$483,463

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$27,203	$23,995
Accrued expenses	35,567	28,684
Current maturities of long-term debt, capital leases and long-term financing obligations	4,295	4,497

Total current liabilities	67,065	57,176

Long-term liabilities:
Long-term debt, less current maturities	254,452	270,694
Capital leases and long-term financing obligations, less current maturities	116,923	117,059
Other	13,760	13,286

Total long-term liabilities	385,135	401,039

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,283,372 shares issued and 12,880,504 shares outstanding at June 30, 2009, and 13,230,872 shares issued and 12,828,890 shares outstanding at December 31, 2008	395	394
Treasury stock, 402,868 and 401,982 shares at cost, at June 30, 2009 and December 31, 2008, respectively	(10,940)	(10,938)
Paid-in capital	285,908	285,430
Accumulated deficit	(250,809)	(249,638)

Total stockholders’ equity	24,554	25,248

Total liabilities and stockholders’ equity	$476,754	$483,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$88,892	$76,490	$170,094	$154,264
Concessions and other	44,212	40,827	84,812	79,191

Total operating revenues	133,104	117,317	254,906	233,455
Operating costs and expenses:
Film exhibition costs	51,178	43,655	94,456	85,251
Concession costs	4,701	4,415	8,528	8,547
Other theatre operating costs	53,007	46,776	104,242	95,974
General and administrative expenses	3,807	4,647	7,865	10,298
Separation agreement charges (Note 9)	—	—	5,462	—
Depreciation and amortization	8,778	9,128	17,437	18,258
(Gain) loss on sale of property and equipment	(105)	232	(151)	243

Total operating costs and expenses	121,366	108,853	237,839	218,571

Operating income	11,738	8,464	17,067	14,884
Interest expense	8,739	10,063	17,754	21,206

Income (loss) from continuing operations before income tax	2,999	(1,599)	(687)	(6,322)
Income tax expense (Note 3)	—	—	—	—

Income (loss) before discontinued operations	2,999	(1,599)	(687)	(6,322)
Loss from discontinued operations (Note 5)	(174)	(620)	(484)	(238)

Net income (loss) available for common stockholders	$2,825	$(2,219)	$(1,171)	$(6,560)

Weighted average shares outstanding:
Basic	12,675	12,650	12,672	12,654
Diluted	12,686	12,650	12,672	12,654

Net income (loss) per common share (Basic and Diluted):
Income (loss) from continuing operations	$0.24	$(0.13)	$(0.05)	$(0.50)
Loss from discontinued operations, net of tax	(0.02)	(0.05)	(0.04)	(0.02)

Net income (loss) per common share	$0.22	$(0.18)	$(0.09)	$(0.52)

Dividends declared per share	$—	$0.175	$—	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,171)	$(6,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,418	18,507
Amortization of debt issuance costs	1,153	1,164
Stock-based compensation	478	1,305
Other	1,079	812
Gain on sale of property and equipment	(149)	(247)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(255)	189
Prepaid expenses and other assets	(740)	(729)
Accounts payable	3,992	(4,382)
Accrued expenses and other liabilities	7,447	(2,207)

Net cash provided by operating activities	29,252	7,852

Cash flows from investing activities:
Purchases of property and equipment	(7,116)	(4,464)
Release of restricted cash	112	(580)
Proceeds from sale of property and equipment	1,745	2,760

Net cash used in investing activities	(5,259)	(2,284)

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(16,398)	(6,539)
Repayments of capital lease and long-term financing obligations	(833)	(1,168)
Purchase of treasury stock	(2)	(10)
Dividends paid	—	(4,487)

Net cash used in financing activities	(17,233)	(12,204)

Increase (decrease) in cash and cash equivalents	6,760	(6,636)
Cash and cash equivalents at beginning of period	10,867	21,975

Cash and cash equivalents at end of period	$17,627	$15,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$16,109	$20,073
Income taxes	$300	$—

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$—	$491
Dividends declared not yet paid	$—	$2,245
Non-cash purchase of property and equipment	$76	$205

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2009 and 2008

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of June 30, 2009, and the results of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first six months of 2009. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 3, 2009, the day the financial statements were issued.

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

In April 2009, the FASB issued FSP SFAS 107-b and Accounting Principles Board (“APB”) Opinion 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b and APB 28-a”). This FASB Staff Position (“FSP”) amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of SFAS 107-b and APB 28-a did not have a significant impact on the Company’s disclosures. Refer to Note 7 – Financial Instruments. An entity that elects to early adopt SFAS 107-b must also early adopt SFAS 157-e, “Determining Whether a Market is not Active and a Transaction is Not Distressed” (“SFAS 157-e”) and SFAS 115-a, “Recognition and Presentation of Other-Than Temporary Impairments” (“SFAS 115-a”). The adoption of SFAS 157-e and SFAS 115-a did not have an impact on the Company’s consolidated results of operations, financial position or valuation methodologies.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), that establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), that establishes the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on the Company’s consolidated results of operations or financial position.

NOTE 2—DEBT

Debt consisted of the following on the dates indicated:

	June 30, 2009	December 31, 2008
Term loan	$145,391	$161,213
Delayed draw term loan credit agreement	111,727	112,303

	257,118	273,516
Current maturities	(2,666)	(2,822)

	$254,452	$270,694

In 2005, the Company entered into a credit agreement that provides for senior secured credit facilities in the aggregate principal amount of $405,000 consisting of:

•	a $170,000 seven year term loan facility maturing in May 2012;

•	a $185,000 seven year delayed-draw term loan facility maturing in May 2012; and

•	a $50,000 five year revolving credit facility available for general corporate purposes maturing in May 2010 for which no amounts were outstanding as of June 30, 2009 or December 31, 2008.

In addition, the credit agreement provides for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125,000.

The Company is currently required to make principal repayments of the term loans in the amount of $667 on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $62,946, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under the revolving credit facility would be due and payable on May 19, 2010.

The interest rate for borrowings under the credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At June 30, 2009 and 2008, the average interest rate was 4.57% and 6.38%, respectively.

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

As of June 30, 2009, the Company was in compliance with all of the financial covenants in its credit agreement. As of June 30, 2009, the Company’s leverage and interest coverage ratios were 3.6 and 2.5, respectively. The Company estimates that based on its 2009 forecast, which consists of actual results through June 30, 2009 and the 2009 budget approved by the Board of Directors as updated for known trends, attendance would have to decrease from the comparable period in 2008 more than 26% in one remaining quarter during 2009, or 13% for the remaining six months of the year, in order for the Company to fail to be in compliance with some or all of its financial covenants, absent other factors.

While the Company currently believes that it will remain in compliance with these financial covenants through June 30, 2010 based on current projections, it is possible that the Company may not comply with some or all of its financial covenants. In order to avoid such non-compliance, the Company has the ability to reduce, postpone or cancel certain identified discretionary spending. The Company could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, the Company can provide no assurance that it will successfully obtain such waivers or amendments from its lenders. If the Company is unable to comply with some or all of the financial or non-financial covenants and if it fails to obtain future waivers or amendments to the credit agreement, the lenders may terminate the Company’s revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

NOTE 3—INCOME TAXES

As of June 30, 2009, after generating approximately $1.2 million of estimated operating loss carryforwards for the six months ended June 30, 2009, the Company had federal and state net operating loss carryforwards of $20.0 million, net of Internal Revenue Code (“IRC”) Section 382 limitations, to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

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

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At June 30, 2009 and December 31, 2008, the Company’s consolidated net deferred tax assets, net of IRC section 382 limitations, were $56,927 and $56,442, respectively, before the effects of any valuation allowance. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

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

If the Company is assured beyond reasonable doubt of generating pre-tax income for 2009, then the Company is likely to record income tax expense subject to the Section 382 limitation on the Company’s use of its net operating loss carryforwards.

Income Tax Uncertainties

The adoption of FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, required the Company to reclassify amounts related to uncertain tax positions. Because the Company’s uncertain tax positions would be fully absorbed by net operating loss carryforwards, the FIN 48 liabilities were classified within deferred tax assets.

The tax benefit of the Company’s uncertain tax positions is reflected in its net operating loss carryforwards which have been significantly limited by IRC Section 382. As a result of the fourth quarter 2008 ownership change, the Company decreased its gross unrecognized tax benefits by $3,037 to reflect the de-recognition of tax positions resulting from the Section 382 limitations.

As of June 30, 2009, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties for the three and six months ended June 30, 2009 and June 30, 2008.

NOTE 4—EQUITY BASED COMPENSATION

The Company’s total stock-based compensation expense was approximately $344 and $607 for the three months ended June 30, 2009 and 2008, respectively, and $478 and $1,304 for the six months ended June 30, 2009 and 2008, respectively. These amounts were recorded in general and administrative expenses. As of June 30, 2009, the Company had approximately $2,419 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately two years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during 2009:

2009
Fair value of options on grant date	$5.2
Expected life (years)	6
Risk-free interest rate	2.8%
Expected dividend yield	—%
Expected volatility	68.1%

The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	165,000	$29.65	4.73
Granted	205,000	$8.30		33
Exercised	—	$—
Forfeited	(5,000)	$20.58

Outstanding at June 30, 2009	365,000	$17.78	7.39	$33

Exercisable at June 30, 2009	165,000	$29.09	4.30	$33

Expected to vest at June 30, 2009	—	—	—	—

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	260,000	$25.95	8.29
Forfeited	(40,000)	$25.95

Outstanding at June 30, 2009	220,000	$25.95	7.79	$—

Exercisable at June 30, 2009	—	$—	—	$—

Expected to vest at June 30, 2009	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants under the Company’s 2002 Stock Plan and 2004 Incentive Stock Plan for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	160,668	$24.45
Granted	65,000	$8.31
Vested	(15,000)	$10.60
Forfeited	(12,500)	$25.95

Nonvested at June 30, 2009	198,168	$20.11

NOTE 5—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2009 and 2008, the Company closed three theatres and five theatres, respectively, and for the six months ended June 30, 2009 and 2008, the Company closed six and seven theatres, respectively. Of those closures, during the three months ended June 30, 2009 and 2008, the Company classified one theatre and four theatres, respectively, as discontinued operations, and for the six months ended June 30, 2009 and 2008, the Company classified three and five theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains or losses on disposal, as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

In accordance with SFAS 144, all prior year activity of closed theatres included in the accompanying condensed consolidated statements of operations has been reclassified to separately show the results of operations of such theatres as discontinued operations. Assets and liabilities associated with the discontinued operations have not been segregated in the accompanying condensed consolidated balance sheets as they are not material.

The following table provides information regarding discontinued operations for the periods presented.

	Three Months Ended June 30,
	2009	2008
Revenue from discontinued operations	$96	$1,007

Operating loss	$(99)	$(256)
Loss on disposal	(75)	(364)

Loss from discontinued operations	$(174)	$(620)

	Six Months Ended June 30,
	2009	2008
Revenue from discontinued operations	$451	$2,719

Operating loss	$(482)	$(728)
Gain (loss) on disposal	(2)	490

Loss from discontinued operations	$(484)	$(238)

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

Fair values of long-term debt are based on quoted market prices at the date of measurement. At June 30, 2009, the fair value of long-term debt, as determined by quotes from financial institutions, was $234,997 compared to a carrying amount of $257,118. At December 31, 2008, the fair value of long-term debt, as determined by quotes from financial institutions, was $211,975 compared to a carrying amount of $273,516.

NOTE 8—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS 128, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. For the three months ended June 30, 2009, common stock equivalents totaling 450,055 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock. As a result of the Company’s net losses, all common stock equivalents aggregating 445,000 for the three months ended June 30, 2008 and 440,525 and 446,668 for the six months ended June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive affect.

NOTE 9—SEPARATION AGREEMENT CHARGES

In January 2009, the Company’s Chairman, Chief Executive Officer and President, Michael W. Patrick, ceased employment with the Company. In February 2009, the Company and Mr. Patrick entered into a separation agreement and general release (the “Separation Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Separation Agreement, the Company will make a lump sum payment to Mr. Patrick of $5,000 in the third quarter of 2009 and pay all of Mr. Patrick’s club membership dues through 2009. Mr. Patrick will continue to receive medical benefits and group life insurance coverage until January 2012. Should Mr. Patrick die on or before January 31, 2012, the Company will pay the sum of $850 to Mr. Patrick’s surviving spouse or other designated beneficiary. The consideration payable to Mr. Patrick under the Separation Agreement was based on the terms of his existing employment agreement and the other agreements contained in the Separation Agreement, including its mutual release, non-compete and standstill provisions. The Company recorded charges of $5,462, including legal and related costs, in its results of operations for the six months ended June 30, 2009 for the estimated future costs associated with the separation agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2009 we owned, operated or had an interest in 247 theatres with 2,285 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2009, we had 225 theatres with 2,133 screens on a digital-based platform, including 192 theatres with 499 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

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

In light of the continuing challenging conditions in the credit markets and the wider economy, we continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to reducing our overall leverage. To this end, during the three and six months ended June 30, 2009, we made voluntary pre-payments to reduce bank debt of $10 million and $15 million, respectively. In September 2008 we announced our decision to suspend our quarterly dividend. In addition, we continue to sell surplus property in order to deleverage our balance sheet.

In January 2009, the Company’s Chairman, Chief Executive Officer and President, Michael W. Patrick, ceased employment with the Company. Refer to Note 9 – Separation Agreement Charges.

In June 2009, the Board of Directors appointed S. David Passman III to serve as President and Chief Executive Officer of the Company and entered into an employment agreement with Mr. Passman (the “Commencement Date”). The agreement provides that Mr. Passman will receive an annual base salary of $630,000 and will be eligible to receive an annual bonus with a target amount of 50% of base salary. Additionally, Mr. Passman was granted stock options to purchase 200,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of one share on the Commencement Date. Also, on the Commencement Date Mr. Passman was granted 50,000 shares of restricted common stock.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and June 30, 2008

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average theatres	248	259	249	261
Average screens	2,286	2,318	2,288	2,329
Average attendance per screen (1)	5,984	5,402	11,562	10,632
Average admission per patron (1)	$6.50	$6.16	$6.44	$6.30
Average concessions and other sales per patron (1)	$3.23	$3.29	$3.21	$3.24
Total attendance (in thousands) (1)	13,680	12,524	26,451	24,763
Total revenues (in thousands)	$133,104	$117,317	$254,906	$233,455
(1) Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 13% to $133.1 million for the three months ended June 30, 2009 compared to $117.3 million for the three months ended June 30, 2008, due to an increase in total attendance from 12.5 million in the second quarter of 2008 to 13.7 million for the second quarter of 2009 and an increase in average admissions per patron from $6.16 in the second quarter of 2008 to $6.50 for the second quarter of 2009, offset by a decrease in average concessions and other sales per patron from $3.29 for the second quarter of 2008 to $3.23 for the second quarter of 2009.

Total revenue increased approximately 9% to $254.9 million for the six months ended June 30, 2009 compared to $233.5 million for the six months ended June 30, 2008, due to an increase in total attendance from 24.8 million for the 2008 period to 26.5 million for the 2009 period and an increase in average admissions per patron from $6.30 for the 2008 period to $6.44 for the 2009 period, offset by a decrease in average concessions and other sales per patron from $3.24 for the 2008 period to $3.21 for the 2009 period.

Admissions revenue increased approximately 16% to $88.9 million for the three months ended June 30, 2009 from $76.5 million for the same period in 2008, due to an increase in total attendance and an increase in average admissions per patron from $6.16 in the second quarter of 2008 to $6.50 for the second quarter of 2009.

Admissions revenue increased approximately 10% to $170.1 million for the six months ended June 30, 2009 from $154.3 million for the same period in 2008, due to an increase in total attendance and an increase in average admissions per patron from $6.30 for the 2008 period to $6.44 for the 2009 period.

Concessions and other revenue increased approximately 8% to $44.2 million for the three months ended June 30, 2009 compared to $40.8 million for the same period in 2008, due to an increase in total attendance offset by a decrease in average concessions and other sales per patron from $3.29 for the second quarter of 2008 to $3.23 for the second quarter of 2009.

Concessions and other revenue increased approximately 7% to $84.8 million for the six months ended June 30, 2009 compared to $79.2 million for the same period in 2008, due to an increase in total attendance offset by a decrease in average concessions and other sales per patron from $3.24 for the 2008 period to $3.21 for the 2009 period.

We operated 247 theatres with 2,285 screens at June 30, 2009 compared to 257 theatres with 2,308 screens at June 30, 2008.

Operating costs and expenses. The tables below summarize operating expense data for the periods presented.

	Three Months Ended June 30,
($’s in thousands)	2009	2008	% Change
Film exhibition costs	$51,178	$43,655	17
Concession costs	$4,701	$4,415	6
Other theatre operating costs	$53,007	$46,776	13
General and administrative expenses	$3,807	$4,647	(18)
Depreciation and amortization	$8,778	$9,128	(4)
Loss (gain) on sale of property and equipment	$(105)	$232	n/m

	Six Months Ended June 30,
($’s in thousands)	2009	2008	% Change
Film exhibition costs	$94,456	$85,251	11
Concession costs	$8,528	$8,547	(0)
Other theatre operating costs	$104,242	$95,974	9
General and administrative expenses	$7,865	$10,298	(24)
Depreciation and amortization	$17,437	$18,258	(4)
Loss (gain) on sale of property and equipment	$(151)	$243	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2009 increased to $51.2 million as compared to $43.7 million for the three months ended June 30, 2008 due to an increase in admissions revenue primarily as a result of an increase in attendance. As a percentage of admissions revenue, film exhibition costs for the three months ended June 30, 2009 were 57.6% as compared to 57.1% for the three months ended June 30, 2008 primarily as a result of a higher percentage of revenues generated by top tier films. Film exhibition costs for the six months ended June 30, 2009 increased to $94.5 million as compared to $85.3 million for the six months ended June 30, 2008 due to an increase in admissions revenue primarily as a result of an increase in attendance. As a percentage of admissions revenue, film exhibition costs for the six months ended June 30, 2009 were 55.5% as compared to 55.3% for the six months ended June 30, 2008 primarily as a result a higher percentage of revenues generated by top tier films.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs increased to approximately $4.7 million for the three months ended June 30, 2009 from $4.4 million for the three months ended June 30, 2008 due to an increase in concessions and other sales revenue. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2009 were 10.6% as compared to 10.8% for the three months ended June 30, 2008 primarily due to an increase in concession volume rebates and concessions sales of higher margin products. Our focus continues to be a limited concessions offering of high margin products, such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential. Concessions costs were flat at $8.5 million for the six months ended June 30, 2009 and 2008 due to sales of higher margin products offset by a decrease in concessions and other sales revenue per patron. As a percentage of concessions and other revenues, concession costs were 10.1% for the six months ended June 30, 2009 and 10.8% for the six months ended June 30, 2008 due to an increase in concession volume rebates and concessions sales of higher margin products.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2009 increased to $53.0 million as compared to $46.8 million for the three months ended June 30, 2008. The increase in our other theatre operating costs is primarily the result of an increase in occupancy costs due to the opening of new theatres, an increase in salaries and wages expense, an increase in repair and maintenance costs and an increase in 3D equipment service charges. Other theatre operating costs for the six months ended June 30, 2009 increased to $104.2 million as compared to $96.0 million for the six months ended June 30, 2008. The increase in our other theatre operating costs are primarily the result of an increase in occupancy costs due to the opening of new theatres offset in part by decreases in occupancy costs for theatres that were closed, an increase in salaries and wages expense, an increase in repair and maintenance costs and an increase in 3D equipment service charges.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2009 decreased to $3.8 million as compared to $4.6 million for the three months ended June 30, 2008. The decrease in our general and administrative expenses is due to reductions in salaries and wages, incentive compensation and legal and professional fees partially offset by an increase in travel costs. General and administrative expenses for the six months ended June 30, 2009 decreased to $7.9 million as compared to $10.3 million for the six months ended June 30, 2008. The decrease in our general and administrative expenses is due to reductions in salaries and wages, incentive compensation and legal and professional fees partially offset by an increase in travel expenses.

Depreciation and amortization. Depreciation and amortization expenses for the three and six months ended June 30, 2009 decreased approximately 4% as compared to the three and six months ended June 30, 2008. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales, prior period impairment and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net loss (gain) on sales of property and equipment. We recognized a gain of $105,000 on the sales of property and equipment for the three months ended June 30, 2009, as compared to a loss of $232,000 for the three months ended June 30, 2008. We recognized a gain of $151,000 on the sales of property and equipment for the six months ended June 30, 2009, as compared to a loss of $243,000 for the six months ended June 30, 2008.

Separation agreement charges. We recognized charges of $5.5 million for estimated expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick for the six months ended June 30, 2009, as compared to no expense recorded for the three months ended June 30, 2008 and 2009 and six months ended June 30, 2008.

Operating Income. Operating income for the three months ended June 30, 2009 increased 39% to $11.7 million as compared to $8.5 million for the three months ended June 30, 2008. As a percentage of revenues, operating income for the three months ended June 30, 2009 was 8.8% as compared to 7.2% for the three months ended June 30, 2008. These fluctuations are primarily a result of the factors described above. Operating income for the six months ended June 30, 2009 increased 15% to $17.1 million as compared to $14.9 million for the six months ended June 30, 2008. As a percentage of revenues, operating income for the six months ended June 30, 2009 was 6.7% as compared to 6.4% for the six months ended June 30, 2008. These fluctuations are primarily a result of the separation agreement charges and the other factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2009 decreased 13% to $8.7 million from $10.1 million for the three months ended June 30, 2008. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates. Interest income, included in interest expense net, was $21,000 for the three months ended June 30, 2009 as compared to $25,000 for the same period in 2008. Interest expense, net for the six months ended June 30, 2009 decreased 16% to $17.8 million from $21.2 million for the six months ended June 30, 2008.

Income tax. During the first six months of 2008 and 2009 we did not recognize any tax benefit. At June 30, 2009 and December 31, 2008, our consolidated net deferred tax assets were $56.9 million and $56.4 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

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

Should we realize year-to-date pre-tax income during 2009 or the realization of a current tax benefit is reasonably assured, then we will likely record income tax expense as a result of the Section 382 limitation on the use of our net operating loss carryforwards.

Income (loss) from discontinued operations, net of tax. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2009 and 2008, we closed one theatre and four theatres, respectively, and for the six months ended June 30, 2009 and 2008, we closed three and five theatres, respectively, and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results of operations from discontinued operations through the respective dates of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded a loss from discontinued operations for the three months ended June 30, 2009 of $174,000 as compared to a loss of $620,000 for the three months ended June 30, 2008. The results from discontinued operations include a loss of $75,000 on disposal of assets for the three months ended June 30, 2009 as compared to a loss of $364,000 for the three months ended June 30, 2008. We recorded a loss from discontinued operations for the six months ended June 30, 2009 of $484,000 as compared to a loss of $238,000 for the six months ended June 30, 2008. The results from discontinued operations include a loss of $2,000 on disposal of assets for the six months ended June 30, 2009 as compared to a gain of $490,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $35.9 million as of June 30, 2009 compared to working capital deficit of $34.0 million at December 31, 2008.

At June 30, 2009, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $17.6 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2009 compared to $7.9 million for the six months ended June 30, 2008. This increase in our cash provided by operating activities was due primarily to a reduction in accounts receivable and an increase in accounts payable and accrued expenses as compared to the prior period. Net cash used in investing activities was $5.3 million for the six months ended June 30, 2009 compared to $2.3 million for the six months ended June 30, 2008. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment and a decrease in proceeds from sales of property and equipment. Capital expenditures were $7.1 million for the six months ended June 30, 2009 and $4.5 million for the six months ended June 30, 2008 due to the opening of three new theatres in the first half of 2009 as compared to no theatre openings in the first half of 2008. Net cash used in financing activities was $17.2 million for the six months ended June 30, 2009 compared to $12.2 million for the six months ended June 30, 2008. The increase in our net cash used in financing activities is primarily due to $15 million of unscheduled prepayments of long-term debt for the six months ended June 30, 2009 compared to $5 million for the six months ended June 30, 2008. Our financing activities include $4.5 million of dividends paid during the six months ended June 30, 2008.

Our liquidity needs are funded by operating cash flow and availability under our credit agreement. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the performance of films from time to time during the calendar year will have a dramatic impact on our cash flow.

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2009, we plan to close 12 to 16 of our underperforming theatres, of which six were closed during the six months ended June 30, 2009 (three of the theatres closed were determined to represent discontinued operations).

We plan to make a total of approximately $16 million in capital expenditures during calendar year 2009. Pursuant to the eighth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year.

In September 2008, our Board of Directors announced the decision to suspend our quarterly dividend in light of the continuing challenging conditions in the credit markets and the wider economy. At that time, we announced our plans to allocate our capital primarily to reducing our overall leverage. The cash dividend of $0.175 per share, paid on August 1, 2008 to shareholders of record at the close of business on July 1, 2008, was the last dividend declared by the Board of Directors prior to this decision. The payment of future dividends is subject to the Board of Directors’ discretion and is dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. We do not anticipate paying cash dividends in the foreseeable future.

Net Operating Loss Carryforward

As of June 30, 2009, after generating approximately $1.2 million of estimated operating loss carryforwards for the three months ended June 30, 2009, we had federal and state net operating loss carryforwards of $20.0 million, net of IRC Section 382 limitations, to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, our alternative minimum tax credit carryforward has an indefinite carryforward life.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The limitation is estimated to be $1.2 million per year, based on the information available. In total, we estimate that the effect of the 2008 ownership change will result in $97.8 million of net operating loss carryforwards expiring unused. These unusable net operating loss carryforwards are therefore not included in the amount of available net operating loss carryforwards disclosed above.

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

As of June 30, 2009, we had the following amounts outstanding under each of the facilities described above:

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

The interest rate for borrowings under the credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At June 30, 2009 and 2008, the average interest rate was 4.57% and 6.38%, respectively.

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

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Our 2007 and 2008 operating results were significantly lower than expectations, principally due to declines in box office attendance. Based upon our current level of operations and our 2009 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected or we are unable to make our debt repayments, we could come into default under our debt instruments, causing our lenders to accelerate maturity and declare all payments immediately due and payable.

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

We are currently required to make principal repayments of the term loans in the amount of $0.7 million on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $62.9 million, due on each of September 30, 2011, December 31, 2011, June 30, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under the revolving credit facility would be due and payable on May 19, 2010.

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

Debt Covenant Compliance

As of June 30, 2009, we were in compliance with all of the financial covenants in our credit agreement. As of June 30, 2009, our leverage and interest coverage ratios were 3.6 and 2.5, respectively. We estimate that based on our 2009 forecast, which consists of actual results through June 30, 2009 and the 2009 budget approved by the Board of Directors as updated for known trends, attendance would have to decrease from the comparable period in 2008 more than 26% in one remaining quarter during 2009, or 13% for the remaining six months of the year, for us to fail to be in compliance with some or all of our financial covenants, absent other factors.

While we currently believe we will remain in compliance with these financial covenants through June 30, 2010 based on current projections, it is possible that we may not comply with some or all of our financial covenants. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending. We could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from its lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to the credit agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

In April 2009, the FASB issued FSP SFAS 107-b and Accounting Principles Board (“APB”) Opinion 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b and APB 28-a”). This FASB Staff Position (“FSP”) amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of FSAS 107-b and APB 28-a did not have a significant impact on our disclosures. Refer to Note 7 – Financial Instruments. An entity that elects to early adopt SFAS 107-b must also early adopt SFAS 157-e, “Determining Whether a Market is not Active and a Transaction is Not Distressed” (“SFAS 157-e”) and SFAS 115-a, “Recognition and Presentation of Other-Than Temporary Impairments” (“SFAS 115-a”). The adoption of SFAS 157-e and SFAS 115-a did not have an impact on our consolidated results of operations, financial position or valuation methodologies.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), that establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated results of operations or financial position.

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

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As of June 30, 2009, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 19, 2009, six directors were elected to the Board of Directors with the following votes:

Name	For	Withheld
James A. Fleming	11,505,927	37,556
Alan J. Hirschfield	11,496,562	46,921
S. David Passman III	11,494,948	48,535
Roland C. Smith	11,494,948	48,535
Fred W. Van Noy	11,496,653	46,830
Patricia A. Wilson	11,504,104	39,379

At the same meeting, the following proposal was voted upon and approved:

Ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2009.

For	Against	Abstain
11,513,164	27,980	2,339

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-k filed on January 22, 2009 and incorporated herein by reference).

10.1	Employment Agreement by and between Carmike Cinemas, Inc. and S. David Passman III, dated June 4, 2009 (filed as Exhibit 10.1 to Carmike’s current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference).

10.2	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan.

10.3	Restricted Stock Grant Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan.

10.4	Stock Option Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan.

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: August 3, 2009	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2009	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2009	By:	/s/ Paul G. Reitz
Paul G. Reitz
Assistant Vice President and Chief Accounting Officer
(Principal Accounting Officer)