Form 10-Q
period 2009-09-30
CARMIKE CINEMAS INC
filed 2009-11-02
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,864,963 shares outstanding as of October 20, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,040	$10,867
Restricted cash	103	184
Accounts receivable	3,179	4,032
Inventories	2,534	2,373
Prepaid expenses	7,327	5,768

Total current assets	23,183	23,224

Property and equipment:
Land	54,172	55,615
Buildings and building improvements	273,364	290,395
Leasehold improvements	125,179	127,638
Assets under capital leases	53,787	60,986
Equipment	213,799	219,348
Construction in progress	949	629

Total property and equipment	721,250	754,611
Accumulated depreciation and amortization	(326,356)	(322,805)

Property and equipment, net of accumulated depreciation	394,894	431,806

Assets held for sale	3,296	3,655
Other	21,388	23,386
Intangible assets, net of accumulated amortization	1,286	1,392

Total assets	$444,047	$483,463

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$22,723	$23,995
Accrued expenses	28,400	28,684
Current maturities of long-term debt, capital leases and long-term financing obligations	4,292	4,497

Total current liabilities	55,415	57,176

Long-term liabilities:
Long-term debt, less current maturities	253,785	270,694
Capital leases and long-term financing obligations, less current maturities	116,808	117,059
Other	13,781	13,286

Total long-term liabilities	384,374	401,039

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,268,372 shares issued and 12,864,963 shares outstanding at September 30, 2009, and 13,230,872 shares issued and 12,828,890 shares outstanding at December 31, 2008	395	394
Treasury stock, 403,409 and 401,982 shares at cost, at September 30, 2009 and December 31, 2008, respectively	(10,945)	(10,938)
Paid-in capital	286,272	285,430
Accumulated deficit	(271,464)	(249,638)

Total stockholders’ equity	4,258	25,248

Total liabilities and stockholders’ equity	$444,047	$483,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$82,093	$80,634	$252,188	$234,898
Concessions and other	40,279	41,604	125,092	120,795

Total operating revenues	122,372	122,238	377,280	355,693
Operating costs and expenses:
Film exhibition costs	45,816	45,496	140,273	130,747
Concession costs	4,386	4,743	12,915	13,290
Other theatre operating costs	55,482	49,112	159,723	145,085
General and administrative expenses	3,879	4,579	11,744	14,869
Separation agreement charges (Note 10)	—	—	5,462	—
Depreciation and amortization	8,659	9,904	26,097	28,161
Gain on sale of property and equipment	(128)	(1,303)	(278)	(1,059)
Impairment of long-lived assets	17,188	—	17,188	—

Total operating costs and expenses	135,282	112,531	373,124	331,093

Operating income (loss)	(12,910)	9,707	4,156	24,600
Interest expense	7,589	9,769	25,343	30,976
Gain on sale of investments	—	(226)	—	(226)

Income (loss) from continuing operations before income tax	(20,499)	164	(21,187)	(6,150)
Income tax expense (Note 4)	—	—	—	—

Income (loss) before discontinued operations	(20,499)	164	(21,187)	(6,150)
Loss from discontinued operations (Note 6)	(156)	(367)	(639)	(605)

Net loss available for common stockholders	$(20,655)	$(203)	$(21,826)	$(6,755)

Weighted average shares outstanding:
Basic	12,683	12,668	12,676	12,659
Diluted	12,683	12,668	12,676	12,659

Net loss per common share (Basic and Diluted):
Income (loss) from continuing operations	$(1.62)	$0.01	$(1.67)	$(0.49)
Loss from discontinued operations, net of tax	(0.01)	(0.03)	(0.05)	(0.04)

Net loss per common share	$(1.63)	$(0.02)	$(1.72)	$(0.53)

Dividends declared per share	$—	$—	$—	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(21,826)	$(6,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,097	28,505
Amortization of debt issuance costs	1,585	1,693
Impairment of long-lived assets	17,188	—
Stock-based compensation	842	1,759
Other	1,430	1,168
Gain on sale of investments	—	(226)
Gain on sale of property and equipment	(172)	(1,549)
Changes in operating assets and liabilities:
Accounts receivable and inventories	611	817
Prepaid expenses and other assets	(1,149)	(1,112)
Accounts payable	(414)	(11,561)
Accrued expenses and other liabilities	412	(3,343)

Net cash provided by operating activities	24,604	9,396

Cash flows from investing activities:
Purchases of property and equipment	(10,157)	(6,961)
Release of restricted cash	81	178
Proceeds from sale of investments	—	2,700
Proceeds from sale of property and equipment	2,976	6,162

Net cash provided by (used in) investing activities	(7,100)	2,079

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(17,065)	(17,296)
Repayments of capital lease and long-term financing obligations	(1,260)	(1,584)
Issuance of common stock	1	—
Purchase of treasury stock	(7)	(13)
Dividends paid	—	(6,732)

Net cash used in financing activities	(18,331)	(25,625)

Decrease in cash and cash equivalents	(827)	(14,150)
Cash and cash equivalents at beginning of period	10,867	21,975

Cash and cash equivalents at end of period	$10,040	$7,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23,135	$29,298
Income taxes	$300	$—

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$—	$491
Non-cash proceeds from sale of property	$—	$750
Non-cash purchase of property and equipment	$6	$442

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2009 and 2008

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of September 30, 2009, and the results of operations for the three and nine months periods ended September 30, 2009 and 2008 and cash flows for the nine month period ended September 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first nine months of 2009. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 2, 2009, the day the financial statements were issued.

Discontinued Operations

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360-10, Impairment of Long-Lived Assets (“ASC 360-10”), the results of operations for theatres that have been disposed of or classified as held for sale are eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. Theatres are reported as discontinued operations when the Company no longer has continuing involvement in the theatre operations and the cash flows have been eliminated, which generally occurs when the Company no longer has operations in a given market. See Note 6 – Discontinued Operations.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company reviews the carrying value of long-lived assets for potential impairment. This review is performed on a quarterly basis or when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events include, but are not limited to, the entrance of new competition into the market, decisions to close a theatre, or a significant decrease in the operating performance of the long-lived asset. For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is primarily estimated using the discounted future cash flow of the assets with consideration of other valuation techniques.

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. These provisions were effective as of January 1, 2008 for the Company’s financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in the Company’s consolidated financial statements. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, the guidance permits companies to adopt the provisions for fiscal years beginning after November 15, 2008. The provisions were effective as of January 1, 2009 for the Company’s nonfinancial assets and liabilities. There were no material changes in the Company’s valuation methodologies, techniques or assumptions for financial and nonfinancial assets and liabilities as a result of the adoption of ASC 820-10 for such items.

In December 2007, the FASB issued ASC 805-20, Business Combinations – Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”), which requires the acquirer in a business combination to measure all assets acquired and liabilities assumed at their acquisition date fair value. This is applicable whenever an acquirer obtains control of one or more businesses. The new standard also requires the following in a business combination:

•	acquisition related costs, such as legal and due diligence costs, be expensed as incurred;

•	acquirer shares issued as consideration be recorded at fair value as of the acquisition date;

•	contingent consideration arrangements be included in the purchase price allocation at their acquisition date fair value;

•	with certain exceptions, pre-acquisition contingencies be recorded at fair value:

•	negative goodwill be recognized as income rather than as a pro rata reduction of the value allocated to particular assets;

•	restructuring plans be recorded in purchase accounting only if the requirements in FASB guidance are met as of the acquisition date;

•	adjustments to deferred income taxes, after the purchase accounting allocation period, will be included in income rather than as an adjustment to goodwill.

This requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments – Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 820-10-65”) to require disclosures about fair value of financial instruments in interim financial statements, which is effective for interim periods ending after September 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. Refer to Note 8 – Financial Instruments. An entity that elects to early adopt this provision must also early adopt other guidance that pertains to determining whether a market is not active and a transaction is not distressed and the recognition and presentation of other-than temporary impairments. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations, financial position or valuation methodologies.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”) that establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position. Refer to the Subsequent Events disclosure in Note 1 – Basis of Presentation and Significant Accounting Policies.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”) that establishes the FASB Accounting Standards Codification as the authoritative source of accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References made to FASB guidance throughout this document have been updated for the Codification. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended September 30, 2009, management determined that the future cash flows of six leased theatres and one owned theatre would not be sufficient to recover the carrying value of the theatre assets due to deterioration in operating results in part as a result of increasingly competitive markets. Management estimated the fair value of these theatres’ assets based primarily on discounted cash flows, using market participant assumptions, and recorded an impairment charge of $16.2 million. These fair value estimates fall in Level 3 under ASC 820-10. Significant judgment is involved in estimating cash flows and fair value, and significant assumptions include attendance levels, admission and concessions pricing, and the weighted average cost of capital. Management’s estimates are based on historical and projected operating performances.

Management determined that the market value of 35mm projectors and equipment inventory had decreased and recorded an additional impairment charge of $1.0 million.

The table below reflects the impairment charges for the three and nine months ended 2008 and 2009:

	Three Months Ended September 30,
	2009	2008
Theatre properties	$16,229	$0
Equipment	959	0

Impairment of long-lived assets	$17,188	$0

	Nine Months Ended September 30,
	2009	2008
Theatre properties	$16,229	$0
Equipment	959	0

Impairment of long-lived assets	$17,188	$0

NOTE 3—DEBT Debt consisted of the following on the dates indicated:
	September 30 2009	December 31 2008
Term loan	$145,012	$161,213
Delayed draw term loan credit agreement	111,439	112,303

	256,451	273,516
Current maturities	(2,666)	(2,822)

	$253,785	$270,694

In 2005, the Company entered into a credit agreement that provides for senior secured credit facilities in the aggregate principal amount of $405,000 consisting of:

•	a $170,000 seven year term loan facility maturing in May 2012;

•	a $185,000 seven year delayed-draw term loan facility maturing in May 2012; and

•	a $50,000 five year revolving credit facility available for general corporate purposes maturing in May 2010 for which no amounts were outstanding as of September 30, 2009 or December 31, 2008.

The Company is currently required to make principal repayments of the term loans in the amount of $ 667 on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $ 62,946 due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any previous early debt prepayments. Any amounts that may become outstanding under the revolving credit facility would be due and payable on May 19, 2010.

The interest rate for borrowings under the credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At September 30, 2009 and 2008, the average interest rate was 3.84% and 6.38%, respectively.

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

As of September 30, 2009, the Company was in compliance with all of the financial covenants in its credit agreement. As of September 30, 2009, the Company’s leverage and interest coverage ratios were 3.9 and 2.5 respectively.

While the Company currently believes that it will remain in compliance with these financial covenants through September 30, 2010 based on current projections, it is possible that the Company may not comply with some or all of its financial covenants. In order to avoid such non-compliance, the Company has the ability to reduce, postpone or cancel certain identified discretionary spending. The Company could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, the Company can provide no assurance that it will successfully obtain such waivers or amendments from its lenders. If the Company is unable to comply with some or all of the financial or non-financial covenants and if it fails to obtain future waivers or amendments to the credit agreement, the lenders may terminate the Company’s revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

The Company is in discussions to refinance its $50,000 five year revolving credit facility that matures in May 2010. These discussions also include the refinancing of the $170,000 seven year term loan maturing in May 2012 and the $185,000 seven year delayed-draw term loan facility maturing in May 2012. The Company cannot make assurances that it will be able to refinance any of its indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If the Company is successful in its refinancing its debt, the new loans will likely be at a higher interest rate.

NOTE 4—INCOME TAXES

As of September 30, 2009, after generating approximately $4.2 million of estimated operating loss carryforwards for the nine months ended September 30, 2009, the Company had federal and state net operating loss carryforwards of $23.2 million, net of Internal Revenue Code (“IRC”) Section 382 limitations, to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The limitation is estimated to be $1.2 million per year, based on information available.

Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. At September 30, 2009 and December 31, 2008, the Company’s consolidated deferred tax assets, net of IRC section 382 limitations, were $64,889 and $56,442, respectively, before the effects of any valuation allowance. In accordance with ASC 740-10, Income Taxes, the Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

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

Income Tax Uncertainties

The Company has liabilities related to uncertain tax positions. Because the Company’s uncertain tax positions would be fully absorbed by net operating loss carryforwards, such liabilities were classified within deferred tax assets.

The tax benefit of the Company’s uncertain tax positions is reflected in its net operating loss carryforwards which have been significantly limited by IRC Section 382. As a result of the fourth quarter 2008 ownership change, the Company decreased its gross unrecognized tax benefits by $3,037 to reflect the de-recognition of tax positions resulting from the Section 382 limitations.

As of September 30, 2009, there are no tax positions the disallowance of which would affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties for the three and nine months ended September 30, 2009 and September 30, 2008.

NOTE 5—EQUITY BASED COMPENSATION

The Company’s total stock-based compensation expense was approximately $364 and $455 for the three months ended September 30, 2009 and 2008, respectively, and $842 and $1,759 for the nine months ended September 30, 2009 and 2008, respectively. These amounts were recorded in general and administrative expenses. As of September 30, 2009, the Company had approximately $2,615 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately two years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during the first nine months of 2009:

Weighted average fair value of option on grant date	$5.25
Expected life (years)	6.0
Risk-free interest rate	2.7%
Expected dividend yield	—%
Expected volatility	68.3%

The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	165,000	$29.65	4.73
Granted	405,000	$8.34		683
Exercised	—	$—
Forfeited	(25,000)	$10.82

Outstanding at September 30, 2009	545,000	$14.68	8.01	$683

Exercisable at September 30, 2009	160,000	$29.09	4.05	$41

Expected to vest at September 30, 2009	385,000	$8.34	9.72	642

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	260,000	$25.95	8.29
Forfeited	(40,000)	$25.95

Outstanding at September 30, 2009	220,000	$25.95	7.54	$—

Exercisable at September 30, 2009	—	$—	—	$—

Expected to vest at September 30, 2009	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants under the Company’s 2002 Stock Plan and 2004 Incentive Stock Plan for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	160,668	$24.45
Granted	65,000	$8.31
Vested	(16,668)	$11.48
Forfeited	(27,500)	$25.95

Nonvested at September 30, 2009	181,500	$19.63

NOTE 6 – DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2009 and 2008, the Company closed two theatres and seven theatres, respectively, and for the nine months ended September 30, 2009 and 2008, the Company closed eight and fourteen theatres, respectively. Of those closures, during the three months ended September 30, 2009 and 2008, the Company classified zero and five theatres as discontinued operations, and for the nine months ended September 30, 2009 and 2008, the Company classified three and ten theatres, respectively, as discontinued operations. As required by ASC 360-10, the Company reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

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

The following table provides information regarding discontinued operations for the periods presented.

	Three Months Ended September 30,
	2009	2008
Revenue from discontinued operations	$4	$903

Operating loss	$(50)	$(367)
Loss on disposal	(106)	0

Loss from discontinued operations	$(156)	$(367)

	Nine Months Ended September 30,
	2009	2008
Revenue from discontinued operations	$454	$3,622

Operating loss	$(533)	$(1,095)
Gain (loss) on disposal	(106)	490

Loss from discontinued operations	$(639)	$(605)

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

NOTE 8—FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

At September 30, 2009, the fair value of long-term debt, as determined by quotes from financial institutions, was $245,869 compared to a carrying amount of $257,118. At December 31, 2008, the fair value of long-term debt, as determined by quotes from financial institutions, was $211,975 compared to a carrying amount of $273,516.

NOTE 9—NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented in conformity with ASC 260-10, Earnings Per Share. In accordance with this guidance, basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, the weighted average of common stock equivalents aggregating 776,957 and 425,000 for the three months ended September 30, 2009 and 2008, respectively, and 552,218 and 439,392 for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive affect.

NOTE 10—SEPARATION AGREEMENT CHARGES

In January 2009, the Company’s former Chairman, Chief Executive Officer and President, Michael W. Patrick, ceased employment with the Company. In February 2009, the Company and Mr. Patrick entered into a separation agreement and general release (the “Separation Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Separation Agreement, the Company made a lump sum payment to Mr. Patrick of $5,000 in July 2009 and will pay all of Mr. Patrick’s club membership dues through 2009. Mr. Patrick will continue to receive medical benefits and group life insurance coverage until January 2012. Should Mr. Patrick die on or before January 31, 2012, the Company will pay the sum of $850 to Mr. Patrick’s surviving spouse or other designated beneficiary. The consideration payable to Mr. Patrick under the Separation Agreement was based on the terms of his employment agreement and the other agreements contained in the Separation Agreement, including its mutual release, non-compete and standstill provisions. The Company recorded charges of $5,462, including legal and related costs, in its results of operations for the nine months ended September 30, 2009 for the estimated costs associated with the separation agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of September 30, 2009 we owned, operated or had an interest in 246 theatres with 2,282 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of September 30, 2009, we had 225 theatres with 2,135 screens on a digital-based platform, including 192 theatres with 500 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability provides a competitive advantage to us in markets where we compete for film and patrons.

We generate revenue primarily from box office receipts and concession sales along with additional revenues from screen advertising sales, our two Hollywood Connection fun centers, video games located in some of our theatres, and theatre rentals. Our revenue depends to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. A disruption in the production of motion pictures, a lack of motion pictures, or the failure of motion pictures to attract the patrons in our theatre markets will likely adversely affect our business and results of operations.

Our revenue also varies significantly depending upon the timing of the film releases by distributors. While motion picture distributors now release major motion pictures more evenly throughout the year, the most marketable films are usually released during the summer months and the year-end holiday season, and we usually earn more during those periods than in other periods during the year. As a result, the timing of such releases affects our results of operations, which may vary significantly from quarter to quarter and year to year.

Film rental costs are variable in nature and fluctuate with the prospects of a film and the box office revenues of a film. Film rental rates are generally negotiated on a film-by-film and theatre-by-theatre basis and are typically higher for blockbuster films. Advertising costs, which are expensed as incurred, primarily represent advertisements and movie listings placed in newspapers. The cost of these advertisements is based on, among other things, the size of the advertisement and the circulation of the newspaper.

Concessions costs fluctuate with our concession revenues. We purchase concession supplies to replace units sold. We purchase substantially all of our concession supplies, except for beverage supplies, from one supplier.

Other theatre costs consist primarily of theatre labor and occupancy costs. Theatre labor includes a fixed cost component that represents the minimum staffing needed to operate a theatre and a variable component that fluctuates in relation to revenues as theatre staffing is adjusted to address changes in attendance. Facility lease expense is primarily a fixed cost as most of our leases require a fixed monthly rent payment. Certain of our leases are subject to percentage rent clauses that pay amounts based on the level of revenue achieved at the theatre-level. Other occupancy costs possess both fixed and variable components such as utilities, property taxes, janitorial costs, and repairs and maintenance.

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

In light of the continuing challenging conditions in the credit markets and the wider economy, we continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to improving the condition of our theatres and reducing our overall leverage. To this end, during the nine months ended September 30, 2009, we made voluntary pre-payments of $15 million to reduce bank debt.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and September 30, 2008

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average theatres	246	254	248	258
Average screens	2,284	2,295	2,286	2,318
Average attendance per screen (1)	5,567	5,678	17,130	16,305
Average admission per patron (1)	$6.46	$6.23	$6.45	$6.28
Average concessions and other sales per patron (1)	$3.17	$3.22	$3.20	$3.23
Total attendance (in thousands) (1)	12,713	13,029	39,164	37,791
Total revenues (in thousands)	$122,372	$122,238	$377,280	$355,693
(1) Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 0.1% to $122.4 million for the three months ended September 30, 2009 compared to $122.2 million for the three months ended September 30, 2008, due to an increase in average admissions per patron from $6.23 in the third quarter of 2008 to $6.46 for the third quarter of 2009, offset by a decrease in average concessions and other sales per patron from $3.22 for the third quarter of 2008 to $3.17 for the third quarter of 2009 and a decrease in total attendance from 13.0 million in the third quarter of 2008 to 12.7 million for the third quarter of 2009.

Total revenue increased approximately 6% to $377.3 million for the nine months ended September 30, 2009 compared to $355.7 million for the nine months ended September 30, 2008, due to an increase in total attendance from 37.8 million for the 2008 period to 39.2 million for the 2009 period and an increase in average admissions per patron from $6.28 for the 2008 period to $6.45 for the 2009 period, offset by a decrease in average concessions and other sales per patron from $3.23 for the 2008 period to $3.20 for the 2009 period.

Admissions revenue increased approximately 2% to $82.1 million for the three months ended September 30, 2009 from $80.6 million for the same period in 2008, due to an increase in average admissions per patron from $6.23 in the third quarter of 2008 to $6.46 for the third quarter of 2009 offset by a decrease in total attendance from 13.0 million for the third quarter of 2008 to 12.7 million for the third quarter of 2009.

Admissions revenue increased approximately 7% to $252.2 million for the nine months ended September 30, 2009 from $234.9 million for the same period in 2008, due to an increase in total attendance from 37.8 million for the 2008 period to 39.2 million for the 2009 period and an increase average admissions per patron from $6.28 for the 2008 period to $6.45 for the 2009 period.

Concessions and other revenue decreased approximately 3% to $40.3 million for the three months ended September 30, 2009 compared to $41.6 million for the same period in 2008, due to a decrease in total attendance from 13.0 million for the third quarter of 2008 to 12.7 million for the third quarter of 2009 and a decrease in average concessions and other sales per patron from $3.22 for the third quarter of 2008 to $3.17 for the third quarter of 2009.

Concessions and other revenue increased approximately 4% to $125.1 million for the nine months ended September 30, 2009 compared to $120.8 million for the same period in 2008, due to an increase in total attendance from 37.8 million for the 2008 period to 39.2 million for the 2009 period offset by a decrease in average concessions and other sales per patron from $3.23 for the 2008 period to $3.20 for the 2009 period.

We operated 246 theatres with 2,282 screens at September 30, 2009 compared to 250 theatres with 2,276 screens at September 30, 2008.

Operating costs and expenses. The tables below summarize operating expense data for the periods presented.

	Three Months Ended September 30,
($’s in thousands)	2009	2008	%Change
Film exhibition costs	$45,816	$45,496	1
Concession costs	$4,386	$4,743	(8)
Other theatre operating costs	$55,482	$49,112	13
General and administrative expenses	$3,879	$4,579	(15)
Depreciation and amortization	$8,659	$9,904	(13)
Gain on sale of property and equipment	$(128)	$(1,303)	n/m
Impairment of long-lived assets	$17,188	$—	N/A

	Nine Months Ended September 30,
($’s in thousands)	2009	2008	%Change
Film exhibition costs	$140,273	$130,747	7
Concession costs	$12,915	$13,290	(3)
Other theatre operating costs	$159,723	$145,085	10
General and administrative expenses	$11,744	$14,869	(21)
Depreciation and amortization	$26,097	$28,161	(7)
Gain on sale of property and equipment	$(278)	$(1,059)	n/m
Impairment of long-lived assets	$17,188	$—	N/A

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2009 increased to $45.8 million as compared to $45.5 million for the three months ended September 30, 2008 primarily due to an increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs for the three months ended September 30, 2009 were 55.8% as compared to 56.4% for the three months ended September 30, 2008 primarily as a result of a reduction in advertising expenses. Film exhibition costs for the nine months ended September 30, 2009 increased to $140.3 million as compared to $130.7 million for the nine months ended September 30, 2008 due to an increase in admissions revenue primarily as a result of an increase in attendance. As a percentage of admissions revenue, film exhibition costs for the nine months ended September 30, 2009 were 55.6% as compared to 55.7% for the nine months ended September 30, 2008 primarily as a result of a reduction in advertising expenses offset by a higher percentage of revenues generated by top tier films.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs decreased to approximately $4.4 million for the three months ended September 30, 2009 from $4.7 million for the three months ended September 30, 2008 primarily due to a decrease in concessions and other sales revenue. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2009 were 10.9% as compared to 11.4% for the three months ended September 30, 2008 primarily due to an increase in concession volume rebates and concessions sales of higher margin products. Our focus continues to be a limited concessions offering of high margin products, such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential. Concessions costs decreased to $12.9 million for the nine months ended September 30, 2009 from $13.3 million for the nine months ended September 30, 2008 primarily due to sales of higher margin products offset by a decrease in concessions and other sales revenue per patron. As a percentage of concessions and other revenues, concession costs were 10.3% for the nine months ended September 30, 2009 and 11.0% for the nine months ended September 30, 2008 primarily due to an increase in concession volume rebates and concessions sales of higher margin products.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2009 increased to $55.5 million as compared to $49.1 million for the three months ended September 30, 2008. The increase in our other theatre operating costs are primarily the result of an increase in salaries and wages expense, an increase in repair and maintenance costs associated with improving the condition of our theatres, an increase in occupancy costs due to the opening of new theatres that more than offset the impact of closing theatres, and an increase in 3D equipment service charges. Other theatre operating costs for the nine months ended September 30, 2009 increased to $159.7 million as compared to $145.1 million for the nine months ended September 30, 2008. The increase in our other theatre operating costs are primarily the result of an increase in salaries and wages expense, an increase in repair and maintenance costs associated with improving the condition of our theatres, an increase in occupancy costs due to the opening of new theatres that more than offset the impact of closing theatres, and an increase in 3D equipment service charges.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2009 decreased to $3.9 million as compared to $4.6 million for the three months ended September 30, 2008. The decrease in our general and administrative expenses is due to reductions in salaries and wages, incentive compensation and professional fees. General and administrative expenses for the nine months ended September 30, 2009 decreased to $11.7 million as compared to $14.9 million for the nine months ended September 30, 2008. The decrease in our general and administrative expenses is due to reductions in salaries and wages, incentive compensation and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2009 decreased approximately 13% as compared to the three and nine months ended September 30, 2008. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales, prior period impairment and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net loss (gain) on sales of property and equipment. We recognized a gain of $128,000 on the sales of property and equipment for the three months ended September 30, 2009, as compared to a gain of $1.3 million for the three months ended September 30, 2008. We recognized a gain of $278,000 on the sales of property and equipment for the nine months ended September 30, 2009, as compared to a gain of $1.1 million for the nine months ended September 30, 2008.

Separation agreement charges. We recognized charges of $5.5 million for estimated expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick for the nine months ended September 30, 2009. We did not record separation charges for the nine months ended September 30, 2008.

Impairment of long-lived assets. Impairment of long-lived assets for the three and nine months ended September 30, 2009 increased to $17.2 million compared to zero for the three and nine months ended September 30, 2008. The 2009 impairment charges relating to continuing operations were $17.2 million and impairment charges relating to discontinued operations were $260,000. The impairment charges primarily affect seven theatres with 85 screens and were primarily the result of (1) deterioration in full-year operating results due to competition entering the market, resulting in $16.2 million in impairment charges; (2) a decrease in the fair market value of 35 millimeter projectors, resulting in $762,000 in impairment charges; (3) excess seat and equipment inventory from our theatre closures, resulting in $197,000 in impairment charges; and (4) previously impaired theatres with negative cash flow, resulting in $82,000 in impairment charges.

Operating Income (loss). Operating loss for the three months ended September 30, 2009 was $12.9 million as compared to operating income of $10 million for the three months ended September 30, 2008. This fluctuation is primarily a result of an impairment charge of $17.2 million in the third quarter of 2009 and the factors described above. Operating income for the nine months ended September 30, 2009 decreased to $4.2 million as compared to $24.2 million for the nine months ended September 30, 2008. As a percentage of revenues, operating income for the nine months ended September 30, 2009 was 1.1% as compared to 6.8% for the nine months ended September 30, 2008. These fluctuations are primarily a result of the separation agreement charges, an impairment charge of $17.2 million in the third quarter of 2009 and the other factors described above.

Interest expense, net. Interest expense, net for the three months ended September 30, 2009 decreased to $7.6 million from $9.8 million for the three months ended September 30, 2008. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates. Interest income, included in interest expense net, was $28,000 for the three months ended September 30, 2009 as compared to $78,000 for the same period in 2008. Interest expense, net for the nine months ended September 30, 2009 decreased to $25.3 million from $31.0 million for the nine months ended September 30, 2008. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates.

Income tax. During the first nine months of 2008 and 2009 we did not recognize any tax benefit. At September 30, 2009 and December 31, 2008, our consolidated deferred tax assets were $64.9 million and $56.4 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

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

Income (loss) from discontinued operations, net of tax. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2009 and 2008, we closed two theatres and seven theatres, respectively, and for the nine months ended September 30, 2009 and 2008, we closed eight and fourteen theatres, respectively. Of those closures, during the three months ended September 30, 2008, we classified five theatres as discontinued operations (no theatres closed in the three months ended September 30, 2009 met the discontinued operations criteria), and for the nine months ended September 30, 2009 and 2008, we classified three and ten theatres, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results of operations from discontinued operations through the respective dates of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded a loss from discontinued operations for the three months ended September 30, 2009 of $156,000 as compared to a loss of $367,000 for the three months ended September 30, 2008. The results from discontinued operations include a loss of $106,000 on disposal of assets for the three months ended September 30, 2009 and do not include a gain or loss for the three months ended September 30, 2008. We recorded a loss from discontinued operations for the nine months ended September 30, 2009 of $639,000 as compared to a loss of $605,000 for the nine months ended September 30, 2008. The results from discontinued operations include a loss of $106,000 on disposal of assets for the nine months ended September 30, 2009 as compared to a gain of $490,000 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

General

Our revenues are collected in cash and credit card payments. Because we receive our revenues in cash prior to the payment of related expenses, we have an operating “float” which partially finances our operations. We had a working capital deficit of $32.2 million as of September 30, 2009 compared to working capital deficit of $34.0 million at December 31, 2008.

At September 30, 2009, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $10.0 million in cash and cash equivalents on hand. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

We are in discussions to refinance our $50 million five year revolving credit facility that matures in May 2010. These discussions also include the refinancing of the $170 million seven year term loan maturing in May 2012 and the $185 million seven year delayed-draw term loan facility maturing in May 2012. We cannot make assurances that we will be able to refinance any of our indebtedness or raise additional capital through other means, on commercially reasonable terms or at all. If we are successful in its refinancing our debt, the new loans will likely be at a higher interest rate.

Net cash provided by operating activities was $24.6 million for the nine months ended September 30, 2009 compared to $9.4 million for the nine months ended September 30, 2008. This increase in our cash provided by operating activities was due primarily to a reduction in accounts receivable and an increase in accounts payable and accrued expenses as compared to the prior period. Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2009 compared to $2.1 million of net cash provided for the nine months ended September 30, 2008. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment and a decrease in proceeds from sales of property and equipment and a decrease in proceeds from sales of investments. Capital expenditures were $10.2 million for the nine months ended September 30, 2009 and $7.0 million for the nine months ended September 30, 2008 primarily due to the opening of four new theatres in the first three quarters of 2009 as compared to no theatre openings in the first three quarters of 2008. Net cash used in financing activities was $18.3 million for the nine months ended September 30, 2009 compared to $25.6 million for the nine months ended September 30, 2008. The decrease in our net cash used in financing activities is primarily due to no dividends being paid in 2009 as compared to $6.7 million of dividends paid in the first three quarters of 2008.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2009, we plan to close a total of 10 to 14 of our underperforming theatres, of which eight were closed during the nine months ended September 30, 2009 (three of the theatres closed were determined to represent discontinued operations).

We plan to make a total of approximately $14 million in capital expenditures during calendar year 2009. Pursuant to the eighth amendment to our senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $30 million, provided that up to $10 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year.

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

Net Operating Loss Carryforward

As of September 30, 2009, after generating approximately $4.2 million of estimated operating loss carryforwards for the three months ended September 30, 2009, we had federal and state net operating loss carryforwards of $23.2 million, net of IRC Section 382 limitations, to offset our future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, our alternative minimum tax credit carryforward has an indefinite carryforward life.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The limitation is estimated to be $1.2 million per year, based on information available. In total, we estimate that the effect of the 2008 ownership change will result in $97.8 million of net operating loss carryforwards expiring unused. These unusable net operating loss carryforwards are therefore not included in the amount of available net operating loss carryforwards disclosed above.

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

As of September 30, 2009, we had the following amounts outstanding under each of the facilities described above:

•	$145 million was outstanding under our $170 million term loan facility;

•	$111 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

Our long-term debt obligations mature as follows:

•	the final maturity date of the revolving credit facility is May 19, 2010; and

•	the final maturity date of the term loans is May 19, 2012.

The interest rate for borrowings under the credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At September 30, 2009 and 2008, the average interest rate was 3.84% and 6.38%, respectively.

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

We are currently required to make principal repayments of the term loans in the amount of $0.7 million on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount will increase to $62.9 million, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and would be reduced pro-ratably based on any future debt prepayments. Any amounts that may become outstanding under the revolving credit facility would be due and payable on May 19, 2010.

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

Debt Covenant Compliance

As of September 30, 2009, we were in compliance with all of the financial covenants in our credit agreement. As of September 30, 2009, our leverage and interest coverage ratios were 3.9 and 2.5, respectively.

While we currently believe we will remain in compliance with these financial covenants through September 30, 2010 based on current projections, it is possible that we may not comply with some or all of our financial covenants. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending. We could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to the credit agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”), which defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of the guidance were effective as of January 1, 2008 for our financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. For nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis, FASB permits companies to adopt the provisions of this guidance for fiscal years beginning after November 15, 2008. The provisions of the guidance were effective as of January 1, 2009 for our nonfinancial assets and liabilities. There were no material changes in our valuation methodologies, techniques or assumptions for financial and nonfinancial assets and liabilities as a result of the adoption the guidance for such items.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments – Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 820-10-65”). This guidance amended previously issued guidance that pertained to Disclosures about Fair Values of Financial Instruments to require disclosures about fair value of financial instruments in interim financial statements. The guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of the guidance did not have a significant impact on our disclosures. Refer to Note 8 – Financial Instruments. An entity that elects to early adopt the guidance on Interim Disclosures about Fair Value of Financial Instruments must also early adopt FASB guidance on determining whether a market is not active and a transaction is not distressed and recognition and presentation of other-than temporary impairments. The adoption of the guidance did not have an impact on our consolidated results of operations, financial position or valuation methodologies.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”) that establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”) that establishes the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References made to FASB guidance throughout this document have been updated for the Codification. The adoption did not have any impact on the Company’s consolidated results of operations or financial position.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We do not have a public stock repurchase plan or program. The following table contains information for shares delivered to us to satisfy tax withholding obligations in accordance with our 2004 Incentive Stock Plan:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	—	—	—	—
August 1 – August 31, 2009	541	$10.07	—	—
September 1 – September 30, 2009	—	—	—	—

Total	541	$10.07	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-k filed on January 22, 2009 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: November 2, 2009	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2009	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2009	By:	/s/ Paul G. Reitz
Paul G. Reitz
Assistant Vice President and Chief Accounting Officer
(Principal Accounting Officer)