Form 10-K
period 2009-12-31
CARMIKE CINEMAS INC
filed 2010-03-01
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer   ☒         Non-accelerated filer   ☐        Smaller reporting company  ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 30, 2010, 12,862,963 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 30, 2009 was approximately $111.3 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2010 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. Examples of forward-looking statements include the potential disposition of assets, the estimated value of our real estate, the amount of proceeds from these transactions, our ticket and concession price increases, our cost control measures, our strategies and operating goals, and our capital expenditure and theater expansion/closing plans. These statements are based on beliefs and assumptions of management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our senior credit agreement;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	ompetition in our markets;

•	competition with other forms of entertainment;

•	the effect of our leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates; and

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2009, we owned, operated or had an interest in 244 theatres with 2,277 screens located in 35 states. We are a leader in digital cinema and 3-D cinema deployments and as of December 31, 2009, we had 225 theatres (92% of our theatres) with 2,141 screens (94% of our screens) on a digital-based platform. In addition, we had 193 theatres (79% of our theatres) with 503 screens (22% of our screens) equipped for 3-D.

We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2009:

State	Theatres	Screens
Alabama	13	147
Arkansas	8	68
Colorado	6	51
Delaware	2	26
Florida	7	62
Georgia	22	226
Idaho	2	17
Illinois	12	116
Indiana	3	42
Iowa	5	61
Kansas	1	12
Kentucky	5	27
Michigan	13	100
Minnesota	6	65
Missouri	1	10
Montana	6	56
Nebraska	2	12
New Mexico	1	2
New York	1	8
North Carolina	25	268
North Dakota	5	33
Ohio	6	49
Oklahoma	9	53
Oregon	1	12
Pennsylvania	18	149
South Carolina	10	87
South Dakota	5	38
Tennessee	22	224
Texas	9	92
Utah	3	39
Virginia	7	54
Washington	1	12
West Virginia	2	20
Wisconsin	3	27
Wyoming	2	12

Totals	244	2,277

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2009, we operated 20 theatres with 136 screens as discount theatres.

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

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre
Total at January 1, 2007	289	2,447	8.5
New construction and acquisition	2	24
Closures	(27)	(122)

Total at December 31, 2007	264	2,349	8.9
New construction	3	32
Closures	(17)	(94)

Total at December 31, 2008	250	2,287	9.1

New construction	5	60
Closures	(11)	(70)

Total at December 31, 2009	244	2,277	9.3

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

We opened five theatres during the year ended December 31, 2009. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We expect our development activity in 2010 will consist of two theatres. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

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

Operations

Our theatre operations are under the supervision of our Senior Vice President and Chief Operating Officer, our Vice President—General Manager Theatre Operations and our two division managers. The division managers are responsible for implementing our operating policies and supervising our fourteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters.

We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales. As part of this program, we evaluate “mystery shopper” reports on the quality of service, cleanliness and film presentation at individual theatres.

Box office admissions. The majority of our revenues come from the sale of movie tickets. For the year ended December 31, 2009, box office admissions totaled $345.7 million, or 67% of total revenues. At December 31, 2009, of our 244 theatres, 224 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, thirteen of which exhibited first-run films at a reduced admission price, and the remaining 20 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance either over the phone or on the Internet. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $169.0 million, or 33% of total revenues for the year ended December 31, 2009. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, flavored popcorn, candy, cotton candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs and pretzels in order to respond to competitive conditions. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

During 2009, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

During 2009, we purchased most of our beverage supplies from The Coca-Cola Company. In addition, as a result of the GKC theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to our 29 GKC theatres. Pepsi-Cola beverage supplies are made available to us at our GKC theatres at Pepsi-Cola’s national account pricing in effect from time to time during the contract term. The term of the Pepsi-Cola contract is based on the volume of our purchases, and we expect it to expire during 2011. Effective January 1, 2009 we entered into a new agreement with The Coca-Cola Company to provide beverage supplies to our theatres through December 31, 2013. The Coca-Cola Company contract initially covers all theatres not subject to the Pepsi-Cola contract, and will expand to cover all our theatres upon the expiration of the Pepsi-Cola contract. In connection with our agreement with The Coca-Cola Company, a cost increase of 3.3% is expected for 2010. This 2010 cost increase is partially offset by an increase in incentives and rebates such that we do not expect our overall costs for 2010 to increase at the same rate.

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

Film Licensing

We obtain licenses to exhibit films by directly negotiating with film distributors. We license films through our booking office located in Columbus, Georgia. Our Vice President—Film, in consultation with our Chief Operating Officer, directs our motion picture bookings. Prior to negotiating for a film license, our Vice President—Film and film-booking personnel evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association of America (“MPAA”) rating. Because we only license a portion of newly released first-run films, our success in licensing depends greatly upon the availability of commercially popular motion pictures, and also upon our knowledge of the preferences of patrons in our markets and insight into trends in those preferences. We maintain a database that includes revenue information on films previously exhibited in our markets. We use this historical information to match new films with particular markets so as to maximize revenues.

The table below depicts the industry’s top 10 films for the year ended December 31, 2009 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	Transformers: Revenge of the Fallen	1	Transformers: Revenge of the Fallen
2	Harry Potter and the Half-Blood Prince	2	The Twilight Saga: New Moon
3	Up	3	Up
4	The Twilight Saga: New Moon	4	Harry Potter & The Half-Blood Prince
5	Avatar	5	Avatar
6	The Hangover	6	The Blind Side
7	Star Trek	7	Ice Age: Dawn of the Dinosaurs
8	Monsters Vs. Aliens	8	Monsters Vs. Aliens
9	The Blind Side	9	The Hangover
10	Ice Age: Dawn of the Dinosaurs	10	Night at the Museum 2

Film Rental Fees

We typically enter into film licenses that provide for rental fees based on “firm terms” which are negotiated and established prior to the opening of the picture; mutually agreed “settlement” upon the conclusion of the film run; or a sliding scale formula which is based on a percentage of the box office receipts using a pre-determined and agreed-upon film rental scale. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Many of our distributors award aggregate percentage terms for the run of the film. Under such an agreement, a set percentage is paid for the entire run of the film with no adjustments. The sliding scale formula provides for a fee equal to a percentage of box office receipts, with such percentage increasing as box office receipts increase nationally.

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following twelve major distributors accounted for over 90% of our box office admissions for the year ended December 31, 2009: Walt Disney Studios Motion Pictures, 20th Century Fox, MGM/UA, Miramax, Paramount, Sony Pictures Entertainment, Sony Classics, Universal, Warner Brothers, Lions Gate Features, Focus Features, and Weinstein Co.

Digital Cinema

We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. Additionally, we are responsible for the maintenance of the installed equipment and have entered into a service agreement with Christie at an annual per screen cost of $2,340.

As of December 31, 2009, we had 225 theatres with 2,141 screens on a digital-based platform, and 193 theatres with 503 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

We have experienced an increase in alternative content available to us as well as a growing slate of 3-D content. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. Recently, 3-D versions of a movie have generated significantly more attendance than 2-D versions of the same movie at an additional $2.50 to $3.50 more per ticket for 3-D movies. We believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues as the availability of 3-D and alternative content increases.

Management Information Systems

We utilize a computer system developed for us, which we call IQ-2000 that is installed in each of our theatres. IQ-2000 allows us to centralize most theatre-level administrative functions at our corporate headquarters. IQ-2000 allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operations of the theatre. IQ-2000 also coordinates payroll, generates operating reports analyzing film performance and theatre profitability, and generates information we use to quickly detect theft. IQ-2000 also facilitates new services such as advanced ticket sales and Internet ticket sales. The system’s expanded capacity allows for future growth and more detailed data tracking and trend analysis. We have active communication between the theatres and corporate headquarters, which allows our senior management to react to vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.

Competition

The motion picture exhibition industry is fragmented and highly competitive. In markets where we are not the sole exhibitor, we compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which has resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas. To the best of our knowledge, in 2009 competitors opened, announced plans or started construction on new theatres in markets where we have 8 theatres with 78 screens, representing 3.6% of our total attendance for the year ended December 31, 2009.

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

Employees

As of December 31, 2009, we had approximately 6,635 employees, of which none were covered by collective bargaining agreements and 6,061 were part-time. As of December 31, 2009, approximately 65% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised. On July 24, 2009, the federal minimum wage increased from $6.55 to $7.25 per hour.

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

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 1, 2010 regarding our executive officers.

Name	Age	Title
S. David Passman III	57	President and Chief Executive Officer
Fred W. Van Noy	52	Senior Vice President, Chief Operating Officer and Director
Richard B. Hare	43	Senior Vice President—Finance, Treasurer and Chief Financial Officer
Lee Champion	59	Senior Vice President, General Counsel and Secretary
H. Madison Shirley	58	Senior Vice President—Concessions and Assistant Secretary
Gary F. Krannacker	47	Vice President—General Manager Theatre Operations
John A. Lundin	60	Vice President—Film
Jeffrey A. Cole	50	Assistant Vice President—Controller
Paul G. Reitz	37	Assistant Vice President—Chief Accounting Officer

S. David Passman III, 57, has served as President of Carmike since June 2009 and director since June 2003. Mr. Passman served as President and CEO of IBS-STL, Inc., a book publishing and distribution company, from June 2005 until January 2009. He served as President of the Harland Printed Products and Harland Checks divisions of John H. Harland Company, a provider of printed products and software and related services to the financial institution market, from 1999 to 2003, and also served as its CFO from 1996 to 1999. Mr. Passman is a former partner of Deloitte & Touche LLP, a public accounting firm, where he served as the Managing Partner of the Atlanta office from 1993 to 1996.

Fred W. Van Noy, 52, has served as a director since December 2004. Mr. Van Noy joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer.

Richard B. Hare, 43, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Lee Champion, 59, rejoined us as Senior Vice President, General Counsel and Secretary in September 2005. Mr. Champion had previously served in the same capacity from January 1998 to December 2001. From January 2002 until his return to Carmike, he was a partner at Page, Scrantom, Sprouse, Tucker and Ford in Columbus, Georgia. From 1975 until 1998, he was a partner in the law firm of Champion & Champion, Columbus, Georgia.

H. Madison Shirley, 58, joined us in 1977 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President—Concessions in 1990 and Senior Vice President—Concessions and Assistant Secretary in December 1997.

Gary F. Krannacker, 47, joined us in May 1994 as City Manager, Pittsburgh, Pennsylvania. He served as Regional Manager from October 1995 until February 1998, and as Mid-Western Division Manager from 1998 until April 2003. He became General Manager of Theatre Operations in April 2003 and Vice President and General Manager of Theatre Operations in July 2004.

John Lundin, 60, joined us in January 2010 as Vice President—Film. Prior to joining us, Mr. Lundin served as the District Manager for Sony Pictures Distribution, a motion picture distributor, from July 2009 to January 2010. Prior to joining Sony Pictures, he served as VP-Film for Cinemark USA, Inc., a motion picture exhibitor since 1995.

Jeffrey A. Cole, 50, joined us in December 2005 as Assistant Vice President-Controller. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

Paul G. Reitz, 37, joined us in July 2008 and was named Assistant Vice President and Chief Accounting Officer in June 2009. He previously served as Controller at Yellowbook USA Inc., a U.S. publisher of phone directories in 48 states, from April 2002 to July 2008. Mr. Reitz also served as Controller for McLeodUSA Publishing, a regional publisher of phone directories, from July 1997 to April 2002. Prior to his position at McLeodUSA Publishing, Mr. Reitz was an auditor at Deloitte & Touche LLP, a public accounting firm.

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

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

We now have, and will continue to have, significant debt obligations. Our long-term debt obligations consist of the following:

•	a $265.0 million six year term loan facility effective January 27, 2010;

•	a $30.0 million three year revolving credit facility; and

•

financing obligations of $185.5 million as of December 31, 2009 inclusive of interest but net of $62.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

Our long-term debt obligations mature as follows:

•	the final maturity date of the revolving credit facility is January 27, 2013; and

•	the final maturity date of the term loan facility is January 27, 2016.

The term loan borrowings are to be repaid in 23 consecutive quarterly installments, each in the amount of $662,500, with the balance of $249,762,500 due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

We also have, and will continue to have, significant lease obligations. As of December 31, 2009, our total operating, capital and financing lease obligations with terms over one year totaled $696.1 million.

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

Our ability to service our indebtedness and to fund capital expenditures for theatre construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make scheduled payments of principal, to pay the interest on or to refinance our indebtedness is subject to general industry economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and may be limited because of our current leverage.

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

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2010 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected, we could come into default under our debt instruments, causing the agents or trustees to accelerate maturity and declare all payments immediately due and payable.

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

We are subject to a number of covenants contained in our January 27, 2010 credit agreement, which restrict our ability, among other things, to: pay dividends; incur additional indebtedness; create liens on our assets; make certain investments; sell or otherwise dispose of our assets; consolidate, merge or otherwise transfer all or any substantial part of our assets; enter into transactions with our affiliates; and make capital expenditures. The credit agreement also contains financial covenants that require us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) of no more than 4.75, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense (“EBITDAR ratio”) of no more than 7.15.

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

The failure to comply with such covenants may result in an event of default under the senior secured credit facilities, in which case, the lenders may terminate the revolving credit facility and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable. In such event, we would be required to raise additional equity or debt financing. We may not be able to obtain such financing on acceptable terms or at all. In such event, our financial position and results of operations would be materially adversely affected.

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

We rely heavily on IQ-2000, our computer system, to operate our business and a failure of this system could harm our business.

We depend on IQ-2000, our computer system, to operate our business and issue tickets to patrons at our theatres. A substantial system failure could restrict our ability to issue tickets timely to our patrons and could reduce the attractiveness of our services and cause our patrons to attend another theatre. In addition, we rely on IQ-2000 to centralize most theatre-level administrative functions at our corporate headquarters such as coordinating payroll, tracking theatre invoices, generating operating reports to analyze film performance and theatre profitability, and generating information to quickly detect theft. Disruption in, changes to, or a breach of the IQ-2000 system could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2009, approximately 65% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2009 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $18.9 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

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

We determined that at the date of the ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis as of the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards. The amount of realized built-in losses (“RBILs”) limited was $6.0 million in 2009, which contributed to our current income tax expense. The amount of disallowed RBILs could increase if the Company disposes of assets with built-in losses at the ownership change date within the recognition period.

Disruption of our relationship with our primary concession suppliers could harm our margins on concessions.

We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession, and we are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at contractual prices that are based on the type of concession supplied. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

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

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. However, we anticipate our development activities in 2010 will be limited to two theatres. Developing new theatres requires a significant amount of time, significant amount of resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates. We had long-lived asset impairment charges, from our continuing operations, in each of the last five fiscal years totaling $84.8 million. For fiscal years 2009, 2008 and 2007, our impairment charges from our continuing operations were $17.6 million, $36.3 million and $22.8 million, respectively.

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

As of December 31, 2009, we owned 62 of our theatres and leased 180 of our theatres. We operated an additional two theatres under shared ownership. A list of our theatres, by state, is included above under “Business—Overview.”

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

From time to time we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that we believe will have a material adverse effect, either individually or in the aggregate, on our business or financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2009 was $7.56 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2008 through December 31, 2009.

2009	High	Low	Dividends
Fourth Quarter	$11.54	$5.55	$—
Third Quarter	$10.49	$7.72	$—
Second Quarter	$9.99	$2.50	$—
First Quarter	$3.77	$1.00	$—

2008	High	Low	Dividends
Fourth Quarter	$4.40	$1.37	$—
Third Quarter	$6.80	$1.93	$—
Second Quarter	$11.14	$4.25	$0.175
First Quarter	$11.37	$3.77	$0.175

As of December 31, 2009, there were 322 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2009, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2009, we did not repurchase any of our equity securities.

Beginning the second quarter of 2004, our Board of Directors declared dividends of $0.175 per share related to each quarter through June 30, 2008, which were paid as described above. In September 2008, our Board of Directors announced the decision to suspend the Company’s quarterly dividend in light of challenging conditions in the credit markets and the wider economy. Currently, the Company plans to allocate its capital primarily to reducing its overall leverage. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. We do not anticipate paying cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Credit Agreement and Covenant Compliance.”

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

The following stock performance graph compares, for the five year period ended December 31, 2009, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and our comparative industry group (the “SIC Code Index”). Measurement points are the last trading day for each year ended December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in our common stock, the NASDAQ Market Index and the SIC Code Index (7830-Services-Motion Picture Theatres) and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial data for each of the five fiscal years in the year ended December 31, 2009 (other than operating data) are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in millions, except per share data)
Statement of Operations Data:
Revenues:
Admissions	$345.7	$312.5	$317.4	$313.4	$292.5
Concessions and other	169.0	160.2	164.7	164.3	150.2

Total operating revenues	514.7	472.7	482.1	477.7	442.7

Operating costs and expenses:
Film exhibition costs	191.3	171.2	174.8	170.7	159.4
Concession costs	17.4	17.3	17.2	16.8	15.3
Other theatre operating costs	210.5	192.8	190.6	188.6	170.9
General and administrative expenses	16.1	19.4	21.7	29.4	19.8
Separation Agreement Charges	5.5	—	—	—	0.0
Depreciation and amortization	34.3	37.6	39.5	41.0	37.2
(Gain) loss on sales of property and equipment	(0.4)	(1.4)	(1.4)	0.3	(2.6)
Impairment of goodwill (2)	—	—	38.2	—	0.0
Impairment of long-lived assets (2)	17.6	36.3	22.8	5.7	2.4

Total operating costs and expenses	492.3	473.2	503.4	452.5	402.4

Operating (loss) income	22.4	(0.5)	(21.3)	25.2	40.3
Interest expense	33.0	40.7	47.9	47.5	35.3
Gain on sale of investments	—	(0.5)	(1.7)	—	0.0
Loss in extinguishment of debt	—	—	—	4.8	5.8

Loss before reorganization benefit, income taxes, discontinued operations and cumulative effect of change in accounting principle	(10.6)	(40.7)	(67.5)	(27.1)	(0.8)
Reorganization benefit (1)	—	—	—	—	2.4

(Loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle	(10.6)	(40.7)	(67.5)	(27.1)	1.6
Income tax expense (benefit) (4)	4.4	0.4	55.9	(9.2)	2.4

Loss before discontinued operations and cumulative effect of change in accounting principle	(15.0)	(41.1)	(123.4)	(17.9)	(0.8)
Income (loss) from discontinued operations, net of tax	(0.4)	(0.3)	(3.5)	(1.5)	1.1

(Loss) income before cumulative effect of change in accounting principle	(15.4)	(41.4)	(126.9)	(19.4)	0.3
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(0.1)

Net income (loss)	$(15.4)	$(41.4)	$(126.9)	$(19.4)	$0.2

Weighted average shares outstanding (in thousands)
Basic	12,678	12,661	12,599	12,341	12,194
Diluted	12,678	12,661	12,599	12,341	12,704
Loss per common share:
Basic	$(1.22)	$(3.27)	$(10.07)	$(1.57)	$0.02
Diluted	$(1.22)	$(3.27)	$(10.07)	$(1.57)	$0.02
Dividends declared per share	$—	$0.35	$0.70	$0.70	$0.70

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data (at year end):
Cash and cash equivalents	$25.7	$10.9	$22.0	$26.0	$23.6
Property and equipment, net of accumulated depreciation (2)	390.6	431.8	497.3	545.1	568.5
Total assets	454.0	483.5	568.0	720.6	738.1
Total debt (3)	369.1	392.3	421.7	440.1	432.0
Accumulated deficit	(265.1)	(249.6)	(208.2)	(81.4)	(59.7)
Total stockholders’ equity	$11.3	$25.2	$69.0	$203.6	$232.7

Other Financial Data:
Net cash provided by operating activities	$49.9	$25.1	$37.0	$38.2	$42.9
Net cash provided by (used in) investing activities	(10.5)	0.6	(10.4)	(31.6)	(146.5)
Net cash (used in) provided by financing activities	(24.5)	(36.8)	(30.6)	(4.2)	70.3
Capital expenditures	$13.5	$11.7	$22.7	$35.7	$87.6

Operating Data:
Theatres at year end	244	250	264	289	301
Screens at year end	2,277	2,287	2,349	2,447	2,475
Average screens in operation	2,285	2,309	2,401	2,454	2,383
Average screens per theatre	9.2	9.0	8.7	8.5	8.2
Total attendance (in thousands)	52,702	49,872	55,089	59,615	57,866
Average admissions per patron	$6.52	$6.32	$5.89	$5.44	$5.35
Average concessions and other sales per patron	$3.21	$3.24	$3.05	$2.87	$2.76
Average attendance per screen	23,070	21,598	22,949	24,296	24,283

(1)	See our 2005 Annual Report on Form 10-K with respect to our reorganization, financial reporting in accordance with Statement of Position 90-7 and costs incurred during our reorganization.
(2)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.
(3)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations; excludes long-term trade payables and liabilities subject to compromise.
(4)	During the quarter ended June 30, 2007, we determined that it is more likely than not that our deferred tax assets would not be realized in the future and accordingly we provided a valuation allowance against our deferred tax assets of $55.9 million. During the year ended December 31, 2009, we incurred additional tax expense due to the effects of the limitations imposed by the IRC Section 382 ownership change that occurred in October 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2009 we owned, operated or had an interest in 244 theatres with 2,277 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2009, we had 225 theatres with 2,141 screens on a digital-based platform, and 193 theatres with 503 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability provides a competitive advantage to us in markets where we compete for film and patrons.

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

We continue to focus on operating performance improvements, including managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to reducing our overall leverage. To this end, during the year ended December 31, 2009, we made voluntary pre-payments of $20 million to reduce our term debt, and in September 2008 we announced our decision to suspend our quarterly dividend. In addition, we continue to sell surplus property in order to generate additional cash.

In January 2009, the Company’s Chairman, Chief Executive Officer and President, Michael W. Patrick, ceased employment with the Company. Refer to Note 17—Separation Agreement Charges.

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

In January 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. The Credit Agreement provides for new senior secured credit facilities in the aggregate principal amount of $295.0 million. The new senior secured credit facilities consist of a $265.0 million six year term loan facility and a $30.0 million three year revolving credit facility. The Company used the $265.0 million term loan to repay borrowings of approximately $251.4 million (including principal, interest, and fees) under the former term loan facilities, to pay related fees and expenses associated with the new senior secured credit facilities, and for general corporate purposes. In connection with the transactions described above, the Company terminated its former $50.0 million revolving credit facility, dated as of May 19, 2005, and paid approximately $20,000 in accrued commitment fees.

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

Revenues

We derive almost all of our revenues from box office receipts and concession sales with additional revenues from screen advertising sales, our two Hollywood Connection fun centers, and other revenue streams, such as electronic video games located in some of our theatres and theatre rental fees. Successful films released during the year ended December 31, 2009 included Transformers: Revenge of the Fallen, which grossed over $400 million in domestic box office; Harry Potter and the Half-Blood Prince, which grossed over $300 million in domestic box office; and The Twilight Saga: New Moon, Up, Star Trek, Avatar and The Hangover, which all grossed over $200 million in domestic box office. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

Expenses

Film exhibition costs vary according to box office admissions and are accrued based on our terms and agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. If “firm terms” do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are completed three to four weeks after the movie’s run.

Concession costs are variable in nature and fluctuate with our concessions revenues. We purchase concessions to replace units sold. We negotiate prices for concessions with our concession vendors, primarily Showtime Concessions, to obtain lower rates.

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

	Year Ended December 31,
	2009	2008	2007
Revenues:
Admissions	67%	66%	66%
Concessions and other	33%	34%	34%

Total operating revenues	100%	100%	100%

Operating costs and expenses:
Film exhibition costs (1)	37%	36%	36%
Concession costs	4%	4%	4%
Other theatre operating costs	41%	41%	40%
General and administrative expenses	3%	4%	4%
Separation Agreement Charges	1%	(0)%	(0)%
Depreciation and amortization	7%	8%	8%
Gain on sale of property and equipment	(0)%	(0)%	(0)%
Impairment of goodwill	(0)%	(0)%	8%
Impairment of long-lived assets	3%	7%	5%

Total operating costs and expenses	96%	100%	104%

Operating (loss) income	4%	0%	(4)%
Interest expense	6%	9%	10%
Gain on sale of investments	(0)%	(0)%	(0)%

Loss before income tax and discontinued operations	(2)%	(8)%	(14)%
Income tax expense	1%	0%	12%

Loss from continuing operations	(3)%	(8)%	(26)%
Loss from discontinued operations	(0)%	(0)%	(0)%

Net loss	(3)%	(8)%	(26)%

(1)	Film exhibition costs include advertising expenses.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Years ended December 31,
	2009	2008
Average theatres	247	256
Average screens	2,285	2,309
Average attendance per screen (1)	23,070	21,598
Average admission per patron (1)	$6.52	$6.32
Average concessions and other sales per patron (1)	$3.21	$3.24
Total attendance (in thousands) (1)	52,702	49,872
Total revenues (in thousands)	$514,715	$472,678

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2009 were estimated to have increased by 10.0% in comparison to 2008. The industry-wide increase was primarily driven by the success of high profile films in the fourth quarter, such as The Twilight Saga: New Moon, Avatar, and The Blind Side. We experienced an increase of 10.6% in admissions revenues for 2009. We believe our greater than industry increase in admissions revenue was attributable to the higher quantity and quality of 3-D film offerings in 2009.

Total revenues increased 8.9% to $514.7 million for the year ended December 31, 2009 compared to $472.7 million for the year ended December 31, 2008, due to an increase in total attendance from 49.9 million in 2008 to 52.7 million in 2009, and an increase in average admissions per patron from $6.32 in 2008 to $6.52 in 2009, partially offset by a decrease in concessions and other sales per patron from $3.24 in 2008 to $3.21 in 2009. Admissions revenue increased 10.6% to $345.7 million in 2009 from $312.5 million in 2008 due to an increase in total attendance from 49.9 million in 2008 to 52.7 million in 2009 and an increase in average admissions per patron from $6.32 in 2008 to $6.52 in 2009 primarily due to price increases and 3-D surcharges. Concessions and other revenue increased 5.5% to $169.0 million in 2009 from $160.2 million in 2008, due to an increase in total attendance from 49.9 million in 2008 to 52.7 million in 2009, partially offset by a decrease in average concessions and other sales per patron from $3.24 in 2008 to $3.21 in 2009.

We operated 244 theatres with 2,277 screens at December 31, 2009 and 250 theatres with 2,287 screens at December 31, 2008.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2009	2008	% Change
Film exhibition costs	$191,379	$171,195	12
Concession costs	$17,415	$17,283	1
Other theatre operating costs	$210,487	$192,760	9
General and administrative expenses	$16,139	$19,358	(17)
Depreciation and amortization	$34,324	$37,552	(9)
Gain on sale of property and equipment	$(425)	$(1,369)	n/m
Impairment of long-lived assets	$17,554	$36,339	(52)
Separation agreements charges	$5,462	$—	N/A

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2009 increased to $191.4 million as compared to $171.2 million for the year ended December 31, 2008 primarily due to an increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55.4% for the year ended December 31, 2009, as compared to 54.8% for the year ended December 31, 2008 primarily as a result of a higher percentage of revenues generated by top tier films, partially offset by a reduction in advertising expenses.

Concession costs. Concession costs for the year ended December 31, 2009 increased to $17.4 million as compared to $17.3 million for the year ended December 31, 2008. As a percentage of concessions and other revenues, concession costs were 10.3% for the year ended December 31, 2009, as compared to 10.8% for the year ended December 31, 2008 primarily due to an increase in concession volume rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2009 increased to $210.5 million as compared to $192.8 million for the year ended December 31, 2008. The increase in our other theatre operating costs is primarily the result of an increase in salaries and wages expense that is due to the increase in the federal minimum wage in July 2009, an increase in attendance, an increase in repair and maintenance costs associated with improving the condition of our theatres, an increase in occupancy costs due to the opening of new theatres that more than offset the impact of closing theatres, and an increase in 3-D equipment service charges.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 decreased to $16.1 million as compared to $19.4 million for the year ended December 31, 2008. The decrease in our general and administrative expenses is due to reductions in our salaries and wages expense, incentive compensation and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2009 decreased approximately 8.6% as compared to the year ended December 31, 2008 due to a combination of lower balances of property and equipment due to theatre closures, asset sales, prior period impairment and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Gain on sales of property and equipment. We recognized a gain of $0.4 million on the sales of property and equipment for the year ended December 31, 2009 as compared to a gain of $1.4 million for the year ended December 31, 2008. Our gains primarily resulted from the disposition of underperforming theatres and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2009 decreased to $17.8 million compared to $36.9 million for the year ended December 31, 2008. For 2009, we recorded impairment charges relating to continuing operations of $17.6 million and impairment charges relating to discontinued operations of $260,000. The impairment charges affected 25 theatres with 248 screens, and were primarily the result of (1) deterioration in the full-year operating results of 22 theatres, resulting in $16.2 million in impairment charges; (2) the decline in fair market value of one owned theatre, resulting in $0.4 million in impairment charges; (3) a decrease in net realizable value of excess 35 millimeter projectors, resulting in a charge of $0.8 million; and (4) excess seat and equipment inventory from our theatre closures, resulting in a charge of $0.2.

When evaluating declining trends in theatre-level operating results, we give consideration to the seasonality of the business, with significant revenue and cash flow being generated in the summer and year-end holiday season as well as the effects of competition. Additionally, we evaluate the financial results on an on-going basis, but only after the theatre and its financial results have matured. For purposes of estimating the impairment loss, the fair value of the asset group was determined primarily by use of a discounted cash flow model that included inputs consistent with those expected to be used by market participants.

Separation agreement charges. We recognized charges of $5.2 million for estimated expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick and $.3 million for separation agreement charges pertaining to other employees for the year ended December 31, 2009, as compared to no expense recorded for the year ended December 31, 2008.

Operating income (loss). Operating income for the year ended December 31, 2009 was $22.4 million as compared to an operating loss of $440,000 for the year ended December 31, 2008. The increase in our operating income is primarily due to a decrease in impairment of long-lived assets in 2009 and the other factors described above.

Interest expense, net. Interest expense, net for the year ended December 31, 2009 decreased to $33.1 million from $40.7 million for the year ended December 31, 2008. The decrease is primarily related to lower average outstanding debt during 2009, and a lower weighted average interest rate. Interest income, included in interest expense, net for the year ended December 31, 2009 decreased to $93,000 from $252,000 for the year ended December 31, 2008.

Gain on sale of investments. We recognized zero gain on investments for the year ended December 31, 2009 as compared to a gain on investments of $451,000 for the year ended December 31, 2008. This gain was a result of our sale of an equity method investment and final settlement of the conversion of an investment in a third-party ticket distributor.

Income taxes.

	Year Ended December 31,
	2009	2008
Pre-tax loss from continuing operations	$(10,687)	$(40,708)

Federal tax (benefit) expense, at statutory rates	(3,740)	(14,422)
State tax (benefit) expense, net of federal tax effects	(364)	(1,174)
Other	45	(31)
Reduction in gross deferred tax assets due to IRC Section 382	1,693	33,653
Increase (decrease) in valuation allowance	6,725	(17,663)

Total tax expense (benefit) from continuing operations	$4,359	$363

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, the Company is limited in its ability to utilize its net operating loss carryforwards and certain other built in deductions in computing its taxable income for a five year period beginning with the ownership change date. These limitations have increased the Company’s current tax expense, and taxes payable.

At December 31, 2009 and December 31, 2008, our consolidated net deferred tax assets were $63.2 million and $56.4 million, respectively, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, IRC limitations and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such conclusion is made.

We expect that we will not recognize income tax benefits until a determination is made that a valuation allowance for all or some portion of the deferred tax assets is no longer required.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2009 and 2008, we closed four and eleven theatres, respectively, and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Loss from discontinued operations for the year ended December 31, 2009 was $367,000, including loss on disposal of assets of $106,000, as compared to a loss of $320,000, including gain on disposal of assets of $1.1 million for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

‘	Years ended December 31,
	2008	2007
Average theatres	256	277
Average screens	2,309	2,401
Average attendance per screen (1)	21,598	22,949
Average admission per patron (1)	$6.32	$5.89
Average concessions and other sales per patron (1)	$3.24	$3.06
Total attendance (in thousands) (1)	49,872	55,089
Total revenues (in thousands)	$472,678	$482,060

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenues decreased 1.9% to $472.7 million for the year ended December 31, 2008 compared to $482.1 million for the year ended December 31, 2007, due to the closure of underperforming theatres and a decrease in the average attendance per screen offset by an increase in average admissions per patron and concessions and other sales per patron. Admissions revenue decreased 1.5% to $312.5 million in 2008 from $317.4 million in 2007, due to a decrease in our average attendance per screen offset by an increase in average admissions per patron. Concessions and other revenue decreased 2.7% to $160.2 million in 2008 from $164.7 million in 2007, due to a decrease in attendance offset by an increase in our average concessions and other sales per patron.

We operated 250 theatres with 2,287 screens at December 31, 2008 and 264 theatres with 2,349 screens at December 31, 2007.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2008	2007	% Change
Film exhibition costs	$171,195	$174,837	(2)
Concession costs	$17,283	$17,163	1
Other theatre operating costs	$192,760	$190,628	1
General and administrative expenses	$19,358	$21,690	(11)
Depreciation and amortization	$37,552	$39,502	(5)
Loss (gain) on sale of property and equipment	$(1,369)	$(1,354)	n/m
Impairment of goodwill	$—	$38,240	N/A
Impairment of long-lived assets	$36,339	$22,757	60

Film exhibition costs. Film exhibition costs for the year ended December 31, 2008 decreased to $171.2 million as compared to $174.8 million for the year ended December 31, 2007 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs were 54.8% for the year ended December 31, 2008, as compared to 55.1% for the year ended December 31, 2007.

Concession costs. Concession costs for the year ended December 31, 2008 increased to $17.3 million as compared to $17.2 million for the year ended December 31, 2007. As a percentage of concessions and other revenues, concession costs were 10.8% for the year ended December 31, 2008, as compared to 10.4% for the year ended December 31, 2007 due to increased commodity costs and fuel surcharges. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2008 increased to $192.8 million as compared to $190.6 million for the year ended December 31, 2007 due to increased maintenance costs, utility costs, property taxes and bank fees which were offset by decreased personnel costs, occupancy costs and insurance.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2008 decreased to $19.4 million as compared to $21.7 million for the year ended December 31, 2007. The decrease in our general and administrative expenses is due to reductions in our salaries and wages expense, incentive compensation and legal and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2008 decreased approximately 4.9% as compared to the year ended December 31, 2007 due to a combination of lower balances of property and equipment due to theatre closures, asset sales and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

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

Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2008 increased to $36.9 million compared to $26.2 million for the year ended December 31, 2007. For 2008, the impairment charges relating to continuing operations were $36.3 million and impairment charges relating to discontinued operations were $0.6 million. The impairment charges affected 43 theatres with 379 screens in 2008 and were primarily the result of (1) deterioration in the full-year operating results of 33 of these theatres, resulting in $32.2 million in impairment charges; (2) the contemplated sale of one closed theatre with a contract price less than carrying value, resulting in $49,000 in impairment charges; (3) a decrease in the fair market value of excess 35 millimeter projectors, resulting in $2.1 million in impairment charges; and (4) excess seat and equipment inventory from our theatre closures, resulting in $2.1 million in impairment charges. For 2007, we recorded impairment charges relating to continuing operations of $22.8 million and impairment charges relating to discontinued operations of $3.5 million. The impairment charges affected 31 theatres with 225 screens and were primarily the result of (1) deterioration in the full-year operating results of 25 of these theatres, resulting in $22.4 million in impairment charges; (2) a fourth quarter decision to market one parcel of land and close six owned theatres and sell the related assets, resulting in $3.1 million in impairment charges; and (3) excess 35 millimeter projectors as a result of the completion of our digital projection installation, resulting in $740,000 in impairment charges.

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

Operating loss. Operating loss for the year ended December 31, 2008 was $440,000 as compared to $21.3 million for the year ended December 31, 2007. The decrease in our operating loss is largely due to a 2007 impairment of goodwill offset by an increase in impairment of long-lived assets in 2008.

Interest expense. Interest expense for the year ended December 31, 2008 decreased to $40.7 million from $47.8 million for the year ended December 31, 2007. The decrease is primarily related to lower average outstanding debt during 2008, and a lower weighted average interest rate.

Gain on sale of investments. We recognized a gain on the sale of investments of $451,000 for the year ended December 31, 2008. This gain is a result of our sale of an equity method investment and final settlement of the conversion of an investment in a third-party ticket distributor. We recognized a gain on the sale of investments of $1.7 million for the year ended December 31, 2007, as a result of the conversion of an investment in a third-party ticket distributor.

Income tax. As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, the Company is limited in its ability to utilize its net operating loss carryforwards and certain other built in deductions in computing its taxable income for a five year period beginning with the ownership change date. These limitations have increased the Company’s current tax expense, taxes payable and deferred tax asset.

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

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2008 and 2007, we closed eleven and twenty theatres, respectively, and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Loss from discontinued operations for the year ended December 31, 2008 was $320,000, including gain on disposal of assets of $1.1 million, as compared to a loss of $3.5 million, including gain on disposal of assets of $2.2 million for the year ended December 31, 2007.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operations are primarily conducted on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $23.3 million as of December 31, 2009 compared to $34.0 million at December 31, 2008.

At December 31, 2009, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $25.7 million in cash and cash equivalents on hand as compared to $10.9 million at December 31, 2008. As of January 27, 2010, we terminated our existing $50.0 million revolving credit facility and entered into a new $30.0 million three year revolving credit facility. The material terms of our new revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $49.9 million for the year ended December 31, 2009 as compared to $25.1 million for the same period in 2008. This increase in our cash provided by operating activities was due primarily to an increase in accounts payable and accrued expenses as compared to the prior period and a reduction in non-cash impairment of long-lived assets. Net cash used in investing activities was $10.5 million for the year ended December 31, 2009 as compared to net cash provided by investing activities of $0.6 million for the same period in 2008. The decrease in our net cash provided by investing activities is primarily due to an increase in cash used for the purchases of property and equipment in 2009 and a decrease in proceeds from the sale of property and equipment and investments. Capital expenditures were $13.5 million for the year ended December 31, 2009 as compared to $11.7 million for the same period in 2008. For the year ended December 31, 2009, net cash used in financing activities was $24.5 million as compared to $36.8 million for the same period in 2008. The decrease in our net cash used in financing activities is primarily due to $20.0 million of unscheduled prepayments of long-term debt in 2009 as compared to $25.0 million of unscheduled prepayments of long-term debt in 2008 and no dividends paid in 2009 as compared to $6.7 million of dividends paid during 2008.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2009, we closed eleven of our underperforming theatres and estimate closing up to ten theatres in 2010.

We plan to make a total of approximately $20 million in capital expenditures for calendar year 2010. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $22 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year.

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

Credit Agreement and Covenant Compliance

In 2005, we entered into a credit agreement that provided for senior secured credit facilities in the aggregate principal amount of $405 million consisting of:

•	a $170 million seven year term loan facility maturing in May 2012;

•	a $185 million seven year delayed-draw term loan facility maturing in May 2012; and

•	a $50 million five year revolving credit facility available for general corporate purposes maturing in May 2010.

In addition, the credit agreement provided for future increases (subject to certain conditions and requirements) to the revolving credit and term loan facilities in an aggregate principal amount of up to $125 million.

As of December 31, 2009, we had the following amounts outstanding under each of the facilities described above:

•	$139.6 million was outstanding under our $170 million term loan facility;

•	$111.2 million was outstanding under our $185 million delayed-draw term loan facility; and

•	no amounts were outstanding under our $50 million revolving credit facility.

The interest rate for borrowings under the then existing credit agreement, as amended, is set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At December 31, 2009 and 2008, the average interest rate was 4.07% and 5.80%, respectively.

On January 27, 2010, we entered into a new Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. Our new long-term debt obligations consist of the following:

•	a $265.0 million six year term loan facility; and

•	a $30.0 million three year revolving credit facility.

Our long-term debt obligations mature as follows:

•	the final maturity date of the revolving credit facility is January 27, 2013; and

•	the final maturity date of the term loans is January 27, 2016.

The interest rate for borrowings under the new term loan facility is LIBOR (subject to a 2.00% floor) plus a margin of 3.50%, or the Base Rate (as defined in the Credit Agreement) (subject to a 3.00% floor) plus a margin of 2.50%, as the Company may elect.

The interest rate for borrowings under the new revolving credit facility is LIBOR (subject to a 2.00% floor) plus an initial margin of 4.00%, or Base Rate (subject to a 3.00% floor) plus margin of 3.00%, as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on Base Rate based loans.

The Credit Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales, dispositions, other than issuances of certain debt, (2) 100% of the net cash proceeds from sales-leaseback transactions, (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (4) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.

Debt Covenants

The new senior secured credit facilities contain covenants which, among other things, limit our ability, and that of our subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than the Company;

•	incur additional indebtedness and financing obligations;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of our assets other than in the ordinary course of business;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in businesses other than those in which we are currently engaged or those reasonably related thereto.

The new senior secured credit facilities also contain financial covenants measured quarterly that require us to maintain on a consolidated basis specified ratios of total debt to EBITDA; EBITDA to total cash interest expense; and total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense.

The Credit Agreement imposes an annual limit of $22.0 million on our ability to make capital expenditures. In addition to the dollar limitation, we may not make any capital expenditure if any default or event of default under the Credit Agreement has occurred and is continuing, or if a breach of the financial covenants contained in the Credit Agreement would result on a pro forma basis after giving effect to the capital expenditure.

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2010 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected, we could come into default under our debt instruments, causing our lenders to accelerate maturity and declare all payments immediately due and payable.

We are required to make principal repayments of our term loan borrowings in 23 consecutive quarterly installments, each in the amount of $662,500, with the balance of $249,762,500 due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

Debt Covenant Compliance

As of December 31, 2009, we were in compliance with all of the financial covenants in our then existing credit agreement. As of December 31, 2009, our leverage and interest coverage ratios were 3.5 and 2.9, respectively.

The new Credit Agreement also contains financial covenants that require us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) of no more than 4.75, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense (“EBITDAR ratio”) of no more than 7.15.

While we currently believe we will remain in compliance with these financial covenants through December 31, 2010 based on current projections, it is possible that we may not comply with some or all of our financial covenants. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending. We could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to the credit agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

Other events of default under the new senior secured credit facilities include:

•	the Company’s failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the Credit Agreement);

•	a breach or default by the Company or its subsidiaries on the payment of principal of any other indebtedness in an aggregate amount greater than $10 million;

•	breach of representations or warranties in any material respect; or

•	failure to perform other obligations under the Credit Agreement and the security documents for the senior secured credit facilities (subject to applicable cure periods).

The senior secured credit facilities are guaranteed by each of our subsidiaries and secured by a perfected first priority security interest in substantially all of our present and future assets.

Contractual Obligations

In January 2010, we entered into the new senior secured credit facilities under the Credit Agreement. The proceeds were used to repay our existing term loan credit agreement and delayed draw term loan credit agreement (refer to Note 6: Debt—New Senior Secured Term Loan Facility to the consolidated financial statements included elsewhere herein). The following table reflects our contractual obligations, including those associated with the new credit facility:

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Senior secured term loan	$2.7	$5.3	$5.3	$251.7	$265.0
Interest payments (1)	13.5	29.0	28.4	15.0	85.9
Financing obligations	10.4	22.7	23.3	192.0	248.4
Capital lease obligations	6.4	12.3	12.0	37.9	68.5
Operating leases	44.4	81.2	75.8	239.0	440.4
Christie contract	0.2	0.3	0.3	0.3	1.1
Income taxes (2)	4.4	5.7	—	—	10.1
Employment agreement with Chief Executive Officer	0.6	0.6	—	—	1.2

Total contractual cash obligations	$82.5	$157.1	$145.1	$735.9	$1,120.6

(1)	The interest rate under the new senior secured Credit Agreement is set to a margin above LIBOR or base rate, as the case may be, based on our consolidated leverage ratio as defined in the Credit Agreement, with the margin of 3.50% (subject to a 2.0% floor) for loans based on LIBOR and a margin of 2.50% (subject to a 3.0% floor) for loans based on the base rate. The average interest rate of 5.50% was used to calculate future interest payments herein.
(2)	The 2010 income tax obligation has been estimated based on 2010 budgeted taxable income and consideration of limitations on certain deductions as a result of Section 382(g) of the IRC.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

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

Revenue and Expense Recognition

Admissions and concessions revenue is recognized at the point of sale for tickets and concessions. Sales taxes collected from customers are excluded from revenue and are recorded in accrued expenses. Other revenues primarily consist of screen advertising and are recognized over the period that the related advertising is delivered on-screen.

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $2.5 million, $3.3 million and $1.6 million in 2009, 2008 and 2007, respectively.

Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the film. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the movie run life. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film.

Our occupancy expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent under our leases. In addition, several of our theatre leases contain provisions for contingent rent whereby a portion of our rent expense is based on an agreed upon percentage of revenue exceeding a specified level. In these theatres, a portion of rental expenses can vary directly with changes in revenue. Percentage rent expense is recorded for these theatres on a monthly basis if the theatre’s historical performance or forecasted performance indicates that the target will be reached. Certain of our leases are subject to monthly percentage rent only, which is accrued each month based on actual revenues.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10 Impairment of Long-Lived Assets (“ASC 360-10”), long-lived assets are tested for recoverability whenever events or circumstances indicate that the assets’ carrying values may not be recoverable. We perform our theatre impairment analysis at the individual theatre level, the lowest level of independent, identifiable cash flow. We review all available evidence when assessing long-lived assets for potential impairment, including negative trends in theatre- level cash flow, the impact of competition, the age of the theatre, and alternative uses of the assets. Our evaluation of negative trends in theatre-level cash flow considers seasonality of the business, with significant revenues and cash-flow being generated in the summer and year-end holiday season. Absent any unusual circumstances, we evaluate new theatres for potential impairment only after such theatre has been open and operational for a sufficient period of time to allow its operations to mature.

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value of the asset group is determined primarily by discounting the estimated future cash flow at a rate commensurate with the related risk and giving consideration to market participant assumptions. Significant judgment is required in estimating future cash flows, including significant assumptions regarding future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates.

For the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges of $17.8 million, $36.9 million and $26.2 million, respectively, that were primarily as a result of deterioration in the full-year operating results of 25, 43, and 31 theatres, respectively.

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

For leases classified as operating leases, we record rent expense on a straight-line basis over the lease term in accordance with ASC 840-20 Operating Leases (“ASC 840-20”) beginning with the date that we have access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. In some leases, we funded costs to the benefit of the landlord, which have been recorded as prepaid rent and are amortized over the term of the lease on a straight-line basis.

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

On certain leases we are involved with the construction of the building (typically on land owned by the landlord) and thus are subject to the provisions of ASC 840-40 Sales-Leaseback Transcations (“ASC 840-40”) When we are the deemed owner of the project for accounting purposes, we record the amount of total project costs incurred during the construction period. At completion of the construction project, we evaluate whether the transfer to the landlord/owner meets the requirements of ASC 840-40 for sale-leaseback treatment. If it does not meet such requirements, which is typical, the amounts funded by/received from the landlord are recorded as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and payments for the building portion which is a financing obligation. We then allocate the lease payment for the building portion between a reduction of the financing obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation. In certain leases, the last payment at the end of the lease term is settled by a transfer of the property to the landlord in settlement of the remaining financing obligation. The amount of amortization of the asset and the financing obligation is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value at the end of the lease term, we will recognize a gain at the end of the lease term.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. We regularly assess the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as our earnings history, expected future earnings, carryback and carryforward periods, IRC limitations and tax strategies that could enhance the chances of a realization of a deferred tax asset. When factors indicate that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year that conclusion is made.

Impact of Recently Issued Accounting Standards

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments—Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 820-10-65”). This guidance amended previously issued guidance that pertained to Disclosures about Fair Values of Financial Instruments to require disclosures about fair value of financial instruments in interim financial statements. The guidance is effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The adoption of the guidance did not have a significant impact on our disclosures. Refer to Note 14—Financial Instruments. An entity that elects to early adopt the guidance on Interim Disclosures about Fair Value of Financial Instruments must also early adopt FASB guidance on determining whether a market is not active and a transaction is not distressed and recognition and presentation of other-than temporary impairments. The adoption of the guidance did not have an impact on our consolidated results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our debt is based on a structure that is priced over an index or LIBOR rate option. As of December 31, 2009, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2.5 million on an annual basis. As of December 31, 2009, if our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $500,000 on an annual basis.

On January 27, 2010 we entered into a new $265 million senior secured term loan facility and a new $30 million revolving credit facility and used the proceeds to repay all balances outstanding under our then-existing senior secured credit facilities. We do not believe this refinancing will have a material impact on our exposure to market risk.

We have 36 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $2.2 million over the remaining lives of these leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 1, 2010

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$25,696	$10,867
Restricted cash	403	184
Accounts receivable	5,010	4,032
Inventories	2,551	2,373
Prepaid expenses	6,791	5,768

Total current assets	40,451	23,224

Property and equipment:
Land	54,671	55,615
Buildings and building improvements	274,050	290,395
Leasehold improvements	125,075	127,638
Assets under capital leases	53,787	60,986
Equipment	214,293	219,348
Construction in progress	431	629

Total property and equipment	722,307	754,611
Accumulated depreciation and amortization	(331,728)	(322,805)

Property and equipment, net of accumulated depreciation	390,579	431,806

Assets held for sale	2,249	3,655
Other	19,448	23,386
Intangible assets, net of accumulated amortization	1,251	1,392

Total assets	$453,978	$483,463

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$26,152	$23,995
Accrued expenses	33,376	28,684
Current maturities of long-term debt, capital leases and long-term financing obligations	4,261	4,497

Total current liabilities	63,789	57,176

Long-term liabilities:
Long-term debt, less current maturities	248,171	270,694
Capital leases and long-term financing obligations, less current maturities	116,684	117,059
Other	14,032	13,286

Total long-term liabilities	378,887	401,039

Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,266,372 shares issued and 12,862,963 shares outstanding at December 31, 2009, and 13,230,872 shares issued and 12,828,890 shares outstanding at December 31, 2008	395	394
Treasury stock, 403,409 and 401,982 shares at cost, at December 31, 2009 and 2008, respectively	(10,945)	(10,938)
Paid-in capital	286,903	285,430
Accumulated deficit	(265,051)	(249,638)

Total stockholders’ equity	11,302	25,248

Total liabilities and stockholders’ equity	$453,978	$483,463

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Admissions	$345,742	$312,491	$317,403
Concessions and other	168,973	160,187	164,657

Total operating revenues	514,715	472,678	482,060

Operating costs and expenses:
Film exhibition costs	191,379	171,195	174,837
Concession costs	17,415	17,283	17,163
Other theatre operating costs	210,487	192,760	190,628
General and administrative expenses	16,139	19,358	21,690
Separation agreement charges (Note 17)	5,462	—	—
Depreciation and amortization	34,324	37,552	39,502
Gain on sale of property and equipment	(425)	(1,369)	(1,354)
Impairment of goodwill	—	—	38,240
Impairment of long-lived assets	17,554	36,339	22,757

Total operating costs and expenses	492,335	473,118	503,463

Operating (loss) income	22,380	(440)	(21,403)
Interest expense	33,067	40,719	47,794
Gain on sale of investments	—	(451)	(1,700)

Loss before income tax	(10,687)	(40,708)	(67,497)
Income tax expense (Note 8)	4,359	363	55,903

Loss from continuing operations	(15,046)	(41,071)	(123,400)
Loss from discontinued operations (Note 10)	(367)	(320)	(3,490)

Net loss	$(15,413)	$(41,391)	$(126,890)

Weighted average shares outstanding:
Basic	12,678	12,661	12,599
Diluted	12,678	12,661	12,599

Loss per common share (Basic and Diluted):
Loss from continuing operations	$(1.19)	$(3.24)	$(9.79)
Loss from discontinued operations	(0.03)	(0.03)	(0.28)

Basic and diluted net loss	$(1.22)	$(3.27)	$(10.07)

Dividends declared per share	$—	$0.35	$0.70

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(15,413)	$(41,391)	$(126,890)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	34,404	37,950	40,328
Amortization of debt issuance costs	2,068	2,420	2,410
Impairment of long-lived assets	17,814	36,875	26,222
Impairment of goodwill	—	—	38,240
Deferred income taxes	—	—	55,903
Stock-based compensation	1,473	2,130	2,670
Other	1,451	1,139	1,310
Gain on sale of investments	—	(451)	(1,700)
Gain on sale of property and equipment	(319)	(2,513)	(3,582)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(1,237)	(279)	(140)
Prepaid expenses and other assets	940	(1,075)	515
Accounts payable	3,012	(3,895)	4,696
Accrued expenses and other liabilities	5,660	(5,838)	(2,988)

Net cash provided by operating activities	49,853	25,072	36,994

Cash flows from investing activities:
Purchases of property and equipment	(13,546)	(11,676)	(22,682)
Release (funding) of restricted cash	(219)	41	2,378
Proceeds from sale of investments	—	2,925	1,700
Proceeds from sale of property and equipment	3,256	9,314	8,218

Net cash provided by (used in) investing activities	(10,509)	604	(10,386)

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(22,731)	(28,028)	(18,231)
Repayments of capital lease and long-term financing obligations	(1,682)	(2,011)	(1,344)
Proceeds from long-term financing arrangements	—	—	239
Proceeds from the exercise of stock options	1	—	1,198
Purchase of treasury stock	(7)	(13)	(2,667)
Debt issuance costs	(96)	—	(971)
Dividends paid	—	(6,732)	(8,873)

Net cash used in financing activities	(24,515)	(36,784)	(30,649)

(Decrease) increase in cash and cash equivalents	14,829	(11,108)	(4,041)
Cash and cash equivalents at beginning of year	10,867	21,975	26,016

Cash and cash equivalents at end of year	$25,696	$10,867	$21,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$30,062	$40,812	$45,322
Income taxes	$300	$—	$—

Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$—	$491	$—
Dividends declared not yet paid	$—	$—	$2,244
Non-cash proceeds from sale of property	$—	$750	$—
Non-cash purchase of property and equipment	$7	$858	$1,156

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2007	12,744	$383	(281)	$(8,258)	$292,870	$(81,357)	$203,638
Stock issuance	479	11	—	—	1,187	—	1,198
Net loss	—	—	—	—	—	(126,890)	(126,890)
Purchase of treasury stock	—	—	(120)	(2,667)	—	—	(2,667)
Dividends declared	—	—	—	—	(8,939)	—	(8,939)
Stock-based compensation	—	—	—	—	2,670	—	2,670

Balance at December 31, 2007	13,223	394	(401)	(10,925)	287,788	(208,247)	69,010
Stock issuance	8	—	—	—	—	—	—
Net loss	—	—	—	—	—	(41,391)	(41,391)
Purchase of treasury stock	—	—	(1)	(13)	—	—	(13)
Dividends declared	—	—	—	—	(4,488)	—	(4,488)
Stock-based compensation	—	—	—	—	2,130	—	2,130

Balance at December 31, 2008	13,231	394	(402)	(10,938)	285,430	(249,638)	25,248
Stock issuance	35	1	—	—	—	—	1
Net loss	—	—	—	—	—	(15,413)	(15,413)
Purchase of treasury stock	—	—	(1)	(7)	—	—	(7)
Dividends declared	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,473	—	1,473

Balance at December 31, 2009	13,266	$395	(403)	$(10,945)	$286,903	$(265,051)	$11,302

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008, AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 244 theatres in 35 states. Of the Company’s 244 theatres, 224 show films on a first-run basis and 20 are discount theatres. The Company targets small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company operates motion picture theatres which generate revenues principally through admissions and concessions sales.

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

Concentration of Risk

During 2009, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

Revenue Recognition

Admissions and concessions revenue is recognized at the point of sale for tickets and concessions. Sales taxes collected from customers are excluded from revenue and are recorded in accrued expenses in the accompanying consolidated balance sheets.

The Company records proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognizes admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. The Company recognizes revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration of the cards or when redemption becomes unlikely. The Company’s conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $2,509, $3,306 and $1,627 in 2009, 2008 and 2007, respectively.

Film Exhibition Costs

Film exhibition costs vary according to box office admissions and are accrued based on the Company’s terms and agreements with movie distributors. The agreements usually provide for a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks. If firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between the Company and the movie studios are completed three to four weeks after the movie’s run and have not historically resulted in significant adjustments to amounts previously recorded.

Comprehensive Income

The Company has no other comprehensive income items.

Segment Reporting

The Company’s chief operating decision maker currently manages the business as one operating segment. The Company’s measure of segment profit is consolidated operating income (loss).

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $1,866 and $1,071 at December 31, 2009 and 2008, respectively.

Restricted Cash

Certain balances collected and due to third parties are classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts owed from companies that operate under national contracts with the Company and are stated at their estimated collectible amounts, primarily vendor rebates and amounts due from advertisers. We have determined that no allowance for doubtful accounts is required as of December 31, 2009 and 2008 based on historical experience that payment is received in full.

Inventories

Inventories consist principally of concessions and theatre supplies and are stated at the lower of cost (first-in, first-out method) or market.

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

Depreciation expense for continuing operations for the years ended December 31, 2009, 2008 and 2007 was $34,324, $37,552 and $39,502, respectively.

Included in buildings and building improvements are assets subject to financing leases with costs of $87,287 and $109,399 at December 31, 2009 and 2008, respectively, and accumulated depreciation of $24,194 and $25,405, respectively.

The Company capitalized interest of $0, $0 and $252 for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with the construction of new theatres or additions to existing theatres.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset.

Assets Held for Sale

Assets identified for disposition are classified as assets held for sale, no longer subject to depreciation, and reported at the lower of their carrying amount or fair value less costs to sell. At December 31, 2009, the asset classifications that comprise “Assets held for Sale” include the carrying value of land of $1,093, building and building improvements of $1,041, and equipment of $115. Based on independent appraisals, the fair value of the assets less costs to sell exceeds the current carrying value of the assets held for sale. At December 31, 2008, the asset classifications that comprise “Assets held for Sale” include the carrying value of land of $1,928, building and building improvements of $1,398, and equipment of $329.

Fair Value Measurements

The methods and assumptions used to estimate fair value are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt, excluding capital leases and financing obligations:

The fair value of the Senior Secured Credit Facilities is estimated based on quoted market prices on the date of measurement.

Long-Lived Assets

The fair value of theatre assets that are determined to be impaired are based primarily on discounted cash flows, using market participant assumptions. Significant judgment is involved in estimating cash flows and fair value, and significant assumptions include attendance levels, admissions and concessions pricing, and the weighted average cost of capital. Management’s estimates are based on historical and projected operating performance.

Impairment of Long-Lived Assets

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

For the years ended December 31, 2009, 2008 and 2007, the Company recorded impairment charges of $17,814, $36,875 and $26,223, respectively, that were primarily as a result of deterioration in the full-year operating results of 25, 43, and 31 theatres, respectively.

Discontinued Operations

The results of operations for theatres that have been disposed of or classified as held for sale are eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s consolidated statements of operations. Theatres are reported as discontinued when the Company no longer has continuing involvement in the theatre operations and the cash flows have been eliminated, which generally occurs when the Company no longer has operations in a given market. See Note 10—Discontinued Operations.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, limitations imposed by The Internal Revenue Code, and tax strategies. When the indications are that realization is unlikely, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made. See Note 8—Income Taxes.

The accounting for uncertainty in income taxes currently prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $5,663, $6,427 and $6,474 in 2009, 2008 and 2007, respectively.

Stock Based Compensation

Compensation expense for all stock-based compensation benefits is recognized over the requisite service period at the estimated fair value of the award at grant date. See Note 9 for a description of the Company’s stock plans and related disclosures.

Leases

The Company operates most of its theatres under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years, and classifies these as operating, capital or financing based on an assessment at lease inception and when a modification is made to a lease. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance, repairs and some of these leases provide for escalating payments over the lease period. The Company, at its option, can renew most of its leases at defined or then fair rental rates over varying periods. The Company generally does not consider the exercise of the renewal options as reasonably assured at lease inception for purposes of evaluating lease classification.

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

For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term, beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. The portion of our deferred rent liability that will be amortized to rent expense beyond one year is classified in other long-term liabilities. In some leases, the Company funded costs to the benefit of the landlord, which have been recorded as prepaid rent and amortized over the term of the lease on a straight-line basis.

For leases that are classified as capital leases, the property is recorded as a capital lease asset and a corresponding amount is recorded as a capital lease obligation in an amount equal to the lesser of the present value of minimum lease payments to be made over the lease life or the fair value of the property being leased. The Company amortizes its capital lease assets on a straight-line basis over the lesser of the lease term or the economic life of the property. The Company allocates each minimum lease payment between a reduction of the lease obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation.

On certain leases the Company is involved with the construction of the building (typically on land owned by the landlord). When the Company is the deemed owner of the project for accounting purposes, the Company records the amount of total project costs incurred during the construction period. At completion of the construction project, the Company evaluates whether the transfer to the landlord/owner meets the requirements for sale-leaseback treatment. If it does not meet such requirements, which is typical, the Company records amounts funded by or received from the landlord as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and payments for the building portion which is a financing obligation. The Company then allocates the lease payment for the building portion between a reduction of the financing obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation.

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

New Senior Secured Term Loan Facility

On January 27, 2010, the Company entered into a new $265,000 senior secured term loan facility with an interest rate of LIBOR plus a margin of 3.5% (subject to a floor of 2.0%), or the base rate plus a margin of 2.5% (subject to a floor of 3.0%), as the Company may elect.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 825-10-65, Financial Instruments—Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim financial statements, which is effective for interim periods ending after September 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. Refer to Note 14—Financial Instruments. An entity that elects to early adopt this provision must also early adopt other guidance that pertains to determining whether a market is not active and a transaction is not distressed and the recognition and presentation of other-than temporary impairments. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations or financial position.

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

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

The Company recorded impairment charges of $17,814, $36,875, and $26,222, for the years ended December 31, 2009, 2008, and 2007, respectively, a portion of which was recorded in discontinued operations. These fair value estimates are considered Level 3 estimates. The estimated aggregate fair value of the long-lived assets impaired during the year ended December 31, 2009 was approximately $6,430.

	Years ended December 31,
	2009	2008	2007
Continuing Operations:
Theatre properties	$16,595	$32,122	$22,017
Equipment	959	4,217	740

Impairment of long-lived assets	$17,554	$36,339	$22,757

Discontinued Operations:
Theatre properties	$260	$536	$3,466
Equipment	—	—	—

Impairment of long-lived assets	$260	$536	$3,466

For 2009, impairment charges affected 25 theatres with 248 screens, and were primarily the result of (1) deterioration in the full-year operating results of 22 theatres, resulting in $16,216 in impairment charges using valuation inputs as of November 30, 2009; (2) the decline in fair market value of one owned theatre, resulting in $379 in impairment charges using valuation inputs as of December 31, 2009; (3) a decrease in the net realizable value of excess 35 millimeter projectors, resulting in a charge of $762; and (4) excess seat and equipment inventory from our theatre closures, resulting in a charge of $197.

For 2008, impairment charges affected 43 theatres with 379 screens, and were primarily the result of (1) deterioration in the full-year operating results of 33 theatres, resulting in $32,073 in impairment charges; (2) the pending sale of one closed theatre with a contract price less than carrying value, resulting in $49 in impairment charges; (3) a decrease in the net realizable value of excess 35 millimeter projectors, resulting in a charge of $2,085; and (4) excess seat and equipment inventory from our theatre closures, resulting in a charge of $2,132.

For 2007, impairment charges affected 31 theatres with 225 screens and were primarily the result of (1) deterioration in the full-year operating results of 25 of these theatres, resulting in $18,905 in impairment charges; (2) a fourth quarter decision to market one parcel of land and close six owned theatres and sell the related assets, resulting in $3,112 in impairment charges; and (3) excess 35 millimeter projectors as a result of the completion of our digital projection installation, resulting in charges of $740.

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

At December 31, 2009 and 2008, the Company has recorded the value of certain lease intangibles and trade names as follows:

	December 31,
	2009	2008
Lease related intangibles	$1,862	$1,862
Trade names	500	500

Gross carrying value of intangible assets subject to amortization	2,362	2,362
Less accumulated amortization	1,111	970

Net carrying value	$1,251	$1,392

Amortization of such intangible assets was $142, $136, and $114, for the years ended December 31, 2009, 2008 and 2007, respectively. Accumulated amortization of such intangible assets was $ 1,111 and $970 as of December 31, 2009 and 2008, respectively.

Amortization expense of intangible assets for fiscal years 2010 through 2014 and thereafter is estimated to be approximately $149, $122, $112, $108, $104 and $656, respectively, with a remaining weighted average useful life of 7 years.

NOTE 5—OTHER ASSETS

At December 31, 2009 and 2008, other assets are as follows:

	December 31,
	2009	2008
Prepaid rent	$4,542	$4,966
Debt issuance costs, net of amortization	2,734	4,712
Deposits and insurance binders	4,480	4,483
Note receivable	750	750
Other	6,942	8,475

	$19,448	$23,386

Note receivable is a three-year note that resulted from the sale of a theatre property in July 2008 that bears interest at 7% and is secured by a second mortgage on the property.

NOTE 6—DEBT

Former Term Loan Facilities

Debt consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Term loan	$139,634	$161,213
Delayed draw term loan credit agreement	111,152	112,303

	250,786	273,516
Current maturities	(2,614)	(2,822)

	$248,172	$270,694

In 2005, the Company entered into a credit agreement that provided for senior secured credit facilities in the aggregate principal amount of $405,000 consisting of:

•	a $170,000 seven year term loan facility maturing in May 2012;

•	a $185,000 seven year delayed-draw term loan facility maturing in May 2012; and

•	a $50,000 five year revolving credit facility available for general corporate purposes maturing in May 2010 for which no amounts were outstanding as of December 31, 2009 or December 31, 2008.

The Company was required to make principal repayments of the term loans in the amount of $653 on the last day of each calendar quarter. Beginning on September 30, 2011 this repayment amount would have increased to $61,716, due on each of September 30, 2011, December 31, 2011, March 31, 2012 and May 19, 2012 and reduced pro-rata based on any debt prepayments. Any amounts that would have been outstanding under the revolving credit facility would have been due and payable on May 19, 2010.

The interest rate for borrowings under the credit agreement, as amended, was set to a margin above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on the Company’s corporate consolidated leverage ratio as defined in the credit agreement, with the margin ranging from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. At December 31, 2009 and 2008, the average interest rate was 4.07% and 5.80%, respectively.

The credit agreement required that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales and dispositions, other than a sales-leaseback transaction, and issuances of certain debt, (2) 85% of the net cash proceeds from sales-leaseback transactions, (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (4) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.

The senior secured credit facilities contained covenants which, among other things, restricted the Company’s ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than to the Company;

•	incur additional indebtedness;

•	create liens on their assets;

•	make certain investments;

•	sell or otherwise dispose of their assets;

•	consolidate, merge or otherwise transfer all or any substantial part of their assets; and

•	enter into transactions with their affiliates.

The senior secured credit facilities also contained financial covenants measured quarterly that required the Company to maintain specified ratios of funded debt to adjusted EBITDA (the “leverage ratio”) and adjusted EBITDA to interest expense (the “interest coverage ratio”).

The senior secured credit agreement placed certain restrictions on the Company ability to make capital expenditures.

As of December 31, 2009, the Company was in compliance with all of the financial covenants in its credit agreement.

The senior secured credit facilities were guaranteed by each of the Company’s subsidiaries and secured by a perfected first priority security interest in substantially all of its present and future assets.

New Senior Secured Term Loan Facility and Revolving Credit Facility

On January 27, 2010, the Company entered into a new $265,000 senior secured term loan facility with an interest rate of LIBOR plus a margin of 3.5% (subject to a floor of 2.0%), or the base rate plus a margin of 2.5% (subject to a floor of 3.0%), as the Company may elect. The term loan borrowings are to be repaid in 23 consecutive quarterly installments, each in the amount of $663, with a balance of $249,763 due at final maturity on January 27, 2016. The proceeds were primarily used to repay the Company’s $170,000 seven year term loan that was due in May 2012 with an outstanding balance of $139,600 and its $185,000 seven year delayed-draw term loan facility that was due in May 2012 with an outstanding balance of $111,150. The Company will record a loss on early retirement of debt of approximately $2,700 during the three months ended March 31, 2010, which includes the write-off of unamortized debt issuance costs.

On January 27, 2010, the Company also entered into a new $30,000 revolving credit facility with an interest rate of LIBOR plus a margin of 4.0% (subject to a floor of 2.0%), or base rate plus a margin 3.0% (subject to a 3.0% floor), as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the new revolving credit facility. The commitment fee rate is initially 0.75% per annum, and is also subject to adjustment thereafter based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. The final maturity date of the new revolving credit facility is January 27, 2013.

The new senior secured term loan facility also contains financial covenants that require the Company to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) of no more than 4.75, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense (“EBITDAR ratio”) of no more than 7.15.

Within 90 days of the closing date of January 27, 2010, the Company is required as part of the new senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

Debt Maturities

The Company’s new senior secured term loan facility long-term debt obligations are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
Senior secured term loan	$2,650	$2,650	$2,650	$2,650	$2,650	251,750	$265,000

NOTE 7—ACCRUED EXPENSES

At December 31, 2009 and 2008, accrued expenses consisted of the following:

	December 31,
	2009	2008
Deferred revenues	$7,722	$9,696
Accrued rents	3,197	2,548
Property taxes	6,669	6,539
Accrued interest	1,104	1,331
Accrued salaries	3,862	2,974
Sales taxes	3,521	2,382
Income taxes	3,835	—
Other accruals	3,467	3,214

	$33,376	$28,684

NOTE 8—INCOME TAXES

Income tax expense from continuing operations is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$3,605	$—	$—
State	754	363	—

Deferred:
Federal	—	—	52,176
State	—	—	3,727

Total income tax expense	$4,359	$363	$55,903

The consolidated income tax expense was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year Ended December 31,
	2009	2008	2007
Pre-tax loss from continuing operations	$(10,687)	$(40,708)	$(67,497)

Federal tax (benefit) expense, at statutory rates	(3,740)	(14,422)	(24,533)
State tax (benefit) expense, net of federal tax effects	(364)	(1,174)	(1,753)
Non-deductible executive compensation	—	—	129
Non-deductible goodwill impairment	—	—	5,841
Other	45	(31)	(71)
Reduction in gross deferred tax assets due to IRC Section 382 limitations	1,693	33,653	4,936
Increase (decrease) in valuation allowance	6,725	(17,663)	71,354

Total tax expense (benefit) from continuing operations	$4,359	$363	$55,903

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
Net operating loss carryforwards	$7,242	7,394
Alternative minimum tax credit carryforwards	760	760
Tax basis of property, equipment and other assets over book basis	46,113	40,030
Deferred compensation	849	939
Deferred rent	5,627	5,298
Compensation accruals	2,575	2,021
Other	—	—
Valuation allowance	(63,166)	(56,442)

Net deferred tax asset	$—	—

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

The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating carryforwards during the five year recognition period. The amount of RBILs limited was $6.0 million in 2009, which contributed to the current income tax expense. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $18.9 million, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life.

Valuation Allowance

At December 31, 2009 and December 31, 2008, the Company’s consolidated net deferred tax assets, net of IRC Section 382 limitations, were $63,166 and $56,442, respectively, before the effects of any valuation allowance. The Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, IRC limitations and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

A significant factor in the Company’s assessment of the recoverability of its deferred tax asset is its history of cumulative losses. During 2007, the Company concluded that the recoverability of the deferred tax assets was uncertain based upon cumulative losses in that year and the preceding two years and recorded at that time a valuation allowance to fully reserve its deferred tax assets. The valuation allowance increased during 2009 primarily due to the tax effect of impairment losses not deductible in the current period for tax purposes, which served to increase the gross deferred tax assets. The valuation allowance decreased during 2008 as a result of the limitations imposed by Section 382 on the Company’s net operating loss carryforwards and the related decrease in our deferred tax assets.

Income Tax Uncertainties

The tax benefit of the Company’s uncertain tax positions is reflected in its net operating loss carryforwards which have been significantly limited by IRC Section 382. As a result of the fourth quarter 2008 ownership change, the Company decreased its gross unrecognized tax benefits by $3,037 to reflect the de-recognition of tax positions resulting from the Section 382 limitations.

As of December 31, 2009, there are no tax positions the disallowance of which would significantly affect the Company’s annual effective income tax rate.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1998.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. Due to its net operating loss carryforward position, the Company recognized no interest and penalties at December 31, 2009 and December 31, 2008.

NOTE 9—STOCKHOLDERS’ EQUITY

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2009, there were 649,250 shares available for future grants under the 2004 Incentive Stock Plan.

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

The Company also issues restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee.

The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company’s total stock-based compensation expense was approximately $1,473, $2,130 and $2,670 in 2009, 2008 and 2007, respectively. These amounts were recorded in general and administrative expenses. As of December 31, 2009, the Company had approximately $1,953 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 2.1 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options—Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The stock options shall automatically vest equally over a three-year period dependent that the employee remains continuously employed through the vesting date, except for options granted to members of the Board of Directors that vest immediately upon issuance. The stock options expire 10 years after the grant date.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during 2009 and 2007 (no options were granted during 2008):

	2009	2007
Weighted average fair value of options on grant date	$5.23	$5.50
Expected life (years)	6.0	6.0
Risk-free interest rate	2.7%	4.7%
Expected dividend yield	—%	2.70%
Expected volatility	68.4%	34.0%

The following table sets forth the summary of option activity for stock options with service vesting conditions for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	165,000	$29.65
Granted	410,000	$8.32		33
Exercised	—	$—
Forfeited	(25,000)	$10.82

Outstanding at December 31, 2009	550,000	$14.60	7.77	$33

Exercisable on December 31, 2009	170,000	$28.43	3.98	$33

Expected to vest at December 31, 2009	380,000	$8.32	9.47	$—

The intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $230, respectively. The fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $33, $0, and $0, respectively.

Options—Market Condition Vesting

In April 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 2007 stock option grants are aligned with market performance, as one-third of these stock options each will vest when the Company achieves an increase in the trading price of its common stock equal to 25%, 30% and 35%, respectively. The stock option grants expire 10 years from date of issuance. The Company determined the aggregate grant date fair value of these stock options to be approximately $1,430. The fair value of these options was estimated on the date of grant using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested.

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	260,000	$25.95	8.29
Granted	—	—
Forfeited	(70,000)

Outstanding at December 31, 2009	190,000	$25.95	7.29	$—

Exercisable at December 31, 2009	—	$—	—	$—

Expected to vest at December 31, 2009	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	160,668	$24.45
Granted	65,000	$8.31
Vested	(16,668)	$11.48
Forfeited	(29,500)	$25.95

Nonvested at December 31, 2009	179,500	$19.56

NOTE 10—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2009, 2008 and 2007, the Company closed eleven, seventeen and twenty-eight theatres, respectively. Of those closures, in 2009, 2008 and 2007, the Company classified three, eleven, and twenty theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations. There was no tax expense or benefit allocated to discontinued operations for 2008 and 2007 because the Company had a loss from continuing and discontinued operations in those periods and a full tax valuation allowance.

All activity from prior years included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the years ended December 31, 2009, 2008, and 2007:

	For the year ended December 31,
	2009	2008	2007
Revenue from discontinued operations	$457	$4,142	11,079

Operating loss before income taxes	$(491)	$(1,464)	$(5,718)
Income tax benefit for discontinued operations	$189	$—	$—
Gain (loss) on disposal, before taxes	$(106)	$1,144	$2,228
Income tax benefit on disposal	$41	$—	$—

Loss from discontinued operations	$(367)	$(320)	$(3,490)

NOTE 11—BENEFIT PLANS

The Company maintains a funded non-qualified deferred compensation program for its senior executives pursuant to which it pays additional compensation equal to 10% of the senior executive’s annual compensation. The Company directs this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. The Company also pays certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that are determined at management’s discretion. Aggregate contributions to all such accounts in cash amounted to $480, $562 and $1,365 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2009, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2010	$44,394	$6,355	10,374
2011	41,541	6,248	11,243
2012	39,641	5,993	11,409
2013	38,313	6,067	11,741
2014	37,458	5,963	11,553
Thereafter	239,035	37,848	192,031

Total minimum lease payments	$440,382	68,474	248,351

Less interest on capital and financing obligations		(37,083)	(161,411)

Present value of future minimum lease payments		31,391	86,940
Less current maturities		(1,532)	(115)

Long-term obligations		$29,859	86,825

Rent expense on operating leases was approximately $47,462, $43,647 and $45,094 for 2009, 2008 and 2007, respectively. Included in such amounts are approximately $1,597, $1,085 and $1,236 in contingent rental expense for 2009, 2008 and 2007, respectively. Interest expense includes $1,452, $1,274 and $1,366 for 2009, 2008 and 2007, respectively, related to contingent rent on capital leases and financing obligations.

Self Insurance – General Liability and Workers Compensation Insurance

The Company maintains a deductible of $150 per claim on its general liability insurance policy and a deductible of $300 per claim on its workers compensation insurance policy. The Company uses historical data and actuarial estimates to estimate the cost of claims incurred that are not covered by the insurance policies as of the balance sheet date. The Company recorded a liability of $1,404, $1,505 and $1,733 at December 31, 2009, 2008, and 2007, respectively.

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

NOTE 14—FINANCIAL INSTRUMENTS

The fair value of the Senior Secured Credit Facilities described in Note 6—“Debt” which consists of the Term Loan Facility, Delayed-Draw Term Loan Facility, and the Revolving Facility, is estimated based on quoted market prices at the date of measurement.

	Years ended December 31,
	2009	2008
Carrying amount	$250,785	$273,516
Fair value	$242,885	$211,975

NOTE 15—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, for the years ended December 31, 2009, 2008, and 2007, common stock equivalents of 11, 0, and 41 respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

	Years ended December 31,
	2009	2008	2007
Weighted average shares outstanding	12,852	12,826	12,709
Less: restricted stock issued	(174)	(165)	(110)

Basic divisor	12,678	12,661	12,599
Dilutive Shares:
Stock Options	—	—	—

Diluted divisor	12,678	12,661	12,599

Net loss per share:
Basic and Diluted	$(1.22)	$(3.27)	$(10.07)

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2009 and 2008. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly income (loss) per share may not agree to the total for the year.

	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)	4th Quarter (2)	Total
Year ended December 31, 2009
Total revenues from continuing operations	$121,802	$133,104	$122,372	$137,436	$514,714
Operating income (loss) from continuing operations	5,329	11,739	(12,912)	18,225	22,380
Net income (loss)	$(3,997)	$2,826	$(20,655)	$6,070	$(15,756)
Net loss per common share:
Basic	$(0.32)	$0.22	$(1.63)	$0.48	$(1.24)
Diluted	$(0.32)	$0.22	$(1.63)	$0.48	$(1.24)

	1st Quarter (1)	2nd Quarter (1)(3)	3rd Quarter (1)	4th Quarter (2)	Total
Year ended December 31, 2008
Total revenues from continuing operations	$116,138	$117,318	$122,238	$116,984	$472,678
Operating income (loss) from continuing operations	6,424	8,464	9,707	(25,036)	(441)
Net loss	$(4,338)	$(2,219)	$(203)	$(34,631)	$(41,391)
Net income (loss) per common share:
Basic	$(0.34)	$(0.18)	$(0.02)	$(2.73)	$(3.27)
Diluted	$(0.34)	$(0.18)	$(0.02)	$(2.73)	$(3.27)

(1)	In connection with reporting for discontinued operations the Company has reclassified the quarterly results.

(2)	In connection with the asset impairment evaluations, the Company recognized additional impairment charges attributable to underperforming assets in the third quarter 2009 and fourth quarter of 2008 (see Note 3 for additional information).
(3)	In connection with the separation agreement with the former Chief Executive Officer and other former employees, the Company recognized charges in the first quarter of 2009.

NOTE 17—SEPARATION AGREEMENT CHARGES

In January 2009, the Company’s former Chairman, Chief Executive Officer and President, Michael W. Patrick, ceased employment with the Company. In February 2009, the Company and Mr. Patrick entered into a separation agreement and general release (the “Separation Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Separation Agreement, the Company made a lump sum payment to Mr. Patrick of $5,000 in July 2009 and paid all of Mr. Patrick’s club membership dues through 2009. Mr. Patrick will continue to receive medical benefits and group life insurance coverage until January 2012. Should Mr. Patrick die on or before January 31, 2012, the Company will pay the sum of $850 to Mr. Patrick’s surviving spouse or other designated beneficiary. The consideration payable to Mr. Patrick under the Separation Agreement was based on the terms of his employment agreement and the other agreements contained in the Separation Agreement, including its mutual release, non-compete and standstill provisions. The Company recorded charges of $5,462, including legal and related costs, in its results of operations for the year ended December 31, 2009 for the estimated costs associated with the separation agreement.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2009 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitation on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s consolidated financial statements as of and for the year ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Atlanta, Georgia

March 1, 2010

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders (“2010 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2010 Proxy Statement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in the 2010 Proxy Statement.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors—Audit Committee” in the section entitled “Corporate Governance” in our 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Compensation Plans” contained in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2010 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

Exhibit Number	Description
2.3	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation (filed as Exhibit 2.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed January 22, 2009 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.3	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.4	Third Amendment, dated as of May 9, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.5	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

10.8	Seventh Amendment, dated as of July 27, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference).

10.9	Eighth Amendment, dated as of October 17, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 22, 2007 and incorporated herein by reference).

10.10	Credit Agreement, dated as of January 27, 2010, by and among Carmike Cinemas, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Macquarie Capital (USA) Inc., as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 27, 2010 and incorporated herein by reference).

10.11	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

Exhibit Number	Description
10.12	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.13*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.14*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.15*	Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement (filed as Exhibit 10.12 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.16*	Non-Employee Director Compensation Package (filed as Exhibit 99.3 to Carmike’s Current Report on Form 8-K filed March 28, 2005 and incorporated herein by reference).

10.17*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.18*	Amendment No. 1 to Employment Agreement, between Carmike Cinemas, Inc. and Michael W. Patrick, dated as of December 31, 2009 (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19*	Separation Agreement and General Release, dated February 12, 2009, by and between Michael W. Patrick and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Form 8-K filed on February 13, 2009 and incorporated herein by reference).

10.20*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.21*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.22*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.23*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.24*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

10.25*	Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.26*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.27*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.28*	Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.29*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.30*	Restricted Stock Grant Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.31*	Stock Option Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.4 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.32*	Employment Agreement by and between Carmike Cinemas, Inc. and S. David Passman III, dated June 4, 2009 (filed as Exhibit 10.1 to Carmike’s current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference).

10.33*	Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.29 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.34*	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.35*	Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.36+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.37	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.38*	Release and Consulting Services Agreement, dated as of March 31, 2006, by and between Carmike Cinemas, Inc. and Martin A. Durant (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 15, 2006 and incorporated herein by reference).

10.39*	Release and Consulting Services Agreement, dated as of June 15, 2007, by and between Anthony J. Rhead and Carmike Cinemas, Inc. (filed as Exhibit 10.5 to Carmike’s Quarterly Report on Form 10-Q filed August 7, 2007 and incorporated herein by reference).

10.40	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.41	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.42	Indemnification Agreement, effective as of November 11, 2005, by and between Carmike Cinemas, Inc. and James J. Gaffney (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.43	Indemnification Agreement, dated as of October 20, 2006, between Carmike Cinemas, Inc. and Kevin D. Katari (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 25, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.44*	2006 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.45*	2006 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed August 21, 2006 and incorporated herein by reference).

10.46*	2007 Base Salaries for Named Executive Officers (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.47*	2007 Cash Bonus Targets for Named Executive Officers (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference).

10.48*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

10.49*	Amendment No. 1 to Carmike Cinemas, Inc. Annual Executive Bonus Program, effective January 1, 2009 (filed as Exhibit 10.45 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 15 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Earnings Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment has been granted for certain portions of this document under Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the SEC.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 1, 2010	By:	/s/ S. DAVID PASSMAN
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/S/ S. DAVID PASSMAN III S. David Passman III	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ FRED W. VAN NOY Fred W. Van Noy	Senior Vice President, Chief Operating Officer and Director

/S/ RICHARD B. HARE Richard B. Hare	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

/S/ PAUL G. REITZ Paul G. Reitz	Assistant Vice President—Chief Accounting Officer (Principal Accounting Officer)

/S/ JEFFREY W. BERKMAN Jeffrey W. Berkman	Director

/S/ JAMES A. FLEMING James A. Flemig	Director

/S/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/S/ ROLAND C. SMITH Roland C. Smith	Chairman of the Board of Directors

/S/ PATRICIA A. WILSON Patricia A. Wilson	Director