Form 10-Q
period 2010-03-31
CARMIKE CINEMAS INC
filed 2010-05-03
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,909,463 shares outstanding as of April 20, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,338	$25,696
Restricted cash	85	403
Accounts receivable	4,651	5,010
Inventories	2,504	2,551
Prepaid expenses	7,046	6,791

Total current assets	27,624	40,451

Property and equipment:
Land	54,596	54,671
Buildings and building improvements	273,669	274,050
Leasehold improvements	124,470	125,075
Assets under capital leases	53,559	53,787
Equipment	214,463	214,293
Construction in progress	682	431

Total property and equipment	721,439	722,307
Accumulated depreciation and amortization	(337,381)	(331,728)

Property and equipment, net of accumulated depreciation	384,058	390,579

Assets held for sale	2,249	2,249
Intangible assets, net of accumulated amortization	1,213	1,251
Other assets	26,403	19,448

Total assets	$441,547	$453,978

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$25,378	$26,152
Accrued expenses	25,805	33,376
Current maturities of long-term debt, capital leases and long-term financing obligations	4,255	4,261

Total current liabilities	55,438	63,789

Long-term liabilities:
Long-term debt, less current maturities	246,838	248,171
Capital leases and long-term financing obligations, less current maturities	116,520	116,684
Other	14,215	14,032

Total long-term liabilities	377,573	378,887

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,312,872 shares issued and 12,909,463 shares outstanding at March 31, 2010, and 13,266,372 shares issued and 12,862,963 shares outstanding at December 31, 2009	395	395
Treasury stock, 403,409 shares at cost	(10,945)	(10,945)
Paid-in capital	287,587	286,903
Accumulated deficit	(268,501)	(265,051)

Total stockholders’ equity	8,536	11,302

Total liabilities and stockholders’ equity	$441,547	$453,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$82,256	$81,202
Concessions and other	41,920	40,601

Total operating revenues	124,176	121,803
Operating costs and expenses:
Film exhibition costs	46,301	43,768
Concession costs	4,165	3,827
Other theatre operating costs	53,868	50,746
General and administrative expenses	4,809	4,058
Separation agreement charges	—	5,462
Depreciation and amortization	8,068	8,659
(Gain) loss on sale of property and equipment	27	(119)
Impairment of long-lived assets	487	—

Total operating costs and expenses	117,725	116,402

Operating income	6,451	5,401
Interest expense	8,888	9,016
Loss on extinguishment of debt	2,561	—

Loss from continuing operations before income tax	(4,998)	(3,615)
Income tax benefit	(1,583)	—

Loss from continuing operations	(3,415)	(3,615)
Loss from discontinued operations (Note 6)	(35)	(310)

Net loss available for common stockholders	$(3,450)	$(3,924)

Weighted average shares outstanding:
Basic	12,683	12,668
Diluted	12,683	12,668

Net loss per common share (Basic and Diluted):
Loss from continuing operations	$(0.27)	$(0.29)
Loss from discontinued operations, net of tax	—	(0.02)

Net loss per common share	$(0.27)	$(0.31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,450)	$(3,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,081	8,699
Amortization of debt issuance costs	804	551
Impairment of long-lived assets	487	—
Write-off unamortized debt issuance costs related to the extinguishment of debt	2,561	—
Stock-based compensation	684	133
Other	386	632
(Gain) loss on sale of property and equipment	27	(119)
Changes in operating assets and liabilities:
Accounts receivable and inventories	407	995
Prepaid expenses and other assets	858	209
Accounts payable	(947)	(2,907)
Accrued expenses and other liabilities	(7,400)	4,559

Net cash provided by operating activities	2,498	8,828

Cash flows from investing activities:
Purchases of property and equipment	(2,017)	(3,478)
Release of restricted cash	318	124
Proceeds from sale of property and equipment	107	441

Net cash used in investing activities	(1,592)	(2,913)

Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	262,350	—
Repayments of long-term debt	(266,447)	(5,706)
Repayments of capital lease and long-term financing obligations	(384)	(407)
Debt issuance costs	(8,783)	—
Purchase of treasury stock	—	(2)

Net cash used in financing activities	(13,264)	(6,115)

Decrease in cash and cash equivalents	(12,358)	(200)
Cash and cash equivalents at beginning of period	25,696	10,867

Cash and cash equivalents at end of period	$13,338	$10,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$8,845	$7,278
Income taxes	$3,639	$300

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$174	$727

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2010 and 2009

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first three months of 2010. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets for potential impairment on a quarterly basis when events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events include, but are not limited to, the entrance of new competition into the market, decisions to close a theatre, or a significant decrease in the operating performance of the long-lived asset. For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is primarily estimated using the discounted future cash flow of the assets with consideration of other valuation techniques and using assumptions consistent with those used by market participants.

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

Recent Accounting Pronouncements

In January 2010, FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning Jan 1, 2010. The adoption did not have an impact on the Company’s consolidated financial position or results of operations.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are tested for recoverability whenever events or circumstances indicate that the assets’ carrying values may not be recoverable. The Company performs its impairment analysis at the individual theatre-level, the lowest level of independent, identifiable cash flow. Management reviews all available evidence when assessing long-lived assets for impairment, including negative trends in theatre-level cash flow, the impact of competition, the age of the theatre, and alternative uses of the assets. The Company’s evaluation of negative trends in theatre-level cash flow considers the seasonality of the business, with significant revenues and cash flow generated in the summer and year-end holiday season. Absent any unusual circumstances, management evaluates new theatres for potential impairment only after a theatre has been open and operational for a sufficient period of time to allow its operations to mature.

For the three months ended March 31, 2010, impairment charges aggregated $487, affected six theatres with 40 screens, and were primarily the result of deterioration in the full-year operating results of these theatres.

These fair value estimates are considered Level 3 estimates and were derived from discounting estimated future cash flows. The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2010 was approximately $707. No impairment charges were recorded during the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009
Continuing Operations:
Theatre properties	$487	$—
Equipment	—	—

Impairment of long-lived assets	$487	$—

Discontinued Operations:
Theatre properties	$—	$—
Equipment	—	—

Impairment of long-lived assets	$—	$—

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	March 31, 2010	December 31, 2009
Term loan	$249,338	$139,634
Delayed draw term loan credit agreement	—	111,152

	249,338	250,786
Current maturities	(2,500)	(2,615)

	$246,838	$248,171

In January 2010, the Company entered into a $265,000 senior secured term loan facility with an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 3.5%, or the base rate plus a margin of 2.5% (subject to a floor of 3.0%), as the Company may elect. The proceeds were used to repay the Company’s $170,000 seven year term loan that was due in May 2012 with a then outstanding balance of $139,600 and the $185,000 seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111,150. The Company recorded a loss on extinguishment of debt of $2,561 during the three months ended March 31, 2010, for the write-off of unamortized debt issuance costs. The Company is currently required to make 22 consecutive principal repayments of the senior secured term loan borrowings in the amount of $625 on the last day of each calendar quarter, with a balance of $235,590 due at final maturity on January 27, 2016. At March 31, 2010, and 2009, the average interest rate was 5.50% and 5.80%, respectively.

In January 2010, the Company also entered into a new $30,000 revolving credit facility with an interest rate of LIBOR plus a margin of 4.0% (subject to a floor of 2.0%), or base rate plus a margin 3.0% (subject to a 3.0% floor), as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the new revolving credit facility. The commitment fee rate is initially 0.75% per annum, and is also subject to adjustment thereafter based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. The final maturity date of the new revolving credit facility is January 27, 2013. The new $30,000 revolving credit facility replaced the prior $50,000 revolving credit facility that was scheduled to mature in May 2010.

The senior secured credit facilities are guaranteed by each of the Company’s subsidiaries and secured by a perfected first priority security interest in substantially all of its present and future assets.

The Company is required as part of the new senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. See Note 10 – Subsequent Events.

Debt Covenants

The senior secured term loan and revolving credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than to the Company;

•	incur additional indebtedness;

•	create liens on their assets;

•	make certain investments;

•	sell or otherwise dispose of their assets;

•	consolidate, merge or otherwise transfer all or any substantial part of their assets;

•	enter into transactions with their affiliates; and

•	engage in businesses other than those in which the Company is currently engaged or those reasonably related thereto.

The senior secured credit agreement places certain restrictions on the Company’s ability to make capital expenditures.

The senior secured term loan facility also contains financial covenants that require the Company to maintain a ratio of funded debt to adjusted EBITDA of no more than 4.75, a ratio of adjusted EBITDA to interest expense of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense of no more than 7.15. Beginning with the three month period ending March 31, 2011 the financial covenants contain normal and customary periodic changes in the required ratios over the life of the senior secured credit agreement.

As of March 31, 2010, the Company was in compliance with all of the financial covenants in its senior secured credit agreement.

NOTE 4—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory tax rates, tax planning opportunities available in the various jurisdictions in which it operates and the impact of valuation allowances against deferred tax assets. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and record a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the tax positions.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, (the “IRC”) during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating carryforwards during the five year recognition period. The amount of RBILs limited was $0.4 million in the first three months of 2010, which reduced the current income tax benefit. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. In addition, the Company’s net deferred tax assets are fully offset by a valuation allowance at March 31, 2010 and March 31, 2009.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company has no substantial uncertain tax position liabilities at March 31, 2010 or March 31, 2009.

The projected effective tax rate from continuing operations for the three months ended March 31, 2010 was 31.7%, which differs from the statutory tax rates primarily due to the impact of Section 382. The Company did not record an income tax provision or benefit in the three months ended March 31, 2009 because it did not project taxable income for the full year and due to the limitations on its net operating loss carry-forwards.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of March 31, 2010, there were 358,250 shares available for future grants under the 2004 Incentive Stock Plan.

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

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee. As of March 31, 2010, the Company has issued 68,000 shares of performance-based nonvested stock awards dependent on the achievement of EBITDA targets that vest over a three-year period. Performance-based nonvested stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant, the number of shares ultimately expected to vest. The Company has determined the achievement of the performance factor is probable.

The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company’s total stock-based compensation expense was approximately $684 and $133 for the three months ended March 31, 2010 and 2009, respectively. These amounts were recorded in general and administrative expenses. As of March 31, 2010, the Company had approximately $3,708 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.6 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during the first three months of 2010 and 2009:

	2010	2009
Fair value of options on grant date	$6.84	$1.06
Expected life (years)	6	5
Risk-free interest rate	2.55%	2.00%
Expected dividend yield	—%	—%
Expected volatility	71%	68%

The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2010:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	550,000		$14.60	7.77
Granted	173,500		$10.60	9.87	567
Exercised	—	$
Forfeited	—	$

Outstanding at March 31, 2010	723,500		$13.64	8.10	$2,734

Exercisable on March 31, 2010	170,000		$28.43	3.73	$96

Expected to vest March 31, 2010	553,500		$10.60	9.44	$2,638

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	190,000	$25.95	7.29
Granted	—	—

Outstanding at March 31, 2010	190,000	$25.95	7.04	$—

Exercisable at March 31, 2010	—	$—	—	$—

Expected to vest at March 31, 2010	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance based awards, for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	179,500	$19.56
Granted	119,500	$10.92
Vested	—
Forfeited	(2,000)	$25.95

Nonvested at March 31, 2010	297,000	$16.04

NOTE 6 – DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. For the three months ended March 31, 2010 and 2009, the Company closed three theatres in each period. For these closures in 2010 and 2009, the Company classified none and two theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains or losses in disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations. The Company did not allocate tax expense or benefit to discontinued operations for the three months ended March 31, 2009 because the Company had a loss from continuing and discontinued operations in that period and a full tax valuation allowance.

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

The following table sets forth the summary of activity for discontinued operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenue from discontinued operations	$5	$355

Operating loss before income taxes	$(51)	$(383)
Income tax benefit for discontinued operations	$16	$—
Gain (loss) on disposal, before taxes	$—	$73
Income tax benefit on disposal	$—	$—

Loss from discontinued operations	$(35)	$(310)

NOTE 7—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company, in the normal course of business, is involved in routine litigation and legal proceedings, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that the Company believes will have a material adverse effect, either individually or in the aggregate, on its business or its financial position, results of operations or cash flow.

NOTE 8—FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

The fair value of the senior secured credit facilities described in Note 3 – “Debt”, which consists of a term loan facility and a revolving facility, is estimated based on quoted market prices at the date of measurement.

	As of March 31,	As of December 31,
	2010	2009
Carrying amount	$249,338	$250,786
Fair value	$249,203	$242,885

NOTE 9—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, common stock equivalents aggregating 1,065,000 and 425,833 shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

NOTE 10—SUBSEQUENT EVENTS

Interest Rate Cap Agreement

On April 15, 2010, the Company entered into a three-year interest rate cap agreement. This agreement caps the base interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. The Company has not designated this agreement as an accounting hedge and changes in fair value of the cap agreement will be recorded through earnings as derivative gains/(losses) and classified within interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2010 we owned, operated or had an interest in 242 theatres with 2,268 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2010, we had 224 theatres with 2,131 screens on a digital-based platform, including 193 theatres with 507 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability provides a competitive advantage to us in many markets where we compete for film and patrons.

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

In light of the continuing challenging conditions in the credit markets and the wider economy, we continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to improving the condition of our theatres and reducing our overall leverage. To this end, during the three months ended March 31, 2010, we made voluntary pre-payments of $15 million to reduce bank debt.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2010	2009
Average theatres	243	250
Average screens	2,271	2,289
Average attendance per screen (1)	5,296	5,579
Average admission per patron (1)	$6.85	$6.38
Average concessions and other sales per patron (1)	$3.49	$3.19
Total attendance (in thousands) (1)	12,017	12,771
Total revenues (in thousands)	$124,176	$121,803

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 1.9% to $124.2 million for the three months ended March 31, 2010 compared to $121.8 million for the three months ended March 31, 2009, due to an increase in average admissions per patron from $6.38 in the first quarter of 2009 to $6.85 for the first quarter of 2010, an increase in average concessions and other sales per patron from $3.19 for the first quarter of 2009 to $3.49 for the first quarter of 2010, offset by a decrease in total attendance from 12.8 million in the first quarter of 2009 to 12.0 million for the first quarter of 2010.

Admissions revenue increase approximately 1.3% to $82.3 million for the three months ended March 31, 2010 from $81.2 million for the same period in 2009, due to an increase in average admissions per patron from $6.38 in the first quarter of 2009 to $6.85 for the first quarter of 2010 offset by a decrease in total attendance from 12.8 million for the first quarter of 2009 to 12.0 million for the first quarter of 2010.

Concessions and other revenue increased approximately 3.3% to $41.9 million for the three months ended March 31, 2010 compared to $40.6 million for the same period in 2009, due to an increase in average concessions and other sales per patron from $3.19 for the first quarter of 2009 to $3.49 for the first quarter of 2010, offset by a decrease in total attendance from 12.8 million for the first quarter of 2009 to 12.0 million for the first quarter of 2010.

We operated 242 theatres with 2,268 screens at March 31, 2010 compared to 249 theatres with 2,288 screens at March 31, 2009.

Operating costs and expenses. The tables below summarize operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2010	2009	% Change
Film exhibition costs	$46,301	$43,768	6
Concession costs	$4,165	$3,827	9
Other theatre operating costs	$53,868	$50,746	6
General and administrative expenses	$4,809	$4,058	19
Depreciation and amortization	$8,068	$8,659	(7)
Loss (gain) on sale of property and equipment	$27	$(119)	n/m
Impairment of long-lived assets	$487	$—	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended March 31, 2010 increased to $46.3 million as compared to $43.8 million for the three months ended March 31, 2009 primarily due to an increase in admissions revenue and an increase in film exhibition costs as a percentage of admissions revenue. As a percentage of admissions revenue, film exhibition costs for the three months ended March 31, 2010 were 56.3% as compared to 53.9% for the three months ended March 31, 2009 primarily as a result of higher film rent on 3D and top-tier films offset by a reduction in advertising expenses.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs increased to approximately $4.2 million for the three months ended March 31, 2010 from $3.8 million for the three months ended March 31, 2009 primarily due to an increase in concessions and other sales revenue and an increase in concession costs as a percentage of concessions and other revenues. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2010 were 10.0% as compared to 9.4% for the three months ended March 31, 2009 primarily due higher vendor rebates in the first quarter of 2009. Our focus continues to be a limited concessions offering of high margin products, such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2010 increased to $53.9 million as compared to $50.7 million for the three months ended March 31, 2009. The increase in our other theatre operating costs was primarily the result of an increase in repair and maintenance costs partially associated with the poor weather conditions throughout portions of our circuit, an increase in occupancy costs due to the opening of new theatres that more than offset the impact of closing theatres, and an increase in 3D equipment service charges.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2010 increased to $4.8 million as compared to $4.1 million for the three months ended March 31, 2009. The increase in our general and administrative expenses is primarily due to an increase in incentive compensation and travel costs, offset by a decrease in professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2010 decreased approximately 7% as compared to the three months ended March 31, 2009. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales, prior period impairment and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net loss (gain) on sales of property and equipment. We recognized a loss of $27,000 on the sales of property and equipment for the three months ended March 31, 2010, as compared to a gain of $119,000 for the three months ended March 31, 2009.

Separation agreement charges. We recognized charges of $5.5 million for expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick for the three months ended March 31, 2009.

Impairment of long-lived assets. Impairment of long-lived assets for the three months ended March 31, 2010 increased to $487,000 compared to no impairment charges for the three months ended March 31, 2009. The $487,000 of impairment charges for the three months ended March 31, 2010 pertain to continuing operations. The impairment charges affect six theatres with 40 screens and were primarily the result of deterioration in full-year operating results.

Operating Income (loss). Operating income for the three months ended March 31, 2010 was $6.5 million as compared to operating income of $5.4 million for the three months ended March 31, 2009. This fluctuation is primarily a result of the separation agreement charges in the first quarter of 2009 and the other factors described above. As a percentage of revenues, operating income for the three months ended March 31, 2010 was 5.2% as compared to 4.4% for the three months ended March 31, 2009. These fluctuations are primarily a result of the separation agreement charges in the first quarter of 2009 and the other factors described above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2010 decreased to $8.9 million from $9.0 million for the three months ended March 31, 2009. The decrease is primarily related to a combination of lower average outstanding debt and a reduction in interest rates. Interest income, included in interest expense net, was $22,593 for the three months ended March 31, 2010 as compared to $23,494 for the same period in 2009.

Income tax. During the first three months of 2010, we recorded an income tax benefit of $1.6 million. We did not record an income tax provision or benefit in the three months ended March 31, 2009 because we did not project taxable income for the full year and due to the limitations on our net operating loss carry-forwards. At March 31, 2010 and December 31, 2009, our consolidated deferred tax assets were $63.2 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

Income (loss) from discontinued operations, net of tax benefit. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2010 and 2009, we closed three theatres during each of the periods. During the three months ended March 31, 2010, we did not classify any theatres as discontinued operations and for the three months ended March 31, 2009 we classified two theatres as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results of operations from discontinued operations through the respective dates of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded a loss from discontinued operations, net of tax benefit, for the three months ended March 31, 2010 of $35,000 as compared to a loss of $310,000 for the three months ended March 31, 2009. The results from discontinued operations include a gain of $73,000 on disposal of assets, net of tax benefit, for the three months ended March 31, 2009. There was no gain or loss on disposal of assets for the three months ended March 31, 2010.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $27.8 million as of March 31, 2010 compared to a working capital deficit of $23.3 million at December 31, 2009.

At March 31, 2010, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $13.3 million in cash and cash equivalents on hand as compared to $25.7 million in cash and cash equivalents at December 31, 2009. On January 27, 2010, we terminated our prior $50.0 million revolving credit facility and entered into our existing $30.0 million three year revolving credit facility. The material terms of our new revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2010 compared to cash provided by operating activities of $8.8 million for the three months ended March 31, 2009. This decrease in our cash provided by operating activities was due primarily to a reduction in accrued expenses and other liabilities as compared to the prior period, an increase in stock-based compensation and the write-off of unamortized debt issuance costs related to the extinguishment of debt. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2010 compared to $2.9 million for the three months ended March 31, 2009. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment and a decrease in proceeds from sales of property and equipment. Capital expenditures were $2.0 million for the three months ended March 31, 2010 and $3.5 million for the three months ended March 31, 2009 primarily due to no theatres being under development in 2010. Net cash used in financing activities was $13.3 million for the three months ended March 31, 2010 compared to $6.1 million for the three months ended March 31, 2009. The increase in our net cash used in financing activities is primarily due to $15.0 million of unscheduled prepayments of long-term debt in the first quarter of 2010 as compared to $5.0 million of unscheduled prepayments of long-term debt in the first quarter of 2009 and the incurrence of $8.8 million of debt issuance costs in January 2010.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first quarter of 2010, we closed three of our underperforming theatres and estimate closing up to an aggregate of ten theatres in 2010.

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

Net Operating Loss Carryforward

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, (the “IRC”) during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The limitation is estimated to be $1.6 million per year, based on information available. In total, we estimate that the effect of the 2008 ownership change will result in $97.8 million of net operating loss carryforwards expiring unused. These unusable net operating loss carryforwards are therefore not included in the amount of available net operating loss carryforwards disclosed above.

Credit Agreement and Covenant Compliance

On January 27, 2010, we entered into a new Credit Agreement (the “Credit Agreement”), by and among us, as borrower, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. Our new long-term debt obligations consist of the following:

•	a $265.0 million six year term loan facility that matures on January 27, 2016; and

•	a $30.0 million three year revolving credit facility that matures on January 27, 2013.

The interest rate for borrowings under the new term loan facility is LIBOR (subject to a 2.00% floor) plus a margin of 3.50%, or the Base Rate (as defined in the Credit Agreement) (subject to a 3.00% floor) plus a margin of 2.50%, as we may elect.

The interest rate for borrowings under the new revolving credit facility is LIBOR (subject to a 2.00% floor) plus an initial margin of 4.00%, or Base Rate (subject to a 3.00% floor) plus margin of 3.00%, as we may elect. Thereafter, the applicable margins are subject to adjustment based on our ratio of total debt to EBITDA as reflected in our quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on Base Rate based loans.

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

The senior secured term loan and revolving credit facilities are guaranteed by each of our subsidiaries and secured by a perfected first priority security interest in substantially all of our present and future assets.

Debt Covenants

The senior secured term loan and revolving credit facilities contain covenants which, among other things, limit our ability, and that of our subsidiaries, to:

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

The Credit Agreement imposes an annual limit of $22.0 million on our ability to make capital expenditures, plus a carryforward of $5.0 million of any unused capital expenditures from the prior year. In addition to the dollar limitation, we may not make any capital expenditure if any default or event of default under the Credit Agreement has occurred and is continuing, or if a breach of the financial covenants contained in the Credit Agreement would result on a pro forma basis after giving effect to the capital expenditure.

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2010 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is less than expected, we could come into default under our debt instruments, causing our lenders to accelerate maturity and declare all payments immediately due and payable.

We are required to make principal repayments of our term loan borrowings in 22 consecutive quarterly installments, each in the amount of $624,906, with the balance of $235,589,568 due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

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

As of March 31, 2010, we were in compliance with all of the financial covenants in our senior secured credit agreement. As of March 31, 2010, our leverage, interest coverage and EBITDAR ratios were 3.6, 2.7, and 6.0, respectively.

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

Other events of default under the new senior secured credit facilities include:

•	our failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the Credit Agreement);

•	a breach or default by us or our subsidiaries on the payment of principal of any other indebtedness in an aggregate amount greater than $10 million;

•	a breach of representations or warranties in any material respect; or

•	a failure to perform other obligations under the Credit Agreement and the security documents for the senior secured credit facilities (subject to applicable cure periods).

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for us beginning January 1, 2010 and did not have an impact on our consolidated financial position or results of operations.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our senior credit agreement;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 15, 2010, the Company entered into a three-year interest rate cap agreement. This agreement caps the base interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7, Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

10.1	Amendment Number One to Employment Agreement, dated March 29, 2010 by and between Carmike Cinemas, Inc. and S. David Passman III.

10.2	Form of Performance Based Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 9 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: May 3, 2010	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2010	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2010	By:	/s/ Paul G. Reitz
Paul G. Reitz
Assistant Vice President and Chief Accounting Officer
(Principal Accounting Officer)