Form 10-Q
period 2010-06-30
CARMIKE CINEMAS INC
filed 2010-08-02
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,879,173 shares outstanding as of July 19, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,373	$25,696
Restricted cash	96	403
Accounts receivable	4,955	5,010
Inventories	2,603	2,551
Prepaid expenses	6,827	6,791

Total current assets	32,854	40,451

Property and equipment:
Land	54,233	54,671
Buildings and building improvements	272,660	274,050
Leasehold improvements	120,229	125,075
Assets under capital leases	50,924	53,787
Equipment	214,631	214,293
Construction in progress	1,608	431

Total property and equipment	714,285	722,307
Accumulated depreciation and amortization	(338,111)	(331,728)

Property and equipment, net of accumulated depreciation	376,174	390,579

Assets held for sale	2,249	2,249
Intangible assets, net of accumulated amortization	1,175	1,251
Other assets	23,176	19,448

Total assets	$435,628	$453,978

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$29,209	$26,152
Accrued expenses	30,585	33,376
Current maturities of long-term debt, capital leases and long-term financing obligations	4,292	4,261

Total current liabilities	64,086	63,789

Long-term liabilities:
Long-term debt, less current maturities	238,988	248,171
Capital leases and long-term financing obligations, less current maturities	116,341	116,684
Other	14,363	14,032

Total long-term liabilities	369,692	378,887

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,328,372 shares issued and 12,879,173 shares outstanding at June 30, 2010, and 13,266,372 shares issued and 12,862,963 shares outstanding at December 31, 2009	400	395
Treasury stock, 449,199 and 403,409 shares at June 30, 2010 and December 31, 2009, respectively	(11,657)	(10,945)
Paid-in capital	288,120	286,903
Accumulated deficit	(275,013)	(265,051)

Total stockholders’ equity	1,850	11,302

Total liabilities and stockholders’ equity	$435,628	$453,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$84,784	$88,814	$167,002	$169,972
Concessions and other	42,688	44,175	84,588	84,753

Total operating revenues	127,472	132,989	251,590	254,725
Operating costs and expenses:
Film exhibition costs	48,169	51,132	94,449	94,385
Concession costs	4,942	4,696	9,103	8,521
Other theatre operating costs	53,364	52,961	107,185	104,156
General and administrative expenses	4,493	3,807	9,304	7,866
Separation agreement charges	—	—	—	5,462
Depreciation and amortization	8,029	8,773	16,096	17,427
(Gain) loss on sale of property and equipment	(18)	(105)	9	(151)
Impairment of long-lived assets	3,237	—	3,724	—

Total operating costs and expenses	122,216	121,264	239,870	237,666

Operating income	5,256	11,725	11,720	17,059
Interest expense	9,777	8,739	18,665	17,754
Loss on extinguishment of debt	7	—	2,568	—

Income (loss) from continuing operations before income tax	(4,528)	2,986	(9,513)	(695)
Income tax expense	2,138	—	560	—

Income (loss) from continuing operations	(6,666)	2,986	(10,073)	(695)
Income (loss) from discontinued operations (Note 6)	154	(161)	111	(476)

Net income (loss)	$(6,512)	$2,825	$(9,962)	$(1,171)

Weighted average shares outstanding:
Basic	12,756	12,675	12,720	12,672
Diluted	12,756	12,686	12,720	12,672

Net income (loss) per common share (Basic and Diluted):
Income (loss) from continuing operations	$(0.52)	$0.24	$(0.79)	$(0.05)
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	0.01	(0.04)

Net income (loss) per common share	$(0.51)	$0.22	$(0.78)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,962)	$(1,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,123	17,418
Amortization of debt issuance costs	1,864	1,153
Impairment of long-lived assets	3,724	—
Write-off unamortized debt issuance costs related to the extinguishment of debt	2,568	—
Stock-based compensation	1,222	478
Other	885	1,079
Gain on sale of property and equipment	(274)	(149)
Changes in operating assets and liabilities:
Accounts receivable and inventories	63	(255)
Prepaid expenses and other assets	1,052	(740)
Accounts payable	1,843	3,992
Accrued expenses and other liabilities	(1,653)	7,447

Net cash provided by operating activities	17,455	29,252

Cash flows from investing activities:
Purchases of property and equipment	(5,613)	(7,116)
Release of restricted cash	307	112
Proceeds from sale of property and equipment	774	1,745

Net cash used in investing activities	(4,532)	(5,259)

Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	262,350	—
Repayments of long-term debt	(272,100)	(16,398)
Debt issuance costs	(9,000)	—
Short-term borrowings	5,000	—
Repayments of short term borrowings	(5,000)	—
Repayments of capital lease and long-term financing obligations	(784)	(833)
Purchase of treasury stock	(712)	(2)

Net cash used in financing activities	(20,246)	(17,233)

Increase (decrease) in cash and cash equivalents	(7,323)	6,760
Cash and cash equivalents at beginning of period	25,696	10,867

Cash and cash equivalents at end of period	$18,373	$17,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,769	$16,109
Income taxes	$3,721	$300

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$598	$76

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2010 and 2009

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of June 30, 2010 and December 31, 2009, and the results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”). That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first six months of 2010. The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning January 1, 2010. The adoption did not have an impact on the Company’s consolidated financial position or results of operations.

Other Theatre Operating Costs

During the three months ended June 30, 2010, the Company recorded approximately $1.0 million as a result of a sales and use tax audit. The underpayment of such taxes occurred in 2005 and 2006.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and six months ended June 30, 2010, impairment charges aggregated to $3.2 million and $3.7 million, respectively. The impairment affected twelve theatres with 143 screens and eighteen theatres and 183 screens for the three and six months ended June 30, 2010, respectively. The Company did not record impairment charges during the three and six months ended June 30, 2009. The impairments were primarily the result of deterioration in operating results of these theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and six months ended June 30, 2010 was approximately $10.9 million and $11.7 million, respectively. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows and reference to appraised values.

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	June 30, 2010	December 31, 2009
Term loan	$243,685	$139,634
Less discount on term loan	(2,248)	0
Delayed draw term loan credit agreement	—	111,152

	241,437	250,786
Current maturities	(2,449)	(2,615)

	$238,988	$248,171

In January 2010, the Company entered into a $265,000 senior secured term loan facility with an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 3.5%, or the base rate plus a margin of 2.5% (subject to a floor of 3.0%), as the Company may elect. The debt was issued with a discount of approximately $2,600, which is being amortized to interest expense using the effective interest method over the life of the debt. The proceeds were used to repay the Company’s $170,000 seven year term loan that was due in May 2012 with a then outstanding balance of $139,600 and the $185,000 seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111,150. The Company recorded a loss on extinguishment of debt of $2,568 during the six months ended June 30, 2010, for the write-off of unamortized debt issuance costs. The Company is currently required to make 21 consecutive principal repayments of the senior secured term loan borrowings in the amount of $612 on the last day of each calendar quarter, with a balance of $230,818 due at final maturity on January 27, 2016. During the six months ended June 30, 2010, the Company voluntarily prepaid $20,000 in debt. At June 30, 2010, and 2009, the average interest rate was 5.50% and 4.57%, respectively.

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

Interest Rate Cap Agreement

On April 15, 2010, the Company entered into a three-year interest rate cap agreement. This agreement caps the base interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. The Company has not designated this agreement as an accounting hedge and changes in fair value of the cap agreement will be recorded through earnings within interest expense. As of June 30, 2010, the fair value of the interest rate cap was immaterial.

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

The senior secured term loan facility also contains financial covenants that require the Company to maintain a ratio of funded debt to adjusted EBITDA of no more than 4.75, a ratio of adjusted EBITDA to interest expense of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense of no more than 7.15. Beginning with the three month period ending March 31, 2011, the financial covenants contain normal and customary periodic changes in the required ratios over the life of the senior secured credit agreement.

As of June 30, 2010, the Company was in compliance with all of the financial covenants in its senior secured credit agreement.

NOTE 4—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory tax rates, tax planning opportunities available in the various jurisdictions in which it operates and the impact of valuation allowances against deferred tax assets. For interim financial reporting, the Company generally estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. This approach is known as the annual effective tax rate method and was used to calculate tax expense for the three months ended March 31, 2010.

For the three months and six months ended June 30, 2010, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting,” to calculate taxes. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method. The estimated annual effective tax rate would not be reliable due to its sensitivity to minimal changes to forecasted annual pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period. The income tax expense for the three months ended June 30, 2010 includes the effect of the application of the discrete effective rate on a year to date basis.

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

The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating carryforwards during the five year recognition period. The amount of RBILs limited was $0.2 million and $0.4 million for the three and six months ended June 30, 2010, which reduced the current income tax benefit. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. Principally as a result of all the aforementioned limitations and the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at June 30, 2010 and December 31, 2009.

The Company recognizes a tax benefit associated with an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company has no substantial uncertain tax position liabilities at June 30, 2010 or December 31, 2009.

The effective tax rate from continuing operations for the six months ended June 30, 2010 was a negative 5.9%, which differs from the statutory tax rates primarily due to the impact of Section 382 and valuation allowance. The Company did not record an income tax provision or benefit in the three or six months ended June 30, 2009 because it did not project taxable income for the full year and due to limitations on its net operating loss carry-forwards. The Company regularly assesses whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of June 30, 2010, there were 365,750 shares available for future grants under the 2004 Incentive Stock Plan.

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

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee. As of June 30, 2010, the Company has issued 68,000 shares of performance-based nonvested stock awards dependent on the achievement of EBITDA targets that vest over a three-year period. Performance-based nonvested stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance factor is probable.

The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company’s total stock-based compensation expense was approximately $538 and $344 for the three months ended June 30, 2010 and 2009, respectively, and $1,222 and $478 for the six months ended June 30, 2010 and 2009, respectively. These amounts were recorded in general and administrative expenses. As of June 30, 2010, the Company had approximately $3,222 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.4 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during the first six months of 2010 and 2009:

	2010	2009
Fair value of options on grant date	$6.84	$5.20
Expected life (years)	6	6
Risk-free interest rate	2.50%	2.80%
Expected dividend yield	—%	—%
Expected volatility	71%	68%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2010:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	550,000		$14.60	7.77
Granted	173,500		$10.60	9.67
Exercised	—	$
Forfeited	—	$

Outstanding at June 30, 2010	723,500		$13.64	7.85		$21

Exercisable on June 30, 2010	236,667		$22.80	5.02		$21

Expected to vest June 30, 2010	462,491		$10.60	9.22	$

Options – Market Condition Vesting

In April 2007, the Compensation and Nominating Committee approved (pursuant to the 2004 Incentive Stock Plan) the grant of an aggregate of 260,000 stock options, at an exercise price equal to $25.95 per share, to a group of eight senior executives. The April 2007 stock option grants are aligned with market performance, as one-third of these stock options each will vest when the Company achieves an increase in the trading price of its common stock (over the $25.95 exercise price) equal to 25%, 30% and 35%, respectively. The Company determined the aggregate grant date fair value of these stock options to be approximately $1,430 and such amount was expensed prior to 2009. The fair value of these options was estimated on the date of grant using a Monte Carlo simulation model and compensation expense is not subsequently adjusted for the number of shares that are ultimately vested.

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	190,000	$25.95	7.29
Forfeited	(20,000)	—

Outstanding at June 30, 2010	170,000	$25.95	6.79	$—

Exercisable at June 30, 2010	—	$—	—	$—

Expected to vest at June 30, 2010	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance based awards, for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	179,500	$19.56
Granted	134,500	$11.20
Vested	(141,667)	$22.29
Forfeited	(4,500)	$15.81

Nonvested at June 30, 2010	167,833	$10.65

NOTE 6 – DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2010 and 2009, the Company closed three theatres in each period, and for the six months ended June 30, 2010 and 2009, the Company closed six theatres in each period. With respect to these closures during the three months ended June 30, 2010 and 2009, the Company classified one theatre in each period as discontinued operations, and for the six months ended June 30, 2010 and 2009, the Company classified one and three theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

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

The following table sets forth the summary of activity for discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
Revenue from discontinued operations	$84	$211

Operating loss before income taxes	$(116)	$(86)
Income tax benefit for discontinued operations	$10	$—
Gain (loss) on disposal, before taxes	$284	$(75)
Income tax expense on disposal	$(24)	$—

Income (loss) from discontinued operations	$154	$(161)

	Six Months Ended June 30,
	2010	2009
Revenue from discontinued operations	$147	$632

Operating loss before income taxes	$(179)	$(474)
Income tax expense for discontinued operations	$(11)	$—
Gain (loss) on disposal, before taxes	$284	$(2)
Income tax benefit on disposal	$17	$—

Income (loss) from discontinued operations	$111	$(476)

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

	As of June 30,	As of December 31,
	2010	2009
Carrying amount	$243,685	$250,786
Fair value	$241,945	$242,886

NOTE 9—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, common stock equivalents aggregating 1,063,778 and 450,055 shares for the three months ended June 30, 2010 and 2009 and 1,135,917 and 440,525 for the six months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

NOTE 10—GUARANTOR SUBSIDIARIES

On June 8, 2010 the Company filed a registration statement on Form S-3 which was amended on July 7, 2010. When such registration statement becomes effective, it will register certain securities, including debt securities which may be guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933.

Carmike Cinemas, Inc. may sell debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of June 30, 2010 and December 31, 2009 and for the three and six months in the periods ended June 30, 2010 and June 30, 2009 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2010 (in thousands)
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$18,373	$—	$18,373
Restricted cash	96	—	—	96
Accounts receivable	3,710	1,245	—	4,955
Inventories	532	2,071	—	2,603
Prepaid expenses	2,455	4,372	—	6,827

Total current assets	6,793	26,061	—	32,854

Property and equipment:
Land	13,080	41,153	—	54,233
Buildings and building improvements	48,975	223,685	—	272,660
Leasehold improvements	16,838	103,391	—	120,229
Assets under capital leases	8,675	42,249	—	50,924
Equipment	55,980	158,651	—	214,631
Construction in progress	460	1,148	—	1,608

Total property and equipment	144,008	570,277	—	714,285
Accumulated depreciation and amortization	(69,294)	(268,817)	—	(338,111)

Property and equipment, net of accumulated depreciation	74,714	301,460	—	376,174

Investment in subsidiaries and intercompany receivables	222,857	—	(222,857)	—
Assets held for sale	1,273	976	—	2,249
Other	15,371	7,805	—	23,176
Intangible assets, net of accumulated amortization	—	1,175	—	1,175

Total assets	$321,008	$337,477	$(222,857)	$435,628

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23,767	$5,442	$—	$29,209
Accrued expenses	22,399	8,186	—	30,585
Current maturities of long-term debt, capital leases and long-term financing obligations	2,666	1,626	—	4,292

Total current liabilities	48,832	15,254	—	64,086

Long-term liabilities:
Long-term debt, less current maturities	238,988	—	—	238,988
Capital leases and long-term financing obligations, less current maturities	28,511	87,830	—	116,341
Intercompany liabilities	—	137,936	(137,936)	—
Other	2,827	11,536	—	14,363

Total long-term liabilities	270,326	237,302	(137,936)	369,692

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	288,120	237,800	(237,800)	288,120
Accumulated deficit	(275,013)	(152,880)	152,880	(275,013)

Total stockholders’ equity	1,850	84,921	(84,921)	1,850

Total liabilities and stockholders’ equity	$321,008	$337,477	$(222,857)	$435,628

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2009 (in thousands)
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$16,232	$9,464	$—	$25,696
Restricted cash	403	—	—	403
Accounts receivable	4,819	191	—	5,010
Inventories	436	2,115	—	2,551
Prepaid expenses	2,553	4,238	—	6,791

Total current assets	24,443	16,008	—	40,451

Property and equipment:
Land	13,080	41,591	—	54,671
Buildings and building improvements	48,763	225,287	—	274,050
Leasehold improvements	16,668	108,407	—	125,075
Assets under capital leases	8,675	45,112	—	53,787
Equipment	55,341	158,952	—	214,293
Construction in progress	431	—	—	431

Total property and equipment	142,958	579,349	—	722,307
Accumulated depreciation and amortization	(66,136)	(265,592)	—	(331,728)

Property and equipment, net of accumulated depreciation	76,822	313,757	—	390,579

Investment in subsidiaries and intercompany receivables	227,125	—	(227,125)	—
Assets held for sale	1,273	976	—	2,249
Other	11,537	7,911	—	19,448
Intangible assets, net of accumulated amortization	—	1,251	—	1,251

Total assets	$341,200	$339,903	$(227,125)	$453,978

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$25,738	$414	$—	$26,152
Accrued expenses	22,105	11,271	—	33,376
Current maturities of long-term debt, capital leases and long-term financing obligations	2,780	1,481	—	4,261

Total current liabilities	50,623	13,166	—	63,789

Long-term liabilities:
Long-term debt, less current maturities	248,171	—	—	248,171
Capital leases and long-term financing obligations, less current maturities	28,491	88,193	—	116,684
Intercompany liabilities	—	134,631	(134,631)	—
Other	2,613	11,419	—	14,032

Total long-term liabilities	279,275	234,243	(134,631)	378,887

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	395	1	(1)	395
Treasury stock	(10,945)	—	—	(10,945)
Paid-in capital	286,903	237,800	(237,800)	286,903
Accumulated deficit	(265,051)	(145,307)	145,307	(265,051)

Total stockholders’ equity	11,302	92,494	(92,494)	11,302

Total liabilities and stockholders’ equity	$341,200	$339,903	$(227,125)	$453,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010 (in thousands)
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,293	$70,491	$—	$84,784
Concessions and other	13,693	35,150	(6,155)	42,688

Total operating revenues	27,986	105,641	(6,155)	127,472

Operating costs and expenses:
Film exhibition costs	8,249	39,920	—	48,169
Concession costs	878	4,064	—	4,942
Other theatre operating costs	10,203	49,316	(6,155)	53,364
General and administrative expenses	3,845	648	—	4,493
Depreciation and amortization	1,631	6,398	—	8,029
Gain on sale of property and equipment	1	(19)	—	(18)
Impairment of long-lived assets	172	3,065	—	3,237

Total operating costs and expenses	24,979	103,392	(6,155)	122,216

Operating income	3,007	2,249	—	5,256
Interest expense	2,819	6,958	—	9,777
Equity in loss of subsidiaries	5,798	—	(5,798)	—
Loss on extinguishment of debt	7	—	—	7

Loss before income tax and discontinued operations	(5,617)	(4,709)	5,798	(4,528)
Income tax expense	885	1,253	—	2,138

(Loss) income from continuing operations	(6,502)	(5,962)	5,798	(6,666)
Income (loss) from discontinued operations	(10)	164	—	154

Net income (loss)	$(6,512)	$(5,798)	$5,798	$(6,512)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010 (in thousands)
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$29,349	$137,653	$—	$167,002
Concessions and other	27,641	68,976	(12,029)	84,588

Total operating revenues	56,990	206,629	(12,029)	251,590

Operating costs and expenses:
Film exhibition costs	16,848	77,601	—	94,449
Concession costs	1,686	7,417	—	9,103
Other theatre operating costs	21,130	98,084	(12,029)	107,185
General and administrative expenses	8,026	1,278	—	9,304
Depreciation and amortization	3,248	12,848	—	16,096
Gain on sale of property and equipment	17	(8)	—	9
Impairment of long-lived assets	172	3,552	—	3,724

Total operating costs and expenses	51,127	200,772	(12,029)	239,870

Operating income	5,863	5,857	—	11,720
Interest expense	5,541	13,124	—	18,665
Equity in loss of subsidiaries	7,573	—	(7,573)	—
Loss on extinguishment of debt	2,568	—	—	2,568

Loss before income tax and discontinued operations	(9,819)	(7,267)	7,573	(9,513)
Income tax expense	132	428	—	560

Loss from continuing operations	(9,951)	(7,695)	7,573	(10,073)
Income (loss) from discontinued operations	(11)	122	—	111

Net income (loss)	$(9,962)	$(7,573)	$7,573	$(9,962)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2009 (in thousands)
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$15,210	$73,604	$—	$88,814
Concessions and other	14,228	36,335	(6,388)	44,175

Total operating revenues	29,438	109,939	(6,388)	132,989

Operating costs and expenses:
Film exhibition costs	8,973	42,159	—	51,132
Concession costs	849	3,847	—	4,696
Other theatre operating costs	10,417	48,932	(6,388)	52,961
General and administrative expenses	3,114	693	—	3,807
Depreciation and amortization	1,763	7,010	—	8,773
Gain on sale of property and equipment	(18)	(87)	—	(105)

Total operating costs and expenses	25,098	102,554	(6,388)	121,264

Operating income	4,340	7,385	—	11,725
Interest expense	2,315	6,424	—	8,739
Equity in earnings of subsidiaries	(805)	—	805	—

Income before income tax and discontinued operations	2,830	961	(805)	2,986
Income tax expense	—	—	—	—

Income from continuing operations	2,830	961	(805)	2,986
Loss from discontinued operations	(5)	(156)	—	(161)

Net income (loss)	$2,825	$805	$(805)	$2,825

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2009 (in thousands)
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$28,404	$141,568	$—	$169,972
Concessions and other	27,238	69,822	(12,307)	84,753

Total operating revenues	55,642	211,390	(12,307)	254,725

Operating costs and expenses:
Film exhibition costs	16,077	78,308	—	94,385
Concession costs	1,555	6,966	—	8,521
Other theatre operating costs	21,022	95,441	(12,307)	104,156
General and administrative expenses	6,506	1,360	—	7,866
Separation agreement charges	5,452	10	—	5,462
Depreciation and amortization	3,541	13,886	—	17,427
Gain on sale of property and equipment	33	(184)	—	(151)

Total operating costs and expenses	54,186	195,787	(12,307)	237,666

Operating income	1,456	15,603	—	17,059
Interest expense	4,633	13,121	—	17,754
Equity in earnings of subsidiaries	(2,056)	—	2,056	—

(Loss) income before income tax and discontinued operations	(1,121)	2,482	(2,056)	(695)
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(1,121)	2,482	(2,056)	(695)
Loss from discontinued operations	(50)	(426)	—	(476)

Net income (loss)	$(1,171)	$2,056	$(2,056)	$(1,171)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2010 (in thousands)
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$5,165	$12,290	$—	$17,455

Cash flows from investing activities:
Purchases of property and equipment	(1,142)	(4,471)		(5,613)
Proceeds from sale of property and equipment	3	771		774
Other Investing activities	307	—		307

Net cash used in investing activities	(832)	(3,700)		(4,532)

Cash flows from financing activities:
Issuance of long-term debt	262,350	—		262,350
Repayments of long-term debt	(272,175)	(709)		(272,884)
Intercompany receivable/payable	(1,028)	1,028		—
Other financing activities	(9,712)	0		(9,712)

Net cash (used in) provided by financing activities	(20,565)	319	—	(20,246)

Increase / (decrease) in cash and cash equivalents	(16,232)	8,909	—	(7,323)
Cash and cash equivalents at beginning of period	16,232	9,464		25,696

Cash and cash equivalents at end of period	$—	$18,373	$—	$18,373

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2009 (in thousands)
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$16,681	$12,571	$—	$29,252

Cash flows from investing activities:
Purchases of property and equipment	(3,850)	(3,266)		(7,116)
Proceeds from sale of property and equipment	147	1,598		1,745
Other Investing activities	112	—		112

Net cash used in investing activities	(3,591)	(1,668)	—	(5,259)

Cash flows from financing activities:
Issuance of long-term debt	—	—		—
Repayments of long-term debt	(16,533)	(698)		(17,231)
Intercompany receivable/payable	13,488	(13,488)		—
Other financing activities	(2)	0		(2)

Net cash used in financing activities	(3,047)	(14,186)	—	(17,233)

Increase / (decrease) in cash and cash equivalents	10,043	(3,283)	—	6,760
Cash and cash equivalents at beginning of period	(8,565)	19,432		10,867

Cash and cash equivalents at end of period	$1,478	$16,149	$—	$17,627

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2010 we owned, operated or had an interest in 240 theatres with 2,250 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2010, we had 224 theatres with 2,125 screens on a digital-based platform, including 197 theatres with 544 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability provides a competitive advantage to us in many markets where we compete for film and patrons.

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

Our revenue also varies significantly depending upon the timing of the film releases by distributors. While motion picture distributors now release major motion pictures more evenly throughout the year, the most marketable films are usually released during the summer months and the year-end holiday season, and we usually earn more during those periods than in other periods during the year. As a result, the timing of such releases affects our results of operations and cash flows, which may vary significantly from quarter to quarter and year to year.

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

Other theatre costs consist primarily of theatre labor and occupancy costs. Theatre labor includes a fixed cost component that represents the minimum staffing needed to operate a theatre and a variable component that fluctuates in relation to revenues as theatre staffing is adjusted to address changes in attendance. Facility lease expense is primarily a fixed cost as most of our leases require a fixed monthly rent payment. Certain of our leases are subject to percentage rent clauses that require payments of amounts based on the level of revenue achieved at the theatre-level. Other occupancy costs possess both fixed and variable components such as utilities, property taxes, janitorial costs, and repairs and maintenance.

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

In light of the continuing challenging conditions in the credit markets and the wider economy, we continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to improving the condition of our theatres and reducing our overall leverage. To this end, during the six months ended June 30, 2010, we made voluntary pre-payments of $20 million to reduce bank debt.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and June 30, 2009

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average theatres	241	248	242	249
Average screens	2,260	2,286	2,266	2,288
Average attendance per screen (1)	5,444	5,984	10,732	11,564
Average admission per patron (1)	$6.89	$6.50	$6.87	$6.44
Average concessions and other sales per patron (1)	$3.47	$3.23	$3.48	$3.21
Total attendance (in thousands) (1)	12,304	13,680	24,321	26,451
Total revenues (in thousands)	$127,472	$132,989	$251,590	$254,725

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue decreased approximately 4.1% to $127.5 million for the three months ended June 30, 2010 compared to $133.0 million for the three months ended June 30, 2009, due to a decrease in total attendance from 13.7 million in the second quarter of 2009 to 12.3 million for the second quarter of 2010 partially offset by an increase in average admissions per patron from $6.50 in the second quarter of 2009 to $6.89 for the second quarter of 2010 and an increase in average concessions and other sales per patron from $3.23 for the second quarter of 2009 to $3.47 for the second quarter of 2010. Attendance was down period over period due to a less favorable movie slate while average admissions per patron increased primarily due to premium 3-D pricing. Average concessions and other sales per patron increased primarily due to pricing increases on concession products.

Total revenue decreased approximately 1.2% to $251.6 million for the six months ended June 30, 2010 compared to $254.7 million for the six months ended June 30, 2009, due to a decrease in total attendance from 26.5 million for the 2009 period to 24.3 million for the 2010 period partially offset by an increase in average admissions per patron from $6.44 for the 2009 period to $6.87 for the 2010 period and an increase in average concessions and other sales per patron from $3.21 for the 2009 period to $3.48 for the 2010 period.

Admissions revenue decreased approximately 4.5% to $84.8 million for the three months ended June 30, 2010 from $88.8 million for the same period in 2009, due to a decrease in total attendance partially offset by an increase in average admissions per patron from $6.50 in the second quarter of 2009 to $6.89 for the second quarter of 2010.

Admissions revenue decreased approximately 1.7% to $167.0 million for the six months ended June 30, 2010 from $170.0 million for the same period in 2009, due to a decrease in total attendance partially offset by an increase in average admissions per patron from $6.44 for the 2009 period to $6.87 for the 2010 period.

Concessions and other revenue decreased approximately 3.4% to $42.7 million for the three months ended June 30, 2010 compared to $44.2 million for the same period in 2009, due to a decrease in total attendance partially offset by an increase in average concessions and other sales per patron from $3.23 for the second quarter of 2009 to $3.47 for the second quarter of 2010.

Concessions and other revenue decreased approximately 0.2% to $84.6 million for the six months ended June 30, 2010 compared to $84.8 million for the same period in 2009, due to a decrease in total attendance partially offset by an increase in average concessions and other sales per patron from $3.21 for the 2009 period to $3.48 for the 2010 period.

We operated 240 theatres with 2,250 screens at June 30, 2010 compared to 247 theatres with 2,285 screens at June 30, 2009.

Operating costs and expenses. The tables below summarize operating expense data for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
($’s in thousands)	2010	2009	% Change	2010	2009	% Change
Film exhibition costs	$48,169	$51,132	(6)	$94,449	$94,385	0
Concession costs	$4,942	$4,696	5	$9,103	$8,521	7
Other theatre operating costs	$53,364	$52,961	1	$107,185	$104,156	3
General and administrative expenses	$4,493	$3,807	18	$9,304	$7,866	18
Depreciation and amortization	$8,029	$8,773	(8)	$16,096	$17,427	(8)
Loss (gain) on sale of property and equipment	$(18)	$(105)	n/m	$9	$(151)	n/m
Impairment of long-lived assets	$3,237	$—	n/m	$3,724	$—	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2010 decreased to $48.2 million as compared to $51.1 million for the three months ended June 30, 2009 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs for the three months ended June 30, 2010 were 56.8% as compared to 57.6% for the three months ended June 30, 2009 primarily as a result of a lower percentage of revenues generated by top tier films. Film exhibition costs for the six months ended June 30, 2010 was flat at $94.4 million for the six months ended June 30, 2009. As a percentage of admissions revenue, film exhibition costs for the six months ended June 30, 2010 were 56.6% as compared to 55.5% for the six months ended June 30, 2009 primarily as a result of higher film rent on 3D and top-tier films partially offset by a reduction in advertising expense in the first three months of 2010.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs increased to approximately $4.9 million for the three months ended June 30, 2010 from $4.7 million for the three months ended June 30, 2009 due to increased product cost and lower volume based incentives from suppliers. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2010 were 11.6% as compared to 10.6% for the three months ended June 30, 2009 primarily due to an increase in cost of concession supplies and lower concession rebates compared to 2009. Concession costs increased to approximately $9.1 million compared to $8.5 million for the six months ended June 30, 2010 and 2009 due to a decrease in attendance partially offset by higher average concessions and other sales to patrons. As a percentage of concessions and other revenues, concession costs were 10.8% for the six months ended June 30, 2010 and 10.1% for the six months ended June 30, 2009 due to a decrease in concession volume rebates and an increase in the cost of concession supplies.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2010 increased to $53.4 million as compared to $53.0 million for the three months ended June 30, 2009. The increase in our other theatre operating costs was primarily the result of an increase in salaries and wages expense, an increase in insurance costs and an increase in 3D equipment service charges partially offset by a decrease in repairs and replacements. Other theatre operating costs for the six months ended June 30, 2010 increased to $107.2 million as compared to $104.2 million for the six months ended June 30, 2009. The increase in our other theatre operating costs was primarily the result of an increase in taxes and licenses, an increase in salaries and wages expense, an increase in insurance costs and an increase in 3D equipment service charges which was partially offset by a reduction in repair and maintenance costs. Taxes and licenses were negatively impacted by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred in 2005 and 2006.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2010 increased to $4.5 million as compared to $3.8 million for the three months ended June 30, 2009. The increase in our general and administrative expenses was due to an increase in salaries and wages, incentive compensation and legal and professional fees. General and administrative expenses for the six months ended June 30, 2010 increased to $9.3 million as compared to $7.9 million for the six months ended June 30, 2009. The increase in our general and administrative expenses was due to an increase in salaries and wages and incentive compensation partially offset by a decrease in legal and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the three and six months ended June 30, 2010 decreased approximately 8% as compared to the three and six months ended June 30, 2009. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales, prior period impairments and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net loss (gain) on sales of property and equipment. We recognized a gain of $18,000 on the sales of property and equipment for the three months ended June 30, 2010, as compared to a gain of $105,000 for the three months ended June 30, 2009. We recognized a loss of $9,000 on the sales of property and equipment for the six months ended June 30, 2010, as compared to a gain of $151,000 for the six months ended June 30, 2009.

Separation agreement charges. We recognized charges of $5.5 million for estimated expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick for the six months ended June 30, 2009.

Impairment of long-lived assets. Impairment of long-lived assets for the three and six months ended June 30, 2010 increased to $3.2 million and $3.7 million, respectively, compared to zero impairment charges for the three and six months ended June 30, 2009. The $3.7 million of impairment charges for the six months ended June 30, 2010 pertained to continuing operations. The impairment charges affect 18 theatres with 183 screens and were primarily the result of deterioration in operating results.

Operating Income. Operating income for the three months ended June 30, 2010 decreased 55% to $5.3 million as compared to $11.7 million for the three months ended June 30, 2009. As a percentage of revenues, operating income for the three months ended June 30, 2010 was 4.1% as compared to 8.8% for the three months ended June 30, 2009. These fluctuations are primarily a result of the factors described above. Operating income for the six months ended June 30, 2010 decreased 31% to $11.7 million as compared to $17.1 million for the six months ended June 30, 2009. As a percentage of revenues, operating income for the six months ended June 30, 2010 was 4.7% as compared to 6.7% for the six months ended June 30, 2009. These fluctuations are primarily a result of the separation agreement charges and the other factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2010 increased 9% to $9.8 million from $8.7 million for the three months ended June 30, 2009. The increase was primarily related to a combination of an increase in interest rates partially offset by a decrease in the average debt outstanding. Interest income, included in interest expense net, was $16,000 for the three months ended June 30, 2010 as compared to $21,000 for the same period in 2009. Interest expense, net for the six months ended June 30, 2010 increased 5% from $17.8 million for the six months ended June 20, 2009 to $18.7 million. Interest costs were also negatively impacted due to the recording of interest costs of approximately $0.7 million associated with underpayment of sales and use taxes related to prior years.

Income tax. During the three and six months ended June 30, 2010, we recorded income tax expense of $2.1 million and $0.6 million. We did not record an income tax provision or benefit in the six months ended June 30, 2009 because we did not project taxable income for the full year and due to the limitations on our net operating loss carryforwards. For the three months and six months ended June 30, 2010, the Company has utilized the discrete tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting” to calculate taxes. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method. The estimated annual effective tax rate would not be reliable due to its sensitivity to minimal changes to forecasted annual pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period. The income tax expense for the three months ended June 30, 2010 includes the effect of the application of the discrete effective rate on a year to date basis.

At June 30, 2010 and December 31, 2009, our consolidated net deferred tax assets were $63.2 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

Income (loss) from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2010 and 2009, we closed three theatres in each period, and for the six months ended June 30, 2010 and 2009, we closed six theatres in each period. With respect to these closures during the three months ended June 30, 2010 and 2009, we classified one theatre in each period as discontinued operations, and for the six months ended June 30, 2010 and 2009, we classified one and three theatres, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results from discontinued operations through the respective dates of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded income from discontinued operations, net of tax benefit, for the three and six months ended June 30, 2010 of $154,000 and $111,000, respectively, as compared to a loss of $161,000 and $476,000 for the three and six months ended June 30, 2009. The results from discontinued operations include a gain of $260,000 and $301,000 for the three and six months ended June 30, 2010, respectively, on disposal of assets, net of taxes, and a loss on disposal of assets of $75,000 and $2,000 for the three and six months ended June 30, 2009, respectively.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $31.2 million as of June 30, 2010 compared to a working capital deficit of $23.3 million at December 31, 2009.

At June 30, 2010, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $18.4 million in cash and cash equivalents on hand as compared to $25.7 million in cash and cash equivalents at December 31, 2009. On January 27, 2010, we terminated our prior $50.0 million revolving credit facility and entered into our existing $30.0 million three year revolving credit facility. The material terms of our new revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $17.5 million for the six months ended June 30, 2010 compared to cash provided by operating activities of $29.3 million for the six months ended June 30, 2009. This decrease in our cash provided by operating activities was due primarily to lower operating results and a reduction in accrued expenses and other liabilities as compared to the prior period. Net cash used in investing activities was $4.5 million for the six months ended June 30, 2010 compared to $5.3 million for the six months ended June 30, 2009. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for the purchases of property and equipment and a decrease in proceeds from sales of property and equipment. Capital expenditures were $5.6 million for the six months ended June 30, 2010 and $7.1 million for the six months ended June 30, 2009 primarily due to no theatres being under development in 2010. Net cash used in financing activities was $20.2 million for the six months ended June 30, 2010 compared to $17.2 million for the six months ended June 30, 2009. The increase in our net cash used in financing activities is primarily due to $20.0 million of unscheduled prepayments of long-term debt in the first six months of 2010 as compared to $5.0 million of unscheduled prepayments of long-term debt in the first six months of 2009 and the incurrence of $9.0 million of debt issuance costs in the first six months of 2010.

Our liquidity needs are funded by operating cash flow and availability under our senior secured credit agreement. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash flow.

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first six months of 2010, we closed six of our underperforming theatres and estimate closing up to an aggregate of ten theatres in 2010.

We plan to make a total of approximately $15 million to $20 million in capital expenditures for calendar year 2010. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $22 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. The Company has announced plans to install its own large digital format screen. The BigD-Large Format Digital Experience will include a larger screen, enhanced sound and premium seating accommodations. The Company intends to roll out the BigD-Large Format Digital Experience at up to 24 locations by the end of 2011.

Credit Agreement and Covenant Compliance

On January 27, 2010, we entered into a new Credit Agreement (the “Credit Agreement”), by and among us, as borrower, and several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. Our new long-term debt obligations consist of the following:

•	a $265.0 million six year term loan facility (issued at a $2.6 million discount) that matures on January 27, 2016; and

•	a $30.0 million three year revolving credit facility that matures on January 27, 2013.

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

The Credit Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales, dispositions or issuances of certain debt obligations, (2) 100% of the net cash proceeds from sales-leaseback transactions, (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement, and (4) 50% of the net cash proceeds from the issuance of certain equity and capital contributions.

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

We are required to make principal repayments of our term loan borrowings in 21 consecutive quarterly installments, each in the amount of $612,249, with the balance of $230,817,776 due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

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

As of June 30, 2010, we were in compliance with all of the financial covenants in Credit Agreement. As of June 30, 2010, our leverage, interest coverage and EBITDAR ratios were 3.72, 2.55, and 6.15, respectively.

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

On April 15, 2010 we entered into a three-year interest rate cap agreement. This agreement caps the base interest rate on $125,000 of aggregate principal amount of our outstanding term loan at 9.5%.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificated of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 9 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: August 2, 2010	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2010	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)