Form 10-Q
period 2010-09-30
CARMIKE CINEMAS INC
filed 2010-11-01
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,882,673 shares outstanding as of October 20, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,510	$25,696
Restricted cash	79	403
Accounts receivable	4,508	5,010
Inventories	2,771	2,551
Prepaid expenses	6,270	6,791

Total current assets	18,138	40,451

Property and equipment:
Land	54,603	54,671
Buildings and building improvements	272,243	274,050
Leasehold improvements	121,879	125,075
Assets under capital leases	50,924	53,787
Equipment	214,820	214,293
Construction in progress	2,460	431

Total property and equipment	716,929	722,307
Accumulated depreciation and amortization	(343,677)	(331,728)

Property and equipment, net of accumulated depreciation	373,252	390,579

Assets held for sale	—	2,249
Intangible assets, net of accumulated amortization	1,139	1,251
Other assets	22,019	19,448

Total assets	$414,548	$453,978

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$15,090	$26,152
Accrued expenses	28,140	33,376
Current maturities of long-term debt, capital leases and long-term financing obligations	4,239	4,261

Total current liabilities	47,469	63,789

Long-term liabilities:
Long-term debt, less current maturities	233,578	248,171
Capital leases and long-term financing obligations, less current maturities	116,208	116,684
Other	14,458	14,032

Total long-term liabilities	364,244	378,887

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 20,000,000 shares authorized, 13,326,872 shares issued and 12,877,673 shares outstanding at September 30, 2010, and 13,266,372 shares issued and 12,862,963 shares outstanding at December 31, 2009	400	395
Treasury stock, 449,199 and 403,409 shares at September 30, 2010 and December 31, 2009, respectively	(11,657)	(10,945)
Paid-in capital	288,578	286,903
Accumulated deficit	(274,486)	(265,051)

Total stockholders’ equity	2,835	11,302

Total liabilities and stockholders’ equity	$414,548	$453,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$82,740	$82,011	$249,742	$251,985
Concessions and other	42,054	40,242	126,643	124,995

Total operating revenues	124,794	122,253	376,385	376,980
Operating costs and expenses:
Film exhibition costs	45,713	45,769	140,161	140,155
Concession costs	4,764	4,382	13,867	12,902
Other theatre operating costs	55,551	55,426	162,742	159,582
General and administrative expenses	4,365	3,879	13,669	11,744
Separation agreement charges	—	—	—	5,462
Depreciation and amortization	8,000	8,658	24,096	26,085
Gain on sale of property and equipment	(658)	(128)	(649)	(278)
Impairment of long-lived assets	220	17,188	3,944	17,188

Total operating costs and expenses	117,955	135,174	357,830	372,840

Operating income (loss)	6,839	(12,921)	18,555	4,140
Interest expense	8,786	7,589	27,451	25,343
Loss on extinguishment of debt	5	—	2,573	—

Loss from continuing operations before income tax	(1,952)	(20,510)	(11,469)	(21,203)
Income tax benefit	(2,543)	—	(1,984)	—

Income (loss) from continuing operations	591	(20,510)	(9,485)	(21,203)
Income (loss) from discontinued operations (Note 6)	(61)	(145)	50	(620)

Net income (loss)	$530	$(20,655)	$(9,435)	$(21,823)

Weighted average shares outstanding:
Basic	12,779	12,683	12,740	12,676
Diluted	12,794	12,683	12,740	12,676

Net income (loss) per common share (Basic and Diluted):
Income (loss) from continuing operations	$0.05	$(1.62)	$(0.74)	$(1.67)
Loss from discontinued operations, net of tax	(0.01)	(0.01)	—	(0.05)

Net income (loss) per common share	$0.04	$(1.63)	$(0.74)	$(1.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,435)	$(21,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,133	26,097
Amortization of debt issuance costs	2,682	1,585
Impairment of long-lived assets	3,944	17,188
Write-off unamortized debt issuance costs related to the extinguishment of debt	2,573	—
Stock-based compensation	1,680	842
Other	1,181	1,430
Gain on sale of property and equipment	(933)	(172)
Changes in operating assets and liabilities:
Accounts receivable and inventories	88	611
Prepaid expenses and other assets	2,258	(1,149)
Accounts payable	(11,475)	(414)
Accrued expenses and other liabilities	(4,753)	412

Net cash provided by operating activities	11,943	24,604

Cash flows from investing activities:
Purchases of property and equipment	(10,881)	(10,157)
Release of restricted cash	324	81
Proceeds from sale of property and equipment	3,879	2,976

Net cash used in investing activities	(6,678)	(7,100)

Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	262,350	—
Repayments of long-term debt	(277,722)	(17,065)
Debt issuance costs	(9,154)	—
Short-term borrowings	5,000	—
Repayments of short term borrowings	(5,000)	—
Repayments of capital lease and long-term financing obligations	(1,213)	(1,260)
Issuance of common stock	—	1
Purchase of treasury stock	(712)	(7)

Net cash used in financing activities	(26,451)	(18,331)

Increase (decrease) in cash and cash equivalents	(21,186)	(827)
Cash and cash equivalents at beginning of period	25,696	10,867

Cash and cash equivalents at end of period	$4,510	$10,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27,567	$23,135
Income taxes	$3,680	$300

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$419	$6

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2010 and 2009

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of September 30, 2010 and December 31, 2009, and the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first nine months of 2010.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance was effective for the Company beginning January 1, 2010. The adoption did not have an impact on the Company’s consolidated financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and nine months ended September 30, 2010, impairment charges aggregated to $0.2 million and $3.9 million, respectively. The impairment affected three theatres with 29 screens and 21 theatres with 212 screens for the three and nine months ended September 30, 2010, respectively. The Company recorded impairment charges of $17,188 during the three and nine months ended September 30, 2009. The impairment affected seven theatres with 85 screens for the three and nine months ended September 30, 2009. The impairments were primarily the result of deterioration in operating results of these theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and nine months ended September 30, 2010 was approximately $0.6 million and $13.2 million, respectively. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows and reference to appraised values.

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	September 30, 2010	December 31, 2009
Term loan	$238,063	$139,634
Less discount on term loan	(2,086)	—
Delayed draw term loan credit agreement	—	111,152

	235,977	250,786
Current maturities	(2,399)	(2,615)

	$233,578	$248,171

In January 2010, the Company entered into a $265,000 senior secured term loan facility with an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 3.5%, or the base rate plus a margin of 2.5% (subject to a floor of 3.0%), as the Company may elect. The debt was issued with a discount of approximately $2,600, which is being amortized to interest expense using the effective interest method over the life of the debt. The proceeds were used to repay the Company’s $170,000 seven year term loan that was due in May 2012 with a then outstanding balance of $139,600 and the $185,000 seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111,150. The Company recorded a loss on extinguishment of debt of $2,573 during the nine months ended September 30, 2010 for the write-off of unamortized debt issuance costs. The Company is currently required to make 20 consecutive principal repayments of the senior secured term loan borrowings in the amount of $600 on the last day of each calendar quarter, with a balance of $226,070 due at final maturity on January 27, 2016. During the nine months ended September 30, 2010, the Company voluntarily repaid $25,000 of principal on its new term loan. For the three months ended September 30, 2010 and 2009, the average interest rate on our debt was 5.50% and 3.84%, respectively.

In January 2010, the Company also entered into a new $30,000 revolving credit facility with an interest rate of LIBOR plus a margin of 4.0% (subject to a floor of 2.0%), or base rate plus a margin 3.0% (subject to a 3.0% floor), as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the new revolving credit facility. The commitment fee rate is initially 0.75% per annum, and is also subject to adjustment thereafter based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. The final maturity date of the new revolving credit facility is January 27, 2013. The new $30,000 revolving credit facility replaced the prior $50,000 revolving credit facility that was scheduled to mature in May 2010. There was no outstanding balance on the revolving credit facility at September 30, 2010.

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

The senior secured and revolving credit facilities are guaranteed by each of the Company’s subsidiaries and secured by a perfected first priority security interest in substantially all of the Company’s present and future assets.

The Company is required as part of the new senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

Interest Rate Cap Agreement

On April 15, 2010, the Company entered into a three-year interest rate cap agreement. This agreement caps the interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. The Company has not designated this agreement as an accounting hedge and changes in fair value of the cap agreement are recorded through earnings within interest expense. As of September 30, 2010, the fair value of the interest rate cap was immaterial.

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

The senior secured term loan facility also contains financial covenants that require the Company to maintain a ratio of funded debt to adjusted EBITDA of no more than 4.75, a ratio of adjusted EBITDA to interest expense of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense of no more than 7.15. Beginning with the three month period ending March 31, 2011, the financial covenants contain normal and customary periodic changes in the required ratios over the life of the senior secured credit agreement.

As of September 30, 2010, the Company was in compliance with all of the financial covenants in its senior secured credit agreement.

NOTE 4—INCOME TAXES

For the three months and nine months ended September 30, 2010, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes - Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of its deferred tax assets is not likely.

During 2010, the Company engaged outside tax specialists to assist in tax planning. As result of the tax planning, the Company reduced its 2009 federal and state income tax liability by $2.5 million from the amount estimated in its prior year tax provision. This tax benefit represents a change in estimate, which has been recorded in the three months ended September 30, 2010.

As a result of the limitations imposed by Section 382(g) and the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at September 30, 2010 and December 31, 2009.

The Company recognizes a tax benefit associated with an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company had no substantial uncertain tax position liabilities at September 30, 2010 or December 31, 2009.

The effective tax rate from continuing operations for the nine months ended September 30, 2010 was 17.3%, which differs from the statutory tax rates primarily due to the impact of Section 382 and the valuation allowance, offset by the tax benefit associated with the above referenced tax planning. The Company did not record an income tax provision or benefit in the three or nine months ended September 30, 2009 because it did not project taxable income for the full year and due to limitations on its net operating loss carry-forwards. The Company regularly assesses whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is maintained against the deferred tax asset.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of September 30, 2010, there were 383,250 shares available for future grants under the 2004 Incentive Stock Plan.

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

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded to the employee. As of September 30, 2010, the Company has issued and outstanding 66,000 shares of performance-based nonvested stock awards dependent on the achievement of EBITDA targets that vest over a three-year period. Performance-based nonvested stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance factor is probable.

The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company’s total stock-based compensation expense was approximately $458 and $364 for the three months ended September 30, 2010 and 2009, respectively, and $1,680 and $842 for the nine months ended September 30, 2010 and 2009, respectively. These amounts were recorded in general and administrative expenses. As of September 30, 2010, the Company had approximately $2,775 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.1 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during the first nine months of 2010 and 2009:

	2010	2009
Fair value of options on grant date	$6.84	$5.25
Expected life (years)	6.0	6.0
Risk-free interest rate	2.6%	2.7%
Expected dividend yield	—%	—%
Expected volatility	71.1%	68.3%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2010:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	550,000		$14.60	7.77
Granted	173,500		$10.60	9.41	$23
Exercised	—	$
Forfeited	(14,000)		$9.11

Outstanding at September 30, 2010	709,500		$13.73	7.44	$177

Exercisable on September 30, 2010	296,668		$19.88	5.25	$83

Expected to vest September 30, 2010	392,190		$9.31	9.00	$94

Options – Market Condition Vesting

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	190,000	$25.95	7.29
Forfeited	(20,000)	—

Outstanding at September 30, 2010	170,000	$25.95	6.54	$—

Exercisable on September 30, 2010	—	$—	—	$—

Expected to vest September 30, 2010	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance based awards, for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	179,500	$19.56
Granted	134,500	$11.20
Vested	(141,667)	$22.29
Forfeited	(8,000)	$13.67

Nonvested at September 30, 2010	164,333	$10.66

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2010 and 2009, the Company closed one and two theatres, respectively, and for the nine months ended September 30, 2010 and 2009, the Company closed seven and eight theatres, respectively. With respect to these closures during the three months ended September 30, 2010 and 2009, the Company did not classify any theatres as discontinued operations, and for the nine months ended September 30, 2010 and 2009, the Company classified one and three theatres, respectively, as discontinued operations.

All activity from prior years included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2010 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Revenue from discontinued operations	$—	$123

Operating loss before income taxes	$(32)	$(40)
Income tax expense for discontinued operations	$(29)	$—
Gain (loss) on disposal, before taxes	$—	$(105)
Income tax expense on disposal	$—	$—

Income (loss) from discontinued operations	$(61)	$(145)

	Nine Months Ended September 30,
	2010	2009
Revenue from discontinued operations	$148	$754

Operating loss before income taxes	$(212)	$(514)
Income tax benefit for discontinued operations	$67	$—
Gain (loss) on disposal, before taxes	$284	$(106)
Income tax expense on disposal	$(89)	$—

Income (loss) from discontinued operations	$50	$(620)

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

The fair value of the senior secured credit facilities described in Note 3 – “Debt”, which consists of a term loan and a revolving credit facility, is estimated based on quoted market prices at the date of measurement.

	As of September 30,	As of December 31,
	2010	2009
Carrying amount	$235,977	$250,786
Fair value	$239,286	$242,886

NOTE 9—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. For the three months ended September 30, 2010, common stock equivalents totaling 870,413 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock. As a result of the Company’s net losses, all common stock equivalents aggregating 1,058,792 for the nine months ended September 30, 2010 and 776,957 and 552,218 for the three and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

NOTE 10—GUARANTOR SUBSIDIARIES

On June 8, 2010 the Company filed a registration statement on Form S-3 which was amended on July 7, 2010 and August 13, 2010 and became effective on August 20, 2010. The registration statement registers certain securities, including debt securities which may be guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of September 30, 2010 and December 31, 2009 and for the three and nine months in the periods ended September 30, 2010 and September 30, 2009 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$4,510	$—	$4,510
Restricted cash	79	—	—	79
Accounts receivable	4,485	23	—	4,508
Inventories	543	2,228	—	2,771
Prepaid expenses	1,913	4,357	—	6,270

Total current assets	7,020	11,118	—	18,138

Property and equipment:
Land	13,716	40,887	—	54,603
Buildings and building improvements	50,458	221,785	—	272,243
Leasehold improvements	16,887	104,992	—	121,879
Assets under capital leases	8,675	42,249	—	50,924
Equipment	56,529	158,291	—	214,820
Construction in progress	485	1,975	—	2,460

Total property and equipment	146,750	570,179	—	716,929
Accumulated depreciation and amortization	(71,766)	(271,911)	—	(343,677)

Property and equipment, net of accumulated depreciation	74,984	298,268	—	373,252

Investment in subsidiaries and intercompany receivables	213,122	—	(213,122)	—
Assets held for sale	—	—	—	—
Other	14,228	7,791	—	22,019
Intangible assets, net of accumulated amortization	—	1,139	—	1,139

Total assets	$309,354	$318,316	$(213,122)	$414,548

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$14,685	$405	$—	$15,090
Accrued expenses	24,271	3,869	—	28,140
Current maturities of long-term debt, capital leases and long-term financing obligations	2,632	1,607	—	4,239

Total current liabilities	41,588	5,881	—	47,469

Long-term liabilities:
Long-term debt, less current maturities	233,578	—	—	233,578
Capital leases and long-term financing obligations, less current maturities	28,498	87,710	—	116,208
Intercompany liabilities	—	127,227	(127,227)	—
Other	2,856	11,602	—	14,458

Total long-term liabilities	264,932	226,539	(127,227)	364,244

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	288,578	237,800	(237,800)	288,578
Accumulated deficit	(274,486)	(151,905)	151,905	(274,486)

Total stockholders’ equity	2,835	85,896	(85,896)	2,835

Total liabilities and stockholders’ equity	$309,354	$318,316	$(213,122)	$414,548

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2009
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$16,232	$9,464	$—	$25,696
Restricted cash	403	—	—	403
Accounts receivable	4,819	191	—	5,010
Inventories	436	2,115	—	2,551
Prepaid expenses	2,553	4,238	—	6,791

Total current assets	24,443	16,008	—	40,451

Property and equipment:
Land	13,080	41,591	—	54,671
Buildings and building improvements	48,763	225,287	—	274,050
Leasehold improvements	16,668	108,407	—	125,075
Assets under capital leases	8,675	45,112	—	53,787
Equipment	55,341	158,952	—	214,293
Construction in progress	431	—	—	431

Total property and equipment	142,958	579,349	—	722,307
Accumulated depreciation and amortization	(66,136)	(265,592)	—	(331,728)

Property and equipment, net of accumulated depreciation	76,822	313,757	—	390,579

Investment in subsidiaries and intercompany receivables	227,125	—	(227,125)	—
Assets held for sale	1,273	976	—	2,249
Other	11,537	7,911	—	19,448
Intangible assets, net of accumulated amortization	—	1,251	—	1,251

Total assets	$341,200	$339,903	$(227,125)	$453,978

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$25,738	$414	$—	$26,152
Accrued expenses	22,105	11,271	—	33,376
Current maturities of long-term debt, capital leases and long-term financing obligations	2,780	1,481	—	4,261

Total current liabilities	50,623	13,166	—	63,789

Long-term liabilities:
Long-term debt, less current maturities	248,171	—	—	248,171
Capital leases and long-term financing obligations, less current maturities	28,491	88,193	—	116,684
Intercompany liabilities	—	134,631	(134,631)	—
Other	2,613	11,419	—	14,032

Total long-term liabilities	279,275	234,243	(134,631)	378,887

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	395	1	(1)	395
Treasury stock	(10,945)	—	—	(10,945)
Paid-in capital	286,903	237,800	(237,800)	286,903
Accumulated deficit	(265,051)	(145,307)	145,307	(265,051)

Total stockholders’ equity	11,302	92,494	(92,494)	11,302

Total liabilities and stockholders’ equity	$341,200	$339,903	$(227,125)	$453,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,775	$68,965	$—	$82,740
Concessions and other	13,281	34,787	(6,014)	42,054

Total operating revenues	27,056	103,752	(6,014)	124,794

Operating costs and expenses:
Film exhibition costs	7,648	38,065	—	45,713
Concession costs	845	3,919	—	4,764
Other theatre operating costs	10,732	50,833	(6,014)	55,551
General and administrative expenses	3,758	607	—	4,365
Depreciation and amortization	1,704	6,296	—	8,000
Gain on sale of property and equipment	52	(710)	—	(658)
Impairment of long-lived assets	—	220	—	220

Total operating costs and expenses	24,739	99,230	(6,014)	117,955

Operating income	2,317	4,522	—	6,839
Interest expense	2,538	6,248	—	8,786
Equity in earnings of subsidiaries	(975)	—	975	—
Loss on extinguishment of debt	5	—	—	5

Income (loss) before income tax and discontinued operations	749	(1,726)	(975)	(1,952)
Income tax expense (benefit)	226	(2,769)	—	(2,543)

(Loss) income from continuing operations	523	1,043	(975)	591
Income (loss) from discontinued operations	7	(68)	—	(61)

Net income (loss)	$530	$975	$(975)	$530

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$43,124	$206,618	$—	$249,742
Concessions and other	40,923	103,763	(18,043)	126,643

Total operating revenues	84,047	310,381	(18,043)	376,385

Operating costs and expenses:
Film exhibition costs	24,495	115,666	—	140,161
Concession costs	2,530	11,337	—	13,867
Other theatre operating costs	31,869	148,916	(18,043)	162,742
General and administrative expenses	11,784	1,885	—	13,669
Depreciation and amortization	4,953	19,143	—	24,096
Gain on sale of property and equipment	68	(717)	—	(649)
Impairment of long-lived assets	171	3,773	—	3,944

Total operating costs and expenses	75,870	300,003	(18,043)	357,830

Operating income	8,177	10,378	—	18,555
Interest expense	8,079	19,372	—	27,451
Equity in loss of subsidiaries	6,598	—	(6,598)	—
Loss on extinguishment of debt	2,573	—	—	2,573

Income (loss) before income tax and discontinued operations	(9,073)	(8,994)	6,598	(11,469)
Income tax expense	358	(2,342)	—	(1,984)

Income (loss) from continuing operations	(9,431)	(6,652)	6,598	(9,485)
Income (loss) from discontinued operations	(4)	54	—	50

Net income (loss)	$(9,435)	$(6,598)	$6,598	$(9,435)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2009
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,618	$68,393	$—	$82,011
Concessions and other	12,889	33,256	(5,903)	40,242

Total operating revenues	26,507	101,649	(5,903)	122,253

Operating costs and expenses:
Film exhibition costs	7,755	38,014	—	45,769
Concession costs	775	3,607	—	4,382
Other theatre operating costs	11,024	50,305	(5,903)	55,426
General and administrative expenses	3,318	561	—	3,879
Separation agreement charges	—	—	—	—
Depreciation and amortization	1,677	6,981	—	8,658
Gain on sale of property and equipment	(2)	(126)	—	(128)
Impairment of goodwill	—	—	—	—
Impairment of long-lived assets	4,520	12,668	—	17,188

Total operating costs and expenses	29,067	112,010	(5,903)	135,174

Operating (loss) income	(2,560)	(10,361)	—	(12,921)
Interest expense	1,980	5,609	—	7,589
Equity in loss of subsidiaries	16,113	—	(16,113)	—
Loss on extinguishment of debt	—	—	—	—
Gain on sale of investments	—	—	—	—

(Loss) income before income tax and discontinued operations	(20,653)	(15,970)	16,113	(20,510)
Income tax expense	—	—	—	—

Loss from continuing operations	(20,653)	(15,970)	16,113	(20,510)
Loss from discontinued operations	(2)	(143)	—	(145)

Net income (loss)	$(20,655)	$(16,113)	$16,113	$(20,655)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2009
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$42,024	$209,961	$—	$251,985
Concessions and other	40,126	103,078	(18,209)	124,995

Total operating revenues	82,150	313,039	(18,209)	376,980

Operating costs and expenses:
Film exhibition costs	23,831	116,324	—	140,155
Concession costs	2,329	10,573	—	12,902
Other theatre operating costs	32,048	145,743	(18,209)	159,582
General and administrative expenses	9,824	1,920	—	11,744
Separation agreement charges	5,452	10	—	5,462
Depreciation and amortization	5,289	20,796	—	26,085
Gain on sale of property and equipment	29	(309)	—	(278)
Impairment of goodwill	—	—	—	—
Impairment of long-lived assets	4,450	12,740	—	17,188

Total operating costs and expenses	83,252	307,796	(18,209)	372,840

Operating (loss) income	(1,102)	5,243	—	4,140
Interest expense	6,612	18,731	—	25,343
Equity in loss of subsidiaries	14,057	—	(14,057)	—
Loss on extinguishment of debt	—	—	—	—
Gain on sale of investments	—	—	—	—

Income (loss) income before income tax and discontinued operations	(21,771)	(13,488)	14,057	(21,203)
Income tax expense	—	—	—	—

Income (loss) from continuing operations	(21,771)	(13,488)	14,057	(21,203)
Loss from discontinued operations	(52)	(568)	—	(620)

Net income (loss)	$(21,823)	$(14,057)	$14,057	$(21,823)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	3,296	8,647	—	11,943

Cash flows from investing activities:
Purchases of property and equipment	(1,901)	(8,980)		(10,881)
Proceeds from sale of property and equipment	4	3,875		3,879
Other Investing activities	324	—		324

Net cash used in investing activities	(1,573)	(5,105)		(6,678)

Cash flows from financing activities:
Issuance of long-term debt	262,350	—		262,350
Repayments of long-term debt	(277,845)	(1,090)		(278,935)
Change in intercompany receivable/liabilities	7,406	(7,406)		—
Other financing activities	(9,866)	0		(9,866)

Net cash (used in) provided by financing activities	(17,955)	(8,496)	—	(26,451)

Increase / (decrease) in cash and cash equivalents	(16,232)	(4,954)	—	(21,186)
Cash and cash equivalents at beginning of period	16,232	9,464		25,696

Cash and cash equivalents at end of period	—	4,510	—	4,510

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2009
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,771	$12,268	$8,565	$24,604

Cash flows from investing activities:
Purchases of property and equipment	(4,916)	(5,241)	—	(10,157)
Proceeds from sale of property and equipment	80	2,896	—	2,976
Other Investing activities	81	—	—	81

Net cash used in investing activities	(4,755)	(2,345)	—	(7,100)

Cash flows from financing activities:
Repayments of long-term debt	(17,252)	(1,073)	—	(18,325)
Change in intercompany receivable/liabilities	19,488	(19,488)	—	—
Other financing activities	(6)	—	—	(6)

Net cash used in financing activities	2,230	(20,561)	—	(18,331)

Increase / (decrease) in cash and cash equivalents	1,246	(10,638)	8,565	(827)
Cash and cash equivalents at beginning of period	—	19,432	(8,565)	10,867

Cash and cash equivalents at end of period	$1,246	$8,794	$—	$10,040

NOTE 11—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement has an initial term of one year, and may be extended upon the written consent of both parties. Bigfoot paid the Company an initial fee of $25,000 and is required to pay an amount equal to the greater of $5,000 per month or 6% of the theatre’s gross revenues, during the initial term.

NOTE 12—SUBSEQUENT EVENT

On October 14, 2010, the Company finalized the modification of its long-term exhibition agreement with Technicolor Cinema Advertising, LLC (“Screenvision”), the Company’s exclusive provider of on-screen advertising services. The modified exhibition agreement (the “Modified Exhibition Agreement”) extends the Company’s exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”). Other than the extension of the term, the operational provisions of the Modified Exhibition Agreement are not significantly different from the existing exhibition agreement, including the ongoing monthly attendance-based payments from Screenvision.

In connection with the Modified Exhibition Agreement, the Company will receive a cash payment of $30 million from Screenvision in January 2011 and, on October 14, 2010, the Company received membership units representing approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”), a holding company of the Screenvision business. The units are structured as a profits interest and entitle the Company to receive, upon liquidation of SV Holdco, a pro rata share of the liquidation proceeds, provided that applicable distribution thresholds are satisfied. The Company will also receive additional units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial units, based upon changes in the Company’s future theatre and screen count. Bonus units and those initial units also subject to forfeiture will each become non-forfeitable on the expiration date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in the Company’s consolidated financial statements until such units become non-forfeitable. Both the cash and non-forfeitable unit consideration will be deferred and recognized as concessions and other revenue on a straight line basis over the 30-year term of the Modified Exhibition Agreement.

The Company will apply the equity method of accounting for its non-forfeitable units and will record the related percentage of the earnings or losses of SV Holdco in its Consolidated Statement of Operations beginning on October 14, 2010.

The Company anticipates that it will recognize a tax basis for these units that is lower than its carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company expects to record a related liability for this uncertain tax position during the fourth quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of September 30, 2010 we owned, operated or had an interest in 240 theatres with 2,241 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of September 30, 2010, we had 222 theatres with 2,111 screens on a digital-based platform, including 200 theatres with 591 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability provides a competitive advantage to us in many markets where we compete for film and patrons.

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

We generate the majority of our box office revenue from a particular film within the first 30 days of its release date to theater exhibitors. Historically, films have not been released in other formats, such as DVD or video-on-demand, until approximately 120 days after the film’s initial release. However, over the past several years, the release window for films in other formats has shortened. It is possible that these release windows will continue to shorten, which could impact our ability to attract patrons to our theatres.

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

In light of the continuing challenging conditions in the credit markets and the wider economy, we continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to improving the condition of our theatres and reducing our overall leverage. To this end, during the nine months ended September 30, 2010, we made voluntary pre-payments of $25 million to reduce bank debt.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2010 and September 30, 2009

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average theatres	240	246	242	248
Average screens	2,244	2,284	2,266	2,286
Average attendance per screen (1)	5,576	5,567	16,252	17,129
Average admission per patron (1)	$6.61	$6.46	$6.78	$6.45
Average concessions and other sales per patron (1)	$3.36	$3.17	$3.44	$3.20
Total attendance (in thousands) (1)	12,511	12,713	36,831	39,164
Total revenues (in thousands)	$124,794	$122,253	$376,385	$376,980

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 2.0% to $124.8 million for the three months ended September 30, 2010 compared to $122.3 million for the three months ended September 30, 2009, due to an increase in average admissions per patron from $6.46 in the third quarter of 2009 to $6.61 for the third quarter of 2010 and an increase in average concessions and other sales per patron from $3.17 for the third quarter of 2009 to $3.36 for the third quarter of 2010, partially offset by a decrease in total attendance from 12.7 million in the third quarter of 2009 to 12.5 million for the third quarter of 2010. Attendance was down period over period due to a less favorable movie slate while average admissions per patron increased primarily due to premium 3-D pricing. Average concessions and other sales per patron increased, primarily due to pricing increases on concession products.

Total revenue decreased approximately 0.1% to $376.4 million for the nine months ended September 30, 2010 compared to $376.9 million for the nine months ended September 30, 2009, due to a decrease in total attendance from 39.2 million for the 2009 period to 36.8 million for the 2010 period, partially offset by an increase in average admissions per patron from $6.45 for the 2009 period to $6.78 for the 2010 period and an increase in average concessions and other sales per patron from $3.20 for the 2009 period to $3.44 for the 2010 period.

Admissions revenue increased approximately 0.9% to $82.7 million for the three months ended September 30, 2010 from $82.0 million for the same period in 2009, due to an increase in the average admissions per patron from $6.46 in the third quarter of 2009 to $6.61 for the third quarter of 2010, partially offset by a decrease in total attendance from 12.7 million for the third quarter of 2009 to 12.5 million for the third quarter of 2010.

Admissions revenue decreased approximately 0.9% to $249.7 million for the nine months ended September 30, 2010 from $251.9 million for the same period in 2009, due to a decrease in total attendance from 39.2 million for the 2009 period to 36.8 million for the 2010 period, partially offset by an increase in average admissions per patron from $6.45 for the 2009 period to $6.78 for the 2010 period.

Concessions and other revenue increased approximately 4.4% to $42.1 million for the three months ended September 30, 2010 compared to $40.2 million for the same period in 2009, due to an increase in average concessions and other sales per patron from $3.17 for the third quarter of 2009 to $3.36 for the third quarter of 2010, partially offset by a decrease in total attendance from 12.7 million for the third quarter of 2009 to 12.5 million for the third quarter of 2010.

Concessions and other revenue increased approximately 1.4% to $126.6 million for the nine months ended September 30, 2010 compared to $124.9 million for the same period in 2009, due to an increase in average concessions and other sales per patron from $3.20 for the 2009 period to $3.44 for the 2010 period, partially offset by a decrease in total attendance from 39.2 million for the 2009 period to 36.8 million for the 2010 period.

We operated 240 theatres with 2,241 screens at September 30, 2010 compared to 246 theatres with 2,282 screens at September 30, 2009.

Operating costs and expenses. The tables below summarize operating expense data for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
($’s in thousands)	2010	2009	% Change	2010	2009	% Change
Film exhibition costs	$45,713	$45,769	(0)	$140,161	$140,155	0
Concession costs	$4,764	$4,382	9	$13,867	$12,902	7
Other theatre operating costs	$55,551	$55,426	0	$162,742	$159,582	2
General and administrative expenses	$4,365	$3,879	13	$13,669	$11,744	16
Depreciation and amortization	$8,000	$8,658	(8)	$24,096	$26,085	(8)
Gain on sale of property and equipment	$(658)	$(128)	n/m	$(649)	$(278)	n/m
Impairment of long-lived assets	$220	$17,188	n/m	$3,944	$17,188	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2010 decreased to $45.7 million as compared to $45.8 million for the three months ended September 30, 2009 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs for the three months ended September 30, 2010 decreased to 55.2% as compared to 55.8% for the three months ended September 30, 2009 primarily as a result of a reduction in advertising expenses. Film exhibition costs for the nine months ended September 30, 2010 increased from $140.1 million for the nine months ended September 30, 2010 to $140.2 million for the nine months ended September 30, 2010. As a percentage of admissions revenue, film exhibition costs for the nine months ended September 30, 2010 increased to 56.1% as compared to 55.6% for the nine months ended September 30, 2009 primarily as a result of higher film rent on 3-D and top-tier films partially offset by a reduction in advertising expense in the first nine months of 2010.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs increased to approximately $4.8 million for the three months ended September 30, 2010 from $4.4 million for the three months ended September 30, 2009 due to increased product cost and lower volume based incentives from suppliers. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2010 were 11.4% as compared to 10.9% for the three months ended September 30, 2009 primarily due to an increase in cost of concession supplies and lower concession rebates compared to 2009. Concession costs increased to approximately $13.9 million compared to $12.9 million for the nine months ended September 30, 2010 and 2009, respectively, due to higher average concessions and other sales to patrons partially offset by decreased attendance. As a percentage of concessions and other revenues, concession costs were 11.0% for the nine months ended September 30, 2010 and 10.3% for the nine months ended September 30, 2009 due to a decrease in concession volume rebates and an increase in the cost of concession supplies.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2010 increased to $55.6 million as compared to $55.4 million for the three months ended September 30, 2009. The increase in our other theatre operating costs was primarily the result of an increase in theatre occupancy costs and utilities, partially offset by a reduction in professional fees and debit/credit card fees. Other theatre operating costs for the nine months ended September 30, 2010 increased to $162.7 million as compared to $159.6 million for the nine months ended September 30, 2009. The increase in our other theatre operating costs was primarily the result of increases in taxes and licenses, increases in salaries and wages expense, increases in insurance costs and increases in 3-D equipment service charges, which was partially offset by a reduction in repairs and maintenance expenses. Taxes and licenses expense during the nine months ended September 30, 2010 was negatively impacted by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred primarily in 2005 and 2006.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2010 increased to $4.4 million as compared to $3.9 million for the three months ended September 30, 2009. The increase in our general and administrative expenses was due to an increase in legal and professional fees offset by a reduction in salaries expense. General and administrative expenses for the nine months ended September 30, 2010 increased to $13.7 million as compared to $11.7 million for the nine months ended September 30, 2009. This increase in our general and administrative expense was principally due to an increase in employee benefits and legal and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the three and nine months ended September 30, 2010 decreased approximately 7.6% as compared to the three and nine months ended September 30, 2009. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales, prior period impairments and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net gain on sales of property and equipment. We recognized a gain of $658,000 on the sales of property and equipment for the three months ended September 30, 2010, as compared to a gain of $128,000 for the three months ended September 30, 2009. We recognized a gain of $649,000 on the sales of property and equipment for the nine months ended September 30, 2010, as compared to a gain of $278,000 for the nine months ended September 30, 2009.

Separation agreement charges. We recognized charges of $5.5 million for estimated expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick during the nine months ended September 30, 2009. We did not record separation charges for the nine months ended September 30, 2010 or the three months ended September 30, 2009 and 2010.

Impairment of long-lived assets. Impairment of long-lived assets decreased from $17.2 million for the three and nine months ended September 30, 2009 to $0.2 million and $3.9 million, respectively, for the three and nine months ended September 30, 2010. The $3.9 million of impairment charges for the nine months ended September 30, 2010 pertained to continuing operations. The impairment charges for the nine months ended September 30, 2010 affect 21 theatres with 212 screens and were primarily the result of deterioration in operating results.

Operating Income (loss). Operating income for the three months ended September 30, 2010 was $6.8 million as compared to operating loss of $12.9 million for the three months ended September 30, 2009. This fluctuation is primarily a result of an impairment charge of $17.2 million in the third quarter of 2009 and the factors described above. Operating income for the nine months ended September 30, 2010 increased to $18.6 million as compared to $4.1 million for the nine months ended September 30, 2009. As a percentage of revenues, operating income for the nine months ended September 30, 2010 was 4.9% as compared to 1.1% for the nine months ended September 30, 2009. These fluctuations are primarily a result of the impairment and separation agreement charges incurred in 2009 and the other factors described above.

Interest expense, net. Interest expense, net for the three months ended September 30, 2010 increased 15.8% to $8.8 million from $7.6 million for the three months ended September 30, 2009. The increase was primarily related to a combination of an increase in interest rates partially offset by a decrease in the average debt outstanding. Interest income, included in interest expense, net, was $59,000 for the three months ended September 30, 2010 as compared to $28,000 for the same period in 2009. Interest expense, net for the nine months ended September 30, 2010 increased 8.3% from $25.3 million for the nine months ended September 20, 2009 to $27.5 million. Interest costs in 2010 were also negatively impacted by interest costs of approximately $0.7million associated with underpayment of sales and use taxes related to prior years.

Income tax. During the three and nine months ended September 30, 2010, we recorded income tax benefit of $2.5 million and $2.0 million, respectively. We did not record an income tax provision or benefit in the nine months ended September 30, 2009 because we did not project taxable income for the full year and due to the limitations on our net operating loss carryforwards.

During the three months ended September 30, 2010, we finalized and filed our 2009 federal income tax return. In the completion of our 2009 tax return, we engaged outside tax specialists to assist in tax planning. As result of the tax planning, we reduced our 2009 federal and state income tax by $2.5 million from the amount estimated in the prior year tax provision. This tax benefit represents a change in estimate, which has been recorded in the three months ended September 30, 2010.

Income (loss) from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2010 and 2009, we closed one and two theatres, respectively, and for the nine months ended September 30, 2010 and 2009, we closed seven and eight theatres, respectively. With respect to these closures during the three months ended September 30, 2010 and 2009, we did not classify any theatres as discontinued operations, and for the nine months ended September 30, 2010 and 2009, we classified one and three theatres, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

The accompanying condensed consolidated statements of operations separately show the results from discontinued operations through the respective dates of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material. We recorded a loss from discontinued operations, net of tax benefit, for the three months ended September 30, 2010 of $61,000 and income from discontinued operations, net of tax benefit, for the nine months ended September 30, 2010 of $50,000. For the three and nine months ended September 30, 2009 we recorded a loss of $146,000 and $620,000, respectively. The results from discontinued operations include a gain of zero and $284,000 for the three and nine months ended September 30, 2010, respectively, on disposal of assets, net of taxes, and a loss on disposal of assets of $106,000 for the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $29.3 million as of September 30, 2010 compared to a working capital deficit of $23.3 million at December 31, 2009.

At September 30, 2010, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $4.5 million in cash and cash equivalents on hand as compared to $25.7 million in cash and cash equivalents at December 31, 2009. On January 27, 2010, we terminated our prior $50.0 million revolving credit facility and entered into our existing $30.0 million three year revolving credit facility. The material terms of our new revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

In October 2010, we modified our existing theatre exhibition agreement with Screenvision, which extends our current theatre exhibition agreement with Screenvision for a 30 year term. As part of the agreement, we will receive $30.0 million from Screenvision in January 2011. We intend to primarily use these funds, net of related taxes, to make additional prepayments on our existing term loan.

Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $24.6 million for the nine months ended September 30, 2009. This decrease in our cash provided by operating activities was due primarily to a reduction in accounts payable and accrued expenses as compared to the prior period. Net cash used in investing activities was $6.7 million for the nine months ended September 30, 2010 compared to $7.1 million for the nine months ended September 30, 2009. The decrease in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment and a decrease in proceeds from sales of property and equipment. Capital expenditures were $10.9 million for the nine months ended September 30, 2010 and $10.2 million for the nine months ended September 30, 2009 primarily due to additional 3-D rollouts, Big D renovations, and theatre renovations. Net cash used in financing activities was $26.5 million for the nine months ended September 30, 2010 compared to $18.3 million for the nine months ended September 30, 2009. The increase in our net cash used in financing activities is primarily due to $25.0 million of unscheduled prepayments of long-term debt in the first nine months of 2010 as compared to $5.0 million of unscheduled prepayments of long-term debt in the first nine months of 2009 and the incurrence of $9.0 million of debt issuance costs in the first nine months of 2010.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first nine months of 2010, we closed seven of our underperforming theatres and estimate closing up to an aggregate of ten theatres in 2010.

We plan to make a total of approximately $15 million to $20 million in capital expenditures for calendar year 2010. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $22 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. We have announced plans to install our own large digital format screen. The BigD-Large Format Digital Experience will include a larger screen, enhanced sound and premium seating accommodations. We intend to roll out the BigD-Large Format Digital Experience at up to 24 locations by the end of 2011.

Credit Agreement and Covenant Compliance

On January 27, 2010, we entered into a new Credit Agreement (the “Credit Agreement”), by and among us, as borrower, and several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. Our new long-term debt obligations consist of the following:

•	a $265.0 million six year term loan facility (issued at a $2.6 million discount) that matures on January 27, 2016 and

•	a $30.0 million three year revolving credit facility that matures on January 27, 2013.

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

We are required to make principal repayments of our term loan borrowings in 20 consecutive quarterly installments, each in the amount of $600,000, with the balance of $226,070,000 due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

Debt Covenant Compliance

The new Credit Agreement also contains financial covenants that require us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) of no more than 4.75, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense (“EBITDAR ratio”) of no more than 7.15.

As of September 30, 2010, we were in compliance with all of the financial covenants in Credit Agreement. As of September 30, 2010, our leverage, interest coverage and EBITDAR ratios were 3.56, 2.53, and 6.02, respectively.

While we currently believe we will remain in compliance with these financial covenants through September 30, 2011 based on current projections, it is possible that we may not comply with some or all of our financial covenants. In order to avoid such non-compliance, we have the ability to reduce, postpone or cancel certain identified discretionary spending. We could also seek waivers or amendments to the credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to the credit agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facilities due and payable.

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

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for us beginning January 1, 2010 and did not have an impact on our consolidated financial statements.

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

As previously disclosed, on April 15, 2010 we entered into a three-year interest rate cap agreement. This agreement caps the base interest rate on $125,000 of aggregate principal amount of our outstanding term loan at 9.5%. A 100 point basis change in interest rates would not have a material impact on the consolidated financial statements.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7 “Commitments and Contingencies,” under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. Other than as noted below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our ability to attract patrons is also affected by (1) the DVD release window, which is the time between the release of a film for play in theatres and when the film is available on DVD for general public sale or rental and (2) the video-on-demand release window, which is the time between the release of a film for play in theatres and when the film is available on video-on-demand services for public viewing. Each of these release windows has been narrowing over the past several years. For example, we believe the DVD and video-on-demand release windows currently average approximately four months. It is also possible that these release windows could shorten in the near future. If these release windows continue to shorten, it might impact our ability to attract patrons to our theatres.

Theatres also face competition from a variety of other forms of entertainment competing for the public’s leisure time and disposable income, including sporting events, concerts, live theatre and restaurants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
2.1	Subscription Agreement between Carmike Cinemas, Inc. and SV Holdco, LLC, dated as of September 27, 2010 (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.2	Amended and Restated Liability Company Agreement of SV Holdco, LLC, dated as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 9 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: November 1, 2010	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2010	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)