Form 10-K
period 2010-12-31
CARMIKE CINEMAS INC
filed 2011-03-08
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2011, 13,331,872 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 30, 2010 was approximately $80.8 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2011 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2010, we owned, operated or had an interest in 239 theatres with 2,236 screens located in 36 states. The majority of our theatres are equipped to provide digital cinema and as of December 31, 2010, we had 220 theatres (92% of our theatres) with 2,103 screens (94% of our screens) on a digital-based platform. In addition, we continue to expand our 3-D cinema deployments and as of December 31, 2010 we had 200 theatres (84% of our theatres) with 596 screens (27% of our screens) equipped for 3-D.

We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2010:

State	Theatres	Screens
Alabama	13	147
Arkansas	8	68
California	1	1
Colorado	6	51
Delaware	1	14
Florida	9	76
Georgia	22	229
Idaho	2	17
Illinois	10	100
Indiana	3	42
Iowa	5	61
Kansas	1	12
Kentucky	5	27
Michigan	13	100
Minnesota	6	65
Missouri	1	10
Montana	6	56
Nebraska	2	12
New Mexico	1	2
New York	1	8
North Carolina	24	264
North Dakota	5	33
Ohio	4	35
Oklahoma	10	59
Oregon	1	12
Pennsylvania	18	149
South Carolina	10	87
South Dakota	5	38
Tennessee	21	214
Texas	9	92
Utah	3	39
Virginia	6	48
Washington	1	12
West Virginia	2	20
Wisconsin	3	27
Wyoming	1	9

Totals	239	2,236

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2010, we operated 18 theatres with 128 screens as discount theatres.

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

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre
Total at January 1, 2008	264	2,349	8.9
New construction	3	32
Closures	(17)	(94)

Total at December 31, 2008	250	2,287	9.1

New construction	5	60
Closures	(11)	(70)

Total at December 31, 2009	244	2,277	9.3

New construction	3	12
Closures	(8)	(53)

Total at December 31, 2010	239	2,236	9.4

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

We opened three theatres during the year ended December 31, 2010. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

In 2010, we converted our first three auditoriums to our “Big D®” format. Big D auditoriums include wall to wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2011.

Screen Advertising

On October 14, 2010, we finalized the modification of our long-term exhibition agreement with Technicolor Cinema Advertising, LLC (“Screenvision”), our exclusive provider of on-screen advertising services. The modified exhibition agreement (the “Modified Exhibition Agreement”) extends our exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”).

In connection with the Modified Exhibition Agreement, we received a cash payment of $30 million from Screenvision in January 2011 and, on October 14, 2010, we received membership units representing approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”), a holding company of the Screenvision business. The units are structured as a “profits interest” and entitle us to receive certain pro rata distributions (such as dividends or distributions upon a liquidation of SV Holdco). We will also receive additional units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of our initial units, based upon changes in our future theatre and screen count. Bonus units and those initial units also subject to forfeiture will each become non-forfeitable on the expiration date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in our consolidated financial statements until such units become non-forfeitable. Both the cash and non-forfeitable unit consideration will be deferred and recognized as concessions and other revenue on a straight line basis over the 30-year term of the Modified Exhibition Agreement. We have applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in our Consolidated Statement of Operations beginning on October 14, 2010. The non-forfeitable ownership interest in SV Holdco was recorded at estimated fair value.

Operations

Our theatre operations are under the supervision of our Senior Vice President and Chief Operating Officer, our Vice President—General Manager Theatre Operations and our two division managers. The division managers are responsible for implementing our operating policies and supervising our thirteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters. We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales.

Box office admissions. The majority of our revenues comes from the sale of movie tickets. For the year ended December 31, 2010, box office admissions totaled $327.3 million, or 67% of total revenues. At December 31, 2010, of our 239 theatres, 221 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, thirteen theatres exhibited first-run films at a reduced admission price, and the remaining 18 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance on the Internet for our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $163.9 million, or 33% of total revenues for the year ended December 31, 2010. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, flavored popcorn, candy, cotton candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs, pizza and pretzels in order to respond to competitive conditions. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

During 2010, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of

Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

During 2010, we purchased most of our beverage supplies from The Coca-Cola Company. In addition, as a result of the GKC theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to our 26 GKC theatres. Pepsi-Cola beverage supplies are made available to us at our GKC theatres at Pepsi-Cola’s national account pricing in effect from time to time during the contract term. The term of the Pepsi-Cola contract is based on the volume of our purchases, and we expect it to expire during 2011. Our contract with the Coca-Cola Company to provide beverage supplies to our theatres expires December 31, 2013. The Coca-Cola Company contract initially covers all theatres not subject to the Pepsi-Cola contract, and will expand to cover all our theatres upon the expiration of the Pepsi-Cola contract.

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

Loyalty Program

We believe that it is important to build patron loyalty through enhancing the benefits received by attending one of our theatres. On October 1, 2010, we initiated the Carmike Rewards® program, a moviegoer loyalty program. Carmike Rewards’ members earn points based on admissions and concessions purchases at any Carmike theatre. Upon achieving designated point thresholds, members are eligible for specified awards, such as admission tickets and concession items.

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

The table below depicts the industry’s top 10 films for the year ended December 31, 2010 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	Avatar: 3D	1	Avatar: 3D
2	Toy Story 3: 3D	2	The Twilight Saga: Eclipse
3	Alice in Wonderland: 3D	3	Alice in Wonderland: 3D
4	Iron Man 2	4	Toy Story 3: 3D
5	The Twilight Saga: Eclipse	5	Iron Man 2
6	Inception	6	Harry Potter and the Deathly Hallows Part 1
7	Harry Potter and the Deathly Hallows Part 1	7	Inception
8	Despicable Me: 3D	8	Shrek Forever After: 3D
9	Shrek Forever After: 3D	9	How to Train Your Dragon: 3D
10	How to Train Your Dragon: 3D	10	Karate Kid

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following eleven major distributors accounted for over 90% of our box office admissions for the year ended December 31, 2010: Walt Disney Studios Motion Pictures, 20th Century Fox, Paramount, Sony Pictures Entertainment, Sony Classics, Universal, Summit Entertainment, Warner Brothers, Lions Gate Features, Weinstein Co., and Focus Features.

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

As of December 31, 2010, we had 220 theatres with 2,103 screens on a digital-based platform, and 200 theatres with 596 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

We have experienced an increase in alternative content available to us as well as a growing slate of 3-D content. As directors and producers continue to embrace new technology in their productions, we expect new and innovative forms of alternative content to be available. Recently, 3-D versions of a movie have generated significantly more attendance than 2-D versions of the same movie at an additional $2.50 to $4.00 more per ticket for 3-D movies. We believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues as the availability of 3-D and alternative content increases.

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

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which has resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas. To the best of our knowledge, in 2010 competitors opened, announced plans or started construction on new theatres in markets where we have 11 theatres with 125 screens, representing 6.4% of our total attendance for the year ended December 31, 2010.

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

Employees

As of December 31, 2010, we had approximately 6,165 employees, none of whom were covered by collective bargaining agreements and 5,550 of whom were part-time. As of December 31, 2010, approximately 58% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Trademarks and Trade-Names

We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, Big D®, Carmike Rewards®, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola®, Pepsi-Cola®, Christie®, RealD®, Screenvision® and Texas Instruments “DLP”® are registered trademarks used in this Annual Report on Form 10-K and are owned by and belong to each of these companies, respectively.

Corporate Information

Carmike Cinemas, Inc. was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of our predecessor, the Martin Theatres circuit. Our predecessor companies date back to the 1930s. Our principal executive offices are located at 1301 First Avenue, Columbus, Georgia 31901, and our telephone number is (706) 576-3400.

Website Access

Our website address is www.carmike.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports required to be filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, at our website under the heading “Carmike Investors, SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file such material or furnish it to the SEC.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 1, 2011 regarding our executive officers.

Name	Age	Title
S. David Passman III	58	President and Chief Executive Officer
Fred W. Van Noy	53	Senior Vice President, Chief Operating Officer and Director
Richard B. Hare	44	Senior Vice President—Finance, Treasurer, and Chief Financial Officer
Lee Champion	60	Senior Vice President, General Counsel and Secretary
H. Madison Shirley	59	Senior Vice President—Concessions and Assistant Secretary
Gary F. Krannacker	48	Vice President—General Manager Theatre Operations
John A. Lundin	61	Vice President—Film
Jeffrey A. Cole	51	Assistant Vice President—Controller

S. David Passman III, 58, has served as President and Chief Executive Officer of Carmike since June 2009 and director since June 2003. Previously, Mr. Passman served as President and CEO of IBS-STL, Inc., a book publishing and distribution company, from June 2005 until January 2009. He served as the President of the Harland Printed Products and Harland Checks divisions of John H. Harland Company, a provider of printed products and software and related services to the financial institution market, from 1999 to 2003, and also served as its CFO from 1996 to 1999. Mr. Passman is a former partner of Deloitte & Touche LLP, a public accounting firm, where he served as the Managing Partner of the Atlanta office from 1993 to 1996.

Fred W. Van Noy, 53, has served as a director since December 2004. Mr. Van Noy joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer.

Richard B. Hare, 44, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to

March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Lee Champion, 60, rejoined us as Senior Vice President, General Counsel and Secretary in September 2005. Mr. Champion had previously served in the same capacity from January 1998 to December 2001. From January 2002 until his return to Carmike, he was a partner at Page, Scrantom, Sprouse, Tucker and Ford in Columbus, Georgia. From 1975 until 1998, he was a partner in the law firm of Champion & Champion, Columbus, Georgia.

H. Madison Shirley, 59, joined us in 1977 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President—Concessions in 1990 and Senior Vice President—Concessions and Assistant Secretary in December 1997.

Gary F. Krannacker, 48, joined us in May 1994 as City Manager, Pittsburgh, Pennsylvania. He served as Regional Manager from October 1995 until February 1998, and as Mid-Western Division Manager from 1998 until April 2003. He became General Manager of Theatre Operations in April 2003 and Vice President and General Manager of Theatre Operations in July 2004.

John Lundin, 61, joined us in January 2010 as Vice President – Film. Prior to joining us, Mr. Lundin served as the District Manager for Sony Pictures Distribution, a motion picture distributor, from July 2009 to January 2010. Prior to joining Sony Pictures, he served as VP-Film for Cinemark USA Inc., a motion picture exhibitor, since 1995.

Jeffrey A. Cole, 51, joined us in December 2005 as Assistant Vice President-Controller. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

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

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

We now have, and will continue to have, significant debt obligations. Our long-term debt obligations consist of the following:

•	a term loan in the aggregate amount of $237.5 million outstanding as of December 31, 2010;

•	a revolving credit facility providing for borrowings of up to $30.0 million, of which no amounts were outstanding as of December 31, 2010; and

•

financing obligations of $175.1 million as of December 31, 2010 inclusive of interest but net of $62.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

Our long-term debt obligations mature as follows:

•	the final maturity date of revolving credit facility is January 27, 2013; and

•	the final maturity date of term loans is January 27, 2016.

The term loan borrowings are to be repaid in 19 consecutive quarterly installments, each in the amount of $600 thousand, with the balance of $226.1 million due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

We also have, and will continue to have, significant lease obligations. As of December 31, 2010, our total operating, capital and financing lease obligations with terms over one year totaled $642.5 million.

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

Future release windows may also shorten with the introduction of premium video-on-demand (“premium VOD”). Premium VOD would allow movie studios to make movies available to customers at an increased price as soon as 30-60 days after release to the theatres. To date, few titles have been released through premium VOD. However, if movie studios increase the number of titles released with premium VOD, it might decrease our ability to draw patrons to our theatres.

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

We have a limited time window to maintain a competitive edge in 3-D deployment.

We have invested a significant amount of resources into becoming a leading motion picture exhibitor in 3-D. Other exhibitors, which have experienced delays in upgrading their screens to digital and 3-D capability, continue to upgrade their screens with digital and 3-D capability. Therefore, we have a limited window to maintain our position as a leader in digital and 3-D screen count. This may adversely affect our ability to generate additional revenue from the digital and 3-D movie experience in the future.

If we do not comply with the covenants in our credit agreement or otherwise default under the credit agreement, we may not have the funds necessary to pay all amounts that could become due.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2011 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected, we could come into default under our debt instruments, causing the agents to accelerate maturity and declare all payments immediately due and payable.

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

We are subject to a number of covenants contained in our January 27, 2010 credit agreement, as amended, which restrict our ability, among other things, to: pay dividends; incur additional indebtedness; create liens on our assets; make certain investments; sell or otherwise dispose of our assets; consolidate, merge or otherwise transfer all or any substantial part of our assets; enter into transactions with our affiliates; and make capital expenditures. The credit agreement, as amended, also contains financial covenants that require us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) above a specified minimum ratio, and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense (“EBITDAR ratio”) below a specified maximum ratio. Due to the impact on our EBITDA resulting from significant declines in attendance in the fourth quarter of 2010 and early 2011, on March 3, 2011, we entered into a first amendment to the credit agreement which adjusted these financial covenants. The financial covenants, as amended, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement and Covenant Compliance.”

It is possible that we may not comply with some or all of our financial covenants in the future. We could seek waivers or amendments to the senior secured credit agreement in order to avoid non-compliance. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders if necessary.

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

Negative economic conditions could adversely affect our business and financial results by reducing amounts consumers spend on attending movies and purchasing concessions.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2010, approximately 58% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2010 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $28.0 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

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

We purchase most of our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company expires on December 31, 2013. Under the agreement, The Coca-Cola Company may raise beverage supply costs up to 10% annually through the term of the agreement. Our margins on concessions revenue may decline to the extent we are unable to pass on increases in our concession costs to our customers in a rate at or near the rate of cost increases.

Our development of new theatres poses a number of risks.

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. However, we anticipate our development activities in 2011 will be limited to two theatres. Developing new theatres requires a significant amount of time and resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Contractors may have difficulty in obtaining financing for construction. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

We face significant competition for potential theatre locations and for opportunities to acquire existing theatres and theatre circuits. Consequently, we may be unable to add to our theatre circuit on terms we consider acceptable.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates. We had long-lived asset impairment charges, from our continuing operations, in each of the last five fiscal years totaling $90.4 million. For fiscal years 2010, 2009 and 2008, our impairment charges from our continuing operations were $8.2 million, $17.6 million and $36.1 million, respectively.

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

As of December 31, 2010, we owned, operated, or had an interest in 66 of our theatres and leased 173 of our theatres. A list of our theatres, by state, is included above under “Business—Overview.”

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

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2010 was $7.72 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2009 through December 31, 2010.

2010	High	Low	Dividends
Fourth Quarter	$9.79	$6.93	$—
Third Quarter	$8.82	$5.36	$—
Second Quarter	$19.00	$5.80	$—
First Quarter	$14.98	$6.74	$—

2009	High	Low	Dividends
Fourth Quarter	$11.54	$5.55	$—
Third Quarter	$10.49	$7.72	$—
Second Quarter	$9.99	$2.50	$—
First Quarter	$3.77	$1.00	$—

As of December 31, 2010, there were 313 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2010, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2010, we did not repurchase any of our equity securities.

No dividends were paid during fiscal years 2009 and 2010. Currently, we plan to allocate our capital primarily to reducing our overall leverage and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. We do not anticipate paying cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Credit Agreement and Covenant Compliance.”

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

The following stock performance graph compares, for the five year period ended December 31, 2010, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and a peer group of three public companies engaged in the motion picture exhibition industry. The peer group consists of Cinemark Holdings, Inc., Reading International, Inc., and Regal Entertainment Group. Measurement points are the last trading day for each year ended December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in our common stock, the NASDAQ Market Index and a peer group consisting of motion picture exhibitors and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2010 (other than operating data) are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in millions, except per share data)
Statement of Operations Data:
Revenues:
Admissions	$327.3	$344.5	$311.3	$316.2	$312.1
Concessions and other	163.9	168.5	159.7	164.1	163.8

Total operating revenues	491.2	513.0	471.0	480.3	475.9

Operating costs and expenses:
Film exhibition costs	180.8	190.7	170.6	174.2	170.1
Concession costs	18.0	17.4	17.2	17.1	16.8
Other theatre operating costs	211.2	209.6	192.0	189.8	187.8
General and administrative expenses	17.6	16.1	19.4	21.7	29.4
Separation agreement charges	—	5.5	—	—	—
Depreciation and amortization	32.0	34.2	37.3	39.3	41.0
(Gain) loss on sales of property and equipment	(0.7)	(0.4)	(1.4)	(1.4)	0.3
Impairment of goodwill (1)	—	—	—	38.2	—
Impairment of long-lived assets (1)	8.2	17.6	36.1	22.8	5.7

Total operating costs and expenses	467.1	490.7	471.2	501.7	451.1

Operating (loss) income	24.1	22.3	(0.2)	(21.4)	24.8
Interest expense	36.0	33.1	40.7	47.9	47.5
Gain on sale of investments	—	—	(0.5)	(1.7)	—
Loss on extinguishment of debt	2.6	—	—	—	4.8

Loss before income tax and earnings from unconsolidated subsidiaries	(14.5)	(10.8)	(40.4)	(67.6)	(27.5)
Income tax (benefit) expense (3)	(0.7)	4.3	0.4	55.9	(9.2)
Earnings from unconsolidated subsidiaries	1.2	—	—	—	—

Loss before discontinued operations	(12.6)	(15.1)	(40.8)	(123.5)	(18.3)
Income (loss) from discontinued operations, net of tax	—	(0.3)	(0.6)	(3.5)	(1.1)

Net loss	$(12.6)	$(15.4)	$(41.4)	$(127.0)	$(19.4)

Weighted average shares outstanding (in thousands)
Basic	12,751	12,678	12,661	12,599	12,341
Diluted	12,751	12,678	12,661	12,599	12,341
Loss per common share:
Basic	$(0.99)	$(1.22)	$(3.27)	$(10.08)	$(1.57)
Diluted	$(0.99)	$(1.22)	$(3.27)	$(10.08)	$(1.57)
Dividends declared per share	$—	$—	$0.35	$0.70	$0.70

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data (at year end):
Cash and cash equivalents	$13.1	$25.7	$10.9	$22.0	$26.0
Property and equipment, net of accumulated depreciation (1)	368.2	390.6	431.8	497.3	545.1
Total assets	454.8	454.0	483.5	568.0	720.6
Total debt (2)	353.4	369.1	392.3	421.7	440.1
Accumulated deficit	(277.6)	(265.1)	(249.6)	(208.2)	(81.4)
Total stockholders’ equity	$0.1	$11.3	$25.2	$69.0	$203.6

Other Financial Data:
Net cash provided by operating activities	$27.7	$49.9	$25.1	$37.0	$38.2
Net cash (used in) provided by investing activities	(12.9)	(10.5)	0.6	(10.4)	(31.6)
Net cash used in financing activities	(27.5)	(24.5)	(36.8)	(30.6)	(4.2)
Capital expenditures	$16.9	$13.5	$11.7	$22.7	$35.7

Operating Data:
Theatres at year end	239	244	250	264	289
Screens at year end	2,236	2,277	2,287	2,349	2,447
Average screens in operation	2,266	2,285	2,309	2,401	2,454
Average screens per theatre	9.4	9.2	9.0	8.7	8.5
Total attendance (in thousands)	47,909	52,702	49,872	55,089	59,615
Average admissions per patron	$6.85	$6.52	$6.32	$5.89	$5.44
Average concessions and other sales per patron	$3.43	$3.21	$3.24	$3.05	$2.87
Average attendance per screen	21,140	23,070	21,598	22,949	24,296

(1)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.
(2)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations.
(3)	During the quarter ended June 30, 2007, we determined that it is more likely than not that our deferred tax assets would not be realized in the future and accordingly we provided a valuation allowance against our deferred tax assets of $55.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2010 we owned, operated or had an interest in 239 theatres with 2,236 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2010, we had 220 theatres with 2,103 screens on a digital-based platform, and 200 theatres with 596 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

The ultimate performance of our film product any time during the calendar year will have a dramatic impact on our cash needs. In addition, the seasonal nature of the exhibition industry and positioning of film product makes our need for cash vary significantly from quarter to quarter. Generally, our liquidity needs are funded by operating cash flow and available funds under our credit agreement. Our ability to generate this cash will depend largely on future operations.

We continue to focus on operating performance improvements, including managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to reducing our overall leverage and for potential acquisitions. To this end, during the year ended December 31, 2010, we made voluntary pre-payments of $25 million to reduce our term debt, and in September 2008 we announced our decision to suspend our quarterly dividend. In addition, we continue to sell surplus property in order to generate additional cash.

In January 2010, we entered into a new Credit Agreement (the “Credit Agreement”), by and among us, as borrower, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. The Credit Agreement provides for new senior secured credit facilities in the aggregate principal amount of $295.0 million. The new senior secured credit facilities consist of a $265.0 million six year term loan facility and a $30.0 million three year revolving credit facility. We used the $265.0 million term loan to repay borrowings of approximately $251.4 million (including principal, interest, and fees) under the former term loan facilities, to pay related fees and expenses associated with the new senior secured credit facilities, and for general corporate purposes. In connection with the transactions described above, we terminated our former $50.0 million revolving credit facility, dated as of May 19, 2005, and paid approximately $20,000 in accrued commitment fees. Due to significant declines in attendance in the fourth quarter of 2010 and early 2011, on March 3, 2011 we entered into a first amendment to the Credit Agreement that amended our maximum leverage ratio, minimum interest coverage ratio, and maximum EBITDAR ratios. See discussion in Liquidity and Capital Resources that follows.

On October 14, 2010, we finalized the modification of our long-term exhibition agreement with Screenvision, our exclusive provider of on-screen advertising services. The Modified Exhibition Agreement extends our exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042.

In connection with the Modified Exhibition Agreement, we received a cash payment of $30 million from Screenvision in January 2011 and, on October 14, 2010, we received membership units representing approximately 20% of the issued and outstanding membership units of SV Holdco, a holding company of the Screenvision business. The units are structured as a “profits interest” and entitle us to receive certain pro rata distributions (such as dividends or distributions upon a liquidation of SV Holdco). We will also receive additional units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of our initial units, based upon changes in our future theatre and screen count. Bonus units and those initial units subject to forfeiture will each become non-forfeitable on the expiration date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in our consolidated financial statements until such units become non-forfeitable. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6.6 million using the Black Scholes Model with the following assumptions:

Expected life (years)	5.0
Risk-free interest rate	1.2%
Expected dividend yield	—%
Expected volatility	70.0%

Both the cash and non-forfeitable unit consideration (in the aggregate $36.6 million) will be deferred and recognized as concessions and other revenue on a straight line basis over the 30-year term of the Modified Exhibition Agreement. We have applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in our Consolidated Statement of Operations on October 14, 2010.

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

Revenues

We derive almost all of our revenues from box office receipts and concession sales with additional revenues from screen advertising sales, our two Hollywood Connection fun centers, and other revenue streams, such as electronic video games located in some of our theatres and theatre rental fees. Successful films released during the year ended December 31, 2010 included Toy Story 3, which grossed over $400 million in domestic box office; Alice in Wonderland, The Twilight Saga: Eclipse and Iron Man 2, which all grossed over $300 million in domestic box office; and Inception, Harry Potter and the Deathly Hallows Part 1, Despicable Me, Shrek Forever After, and How to Train Your Dragon, which all grossed over $200 million in domestic box office. The Industry’s top grossing film of 2010, Avatar, which grossed over $400 million in 2010, was released in December 2009. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

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

	Year Ended December 31,
	2010	2009	2008
Revenues:
Admissions	67%	67%	66%
Concessions and other	33%	33%	34%

Total operating revenues	100%	100%	100%

Operating costs and expenses:
Film exhibition costs (1)	37%	37%	36%
Concession costs	3%	3%	4%
Other theatre operating costs	43%	41%	41%
General and administrative expenses	3%	3%	4%
Separation agreement charges	—%	1%	—%
Depreciation and amortization	7%	7%	8%
Gain on sale of property and equipment	—%	—%	—%
Impairment of long-lived assets	2%	3%	7%

Total operating costs and expenses	95%	95%	100%

Operating (loss) income	5%	5%	0%
Interest expense	7%	7%	9%
Loss on extinguishment of debt	1%	—%	—%

Loss before income tax and discontinued operations	(3)%	(2)%	(9)%
Income tax expense	—%	1%	0%
Earnings from unconsolidated subsidiaries	—%	—%	—%

Loss from continuing operations	(3)%	(3)%	(9)%
Loss from discontinued operations	—%	—%	—%

Net loss	(3)%	(3)%	(9)%

(1)	Film exhibition costs include advertising expenses.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Years ended December 31,
	2010	2009
Average theatres	242	247
Average screens	2,266	2,285
Average attendance per screen (1)	21,140	23,070
Average admission per patron (1)	$6.85	$6.52
Average concessions and other sales per patron (1)	$3.43	$3.21
Total attendance (in thousands) (1)	47,909	52,702
Total revenues (in thousands)	$491,262	$512,995

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2010 were estimated to have decreased by approximately 0.3% in comparison to 2009. The industry-wide decline was primarily driven by the success of high profile films in the fourth quarter of 2009, such as The Twilight Saga: New Moon, Avatar, and The Blind Side, while the fourth quarter of 2010 produced few high profile films. We experienced a decrease of 5.0% in admissions revenues for 2010. We believe our admissions revenue decreased more than that of the industry due to certain films that played better in larger metropolitan markets compared with our smaller markets and also severe weather affecting certain of our markets early in 2010.

Total revenues decreased 4.2% to $491.2 million for the year ended December 31, 2010 compared to $513.0 million for the year ended December 31, 2009, due to a decrease in total attendance from 52.7 million in 2009 to 47.9 million in 2010, partially offset by an increase in average admissions per patron from $6.52 in 2009 to $6.85 in 2010, and an increase in concessions and other sales per patron from $3.21 in 2009 to $3.43 in 2010. Admissions revenue decreased 5.0% to $327.3 million in 2010 from $344.5 million in 2009, due to a decrease in total attendance from 52.7 million in 2009 to 47.9 million in 2010 partially offset by an increase in average admissions per patron from $6.52 in 2009 to $6.85 in 2010 primarily due to price increases and 3-D surcharges. Concessions and other revenue decreased 2.7% to $163.9 million in 2010 from $168.5 million in 2009, due to a decrease in total attendance from 52.7 million in 2009 to 47.9 million in 2010, partially offset by an increase in average concessions and other sales per patron from $3.21 in 2009 to $3.43 in 2010.

We operated 239 theatres with 2,236 screens at December 31, 2010 and 244 theatres with 2,277 screens at December 31, 2009.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2010	2009	% Change
Film exhibition costs	$180,806	$190,673	(5)
Concession costs	$17,950	$17,362	3
Other theatre operating costs	$211,310	$209,737	1
General and administrative expenses	$17,570	$16,139	9
Depreciation and amortization	$32,017	$34,216	(6)
Gain on sale of property and equipment	$(667)	$(425)	n/m
Impairment of long-lived assets	$8,188	$17,554	(53)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2010 decreased to $180.8 million as compared to $190.7 million for the year ended December 31, 2009 primarily due to a decrease in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55.2% for the year ended December 31, 2010, as compared to 55.3% for the year ended December 31, 2009.

Concessions costs. Concession costs for the year ended December 31, 2010 increased to $18.0 million as compared to $17.4 million for the year ended December 31, 2009. As a percentage of concessions and other revenues, concessions costs were 11.0% for the year ended December 31, 2010, as compared to 10.3% for the year ended December 31, 2009 primarily due to increased commodity costs and discounted pricing. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2010 increased to $211.3 million as compared to $209.7 million for the year ended December 31, 2009. The increase in our other theatre operating costs are primarily the result of an increase in 3-D equipment service charges, an increase in repair and maintenance costs associated with improving the condition of our theatres, an increase in utilities costs due to extreme weather conditions, an increase in insurance costs, and an increase in taxes and licenses which was partially offset by a reduction in professional expenses. Taxes and licenses were negatively impacted by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred in 2005 and 2006.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2010 increased to $17.6 million as compared to $16.1 million for the year ended December 31, 2009. The increase in our general and administrative expenses is primarily due to an increase in non-cash deferred compensation and legal and professional fees, offset by a reduction in salaries expense.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2010 decreased approximately 6.4% as compared to the year ended December 31, 2009 due to a combination of lower balances of property and equipment due to theatre closures, asset sales, prior period impairment and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net gain on sales of property and equipment. We recognized a gain of $0.7 million on the sales of property and equipment for the year ended December 31, 2010 as compared to a gain of $0.4 million for the year ended December 31, 2009. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2010 decreased to $8.2 million compared to $17.6 million for the year ended December 31, 2009. For 2010, impairment charges related to fixed assets were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $4.7 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1.9 million in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decrease in the fair market value of equipment at previously impaired theatres, resulting in a charge of $1.1 million. In addition, the Company impaired intangible assets in 2010 of $0.5 million related to closed theatres.

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

Operating income (loss). Operating income for the year ended December 31, 2010 was $24.1 million as compared to operating income of $22.3 million for the year ended December 31, 2009. The increase in our operating income is primarily due to a decrease in impairment of long-lived assets in 2010 and the other factors described above.

Interest expense, net. Interest expense, net for the year ended December 31, 2010 increased to $36.0 million from $33.1 million for the year ended December 31, 2009. The increase is primarily related to an increase in interest rates partially offset by a decrease in the average debt outstanding. Interest income, included in interest expense, net for the year ended December 31, 2010 decreased to $74,000 from $93,000 for the year ended December 31, 2009.

Income tax.

	Year Ended December 31,
	2010	2009
Pre-tax loss from continuing operations	$(14,470)	$(10,790)

Federal tax benefit, at statutory rates	(5,065)	(3,780)
State tax benefit, net of federal tax effects	(504)	(364)
Reduction in gross deferred tax assets due to IRC Section 382	—	1,693
Permanent non-dedecutible expenses	136	—
Reduction in prior year tax	(2,369)	—
Tax effect of uncertain tax position	2,471	—
Impact of equity investment income at statutory tax rate	455	—
Other	(52)	45
Increase in valuation allowance	4,238	6,725

Total tax expense (benefit) from continuing operations	$(690)	$4,319

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing its taxable income for a five year period beginning with the ownership change date.

Our income tax expense (benefit) was ($0.7 million) and $4.3 million at December 31, 2010 and 2009, respectively. Because of the limitation imposed on our ability to use certain deferred tax assets by IRC Sec. 382, our income tax expense (benefit) is primarily determined by reference to current taxable income. In addition, we have concluded that the realization of our deferred tax assets is generally not likely; therefore, we have recorded a valuation allowance against the portion which we believe will not be realized.

The difference in the income tax expense (benefit) from 2009 to 2010 is primarily attributable to lower taxable income levels and the impact of tax planning undertaken in 2010, partially offset by the recognition of uncertain tax position liability during 2010.

During 2010, we engaged outside tax specialists to assist in tax planning. As result of the tax planning, we reduced our 2009 federal and state income tax liability by $2.4 million from the amount estimated in our prior year tax provision. This tax benefit represents a change in estimate, which has been recorded in the year ended December 31, 2010.

As of December 31, 2010 and 2009, the amount of unrecognized tax benefits related to continuing operations was $2.5 million and $0, respectively. The Company will recognize a tax basis for the non-forfeitable ownership interest in SV Holdco that is lower than the carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position. The tax benefit for the year ended December 31, 2010 includes approximately $1.1 million of a net operating loss carryback to 2009 to offset taxes paid.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2010 and 2009, we closed two and three theatres, respectively, and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Income from discontinued operations for the year ended December 31, 2010 was $20,000, including gain on disposal of assets of $247,000, as compared to a loss of $494,000, including gain on disposal of assets of $106,000 for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Years ended December 31,
	2009	2008
Average theatres	247	256
Average screens	2,285	2,309
Average attendance per screen (1)	23,070	21,598
Average admission per patron (1)	$6.52	$6.32
Average concessions and other sales per patron (1)	$3.21	$3.24
Total attendance (in thousands) (1)	52,702	49,872
Total revenues (in thousands)	$512,995	$471,024

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenues increased 8.9% to $513.0 million for the year ended December 31, 2009 compared to $471.0 million for the year ended December 31, 2008, due to an increase in total attendance from 49.9 million in 2008 to 52.7 million in 2009, and an increase in average admissions per patron from $6.32 in 2008 to $6.52 in 2009, partially offset by a decrease in concessions and other sales per patron from $3.24 in 2008 to $3.21 in 2009. Admissions revenue increased 10.7% to $344.5 million in 2009 from $311.3 million in 2008, due to an increase in total attendance from 49.9 million in 2008 to 52.7 million in 2009 and an increase in average admissions per patron from $6.32 in 2008 to $6.52 in 2009 primarily due to price increases and 3-D surcharges. Concessions and other revenue increased 5.5% to $168.5 million in 2009 from $159.7 million in 2008, due to an increase in total attendance from 49.9 million in 2008 to 52.7 million in 2009, partially offset by a decrease in average concessions and other sales per patron from $3.24 in 2008 to $3.21 in 2009.

We operated 244 theatres with 2,277 screens at December 31, 2009 and 250 theatres with 2,287 screens at December 31, 2008.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2009	2008	% Change
Film exhibition costs	$190,673	$170,550	12
Concession costs	$17,362	$17,229	1
Other theatre operating costs	$209,737	$191,997	9
General and administrative expenses	$16,139	$19,358	(17)
Depreciation and amortization	$34,216	$37,332	(8)
Gain on sale of property and equipment	$(425)	$(1,369)	n/m
Impairment of goodwill	$—	$—	N/A
Impairment of long-lived assets	$17,554	$36,124	(51)

Film exhibition costs. Film exhibition costs for the year ended December 31, 2009 increased to $190.7 million as compared to $170.6 million for the year ended December 31, 2008 due to an increase in admissions revenue, primarily as a result of an increase in attendance. As a percentage of admissions revenue, film exhibition costs were 55.3% for the year ended December 31, 2009 compared to 54.8% for the year ended December 31, 2008.

Concessions costs. Concession costs for the year ended December 31, 2009 increased to $17.4 million as compared to $17.2 million for the year ended December 31, 2008. As a percentage of concessions and other revenues, concessions costs were 10.3% for the year ended December 31, 2009, as compared to 10.8% for the year ended December 31, 2008 primarily due to an increase in concession volume rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2009 increased to $209.7 million as compared to $192.0 million for the year ended December 31, 2008. The increase is primarily the result of an increase in salaries and wage expense that is due to the increase in the federal minimum wage in July 2009, an increase in attendance, an increase in repair and maintenance costs associated with improving the condition of our theatres, an increase in occupancy costs due to the opening of new theatres that more than offset the impact of closing theatres, and an increase in the 3-D equipment service charges.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 decreased to $16.1 million as compared to $19.4 million for the year ended December 31, 2008. The decrease in our general and administrative expenses is due to reductions in our salaries and wages expense, incentive compensation and professional fees.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2009 decreased approximately 8.3% as compared to the year ended December 31, 2008 due to a combination of lower balances of property and equipment due to theatre closures, asset sales prior period impairment and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net gain on sales of property and equipment. We recognized a gain of $0.4 and $1.4 million on the sales of property and equipment for the years ended December 31, 2009 and 2008, respectively. Our gains and losses primarily result from the disposition of underperforming theatres and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2009 decreased to $17.8 million compared to $36.9 million for the year ended December 31, 2008. For 2009, we recorded impairment charges relating to continuing operations of $17.6 million and impairment charges relating to discontinued operations of $260,000. The impairment charges affected 25 theatres with 248 screens, and were primarily the result of (1) deterioration in the full-year operating results of 22 theatres, resulting in $16.2 million in impairment charges; (2) the decline in fair market value of one owned theatre, resulting in $0.4 million in impairment charges; (3) a decrease in net realizable value of excess 35 millimeter projectors, resulting in a charge of $0.8 million; and (4) excess seat and equipment inventory from our theatre closures, resulting in a charge of $0.2 million.

For 2008, the impairment charges relating to continuing operations were $36.1 million and impairment charges relating to discontinued operations were $0.8 million. The impairment charges affected 43 theatres with 379 screens in 2008 and were primarily the result of (1) deterioration in the full-year operating results of 33 of these theatres, resulting in $32.6 million in impairment charges; (2) the contemplated sale of one closed theatre with a contract price less than carrying value, resulting in $49,000 in impairment charges; (3) a decrease in the fair market value of excess 35 millimeter projectors, resulting in $2.1 million in impairment charges; and (4) excess seat and equipment inventory from our theatre closures, resulting in $2.1 million in impairment charges.

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

Separation agreement charges. We recognized charges of $5.2 million for estimated expenses pertaining to the separation agreement with our former Chairman, Chief Executive Officer and President, Michael W. Patrick and $0.3 million for separation agreement charges pertaining to other employees for the year ended December 31, 2009, as compared to no expense recorded for the year ended December 31, 2008.

Operating Income (loss). Operating income for the year ended December 31, 2009 was $22.3 million as compared to an operating loss of $0.2 million for the year ended December 31, 2008. The increase in our operating income is primarily due to a decrease in impairment of long-lived assets in 2009 and the other factors described above.

Interest expense. Interest expense for the year ended December 31, 2009 decreased to $33.1 million from $40.7 million for the year ended December 31, 2008. The decrease is primarily related to lower average outstanding debt during 2009, and a lower weighted average interest rate. Interest income, included in interest expense, net for the year ended December 31, 2009 decreased to $93,000 from $252,000 for the year ended December 31, 2008.

Gain on sale of investments. We recognized a zero gain on investments for the year ended December 31, 2009 as compared to a gain on investments of $0.5 million for the year ended December 31, 2008. This gain was a result of our sale of an equity method investment and final settlement of the conversion of an investment in a third-party ticket distributor.

Income tax. Our December 31, 2009 the effective tax rate of (38.3%) is attributable to the Section 382 limitations on our current taxable income calculation coupled with the impact of the valuation allowance on our net deferred tax assets.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2009 and 2008, we closed three and eleven theatres, respectively, and reported the results of these operations, including gains or losses on disposal, as discontinued operations. Loss from discontinued operations for the year ended December 31, 2009 was $0.3 million, including loss on disposal of assets of $0.1 million, as compared to a loss of $0.6 million, including gain on disposal of assets of $1.1 million for the year ended December 31, 2008.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operations are primarily conducted on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. As of December 31, 2010, we had a working capital surplus of $4.0 million compared to a working capital deficit of $23.3 million as of December 31, 2009. The working capital surplus results from a $30.0 million receivable from Screenvision related to the October 2010 modification of our existing theatre exhibition agreement. We received these funds in January 2011 and intend to primarily use these funds, net of related taxes, to make additional prepayments on our term loan.

At December 31, 2010, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $13.1 million in cash and cash equivalents on hand as compared to $25.7 million at December 31, 2009. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $27.7 million for the year ended December 31, 2010 as compared to $49.9 million for the same period in 2009. This decrease in our cash provided by operating activities was due primarily to a decrease in accounts payable and accrued expenses as compared to the prior period. Net cash used in investing activities was $12.9 million for the year ended December 31, 2010 as compared to net cash used in investing activities of $10.5 million for the same period in 2009. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment in

2010. Capital expenditures were $16.9 million for the year ended December 31, 2010 as compared to $13.5 million for the same period in 2009. For the year ended December 31, 2010, net cash used in financing activities was $27.5 million as compared to $24.5 million for the same period in 2009. The increase in our net cash used in financing activities is primarily due to $25.0 million of prepayments of long-term debt in 2010 as compared to $20.0 million of prepayments of long-term debt in 2009 and debt issuance costs incurred in 2010 of $9.2 million.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2010, we closed eight of our underperforming theatres as a part of our operating performance improvement plan and estimate closing up to 10 theatres in 2011.

We plan to make a total of approximately $20 million to $25 million in capital expenditures for calendar year 2011. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $25 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year.

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

The interest rate for borrowings under the term loan facility is LIBOR (subject to a 2.00% floor) plus a margin of 3.50%, or the Base Rate (as defined in the Credit Agreement) (subject to a 3.00% floor) plus a margin of 2.50%, as we may elect. As described below, the first amendment to the Credit Agreement provides that if our leverage ratio exceeds 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by 25 basis points (0.25%), and if our the leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by an additional 25 basis points (0.25%). The interest rate for borrowings under the revolving credit facility was initially LIBOR (subject to a 2.00% floor) plus an initial margin of 4.00%, or Base Rate (subject to a 3.00% floor) plus margin of 3.00%, as we might elect. The applicable margins are subject to adjustment based on our ratio of total debt to EBITDA as reflected in our quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on Base Rate based loans. In addition, we are required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate was initially 0.75% per annum, and is also subject to adjustment based on our ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%.

The Credit Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales or dispositions or issuances of certain debt obligations, (2) 100% of the net cash proceeds from sales-leaseback transactions, and (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the Credit Agreement.

The senior secured term loan and revolving credit facilities are guaranteed by each of our subsidiaries and secured by a perfected first priority security interest in substantially all of our present and future assets.

Debt Covenants

The Credit Agreement contains covenants which, among other things, limit our ability, and that of our subsidiaries, to:

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

The Credit Agreement imposes an annual limit of $25.0 million on our ability to make capital expenditures, plus a carryforward of $5.0 million of any unused capital expenditures from the prior year. In addition to the dollar limitation, we may not make any capital expenditure if any default or event of default under the Credit Agreement has occurred and is continuing, or if a breach of the financial covenants contained in the Credit Agreement would result on a pro forma basis after giving effect to the capital expenditure.

Debt Covenant Compliance

The Credit Agreement contains financial covenants that require us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) above a specified minimum ratio and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense (“EBITDAR ratio”) below a specified maximum ratio.

Due to significant declines in attendance in the fourth quarter of 2010 and early 2011, on March 3, 2011 we entered into a first amendment to the Credit Agreement that amended our maximum leverage ratio, minimum interest coverage ratio, and maximum EBITDAR ratio as follows:

Leverage Ratio- The maximum leverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 4.75 to 1.00 for the four quarter period ended December 31, 2010; (b) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (c) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (d) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (e) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (f) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

Interest Coverage Ratio- The minimum interest coverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not be less than: (a) 1.75 to 1.00 for the four quarter period ended December 31, 2010; (b) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (c) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (d) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (e) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (f) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

EBITDAR Ratio- The maximum EBITDAR ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 8.00 to 1.00 for any four quarter period ending December 31, 2010 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

As a result of the first amendment to the Credit Agreement, should our leverage ratio exceed 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on the outstanding term loans would increase by 25 basis points (0.25%). If the leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on the outstanding term loans would increase by an additional 25 basis points (0.25%). In addition, we are required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate was initially 0.75% per annum, and is also subject to adjustment based on our ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. In addition, the first amendment to the Credit Agreement imposes a prepayment fee of 1% of the amount prepaid in connection with certain refinancings and repricings occurring prior to March 3, 2012.

As of December 31, 2010, we were in compliance with all of the financial covenants in the amended Credit Agreement. As of December 31, 2010, our leverage, interest coverage, and EBITDAR ratios were 4.03, 2.16, and 6.48, respectively. Based on our latest projections, which include actual significant attendance declines in the first quarter of 2011 through mid-February, an attendance decline in subsequent quarters of 12% or more compared to the same period of the prior year would result in a covenant violation. Further, attendance declines for the full year 2011 relative to 2010 of 11% or more would result in a covenant violation.

While we currently believe we will remain in compliance with our financial covenants through December 31, 2011 based on current projections, it is possible that we may not comply with some or all of our financial covenants. We could seek waivers or additional amendments to the Credit Agreement if a violation did occur. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to the Credit Agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facility due and payable.

Other events of default under the Credit Agreement include:

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

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2011 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected, we could come into default under our debt instruments, causing our lenders to accelerate maturity and declare all payments immediately due and payable.

We are required to make principal repayments of our term loan borrowings in quarterly installments, each in the amount of $600 thousand, with the balance of $226.1 million due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

Contractual Obligations

The following table reflects our contractual obligations:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Term loan	$2.4	$4.8	$4.2	$226.1	$237.5
Interest payments (1)	13.2	26.0	25.4	0.9	65.5
Financing obligations	11.2	23.2	23.3	180.3	238.0
Capital lease obligations	6.2	12.1	12.0	31.8	62.1
Operating leases	43.5	81.2	76.2	202.5	403.4
Christie contract	0.2	0.3	0.3	0.1	0.9
Employment agreement with Chief Executive Officer	0.6	0.3	—	—	0.9
Debt amendment fee	1.2	—	—	—	1.2
Income taxes (2)	13.5	—	—	—	13.5

Total contractual cash obligations	$92.0	$147.9	$141.4	$641.7	$1,023.0

(1)

The interest rates under the Credit Agreement, as amended, for the revolving credit and term loan facilities are set to margins above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the Credit Agreement. Margins applicable to borrowing under the revolving credit facility range from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. Margins applicable to the term loan facility are 3.50% for loans based on LIBOR and 2.50% for loans based on the base rate, subject in each case to an increase of 0.25% if our leverage ratio exceeds 4.50 to 1.00 for any period of four consecutive fiscal quarters, plus an additional 0.25% increase if our leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters. The LIBOR and base rate components of the interest rate are subject to floors of 2.00% and 3.00%, respectively. The average interest rate for 2010 of 5.50% was used to calculate future interest payments herein.

(2)	The 2011 income tax obligation has been estimated based on 2011 budgeted taxable income, consideration of limitations on certain deductions as a result of Section 382(g) of the IRC, and the Screenvision transaction.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

Critical Accounting Policies

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. On an on-going basis, we evaluate our estimates and judgments, including those related to exhibition costs, asset valuations, leasing transactions, depreciation of property and equipment, employee benefits, income taxes, and those related to impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions and such difference could be material. All critical accounting estimates have been discussed with our audit committee.

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

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $2.2 million, $2.5 million and $3.3 million in 2010, 2009 and 2008, respectively.

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

Property and Equipment

Property and equipment are carried at cost (reduced for any impairment charges), net of accumulated depreciation. Assets held for sale are reported at the lower of the asset’s carrying amount or its fair value less costs to sell. We review our estimates of useful lives and revise as necessary when our judgments change.

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

For the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges, including discontinued operations, of $8.2 million, $17.8 million and $36.9 million, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres.

Leases

We operate most of our theatres under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years, and classify these as operating, capital or financing based on an assessment at lease inception and when a modification is made to a lease. In determining appropriate lease classification, management makes certain estimates and assumptions, including property useful lives, property values, renewal terms and discount rates. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance and repairs. Certain of these leases provide for escalating lease payments over the terms of the leases. Certain leases for our theatres provide for contingent rentals based on the revenue results of the underlying theatre. The Company, at its option, can renew a portion of most of our leases at defined or then fair rental rates over varying periods. We generally do not consider the exercise of the renewal options as reasonably assured at lease inception.

For leases classified as operating leases, we record rent expense on a straight-line basis over the lease term beginning with the date that we have access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease. In some leases, we funded costs to the benefit of the landlord, which have been recorded as prepaid rent and are amortized over the term of the lease on a straight-line basis.

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

On certain leases we are involved with the construction of the building (typically on land owned by the landlord). When we are the deemed owner of the project for accounting purposes, we record the amount of total project costs incurred during the construction period. At completion of the construction project, we evaluate whether the transfer to the landlord/owner meets the requirements for sale-leaseback treatment. If it does not meet such requirements, which is typical, the amounts funded by/received from the landlord are recorded as a financing obligation. Payments under such leases are bifurcated between the ground rent on the land, which is considered to be an operating lease, and payments for the building portion which is a financing obligation. We then allocate the lease payment for the building portion between a reduction of the financing obligation and interest expense, yielding a fixed rate of interest throughout the lease obligation. In certain leases, the last payment at the end of the lease term is settled by a transfer of the property to the landlord in settlement of the remaining financing obligation. The amount of amortization of the asset and the financing obligation is structured at the outset such that the remaining residual book value of the asset is always equal to or less than the remaining financing obligation at the end of the lease term. If the remaining financing obligation is greater than the residual book value at the end of the lease term, we will recognize a gain at the end of the lease term.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in the Company’s Consolidated Statements of Operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our debt is based on a structure that is priced over an index or LIBOR rate option. As of December 31, 2010, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2.4 million on an annual basis. As of December 31, 2010, if our $30 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $300,000 on an annual basis.

We have 31 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $1.7 million over the remaining lives of these leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 8, 2011

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$13,066	$25,696
Restricted cash	335	403
Accounts receivable	4,440	5,010
Screenvision receivable (Note 10)	30,000	—
Inventories	2,741	2,551
Prepaid expenses and other current assets	6,696	6,791

Total current assets	57,278	40,451

Property and equipment:
Land	54,603	54,671
Buildings and building improvements	272,956	274,050
Leasehold improvements	120,320	125,075
Assets under capital leases	50,924	53,787
Equipment	210,329	214,293
Construction in progress	2,424	431

Total property and equipment	711,556	722,307
Accumulated depreciation and amortization	(343,372)	(331,728)

Property and equipment, net of accumulated depreciation	368,184	390,579
Assets held for sale	—	2,249
Other	28,684	19,448
Intangible assets, net of accumulated amortization	612	1,251

Total assets	$454,758	$453,978

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$21,660	$26,152
Accrued expenses	27,431	33,376
Current maturities of long-term debt, capital leases and long-term financing obligations	4,240	4,261

Total current liabilities	53,331	63,789

Long-term liabilities:
Long-term debt, less current maturities	233,092	248,171
Capital leases and long-term financing obligations, less current maturities	116,036	116,684
Deferred revenue	35,150	—
Other	17,050	14,032

Total long-term liabilities	401,328	378,887

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 13,331,872 shares issued and 12,882,673 shares outstanding at December 31, 2010, and 13,266,372 shares issued and 12,862,963 shares outstanding at December 31, 2009	400	395
Treasury stock, 449,199 and 403,409 shares at cost, at December 31, 2010 and 2009, respectively	(11,657)	(10,945)
Paid-in capital	288,986	286,903
Accumulated deficit	(277,630)	(265,051)

Total stockholders’ equity	99	11,302

Total liabilities and stockholders’ equity	$454,758	$453,978

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Admissions	$327,347	$344,524	$311,326
Concessions and other	163,915	168,471	159,698

Total operating revenues	491,262	512,995	471,024

Operating costs and expenses:
Film exhibition costs	180,806	190,673	170,550
Concession costs	17,950	17,362	17,229
Other theatre operating costs	211,310	209,737	191,997
General and administrative expenses	17,570	16,139	19,358
Separation agreement charges	—	5,462	—
Depreciation and amortization	32,017	34,216	37,332
Gain on sale of property and equipment	(667)	(425)	(1,369)
Impairment of long-lived assets	8,188	17,554	36,124

Total operating costs and expenses	467,174	490,718	471,221

Operating income (loss)	24,088	22,277	(197)
Interest expense	35,985	33,067	40,719
Gain on sale of investments	—	—	(451)
Loss on extinguishment of debt	2,573	—	—

Loss before income tax and earnings from unconsolidated subsidiaries	(14,470)	(10,790)	(40,465)
Income tax (benefit) expense (Note 8)	(690)	4,319	363
Earnings from unconsolidated subsidiaries	1,181	—	—

Loss from continuing operations	(12,599)	(15,109)	(40,828)
Income (loss) from discontinued operations (Note 11)	20	(304)	(563)

Net loss	$(12,579)	$(15,413)	$(41,391)

Weighted average shares outstanding:
Basic	12,751	12,678	12,661
Diluted	12,751	12,678	12,661
Loss per common share (Basic and Diluted):
Loss from continuing operations	$(0.99)	$(1.19)	$(3.22)
Loss from discontinued operations	—	(0.03)	(0.05)

Net loss	$(0.99)	$(1.22)	$(3.27)

Dividends declared per share	$—	$—	$0.35

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(12,579)	$(15,413)	$(41,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,150	34,404	37,950
Amortization of debt issuance costs	3,324	2,068	2,420
Impairment on long-lived assets	8,188	17,814	36,875
Loss on extinguishment of debt	2,573	—	—
Stock-based compensation	2,047	1,473	2,130
Other	1,430	1,451	1,139
Gain on sale of investments	—	—	(451)
Gain on sale of property and equipment	(915)	(319)	(2,513)
Changes in operating assets and liabilities:
Accounts receivable and inventories	152	(1,237)	(279)
Prepaid expenses and other assets	1,197	940	(1,075)
Accounts payable	(5,598)	3,012	(3,895)
Accrued expenses and other liabilities	(4,284)	5,660	(5,838)

Net cash provided by operating activities	27,685	49,853	25,072

Cash flows from investing activities:
Purchases of property and equipment	(16,903)	(13,546)	(11,676)
Release (funding) of restricted cash	68	(219)	41
Proceeds from sale of investments	—	—	2,925
Proceeds from sale of property and equipment	3,977	3,256	9,314

Net cash provided by (used in) investing activities	(12,858)	(10,509)	604

Cash flows from financing activities:
Debt activities:
Short-term borrowings	12,500	6,250	9,500
Repayment of short-term borrowings	(12,500)	(6,250)	(9,500)
Issuance of long-term debt	262,350	—	—
Repayments of long-term debt	(278,322)	(22,731)	(28,028)
Repayments of capital lease and long-term financing obligations	(1,660)	(1,682)	(2,011)
Issuance of common stock	41	1	—
Purchase of treasury stock	(712)	(7)	(13)
Debt issuance costs	(9,154)	(96)	—
Dividends paid	—	—	(6,732)

Net cash used in financing activities	(27,457)	(24,515)	(36,784)

(Decrease) increase in cash and cash equivalents	(12,630)	14,829	(11,108)
Cash and cash equivalents at beginning of year	25,696	10,867	21,975

Cash and cash equivalents at end of year	$13,066	$25,696	$10,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$36,320	$30,062	$40,812
Income taxes	$3,680	$300	$—
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$—	$—	$491
Non-cash proceeds from sale of property	$—	$—	$750
Non-cash purchase of property and equipment	$1,112	$7	$858
Receipt of equity interest in SV Holdco, LLC	$6,555	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	13,223	$394	(401)	$(10,925)	$287,788	$(208,247)	$69,010
Stock issuance	8	—	—	—	—	—	—
Net loss	—	—	—	—	—	(41,391)	(41,391)
Purchase of treasury stock	—	—	(1)	(13)	—	—	(13)
Dividends declared	—	—	—	—	(4,488)	—	(4,488)
Stock-based compensation	—	—	—	—	2,130	—	2,130

Balance at December 31, 2008	13,231	394	(402)	(10,938)	285,430	(249,638)	25,248
Stock issuance	35	1	—	—	—	—	1
Net loss	—	—	—	—	—	(15,413)	(15,413)
Purchase of treasury stock	—	—	(1)	(7)	—	—	(7)
Dividends declared	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,473	—	1,473

Balance at December 31, 2009	13,266	395	(403)	(10,945)	286,903	(265,051)	11,302
Stock issuance	66	5	—		36	—	41
Net loss	—	—	—	—	—	(12,579)	(12,579)
Purchase of treasury stock	—	—	(46)	(712)	—	—	(712)
Dividends declared	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,047	—	2,047

Balance at December 31, 2010	13,332	$400	(449)	$(11,657)	$288,986	$(277,630)	$99

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

AS OF DECEMBER 31, 2010 AND 2009, AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 239 theatres in 36 states. Of the Company’s 239 theatres, 221 show films on a first-run basis and 18 are discount theatres. The Company targets small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.

Basis of Presentation

The accompanying consolidated financial statements include those of Carmike and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. When we have a non-controlling interest in an entity, we account for the investment using the equity method. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Concentration of Risk

During 2010, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). The Company is a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

Revenue Recognition

Admissions and concessions revenue is recognized at the point of sale for tickets and concessions. Sales taxes collected from customers are excluded from revenue and are recorded in accrued expenses in the accompanying consolidated balance sheets. Other revenues primarily consist of on-screen advertising. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen or in-theatre.

The Company records proceeds from the sale of gift cards and other advanced sale certificates in current liabilities and recognizes admission and concession revenue when a holder redeems a gift card or other advanced sale certificate. The Company recognized revenue from unredeemed gift cards and other advanced sale certificates upon the later of expiration of the cards or when redemption becomes unlikely. The Company’s conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognized related to unredeemed gift cards and other advanced sale certificates totaled $2,199, $2,509 and $3,306 in 2010, 2009 and 2008, respectively.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $1,823 and $1,866 at December 31, 2010 and 2009, respectively.

Restricted Cash

Certain balances due to third parties are classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts owed primarily for vendor rebates and amounts due from advertisers. We have determined that no allowance for doubtful accounts is required as of December 31, 2010 and 2009 based on historical experience that payment is received in full.

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

Included in buildings and building improvements are assets subject to financing leases with costs of $83,974 and $87,287 at December 31, 2010 and 2009, respectively, and accumulated depreciation of $26,024 and $24,194, respectively.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Asset retirement obligations are not material as of December 31, 2010 and 2009.

Assets Held for Sale

Assets identified for disposition are classified as assets held for sale, no longer subject to depreciation, and reported at the lower of their carrying amount or fair value less costs to sell. Fair value is estimated using a number of assumptions requiring management’s judgment including third party appraisals and estimated closing costs. At December 31, 2010, the Company did not classify any assets as held for sale. At December 31, 2009, the asset classifications that comprise “Assets held for Sale” include the carrying value of land of $1,093, building and building improvements of $1,041, and equipment of $115.

Fair Value Measurements

The methods and assumptions used to estimate fair value are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt, excluding capital leases and financing obligations:

The fair value of the senior secured term loan is estimated based on quoted market prices on the date of measurement. See Note 6—Debt.

Impairment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or circumstances indicate that the assets’ carrying values may not be recoverable. The Company performs its impairment analysis at the individual theatre level, the lowest level of independent identifiable cash flow. Management reviews all available evidence when assessing long-lived assets for impairment, including negative trends in theatre-level cash flow, the impact of competition, the age of the theatre, and alternative uses of the assets. The Company’s evaluation of negative trends in theatre level cash flow considers seasonality of the business, with significant revenues and cash-flow being generated in the summer and year-end holiday season. Absent any unusual circumstances, management evaluates new theatres for potential impairment only after a theatre has been open and operational for a sufficient period of time to allow its operations to mature.

For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is primarily estimated using the discounted future cash flow of the assets with consideration of other valuation techniques and using assumptions consistent with those used by market participants. Significant judgment is involved in estimating cash flows and fair value; significant assumptions include attendance levels, admissions and concessions pricing, and the weighted average cost of capital. Management’s estimates are based on historical and projected operating performance.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded impairment charges of $8,188, $17,814 and $36,875, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres.

Discontinued Operations

The results of operations for theatres that have been disposed of or classified as held for sale are eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Consolidated Statements of Operations. Theatres are reported as discontinued when the Company no longer has continuing involvement in the theatre operations and the cash flows have been eliminated, which generally occurs when the Company no longer has operations in a given market. See Note 11—Discontinued Operations.

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

The accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in the Company’s Consolidated Statements of Operations. See Note 8—Income Taxes.

Loyalty Program

Members of the Carmike Rewards program earn points for each dollar spent on admissions and concessions at our theatres and earn concession or ticket awards once designated point thresholds have been met. We believe that the value of the awards granted to our Carmike Rewards members is insignificant compared to the value of the transactions necessary to earn the award. The Company records the estimated incremental cost of providing the awards based on the points earned by the members. The Carmike Rewards program commenced on October 1, 2010 and the costs of awards earned through December 31, 2010 are not significant to our consolidated financial statements.

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $3,860, $5,663 and $6,427 in 2010, 2009 and 2008, respectively.

Stock Based Compensation

Compensation expense for all stock-based compensation benefits is recognized over the requisite service period at the estimated fair value of the award at grant date. See Note 9 for a description of the Company’s stock plans and related disclosures.

Leases

The Company operates most of its theatres under non-cancelable lease agreements with initial base terms ranging generally from 15 to 20 years, and classifies these as operating, capital or financing based on an assessment at lease inception or renewal and when a modification is made to a lease. These leases generally provide for the payment of fixed monthly rentals, property taxes, common area maintenance, insurance, repairs and some of these leases provide for escalating payments over the lease period. The Company, at its option, can renew most of its leases at defined or then fair rental rates over varying periods. The Company generally does not consider the exercise of the renewal options as reasonably assured at lease inception for purposes of evaluating lease classification.

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

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

The Company recorded impairment charges of $8,188, $17,814, and $36,875, for the years ended December 31, 2010, 2009, and 2008, respectively. Of the impairment charges recorded for the year ended December 31, 2010, $7,699 related to property and equipment, with the remaining impairment pertaining to the write-off of intangible assets as discussed further in Note 4—Intangible Assets. These fair value estimates are considered Level 3 estimates. The estimated aggregate fair value of the long-lived assets impaired during the years ended December 31, 2010 and 2009 was approximately $5,579 and $6,430, respectively.

	Years ended December 31,
	2010	2009	2008
Continuing Operations:
Theatre properties	$6,555	$16,595	$32,122
Equipment	1,144	959	4,217

Impairment of long-lived assets	$7,699	$17,554	$36,339

Discontinued Operations:
Theatre properties	$—	$260	$536
Equipment	—	—	—

Impairment of long-lived assets	$—	$260	$536

For 2010, impairment charges related to fixed assets were primarily the result of (1) deterioration in the full-year operating results resulting in $4.7 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of theatres impaired in prior years resulting in $1.9 million in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decrease in the fair market value of equipment at previously impaired theatres, resulting in a charge of $1.1 million.

For 2009, impairment charges were primarily the result of (1) deterioration in the full-year operating results of 22 theatres, resulting in $16,216 in impairment charges using valuation inputs as of November 30, 2009; (2) the decline in fair market value of one owned theatre, resulting in $379 in impairment charges using valuation inputs as of December 31, 2009; (3) a decrease in the net realizable value of excess 35 millimeter projectors, resulting in a charge of $762; and (4) excess seat and equipment inventory from our theatre closures, resulting in a charge of $197.

For 2008, impairment charges were primarily the result of (1) deterioration in the full-year operating results of 33 theatres, resulting in $32,073 in impairment charges; (2) the pending sale of one closed theatre with a contract price less than carrying value, resulting in $49 in impairment charges; (3) a decrease in the net realizable value of excess 35 millimeter projectors, resulting in a charge of $2,085; and (4) excess seat and equipment inventory from our theatre closures, resulting in a charge of $2,132.

NOTE 4—INTANGIBLE ASSETS

At December 31, 2010 and 2009, the Company has recorded the value of certain lease intangibles and trade names as follows:

	December 31,
	2010	2009
Lease related intangibles	$995	$1,862
Trade names	500	500

Gross carrying value of intangible assets subject to amortization	1,495	2,362
Less accumulated amortization	883	1,111

Net carrying value	$612	$1,251

Amortization of such intangible assets was $150, $142, and $136, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company impaired favorable lease intangible assets in 2010 of $489 related to closed theatres. The impairment charge is reflected in Impairment of Long-Lived Assets in the Consolidated Statements of Operations.

Amortization expense of intangible assets for fiscal years 2011 through 2015 and thereafter is estimated to be approximately $64, $56, $53, $50, $49 and $341, respectively, with a remaining weighted average useful life of 7 years.

NOTE 5—OTHER ASSETS

At December 31, 2010 and 2009, other assets are as follows:

	December 31,
	2010	2009
Prepaid rent	$3,984	$4,542
Debt issuance costs, net of amortization	6,664	2,734
Deposits and insurance binders	3,047	4,480
Note receivable	750	750
Investment in unconsolidated subsidiaries	8,093	—
Other	6,146	6,942

	$28,684	$19,448

NOTE 6—DEBT

Debt consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010		2009
Term loan	$235,491	(1)	$139,634
Delayed draw term loan credit agreement	—		111,152

	235,491		250,786
Current maturities	(2,399)		(2,614)

	$233,092		$248,172

(1)	Term loan is reflected net of unamortized discount of $1,973.

In January 2010, the Company entered into a $265,000 senior secured term loan with an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 3.5%, or the base rate (subject to a floor of 3.0%) plus a margin of 2.5%, as the Company may elect. As described below, the first amendment to the Credit Agreement provides that if the Company’s leverage ratio exceeds 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by 25 basis points (0.25%), and if the leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by an additional 25 basis points (0.25%). The debt was issued with a discount of approximately $2,650, which is being amortized to interest expense using the effective interest method over the life of the debt. The proceeds were used to repay the Company’s $170,000 seven year term loan that was due in May 2012 with a then outstanding balance of $139,634 and the $185,000 seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111,152. The Company recorded a loss on extinguishment of debt of $2,573 for the year ended December 31, 2010 for the write-off of unamortized debt issuance costs. The Company is currently required to make principal repayments of the senior secured term loan in the amount of $600 on the last day of each calendar quarter, with a balance of $226,070 due at final maturity on January 27, 2016. During the year ended December 31, 2010, the Company voluntarily repaid $25,000 of principal on its new senior secured term loan. At December 31, 2010 and 2009, the average interest rate was 5.50% and 4.07%, respectively, on such term loan.

In January 2010, the Company also entered into a new $30,000 revolving credit facility with an initial interest rate of LIBOR plus a margin of 4.0% (subject to a floor of 2.0%), or base rate plus a margin 3.0% (subject to a 3.0% floor), as the Company might elect. The applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the new revolving credit facility. The commitment fee rate was initially 0.75% per annum, and is also subject to adjustment based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. The final maturity date of the new revolving credit facility is January 27, 2013. The new $30,000 revolving credit facility replaced the prior $50,000 revolving credit facility that was scheduled to mature in May 2010. There was no outstanding balance on the revolving credit facilities at December 31, 2010 and 2009.

The credit agreement for the term loan and revolving credit facilities requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales or dispositions or issuances of certain debt obligations, (2) 100% of the net cash proceeds from sales-leaseback transactions, and (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement.

The senior secured term loan and revolving credit facilities are guaranteed by each of the Company’s subsidiaries and secured by a perfected first priority security interest in substantially all of the Company’s present and future assets.

The Company is required as part of the senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years.

Interest Rate Cap Agreement

On April 15, 2010, the Company entered into a three-year interest rate cap agreement. This agreement caps the interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. As of December 31, 2010, the fair value of the interest rate cap was immaterial.

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

The credit agreement for the term loan and revolving credit facilities imposes an annual limit of $25.0 million on capital expenditures, plus a carryforward of $5.0 million of any unused capital expenditures from the prior year. In addition to the dollar limitation, the Company may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing, or if a breach of the financial covenants contained in the credit agreement would result on a pro forma basis after giving effect to the capital expenditure.

The credit agreement for the term loan and revolving credit facilities also contains financial covenants that require the Company to maintain a ratio of funded debt to adjusted EBITDA of no more than 4.75, a ratio of adjusted EBITDA to interest expense of no less than 1.75 and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense of no more than 7.15. Beginning with the three month period ending March 31, 2011, the financial covenants contain periodic changes in the required ratios over the life of the senior secured term loan credit agreement.

Our financial results depend to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. Due to the significant declines in attendance in the fourth quarter of 2010 and early 2011, on March 3, 2011 the Company entered into a first amendment to the Credit Agreement that amended its maximum leverage ratio, minimum interest coverage ratio, and maximum EBITDAR ratio as follows:

Leverage Ratio- The maximum leverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 4.75 to 1.00 for the four quarter period ended December 31, 2010; (b) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (c) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (d) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (e) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (f) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

Interest Coverage Ratio- The minimum interest coverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not be less than: (a) 1.75 to 1.00 for the four quarter period ended December 31, 2010; (b) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (c) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (d) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (e) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (f) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

EBITDAR Ratio- The maximum EBITDAR ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 8.00 to 1.00 for any four quarter period ending December 31, 2010 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

As a result of the first amendment to the Credit Agreement, should the leverage ratio exceed 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on the consolidated term loans would increase by 25 basis points (0.25%). If the leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on the consolidated term loans would increase by an additional 25 basis points (0.25%). In addition, we are required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate was initially 0.75% per annum, and is also subject to adjustment based on our ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. In addition, the first amendment to the Credit Agreement imposes a prepayment fee of 1% of the amount prepaid in connection with certain refinancings and repricings occurring prior to March 3, 2012.

As of December 31, 2010, the Company was in compliance with all of the financial covenants in the amended Credit Agreement for the term loan and revolving credit facilities. As of December 31, 2010, the Company’s leverage, interest coverage, and EBITDAR ratios were 4.03, 2.16, and 6.48, respectively. Based on the Company’s latest projections, which include significant actual attendance declines in the first quarter of 2011 through mid-February, an attendance decline in subsequent quarters of 12% or more in 2011 compared to the same period of the prior year would result in a covenant violation. Further, attendance declines for the full year 2011 relative to 2010 of 11% or more would result in a covenant violation.

While the Company currently believes it will remain in compliance with its financial covenants through December 31, 2011 based on current projections, it is possible that the Company may not comply with some or all of its financial covenants. The Company could seek waivers or additional amendments to the Credit Agreement if a violation did occur. However, the Company can provide no assurance that it will successfully obtain such waivers or amendments from its lenders. If the Company is unable to comply with some or all of the financial or non-financial covenants and if it fails to obtain future waivers or amendments to the Credit Agreement, the lenders may terminate the revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facility due and payable.

Debt Maturities

At December 31, 2010 the Company’s future maturities of long-term debt obligations are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
Senior secured term loan	$2,399	$2,399	$2,399	$2,399	$1,798	226,070	$237,464

The fair value of the senior secured term loan is estimated based on quoted market prices at the date of measurement as follows:

	Years ended December 31,
	2010	2009
Carrying amount	$235,491	$250,786
Fair value	$239,244	$242,885

NOTE 7—ACCRUED EXPENSES

At December 31, 2010 and 2009, accrued expenses consisted of the following:

	December 31,
	2010	2009
Deferred revenues—Other	$7,212	$7,722
Deferred revenues—Screenvision	1,163	—
Accrued rents	3,271	3,197
Property taxes	6,193	6,669
Accrued interest	37	1,104
Accrued salaries	3,066	3,862
Sales taxes	2,700	3,521
Income taxes	232	3,835
Other accruals	3,557	3,466

	$27,431	$33,376

NOTE 8—INCOME TAXES

Income tax expense (benefit) from continuing operations is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(1,047)	$3,565	$—
State	357	754	363
Deferred:
Federal	—	—	—
State	—	—	—

Total income tax (benefit) expense	$(690)	$4,319	$363

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year Ended December 31,
	2010	2009	2008
Pre-tax loss from continuing operations	$(14,470)	$(10,790)	$(40,465)

Federal tax (benefit) expense, at statutory rates	(5,065)	(3,777)	(14,163)
State tax (benefit) expense, net of federal tax effects	(504)	(367)	(1,433)
Permanent non-dedecutible expenses	136	—	—
Reduction in prior year tax	(2,369)	—	—
Tax effect of uncertain tax position	2,471	—	—
Impact of equity investment income at statutory tax rate	455
Other	(52)	45	(31)
Reduction in gross deferred tax assets due to IRC Section 382 limitations	—	1,693	33,653
Increase (decrease) in valuation allowance	4,238	6,725	(17,663)

Total tax expense (benefit) from continuing operations	$(690)	$4,319	$363

The Company’s effective tax rate was 5.2%, (40.0%) and (.09%) for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s effective tax rate is generally significantly impacted by the limitations on its net operating losses due the ownership change and the effect of a full valuation allowance against its deferred tax assets.

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Net operating loss carryforwards	$10,727	$7,242
Alternative minimum tax credit carryforwards	779	760
Tax basis of property, equipment and other assets over book basis	52,936	46,113
Deferred compensation	1,237	849
Deferred rent	5,857	5,627
Compensation accruals	2,137	2,575
Basis difference in investee	2,261	—

Total deferred tax asset	$75,934	$63,166
Valuation allowance	(75,934)	(63,166)

Net deferred tax asset	$—	$—

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

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

During 2010, we engaged outside tax specialists to assist in tax planning. As a result of the tax planning, we reduced our 2009 federal and state income tax liability by $2.4 million from the amount estimated in our prior year tax provision. This tax benefit represents a change in estimate, which has been recorded in the year ended December 31, 2010.

At December 31, 2010, the Company had federal and state net operating loss carryforwards of $28.0 million, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward has an indefinite carryforward life but is subject to the IRC Section 382 limitation.

The Internal Revenue Service (IRS) completed its examination of the Company’s U.S. federal income tax returns for the years 2007 and 2008 in the third quarter of 2010. The outcome of the examination resulted in increases to taxable income in those years which was offset by our net operating loss. As a result of the examination, our deferred tax asset and valuation allowance increased by $5.7 million.

The Company generated a net operating loss during 2010 of approximately $5.2 million. This net operating loss is not subject to the IRC Section 382 limitation. We anticipate carrying this loss back to obtain a refund of taxes paid in prior years and have recorded an income tax receivable of $1.1 million as of December 31, 2010, which is included in prepaid expenses on the consolidated balance sheet as of December 31, 2010.

Valuation Allowance

At December 31, 2010 and December 31, 2009, the Company’s consolidated net deferred tax assets, net of IRC Section 382 limitations, were $75,934 and $63,166, respectively, before the effects of any valuation allowance. The Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, IRC limitations and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. The valuation allowance increased during 2010 and 2009 primarily due to the tax effect of temporary differences attributable to impairment losses not deductible in the current period for tax purposes, additional deferred tax assets of $5.7 million arising from the IRS examination of the 2007 and 2008 tax years that was concluded during the year, and additional deferred tax assets of $2.5 million arising from uncertain tax positions taken during the year. The IRS examination and uncertain tax positions did not have an effect on our income tax expense for the year ended December 31, 2010.

Income Tax Uncertainties

The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.

As of December 31, 2010 and 2009, the amount of unrecognized tax benefits related to continuing operations was $2.5 million and $0, respectively, of which $2.5 million and $0 would affect the Company’s annual effective tax rate, if recognized. The increase in unrecognized tax benefits in 2010 is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (See Note 10- Screenvision Transaction). The Company will recognize a tax basis for these units that is lower than the carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1999.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its income tax expense. The Company had no amounts accrued for interest and penalties at December 31, 2010 and December 31, 2009. Tax, if any, associated with the December 31, 2010 uncertain tax position liability would not begin to accrue interest until 2011.

NOTE 9—STOCKHOLDERS’ EQUITY

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2010, there were 416,250 shares available for future grants under the 2004 Incentive Stock Plan.

The determination of the fair value of stock option awards on the date of grant using option-pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of other inputs. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards.

The Company also issues restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee.

The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company’s total stock-based compensation expense was $2,047, $1,473 and $2,130 in 2010, 2009 and 2008, respectively. These amounts were recorded in general and administrative expenses. As of December 31, 2010, the Company had approximately $2,049 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options—Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options with only service conditions. Such stock options vest equally over a three-year period, except for options granted to members of the Board of Directors that vest immediately upon issuance. The stock options expire 10 years after the grant date.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during 2010 and 2009:

	2010	2009
Weighted average fair value of options on grant date	$6.84	$5.23
Expected life (years)	6.0	6.0
Risk-free interest rate	2.5%	2.7%
Expected dividend yield	—%	—%
Expected volatility	71.1%	68.4%

The following table sets forth the summary of option activity for stock options with service vesting conditions for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	550,000	$14.60
Granted	173,500	$10.60		$8
Exercised	(5,000)	$8.38		$2
Forfeited	(14,000)	$9.11

Outstanding at December 31, 2010	704,500	$13.77	7.24	$42

Exercisable on December 31, 2010	291,668	$20.08	5.08	$35

Expected to vest at December 31, 2010	392,190	$9.31	8.75	$7

The intrinsic value of the options exercised during the years ended December 31, 2010, 2009 and 2008 was $2, $0 and $0, respectively. The fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $35, $33, and $0, respectively.

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

The following table sets forth the summary of option activity for Company’s stock options with market condition vesting for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	190,000	$25.95	—
Granted	—	—
Forfeited	(20,000)

Outstanding at December 31, 2010	170,000	$25.95	6.29	$—

Exercisable at December 31, 2010	—	$—	—	$—

Expected to vest at December 31, 2010	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	179,500	$19.56
Granted	134,500	$11.20
Vested	(141,667)	$22.29
Forfeited	(41,000)	$11.46

Nonvested at December 31, 2010	131,333	$10.58

NOTE 10—SCREENVISION TRANSACTION

On October 14, 2010, the Company finalized the modification of its long-term exhibition agreement (the “Modified Exhibition Agreement”) with Technicolor Cinema Advertising, LLC (“Screenvision”), the Company’s exclusive provider of on-screen advertising services. The Modified Exhibition Agreement extends the Company’s exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”).

In connection with the Modified Exhibition Agreement, the Company received a cash payment of $30 million from Screenvision in January 2011 and, on October 14, 2010, the Company received membership units representing approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”), a holding company of the Screenvision business. The units are structured as a “profits interest” and entitle the Company to receive certain pro rata distributions (such as dividends or distributions upon a liquidation of SV Holdco). The Company will also receive additional units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial units, based upon changes in the Company’s future theatre and screen count. Bonus units and those initial units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in the Company’s consolidated financial statements until such units become non-forfeitable. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6.6 million using the Black Scholes Model with the following assumptions:

Expected life (years)	5.0
Risk-free interest rate	1.2%
Expected dividend yield	—%
Expected volatility	70.0%

Both the cash and non-forfeitable unit consideration ($36.6 million in the aggregate) has been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement.

The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its Consolidated Statement of Operations since October 14, 2010.

NOTE 11—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2010, 2009 and 2008, the Company closed eight, eleven and seventeen theatres, respectively. Of those closures, in 2010, 2009 and 2008, the Company classified two, three, and eleven theatres, respectively, as discontinued operations.

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

The following table sets forth the summary of activity for discontinued operations for the years ended December 31, 2010, 2009, and 2008:

	For the year ended December 31,
	2010	2009	2008
Revenue from discontinued operations	$1,290	$2,177	5,796

Operating loss before income taxes	$(214)	$(388)	$(1,707)
Income tax benefit for discontinued operations	$82	$149	$0
Gain (loss) on disposal, before taxes	$246	$(106)	$1,144
Income tax expense on disposal	$(94)	$41	$0

Income (Loss) from discontinued operations	$20	$(304)	$(563)

NOTE 12—BENEFIT PLANS

The Company maintains a funded non-qualified deferred compensation program for its senior executives pursuant to which it pays additional compensation equal to 10% of the senior executive’s annual compensation. The Company directs this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. The Company also pays certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that are determined at management’s discretion. Aggregate contributions to all such accounts in cash amounted to $531, $480 and $562 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2010, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2011	$43,536	$6,248	11,242
2012	41,373	5,993	11,409
2013	39,843	6,067	11,741
2014	38,702	5,963	11,553
2015	37,476	6,036	11,781
Thereafter	202,525	31,812	180,250

Total minimum lease payments	$403,455	62,119	237,976

Less amounts representing interest ranging from 3.6% to 19.6%		(32,229)	(149,988)

Present value of future minimum lease payments		29,890	87,988
Less current maturities		(1,669)	(173)

Long-term obligations		$28,221	87,815

Rent expense on operating leases was $47,798, $47,462 and $43,647 for 2010, 2009 and 2008, respectively. Included in such amounts are approximately $1,767, $1,597 and $1,085 in contingent rental expense for 2010, 2009 and 2008, respectively. Interest expense includes $1,394, $1,452 and $1,274 for 2010, 2009 and 2008, respectively, related to contingent rent on capital leases and financing obligations.

Self Insurance–General Liability and Workers Compensation Insurance

The Company maintains a deductible of $150 per claim on its general liability insurance policy and a deductible of $300 per claim on its workers compensation insurance policy. The Company uses historical data and actuarial estimates to estimate the cost of claims incurred that are not covered by the insurance policies as of the balance sheet date. The Company has accrued $1,357 and $1,404 at December 31, 2010 and 2009, respectively, for such claims. These costs are included in other theatre operating costs in the Consolidated Statements of Operations.

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

NOTE 15—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, for the years ended December 31, 2010, 2009, and 2008, common stock equivalents of 64, 11, and 0 shares respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

	Year ended December 31,
	2010	2009	2008
Weighted average shares outstanding	12,886	12,852	12,826
Less: restricted stock issued	(135)	(174)	(165)

Basic divisor	12,751	12,678	12,661
Dilutive Shares:
Stock Options	—	—	—

Diluted divisor	12,751	12,678	12,661

Net loss	(12,579)	(15,413)	(41,391)

Net loss per share:
Basic and Diluted	$(0.99)	$(1.22)	$(3.27)

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2010 and 2009. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly income (loss) per share may not agree to the total for the year.

	1st Quarter (1)(4)	2nd Quarter (1)(2)	3rd Quarter (1)	4th Quarter (1)(2)	Total
Year ended December 31, 2010
Total revenues from continuing operations	$123,810	$127,115	$124,409	$115,927	$491,262
Operating income from continuing operations	6,368	5,128	6,690	5,901	24,088
Net income (loss)	$(3,447)	$(6,512)	$529	$(3,149)	$(12,579)
Net loss per common share:
Basic	$(0.27)	$(0.52)	$0.04	$(0.24)	$(0.99)
Diluted	$(0.27)	$(0.52)	$0.04	$(0.24)	$(0.99)

	1st Quarter (1)(3)	2nd Quarter (1)	3rd Quarter (1)(2)	4th Quarter (1)	Total
Year ended December 31, 2009
Total revenues from continuing operations	$121,424	$132,646	$121,858	$137,066	$512,995
Operating income (loss) from continuing operations	5,330	11,699	(12,968)	18,218	22,277
Net income (loss)	$(3,997)	$2,826	$(20,655)	$6,415	$(15,413)
Net loss per common share:
Basic	$(0.32)	$0.22	$(1.63)	$0.51	$(1.22)
Diluted	$(0.32)	$0.22	$(1.63)	$0.51	$(1.22)

(1)	In connection with reporting for discontinued operations, the Company has reclassified the quarterly results.
(2)	In connection with the asset impairment valuations, the Company recognized additional impairment charges attributable to underperforming assets in the second and fourth quarter of 2010 of $3.2 million and $4.2 million, respectively, and the third quarter of 2009 of $17.2 million.
(3)	In connection with the separation agreement with the former Chief Executive Officer and other former employees, the Company recognized charges in the first quarter of 2009 of $5.5 million.
(4)	In connection with entering into the senior secured term loan and repayment of the existing credit facilities, the Company recognized a loss on extinguishment of debt in the first quarter of 2010 of $2.6 million.

NOTE 17—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement has an initial term of one year, and may be extended upon the written consent of both parties. Bigfoot paid the Company an initial fee of $25 and is required to pay an amount equal to the greater of $5 per month or 8% of the theatre’s gross revenues, during the initial term. Revenue recognized in 2010 related to this agreement is not significant to the Consolidated Statement of Operations.

Included in concession and other revenues in the consolidated statements of operations are amounts from related parties of $10.2 million, $10.7 million, and $10.2 million for 2010, 2009 and 2008, respectively.

NOTE 18—SEPARATION AGREEMENT CHARGES

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

NOTE 19—GUARANTOR SUBSIDIARIES

The Company has a registration statement which became effective in 2010 that registers certain securities, including debt securities which may be issued and guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended. Carmike Cinemas, Inc. may sell debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of December 31, 2010 and December 31, 2009 and for years ended December 31, 2010, 2009 and 2008 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,418	$9,648	$—	$13,066
Restricted cash	335	—	—	335
Accounts receivable	4,255	185	—	4,440
Screenvision receivable	30,000	—	—	30,000
Inventories	526	2,215	—	2,741
Prepaid expenses	2,402	4,294	—	6,696

Total current assets	40,936	16,342	—	57,278

Property and equipment:
Land	13,716	40,887	—	54,603
Buildings and building improvements	48,437	224,519	—	272,956
Leasehold improvements	16,523	103,797	—	120,320
Assets under capital leases	8,675	42,249	—	50,924
Equipment	56,788	153,541	—	210,329
Construction in progress	724	1,700	—	2,424

Total property and equipment	144,863	566,693	—	711,556
Accumulated depreciation and amortization	(72,446)	(270,926)	—	(343,372)

Property and equipment, net of accumulated depreciation	72,417	295,767	—	368,184
Intercompany receivables	133,202	—	(133,202)	—
Investment in subsidiaries	79,444	—	(79,444)	—
Assets held for sale	—	—	—	—
Other	20,885	7,799	—	28,684
Intangible assets, net of accumulated amortization	—	612	—	612

Total assets	$346,884	$320,520	$(212,646)	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,492	$1,168	$—	$21,660
Accrued expenses	21,561	5,870	—	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	2,652	1,588	—	4,240

Total current liabilities	44,705	8,626	—	53,331

Long-term liabilities:
Long-term debt, less current maturities	233,092	—	—	233,092
Capital leases and long-term financing obligations, less current maturities	28,477	87,559	—	116,036
Intercompany liabilities	—	133,202	(133,202)	—
Deferred revenue	35,150	—	—	35,150
Other	5,361	11,689	—	17,050

Total long-term liabilities	302,080	232,450	(133,202)	401,328

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	288,986	237,800	(237,800)	288,986
Accumulated deficit	(277,630)	(158,357)	158,357	(277,630)

Total stockholders’ equity	99	79,444	(79,444)	99

Total liabilities and stockholders’ equity	$346,884	$320,520	$(212,646)	$454,758

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$16,232	$9,464	$—	$25,696
Restricted cash	403	—	—	403
Accounts receivable	4,820	190	—	5,010
Inventories	437	2,114	—	2,551
Prepaid expenses	2,553	4,238	—	6,791

Total current assets	24,445	16,006	—	40,451

Property and equipment:
Land	13,079	41,592	—	54,671
Buildings and building improvements	48,763	225,287	—	274,050
Leasehold improvements	16,668	108,407	—	125,075
Assets under capital leases	8,674	45,113	—	53,787
Equipment	55,341	158,952	—	214,293
Construction in progress	431	—	—	431

Total property and equipment	142,956	579,351	—	722,307
Accumulated depreciation and amortization	(66,136)	(265,592)	—	(331,728)

Property and equipment, net of accumulated depreciation	76,820	313,759	—	390,579
Intercompany receivables	134,631	—	(134,631)	—
Investment in subsidiaries	92,494	—	(92,494)	—
Assets held for sale	1,272	977	—	2,249
Other	11,538	7,910	—	19,448
Intangible assets, net of accumulated amortization	—	1,251	—	1,251

Total assets	$341,200	$339,903	$(227,125)	$453,978

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$25,739	$413	$—	$26,152
Accrued expenses	22,105	11,271	—	33,376
Current maturities of long-term debt, capital leases and long-term financing obligations	2,780	1,481	—	4,261

Total current liabilities	50,624	13,165	—	63,789

Long-term liabilities:
Long-term debt, less current maturities	248,171	—	—	248,171
Capital leases and long-term financing obligations, less current maturities	28,491	88,193	—	116,684
Intercompany liabilities	—	134,631	(134,631)	—
Other	2,612	11,420	—	14,032

Total long-term liabilities	279,274	234,244	(134,631)	378,887

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	395	1	(1)	395
Treasury stock	(10,945)	—	—	(10,945)
Paid-in capital	286,903	237,800	(237,800)	286,903
Accumulated deficit	(265,051)	(145,307)	145,307	(265,051)

Total stockholders’ equity	11,302	92,494	(92,494)	11,302

Total liabilities and stockholders’ equity	$341,200	$339,903	$(227,125)	$453,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$59,373	$267,974	$—	$327,347
Concessions and other	53,490	133,845	(23,420)	163,915

Total operating revenues	112,863	401,819	(23,420)	491,262

Operating costs and expenses:
Film exhibition costs	32,109	148,697	—	180,806
Concession costs	3,345	14,605	—	17,950
Other theatre operating costs	41,738	192,992	(23,420)	211,310
General and administrative expenses	15,134	2,436	—	17,570
Depreciation and amortization	6,584	25,433	—	32,017
Gain (Loss) on sale of property and equipment	68	(735)	—	(667)
Impairment of long-lived assets	1,982	6,206	—	8,188

Total operating costs and expenses	100,960	389,634	(23,420)	467,174

Operating income	11,903	12,185	—	24,088
Interest expense	10,501	25,484	—	35,985
Equity in loss of subsidiaries	13,050	—	(13,050)	—
Loss on extinguishment of debt	2,573	—	—	2,573

(Loss) income before income tax, earnings from unconsolidated subsidiaries and discontinued operations	(14,221)	(13,299)	13,050	(14,470)
Income tax expense (benefit)	(830)	140	—	(690)
Earnings from unconsolidated subsidiaries	817	364	—	1,181

Loss from continuing operations	(12,574)	(13,075)	13,050	(12,599)
Income (Loss) from discontinued operations	(5)	25	—	20

Net (loss) income	$(12,579)	$(13,050)	$13,050	$(12,579)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$60,225	$284,299	$—	$344,524
Concessions and other	54,532	138,579	(24,640)	168,471

Total operating revenues	114,757	422,878	(24,640)	512,995

Operating costs and expenses:
Film exhibition costs	32,839	157,834	—	190,673
Concession costs	3,155	14,207	—	17,362
Other theatre operating costs	41,510	192,867	(24,640)	209,737
General and administrative expenses	13,581	2,558	—	16,139
Separation agreement charges	5,452	10	—	5,462
Depreciation and amortization	6,821	27,395	—	34,216
Gain on sale of property and equipment	(125)	(300)	—	(425)
Impairment of long-lived assets	4,521	13,033	—	17,554

Total operating costs and expenses	107,754	407,604	(24,640)	490,718

Operating income	7,003	15,274	—	22,277
Interest expense	8,666	24,401	—	33,067
Equity in loss of subsidiaries	12,114	—	(12,114)	—

(Loss) income before income tax, earnings from unconsolidated subsidiaries and discontinued operations	(13,777)	(9,127)	12,114	(10,790)
Income tax expense	1,820	2,499	—	4,319

Loss from continuing operations	(15,597)	(11,626)	12,114	(15,109)
Loss from discontinued operations	184	(488)	—	(304)

Net (loss) income	$(15,413)	$(12,114)	$12,114	$(15,413)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$53,449	$257,877	$—	$311,326
Concessions and other	50,545	131,262	(22,109)	159,698

Total operating revenues	103,994	389,139	(22,109)	471,024

Operating costs and expenses:
Film exhibition costs	29,728	140,822	—	170,550
Concession costs	3,072	14,157	—	17,229
Other theatre operating costs	38,679	175,427	(22,109)	191,997
General and administrative expenses	16,519	2,839	—	19,358
Depreciation and amortization	8,217	29,115	—	37,332
Gain (loss) on sale of property and equipment	253	(1,622)	—	(1,369)
Impairment of long-lived assets	17,339	18,785	—	36,124

Total operating costs and expenses	113,807	379,523	(22,109)	471,221

Operating income (loss)	(9,813)	9,616	—	(197)
Interest expense	10,191	30,528	—	40,719
Equity in loss of subsidiaries	21,732	—	(21,732)	—
Gain on sale of investments	(225)	(226)	—	(451)

(Loss) income before income tax, earnings from unconsolidated subsidiaries and discontinued operations	(41,511)	(20,686)	21,732	(40,465)
Income tax expense	—	363	—	363

Loss from continuing operations	(41,511)	(21,049)	21,732	(40,828)
Gain (Loss) from discontinued operations	120	(683)	—	(563)

Net (loss) income available for common stockholders	$(41,391)	$(21,732)	$21,732	$(41,391)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13,717	$13,968	$—	$27,685
Cash flows from investing activities:
Purchases of property and equipment	(2,061)	(14,842)		(16,903)
Proceeds from sale of property and equipment	4	3,973		3,977
Other Investing activities	68	—		68

Net cash used in investing activities	(1,989)	(10,869)		(12,858)
Cash flows from financing activities:
Issuance of long-term debt	262,350	—		262,350
Repayments of long-term debt	(278,496)	(1,486)		(279,982)
Intercompany Receivable/Payable	1,429	(1,429)		—
Other financing activies	(9,825)	0		(9,825)

Net cash used in financing activities	(24,542)	(2,915)	—	(27,457)

Increase / (decrease) in cash and cash equivalents	(12,814)	184	—	(12,630)
Cash and cash equivalents at beginning of year	16,232	9,464		25,696

Cash and cash equivalents at end of year	$3,418	$9,648	$—	$13,066

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2009
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,770	$25,518	$8,565	$49,853
Cash flows from investing activities:
Purchases of property and equipment	(4,762)	(8,784)	—	(13,546)
Proceeds from sale of property and equipment	360	2,896	—	3,256
Other investing activities	(219)	—	—	(219)

Net cash used in investing activities	(4,621)	(5,888)	—	(10,509)
Cash flows from financing activities:
Repayments of long-term debt	(22,731)	(1,459)	—	(24,190)
Change in intercompany receivable/liabilities	28,139	(28,139)	—	—
Other financing activities	(325)	0	—	(325)

Net cash provided by (used in) financing activities	5,083	(29,598)	—	(24,515)

Increase / (decrease) in cash and cash equivalents	16,232	(9,968)	8,565	14,829
Cash and cash equivalents at beginning of year	—	19,432	(8,565)	10,867

Cash and cash equivalents at end of year	$16,232	$9,464	$—	$25,696

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2008
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$12,083	$21,554	$(8,565)	$25,072
Cash flows from investing activities:
Purchases of property and equipment	(2,917)	(8,759)	—	(11,676)
Proceeds from sale of property and equipment	2,920	6,394	—	9,314
Other investing activities	266	2,700	—	2,966

Net cash used in investing activities	269	335	—	604
Cash flows from financing activities:
Repayments of long-term debt	(28,028)	—	—	(28,028)
Change in intercompany receivable/liabilities	17,906	(17,906)	—	—
Other financing activities	(7,467)	(1,289)	—	(8,756)

Net cash used in financing activities	(17,589)	(19,195)	—	(36,784)

Increase / (decrease) in cash and cash equivalents	(5,237)	2,694	(8,565)	(11,108)
Cash and cash equivalents at beginning of year	5,237	16,738	—	21,975

Cash and cash equivalents at end of year	$—	$19,432	$(8,565)	$10,867

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2010 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Atlanta, Georgia

March 8, 2011

ITEM 9B.	OTHER INFORMATION.

On March 8, 2011, we entered into Amendment Number Two to the Separation Agreement (the “Separation Amendment”) with Fred W. Van Noy, our Senior Vice President and Chief Operating Officer. The Separation Amendment amends Mr. Van Noy’s Separation Agreement to remove our obligation to provide Mr. Van Noy with a tax gross-up payment related to § 280G of the Internal Revenue Code and to extend the health, dental, vision and life insurance coverage provided as part of Mr. Van Noy’s separation benefit for an additional six months.

On March 3, 2011, we entered into a first amendment (the “Amendment”) to our credit agreement (the “Credit Agreement”), dated as of January 27, 2010, by and among us, as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Macquarie Capital (USA) Inc., as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

The Amendment amends the financial covenants in the Credit Agreement that require us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) above a specified minimum ratio and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense (“EBITDAR ratio”) below a specified maximum ratio. The Amendment amends our maximum leverage ratio, minimum interest coverage ratio, and maximum EBITDAR ratio to provide additional flexibility to us, as follows:

•

Leverage Ratio: As of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 4.75 to 1.00 for the four quarter period ended December 31, 2010; (b) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (c) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (d) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (e) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (f) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

•

Interest Coverage Ratio: As of the last day of any four consecutive fiscal quarters, this ratio may not be less than: (a) 1.75 to 1.00 for the four quarter period ended December 31, 2010; (b) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (c) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (d) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (e) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (f) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

•

EBITDAR Ratio: As of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 8.00 to 1.00 for any four quarter period ending December 31, 2010 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

The Amendment also provides that should our leverage ratio exceed 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on the outstanding term loans would increase by 25 basis points (0.25%). If the leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on the outstanding term loans would increase by an additional 25 basis points (0.25%). In addition, the Amendment imposes a prepayment fee of 1% of the amount prepaid in connection with certain refinancings and repricings occurring prior to March 3, 2012.

There are no material relationships between us and the other parties to the Amendment other than in respect of the Credit Agreement and the Amendment. However, JPMorgan Chase Bank has served as administrative agent in connection with our prior revolving credit and term loan facilities (the “Former Credit Facilities”) and certain lenders under the Credit Agreement may have from time to time been lenders under our Former Credit Facilities. Affiliates of J.P. Morgan Securities, Citigroup Global Markets and Macquarie Capital (USA) Inc. and other lenders under the Credit Agreement may in the future engage in investment banking and other commercial dealings with us in the ordinary course of business.

The foregoing description of the Amendment is a general description and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.44 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2011 Proxy Statement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors—Audit Committee” in the section entitled “Corporate Governance” in our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Compensation Plans” contained in the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2011 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2011 Proxy Statement.

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

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation (filed as Exhibit 2.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

2.2	Subscription Agreement between Carmike Cinemas, Inc. and SV Holdco, LLC, dated as of September 27, 2010 (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.3	Amended and Restated Liability Company Agreement of SV Holdco, LLC, dated as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

Exhibit Number	Description

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc., (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference)

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed January 22, 2009 and incorporated herein by reference).

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference).

10.3	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.4	Third Amendment, dated as of May 9, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.5	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

10.8	Seventh Amendment, dated as of July 27, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference).

Exhibit Number		Description

10.9		Eighth Amendment, dated as of October 17, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 22, 2007 and incorporated herein by reference).

10.10		Credit Agreement, dated as of January 27, 2010, by and among Carmike Cinemas, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Macquarie Capital (USA) Inc., as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 27, 2010 and incorporated herein by reference).

10.11		Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.12		First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.13*		Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.14*		Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.15*		Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement (filed as Exhibit 10.12 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.16*		Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.17*		Amendment No. 1 to Employment Agreement, between Carmike Cinemas, Inc. and Michael W. Patrick, dated as of December 31, 2009 (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.18*		Separation Agreement and General Release, dated February 12, 2009, by and between Michael W. Patrick and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Form 8-K filed on February 13, 2009 and incorporated herein by reference).

10.19	*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.20*		Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.21	*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

Exhibit Number		Description

10.22	*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.23*		Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, filed on April 16, 2004 and incorporated herein by reference).

10.24*		Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.25*		Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.26*		Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.27*		Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.28	*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.29*		Restricted Stock Grant Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.30*		Stock Option Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.4 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.31*		Employment Agreement by and between Carmike Cinemas, Inc. and S. David Passman III, dated June 4, 2009 (filed as Exhibit 10.1 to Carmike’s current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference).

10.32*		Amendment Number One to Employment Agreement, dated March 29, 2010 by and between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 5, 2010 and incorporated herein by reference).

10.33*		Form of Performance Based Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).

10.34*		Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred. W. Van Noy (filed as Exhibit 10.29 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.35*		Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.36*		Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

Exhibit Number	Description

10.37+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.38	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.39	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.40	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.41*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

10.42*	Amendment No. 1 to Carmike Cinemas, Inc. Annual Executive Bonus Program, effective January 1, 2009 (filed as Exhibit 10.45 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.43*	Amendment No. 2 to the Separation Agreement, dated as of March 8, 2011, between Carmike Cinemas, Inc. and Fred W. Van Noy.

10.44	Amendment No. 1 to Carmike Cinemas, Inc. Credit Agreement, dated as of January 27, 2010, by and among Carmike Cinemas, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Macquarie Capital (USA) Inc., as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent.

11	Computation of per share earnings (provided in Note 16 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Net Income (Loss) Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment has been granted for certain portions of this document under Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the SEC.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 8, 2011	By:	/s/ S. DAVID PASSMAN
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/S/ S. DAVID PASSMAN III S. David Passman III	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ FRED W. VAN NOY Fred W. Van Noy	Senior Vice President, Chief Operating Officer and Director

/S/ RICHARD B. HARE Richard B. Hare	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

/S/ JEFFREY W. BERKMAN Jeffrey W. Berkman	Director

/S/ JAMES A. FLEMING James A. Fleming	Director

/S/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/S/ ROLAND C. SMITH Roland C. Smith	Chairman of the Board of Directors

/S/ PATRICIA A. WILSON Patricia A. Wilson	Director