Form 10-Q
period 2011-03-31
CARMIKE CINEMAS INC
filed 2011-05-10
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,965,673 shares outstanding as of April 20, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,644	$13,066
Restricted cash	62	335
Accounts receivable	3,543	4,440
Screenvision receivable (Note 9)	—	30,000
Inventories	2,502	2,741
Prepaid expenses and other assets	8,292	6,696

Total current assets	32,043	57,278

Property and equipment:
Land	54,579	54,603
Buildings and building improvements	273,400	272,956
Leasehold improvements	120,575	120,320
Assets under capital leases	50,924	50,924
Equipment	211,140	210,329
Construction in progress	1,494	2,424

Total property and equipment	712,112	711,556
Accumulated depreciation and amortization	(350,005)	(343,372)

Property and equipment, net of accumulated depreciation	362,107	368,184

Intangible assets, net of accumulated amortization	596	612
Other assets	27,037	28,684

Total assets	$421,783	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$17,370	$21,660
Income taxes payable	5,958	—
Accrued expenses	26,961	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	4,094	4,240

Total current liabilities	54,383	53,331

Long-term liabilities:
Long-term debt, less current maturities	217,875	233,092
Capital leases and long-term financing obligations, less current maturities	115,756	116,036
Deferred revenue	34,874	35,150
Other	16,737	17,050

Total long-term liabilities	385,242	401,328

Commitments and contingencies (Note 7)

Stockholders’ (deficit) equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 13,414,872 shares issued and 12,965,673 shares outstanding at March 31, 2011, and 13,331,872 shares issued and 12,882,673 shares outstanding at December 31, 2010	400	400
Treasury stock, 449,199 shares at cost	(11,657)	(11,657)
Paid-in capital	289,449	288,986
Accumulated deficit	(296,034)	(277,630)

Total stockholders’ (deficit) equity	(17,842)	99

Total liabilities and stockholders’ (deficit) equity	$421,783	$454,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$61,304	$81,709
Concessions and other	34,940	41,637

Total operating revenues	96,244	123,346
Operating costs and expenses:
Film exhibition costs	32,203	45,999
Concession costs	3,897	4,137
Other theatre operating costs	49,487	53,483
General and administrative expenses	4,734	4,809
Depreciation and amortization	7,829	7,999
(Gain) loss on sale of property and equipment	(20)	27
Impairment of long-lived assets	161	487

Total operating costs and expenses	98,291	116,941

Operating (loss) income	(2,047)	6,405
Interest expense	9,153	8,888
Loss on extinguishment of debt	—	2,561

Loss before income tax and loss from unconsolidated subsidiaries	(11,200)	(5,044)
Income tax expense (benefit) (Note 4)	6,444	(1,598)
Loss from unconsolidated subsidiaries (Note 11)	(801)	—

Loss from continuing operations	(18,445)	(3,446)
Income (loss) from discontinued operations (Note 6)	47	(4)

Net loss	$(18,398)	$(3,450)

Weighted average shares outstanding:
Basic	12,784	12,683
Diluted	12,784	12,683

Net loss per common share (Basic and Diluted):
Loss from continuing operations	$(1.44)	$(0.27)
Income (loss) from discontinued operations, net of tax	—	—

Net loss	$(1.44)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,398)	$(3,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,858	8,081
Amortization of debt issuance costs	1,025	804
Impairment on long-lived assets	161	487
Loss on extinguishment of debt	—	2,561
Stock-based compensation	463	684
Loss from unconsolidated subsidiaries	801	—
Other	206	386
(Gain) loss on sale of property and equipment	(243)	27
Changes in operating assets and liabilities:
Accounts receivable and inventories	1,123	407
Screenvision receivable	30,000	—
Prepaid expenses and other assets	(957)	858
Accounts payable	(3,435)	(947)
Accrued expenses and other liabilities	4,946	(7,400)

Net cash provided by operating activities	23,550	2,498

Cash flows from investing activities:
Purchases of property and equipment	(3,014)	(2,017)
Release of restricted cash	273	318
Proceeds from sale of property and equipment	439	107

Net cash used in investing activities	(2,302)	(1,592)

Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	—	262,350
Repayments of long-term debt	(15,599)	(266,447)
Repayments of capital lease and long-term financing obligations	(483)	(384)
Debt issuance costs	(588)	(8,783)

Net cash used in financing activities	(16,670)	(13,264)

Increase (decrease) in cash and cash equivalents	4,578	(12,358)
Cash and cash equivalents at beginning of period	13,066	25,696

Cash and cash equivalents at end of period	$17,644	$13,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,166	$8,845
Income taxes	$—	$3,639

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$256	$174

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011 and 2010

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of March 31, 2011 and December 31, 2010, and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first three months of 2011.

The financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Accounting Estimates

In the preparation of financial statements in conformity with GAAP, management must make certain estimates, judgments and assumptions. These estimates, judgments and assumptions are made when accounting for items and matters such as, but not limited to, depreciation, amortization, asset valuations, impairment assessments, lease classification, employee benefits, income taxes, other provisions and contingencies. These estimates are based on the information available when recorded. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recognized in the period they are determined.

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

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

The fair value of the senior secured credit facilities described in Note 3 – Debt, which consist of a term loan and a revolving credit facility, is estimated based on quoted market prices at the date of measurement.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three months ended March 31, 2011, impairment charges aggregated $161 and were primarily the result of continued deterioration of previously impaired theatres. The Company recorded impairment charges of $487 during the three months ended March 31, 2010 which were primarily the result of deterioration in the full-year operating results of the impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2011 was approximately $707. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows and reference to appraised values.

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	March 31, 2011	December 31, 2010
Term loan	$221,863	$237,463
Less discount on term loan	(1,742)	(1,972)

Total debt	220,121	235,491
Current maturities	(2,246)	(2,399)

Total long-term debt	$217,875	$233,092

On January 27, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, and several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, consisting of:

•	a $265,000 six year term loan facility that matures on January 27, 2016; and

•	a $30,000 three year revolving credit facility that matures on January 27, 2013.

The proceeds were used to repay the Company’s $170,000 seven year term loan that was due in May 2012 with a then outstanding balance of $139,600 and the $185,000 seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111,150. The $30,000 revolving credit facility replaced the Company’s prior $50,000 revolving credit facility that was scheduled to mature in May 2010.

The $265,000 senior secured term loan facility has an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 3.5%, or the base rate plus a margin of 2.5% (subject to a floor of 3.0%), as the Company may elect. The Credit Agreement (as amended) provides that if the Company’s leverage ratio exceeds 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by 25 basis points (0.25%), and if the leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by an additional 25 basis points (0.25%).

The debt was issued with a discount of approximately $2,600, which is being amortized to interest expense using the effective interest method over the life of the debt. The Company is currently required to make principal repayments of the senior secured term loan in the amount of $562 on the last day of each calendar quarter, with a balance of $211,753 due at final maturity on January 27, 2016. During the three months ended March 31, 2011, the Company voluntarily repaid $15,000 of principal on its term loan. For the three months ended March 31, 2011 and 2010, the average interest rate on the Company’s debt was 5.50%.

The $30,000 revolving credit facility has an interest rate of LIBOR plus a margin of 4.0% (subject to a floor of 2.0%), or base rate plus a margin 3.0% (subject to a 3.0% floor), as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate is initially 0.75% per annum, and is also subject to adjustment thereafter based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. There was no outstanding balance on the revolving credit facilities at March 31, 2011 or 2010.

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

The fair value of the senior secured term loan is estimated based on quoted market prices at the date of measurement as follows:

	As of March 31,	As of December 31,
	2011	2010
Carrying amount	$220,121	$235,491
Fair value	$220,673	$239,244

Interest Rate Cap Agreement

The Company is required as part of its senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. On April 15, 2010, the Company entered into a three-year interest rate cap agreement which is not being accounted for as a hedging instrument. This agreement caps the interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. As of March 31, 2011, the fair value of the interest rate cap was immaterial.

Debt Covenants

The senior secured term loan and revolving credit facilities contain covenants which, among other things, restrict the Company’s ability, and that of its restricted subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than to the Company;

•	incur additional indebtedness and financing obligations;

•	create liens on their assets;

•	make certain investments;

•	sell or otherwise dispose of their assets other than in the ordinary course of business;

•	consolidate, merge or otherwise transfer all or any substantial part of their assets;

•	enter into transactions with their affiliates; and

•	engage in businesses other than those in which the Company is currently engaged or those reasonably related thereto.

The Credit Agreement for the term loan and revolving credit facilities imposes an annual limit of $25,000 on capital expenditures, plus a carryforward of $5,000 of any unused capital expenditures from the prior year. In addition to the dollar limitation, the Company may not make any capital expenditure if any default or event of default under the credit agreement has occurred and is continuing, or if a breach of the financial covenants contained in the credit agreement would result on a pro forma basis after giving effect to the capital expenditure.

The Credit Agreement also contains financial covenants that require the Company to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) below a specified minimum ratio and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense (“EBITDAR ratio”) below a specified maximum ratio. The financial covenants contain normal and customary periodic changes in the required ratios over the life of the senior secured term loan and revolving credit facilities.

The Company’s financial results depend to a substantial degree on the availability of suitable motion pictures for screening in its theatres and the appeal of such motion pictures to patrons in the Company’s specific theatre markets. Due to the significant declines in attendance in the fourth quarter of 2010 and early 2011, on March 3, 2011 the Company entered into an amendment to the Credit Agreement that modified its maximum leverage ratio, minimum interest coverage ratio, and maximum EBITDAR ratio as follows:

Leverage Ratio- The maximum leverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (b) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (c) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

Interest Coverage Ratio- The minimum interest coverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not be less than: (a) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

EBITDAR Ratio- The maximum EBITDAR ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 8.00 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

As of March 31, 2011, the Company was in compliance with all of the financial covenants in the amended Credit Agreement for the term loan and revolving credit facilities. As of March 31, 2011, the Company’s leverage, interest coverage, and EBITDAR ratios were 4.38, 1.84, and 6.88, respectively. Based on the Company’s latest projections, an attendance decline in subsequent 2011 quarters of 21% or more in 2011 compared to the same period of the prior year would result in a covenant violation. Further, attendance declines for the full year 2011 relative to 2010 of 12% or more would result in a covenant violation.

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

NOTE 4—INCOME TAXES

For the three months ended March 31, 2011, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes - Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of its deferred tax assets is not likely.

As a result of the limitations imposed by Section 382(g) and the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at March 31, 2011 and December 31, 2010.

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

As of March 31, 2011, the amount of unrecognized tax benefits was $2,500, all of which would affect the Company’s annual effective tax rate, if recognized. The unrecognized tax benefit as of March 31, 2011, is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (See Note 9 - Screenvision Transaction). The Company will recognize a tax basis for these units that is lower than the carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position. There was no unrecognized tax benefit during 2010.

The effective tax rate from continuing operations for the three months ended March 31, 2011 was (53.7%), which differs from the statutory tax rate primarily due to the current tax expense associated with the $30,000 cash payment received from Screenvision in January 2011 (see Note 9) and the inability to recognize an associated deferred tax benefit, due to the Company’s ongoing assessment that the realization of its deferred tax assets is unlikely.

The Company regularly assesses whether it is more likely than not that its deferred tax asset balance will be recovered from future taxable income, taking into account such factors as its earnings history, carryback and carryforward periods, and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is maintained against the deferred tax asset. At this time, the Company does not believe that realization of its deferred tax assets is more likely than not to occur. This determination is performed on a quarterly basis.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of March 31, 2011, there were 143,250 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded to the employee. As of March 31, 2011, the Company has granted 99,000 shares of performance-based awards dependent on the achievement of EBITDA targets that vest over a three-year period. As of March 31, 2011, 33,000 shares of these performance-based nonvested stock awards have been earned due to the achievement of EBITDA targets. Performance-based nonvested stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance factor for the unearned awards is probable.

The Company’s total stock-based compensation expense, which was recorded in general and administrative expenses, was approximately $463 and $684 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had approximately $3,213 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.3 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted and the weighted-average assumptions for such options granted during the first three months of 2011 and 2010:

	2011	2010
Fair value of options on grant date	$4.94	$6.84
Expected life (years)	6.0	6.0
Risk-free interest rate	2.3%	2.5%
Expected dividend yield	—%	—%
Expected volatility	76.2%	71.1%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2011:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	704,500		$13.77	7.24
Granted	157,000		$7.34	9.95
Exercised	—	$
Forfeited	—	$

Outstanding at March 31, 2011	861,500		$12.60	7.53	$29

Exercisable on March 31, 2011	348,165		$18.54	5.50	$29

Expected to vest March 31, 2011	487,668		$8.57	8.90	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance based awards, for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	131,333		$10.58
Granted	116,000		$7.34
Vested	—	$
Forfeited	—	$

Nonvested at March 31, 2011	247,333		$9.06

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2011 and 2010, the Company closed three theatres in each period. With respect to these closures during the three months ended March 31, 2011, the Company classified three theatres as discontinued operations. The Company reported the results of these operations, including gains and losses in disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations. For the three months ended March 31, 2010, the Company did not classify any of the three theatres closed during that period as discontinued operations.

All activity during the three months ended March 31, 2010 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2011 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenue from discontinued operations	$90	$835

Operating loss before income taxes	$(150)	$(6)
Income tax benefit from discontinued operations	$55	$2
Gain on disposal, before taxes	$224	$—
Income tax expense on disposal	$(82)	$—

Income (loss) from discontinued operations	$47	$(4)

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

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, all common stock equivalents aggregating 1,142,333 and 1,065,000 for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

NOTE 9—SCREENVISION TRANSACTION

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

In connection with the Modified Exhibition Agreement, the Company received a cash payment of $30,000 from Screenvision in January 2011 and, on October 14, 2010, the Company received membership units representing approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”), a holding company of the Screenvision business. The units are structured as a “profits interest” and entitle the Company to receive certain pro rata distributions (such as dividends or distributions upon a liquidation of SV Holdco). The Company will also receive additional units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial units, based upon changes in the Company’s future theatre and screen count. Bonus units and those initial units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in the Company’s consolidated financial statements until such units become non-forfeitable. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 using the Black Scholes Model.

Both the cash and non-forfeitable unit consideration ($36,555 in the aggregate) has been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. Amounts recognized as revenue during the three months ended March 31, 2011 were insignificant.

The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its Consolidated Statement of Operations since October 14, 2010. As of March 31, 2011, the carrying value of our ownership interest in Screenvision is approximately $5,800 and is included in Other Assets on the Balance Sheet.

NOTE 10—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement has an initial term of one year, and may be extended upon the written consent of both parties. Bigfoot paid the Company an initial fee of $25 and is required to pay an amount equal to the greater of $5 per month or 8% of the theatre’s gross revenues, during the initial term. Revenue recognized during the three months ended March 31, 2011 related to this agreement is not significant to the Consolidated Statement of Operations.

Included in concession and other revenues in the consolidated statements of operations are amounts from related parties of approximately $1,900 for the three months ended March 31, 2011.

NOTE 11—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 9 – Screenvision Transaction and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method was as follows:

As of March 31,
2011
Assets:
Current assets	$48,994
Noncurrent assets	170,904

Total assets:	$219,898

Liabilties:
Current liabilities	$49,829
Noncurrent liabilities	89,909

Total liabilities:	$139,738

Three Months Ended March 31, 2011
Results of operations:
Revenue	$23,008
Net loss	$(7,742)

Our investments in unconsolidated affiliated companies were not material during the three months ended March 31, 2010.

NOTE 12—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective in 2010. The registration statement registers certain securities, including debt securities which may be guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and March 31, 2010 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$12,182	$5,462	$—	$17,644
Restricted cash	62	—	—	62
Accounts receivable	3,502	41	—	3,543
Inventories	507	1,995	—	2,502
Prepaid expenses and other assets	4,048	4,244	—	8,292

Total current assets	20,301	11,742	—	32,043

Property and equipment:
Land	13,716	40,863	—	54,579
Buildings and building improvements	48,472	224,928	—	273,400
Leasehold improvements	16,535	104,040	—	120,575
Assets under capital leases	8,675	42,249	—	50,924
Equipment	57,002	154,138	—	211,140
Construction in progress	290	1,204	—	1,494

Total property and equipment	144,690	567,422	—	712,112
Accumulated depreciation and amortization	(73,417)	(276,588)	—	(350,005)

Property and equipment, net of accumulated depreciation	71,273	290,834	—	362,107

Intercompany receivables	129,344	—	(129,344)	—
Investment in subsidiaries	71,382	—	(71,382)	—
Intangible assets, net of accumulated amortization	—	596	—	596
Other	19,377	7,660	—	27,037

Total assets	$311,677	$310,832	$(200,726)	$421,783

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$16,850	$520	$—	$17,370
Income taxes payable	5,958	—	—	5,958
Accrued expenses	17,674	9,287	—	26,961
Current maturities of long-term debt, capital leases and long-term financing obligations	2,520	1,574	—	4,094

Total current liabilities	43,002	11,381	—	54,383

Long-term liabilities:
Long-term debt, less current maturities	217,875	—	—	217,875
Capital leases and long-term financing obligations, less current maturities	28,428	87,328	—	115,756
Intercompany liabilities	—	129,344	(129,344)	—
Deferred revenue	34,874	—	—	34,874
Other	5,340	11,397	—	16,737

Total long-term liabilities	286,517	228,069	(129,344)	385,242

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	289,449	237,800	(237,800)	289,449
Accumulated deficit	(296,034)	(166,419)	166,419	(296,034)

Total stockholders’ (deficit) equity	(17,842)	71,382	(71,382)	(17,842)

Total liabilities and stockholders’ (deficit) equity	$311,677	$310,832	$(200,726)	$421,783

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,418	$9,648	$—	$13,066
Restricted cash	335	—	—	335
Accounts receivable	4,255	185	—	4,440
Screenvision receivable	30,000	—	—	30,000
Inventories	526	2,215	—	2,741
Prepaid expenses and other assets	2,402	4,294	—	6,696

Total current assets	40,936	16,342	—	57,278

Property and equipment:
Land	13,716	40,887	—	54,603
Buildings and building improvements	48,437	224,519	—	272,956
Leasehold improvements	16,523	103,797	—	120,320
Assets under capital leases	8,675	42,249	—	50,924
Equipment	56,788	153,541	—	210,329
Construction in progress	724	1,700	—	2,424

Total property and equipment	144,863	566,693	—	711,556
Accumulated depreciation and amortization	(72,446)	(270,926)	—	(343,372)

Property and equipment, net of accumulated depreciation	72,417	295,767	—	368,184

Intercompany receivables	133,202	—	(133,202)	—
Investment in subsidiaries	79,444	—	(79,444)	—
Intangible assets, net of accumulated amortization	—	612	—	612
Other	20,885	7,799	—	28,684

Total assets	$346,884	$320,520	$(212,646)	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,492	$1,168	$—	$21,660
Accrued expenses	21,561	5,870	—	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	2,652	1,588	—	4,240

Total current liabilities	44,705	8,626	—	53,331

Long-term liabilities:
Long-term debt, less current maturities	233,092	—	—	233,092
Capital leases and long-term financing obligations, less current maturities	28,477	87,559	—	116,036
Intercompany liabilities	—	133,202	(133,202)	—
Deferred Revenue	35,150	—	—	35,150
Other	5,361	11,689	—	17,050

Total long-term liabilities	302,080	232,450	(133,202)	401,328

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	288,986	237,800	(237,800)	288,986
Accumulated deficit	(277,630)	(158,357)	158,357	(277,630)

Total stockholders’ equity	99	79,444	(79,444)	99

Total liabilities and stockholders’ equity	$346,884	$320,520	$(212,646)	$454,758

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$11,074	$50,230	$—	$61,304
Concessions and other	11,748	28,094	(4,902)	34,940

Total operating revenues	22,822	78,324	(4,902)	96,244

Operating costs and expenses:
Film exhibition costs	5,862	26,341	—	32,203
Concession costs	753	3,144	—	3,897
Other theatre operating costs	10,100	44,289	(4,902)	49,487
General and administrative expenses	4,186	548	—	4,734
Depreciation and amortization	1,605	6,224	—	7,829
Gain on sale of property and equipment	(1)	(19)	—	(20)
Impairment of long-lived assets	122	39	—	161

Total operating costs and expenses	22,627	80,566	(4,902)	98,291

Operating income (loss)	195	(2,242)	—	(2,047)
Interest expense	3,238	5,915	—	9,153
Equity in loss of subsidiaries	8,062	—	(8,062)	—

(Loss) before income tax, loss from unconsolidated subsidiaries and discontinued operations	(11,105)	(8,157)	8,062	(11,200)
Income tax expense	6,444	—	—	6,444
Loss (income) from unconsolidated subsidiaries	(849)	48	—	(801)

Loss from continuing operations	(18,398)	(8,109)	8,062	(18,445)
Income from discontinued operations	—	47	—	47

Net loss	$(18,398)	$(8,062)	$8,062	$(18,398)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$15,055	$66,654	$—	$81,709
Concessions and other	13,947	33,563	(5,873)	41,637

Total operating revenues	29,002	100,217	(5,873)	123,346

Operating costs and expenses:
Film exhibition costs	8,600	37,399	—	45,999
Concession costs	806	3,331	—	4,137
Other theatre operating costs	10,928	48,428	(5,873)	53,483
General and administrative expenses	4,180	629	—	4,809
Depreciation and amortization	1,618	6,381	—	7,999
Loss on sale of property and equipment	16	11	—	27
Impairment of long-lived assets	—	487	—	487

Total operating costs and expenses	26,148	96,666	(5,873)	116,941

Operating income	2,854	3,551	—	6,405
Interest expense	2,723	6,165	—	8,888
Equity in loss of subsidiaries	1,772	—	(1,772)	—
Loss on extinguishment of debt	2,561	—	—	2,561

Loss before income tax, earnings from unconsolidated subsidiaries and discontinued operations	(4,202)	(2,614)	1,772	(5,044)
Income tax benefit	(752)	(846)	—	(1,598)
Earnings from unconsolidated subsidiaries	—	—	—	—

Loss from continuing operations	(3,450)	(1,768)	1,772	(3,446)
Loss from discontinued operations	—	(4)	—	(4)

Net loss	$(3,450)	$(1,772)	$1,772	$(3,450)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,397	$1,153	$—	$23,550

Cash flows from investing activities:
Purchases of property and equipment	(1,520)	(1,494)		(3,014)
Proceeds from sale of property and equipment	1	438		439
Other investing activities	273	—		273

Net cash used in investing activities	(1,246)	(1,056)		(2,302)

Cash flows from financing activities:
Repayments of long-term debt	(15,599)	—		(15,599)
Repayments of capital lease and long-term financing obligations	(58)	(425)		(483)
Change in intercompany receivable/liabilities	3,858	(3,858)		—
Other financing activies	(588)	—		(588)

Net cash used in financing activities	(12,387)	(4,283)	—	(16,670)

Increase / (decrease) in cash and cash equivalents	8,764	(4,186)	—	4,578
Cash and cash equivalents at beginning of period	3,418	9,648		13,066

Cash and cash equivalents at end of period	$12,182	$5,462	$—	$17,644

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(581)	$3,079	$—	$2,498

Cash flows from investing activities:
Purchases of property and equipment	(867)	(1,150)	—	(2,017)
Proceeds from sale of property and equipment	3	104	—	107
Other Investing activities	318	—	—	318

Net cash used in investing activities	(546)	(1,046)	—	(1,592)

Cash flows from financing activities:
Issuance of long-term debt	262,350	—	—	262,350
Repayments of long-term debt	(266,447)	—	—	(266,447)
Repayments of capital lease and long-term financing obligations	(36)	(348)		(384)
Change in intercompany receivable/liabilities	(759)	759	—	—
Other financing activities	(8,783)	—	—	(8,783)

Net cash (used in) provided by financing activities	(13,675)	411	—	(13,264)

Increase / (decrease) in cash and cash equivalents	(14,802)	2,444	—	(12,358)
Cash and cash equivalents at beginning of period	16,232	9,464	—	25,696

Cash and cash equivalents at end of period	$1,430	$11,908	$—	$13,338

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2011 we owned, operated or had an interest in 236 theatres with 2,223 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2011, we had 218 theatres with 2,091 screens on a digital-based platform, including 200 theatres with 597 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patron.

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

Other theatre costs consist primarily of theatre labor and occupancy costs. Theatre labor includes a fixed cost component that represents the minimum staffing needed to operate a theatre and a variable component that fluctuates in relation to revenues as theatre staffing is adjusted to address changes in attendance. Facility lease expense is primarily a fixed cost as most of our leases require a fixed monthly rent payment. Certain of our leases are subject to percentage rent clauses that require payments of amounts based on the level of revenue achieved at the theatre-level. Other occupancy costs are substantially fixed.

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

We continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to improving the condition of our theatres, reducing our overall leverage and for potential acquisitions. To this end, during the three months ended March 31, 2011, we made voluntary pre-payments of $15 million to reduce long-term debt.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of Three Ended March 31, 2011 and March 31, 2010

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2011	2010
Average theatres	238	243
Average screens	2,229	2,271
Average attendance per screen (1)	4,216	5,291
Average admission per patron (1)	$6.53	$6.85
Average concessions and other sales per patron (1)	$3.72	$3.49
Total attendance (in thousands) (1)	9,399	12,017
Total revenues (in thousands)	$96,244	$123,346

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue decreased approximately 22.0% to $96.2 million for the three months ended March 31, 2011 compared to $123.3 million for the three months ended March 31, 2010, due to a decrease in total attendance from 12.0 million in the first quarter of 2010 to 9.4 million for the first quarter of 2011, a decrease in average admissions per patron from $6.85 in the first quarter of 2010 to $6.53 for the first quarter of 2011, partially offset by an increase in average concessions and other sales per patron from $3.49 in the first quarter of 2010 to $3.72 for the first quarter of 2011. Attendance was down period over period due principally to a less favorable movie slate. Average admissions per patron decreased primarily due to less premium 3-D pricing resulting from a less favorable 3-D movie slate. Average concessions and other sales per patron increased, primarily due to pricing increases on concession products.

Admissions revenue decreased approximately 25.0% to $61.3 million for the three months ended March 31, 2011 from $81.7 million for the same period in 2010, due to a decrease in total attendance from 12.0 million in the first quarter of 2010 to 9.4 million for the first quarter of 2011 and a decrease in average admissions per patron from $6.85 in the first quarter of 2010 to $6.53 for the first quarter of 2011.

Concessions and other revenue decreased approximately 16.1% to $34.9 million for the three months ended March 31, 2011 compared to $41.6 million for the same period in 2010, due to a decrease in total attendance from 12.0 million in the first quarter of 2010 to 9.4 million for the first quarter of 2011, partially offset by an increase in average concessions and other sales per patron from $3.49 in the first quarter of 2010 to $3.72 for the first quarter of 2011.

We operated 236 theatres with 2,223 screens at March 31, 2011 compared to 242 theatres with 2,268 screens at March 31, 2010.

Operating costs and expenses. The tables below summarize operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2011	2010	% Change
Film exhibition costs	$32,203	$45,999	(30)
Concession costs	$3,897	$4,137	(6)
Other theatre operating costs	$49,487	$53,483	(7)
General and administrative expenses	$4,734	$4,809	(2)
Depreciation and amortization	$7,829	$7,999	(2)
(Gain) loss on sale of property and equipment	$(20)	$27	n/m
Impairment of long-lived assets	$161	$487	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended March 31, 2011 decreased to $32.2 million as compared to $46.0 million for the three months ended March 31, 2010 due to a decrease in admissions revenue primarily as a result of a decrease in attendance. As a percentage of admissions revenue, film exhibition costs for the three months ended March 31, 2011 decreased to 52.5% as compared to 56.3% for the three months ended March 31, 2010 primarily as a result of lower film rent on 3-D and top-tier films and a reduction in advertising expenses.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs decreased to approximately $3.9 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010 due primarily to decreased attendance. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2011 were 11.2% as compared to 9.9% for the three months ended March 31, 2010 primarily due to an increase in cost of concession supplies and lower concession rebates compared to 2010.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2011 decreased to $49.5 million as compared to $53.5 million for the three months ended March 31, 2010. The decrease in our other theatre operating costs was primarily the result of decreases in salaries and wages expense, decreases in theatre occupancy costs resulting from lower percentage rent obligations and decreases in 3-D equipment service charges.

General and administrative expenses. General and administrative expenses remained consistent for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. General and administrative expenses were $4.7 million and $4.8 million for the three months ended March 31, 2011 and 2010, respectively.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2011 decreased approximately 2.1% as compared to the three months ended March 31, 2010. The decrease in depreciation and amortization expenses resulted from a combination of a lower balance of property and equipment due to theatre closures, asset sales, prior period impairments and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net gain on sales of property and equipment. We recognized a gain of $20,000 on the sales of property and equipment for the three months ended March 31, 2011, as compared to a loss of $27,000 for the three months ended March 31, 2010.

Impairment of long-lived assets. Impairment of long-lived assets decreased from $0.5 million for the three months ended March 31, 2010 to $0.2 million for the three months ended March 31, 2011. The impairment charges for the three months ended March 31, 2011 were primarily the result of continued deterioration in operating results of previously impaired theatres.

Operating income (loss). Operating loss for the three months ended March 31, 2011 was $2.0 million as compared to operating income of $6.4 million for the three months ended March 31, 2010. This fluctuation is primarily a result of a reduction in total revenue resulting from decreased attendance as described above. As a percentage of revenues, operating income (loss) for the three months ended March 31, 2011 was (2.1%) as compared to 5.2% for the three months ended March 31, 2010. This fluctuation is primarily a result of a reduction in total revenue resulting from decreased attendance and a certain level of fixed theatre level costs.

Interest expense, net. Interest expense, net for the three months ended March 31, 2011 increased 3.0% to $9.2 million from $8.9 million for the three months ended March 31, 2010. The increase was primarily related to a combination of an increase in interest rates partially offset by a decrease in the average debt outstanding. Interest income, included in interest expense, net, was $19,000 for the three months ended March 31, 2011 as compared to $23,000 for the same period in 2010.

Income tax. During the three months ended March 31, 2011 and 2010, we recorded income tax expense (benefit) of $6.4 million and ($1.6) million, respectively. The increase in our income tax provision is due primarily to the current tax expense associated with the $30 million Screenvision payment received in January 2011 as discussed in Note 9 – Screenvision Transaction and the inability to recognize an associated deferred tax benefit, due to the Company’s ongoing assessment that the realization of its deferred tax assets is unlikely. At March 31, 2011 and December 31, 2010, our consolidated deferred tax assets were $75.9 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

Income (loss) from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2011 and 2010, we closed three theatres in each period. With respect to these closures during the three months ended March 31, 2011 and 2010, we classified three and zero theatres as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $22.3 million as of March 31, 2011 compared to a working capital surplus of $4.0 million at December 31, 2010. The working capital surplus at December 31, 2010 resulted from a $30.0 million receivable from Screenvision related to the October 2010 modification of our existing theatre exhibition agreement. We received these funds in January 2011 and used $15.0 million of the funds to prepay debt outstanding under our term loan.

At March 31, 2011, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $17.6 million in cash and cash equivalents on hand as compared to $13.1 million in cash and cash equivalents at December 31, 2010. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $23.6 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $2.5 million for the three months ended March 31, 2010. This increase in our cash provided by operating activities was due primarily to the collection of the $30.0 million receivable from Screenvision. Net cash used in investing activities was $2.3 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment partially offset by an increase in proceeds from sales of property and equipment. Capital expenditures were $3.0 million for the three months ended March 31, 2011 primarily due to additional 3-D rollouts, Big D renovations (as described below), and theatre renovations. Net cash used in financing activities was $16.7 million for the three months ended March 31, 2011 compared to $13.3 million for the three months ended March 31, 2010. The increase in our net cash used in financing activities is primarily due to the repayment of $15.0 million on our term loan during the three months ended March 31, 2011, partially offset by the incurrence of $9.0 million of debt issuance costs in the first three months of 2010.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first three months of 2011, we closed three of our underperforming theatres and estimate closing up to ten theatres in 2011.

We plan to make a total of approximately $20 million to $25 million in capital expenditures for calendar year 2011. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $25 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience by the end of 2011.

Credit Agreement and Covenant Compliance

On January 27, 2010, we entered into a Credit Agreement (the “Credit Agreement”), by and among us, as borrower, and several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. Our long-term debt obligations consist of the following:

•	a $265.0 million six year term loan facility (issued at a $2.6 million discount) that matures on January 27, 2016 and

•	a $30.0 million three year revolving credit facility that matures on January 27, 2013.

The proceeds were used to repay our $170,000 seven year term loan that was due in May 2012 with a then outstanding balance of $139,600 and the $185,000 seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111,150. The $30,000 revolving credit facility replaced our prior $50,000 revolving credit facility that was scheduled to mature in May 2010.

The interest rate for borrowings under the term loan facility is LIBOR (subject to a 2.00% floor) plus a margin of 3.50%, or the Base Rate (as defined in the Credit Agreement) (subject to a 3.00% floor) plus a margin of 2.50%, as we may elect. The Credit Agreement (as amended) provides that if our leverage ratio exceeds 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by 25 basis points (0.25%), and if our leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by an additional 25 basis points (0.25%).

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

Debt Service

Based upon our current level of operations and our 2011 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next twelve months.

We are required to make principal repayments of our term loan borrowings in consecutive quarterly installments, each in the amount of $562,000, with the balance of $211,755,000 due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

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

Leverage Ratio- The maximum leverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (b) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (c) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

Interest Coverage Ratio- The minimum interest coverage ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not be less than: (a) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

EBITDAR Ratio- The maximum EBITDAR ratio has been amended such that as of the last day of any four consecutive fiscal quarters, this ratio may not exceed: (a) 8.00 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

As of March 31, 2011, we were in compliance with all of the financial covenants in the amended Credit Agreement. As of March 31, 2011, our leverage, interest coverage, and EBITDAR ratios were 4.38, 1.84, and 6.88, respectively. Based on our latest projections, an attendance decline in subsequent 2011 quarters of 21% or more compared to the same period of the prior year would result in a covenant violation. Further, attendance declines for the full year 2011 relative to 2010 of 12% or more would result in a covenant violation.

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

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our senior credit agreement;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7 “Commitments and Contingencies,” under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
2.1	Amendment No. 1 to Subscription Agreement, effective as of September 27, 2010, by and between Carmike Cinemas, Inc. and SV Holdco, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.2	Amendment No. 1 to Amended and Restated Liability Company Agreement of SV Holdco, LLC, effective as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

10.1	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan.

10.2	Amendment No. 2 to the Separation Agreement, dated as of March 8, 2011, between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.43 to Carmike’s Annual Report on Form 10-K filed on March 8, 2011 and incorporated herein by reference).

10.3	Amendment No. 1 to Carmike Cinemas, Inc. Credit Agreement, dated as of January 27, 2010, by and among Carmike Cinemas, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Macquarie Capital (USA) Inc., as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.44 to Carmike’s Annual Report on Form 10-K filed on March 8, 2011and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: May 10, 2011	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)