Form 10-Q
period 2011-06-30
CARMIKE CINEMAS INC
filed 2011-08-08
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,965,673 shares outstanding as of July 25, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$21,234	$13,066
Restricted cash	56	335
Accounts receivable	4,737	4,440
Screenvision receivable (Note 9)	—	30,000
Inventories	3,178	2,741
Prepaid expenses and other assets	8,005	6,696

Total current assets	37,210	57,278

Property and equipment:
Land	54,301	54,603
Buildings and building improvements	273,032	272,956
Leasehold improvements	120,166	120,320
Assets under capital leases	48,205	50,924
Equipment	213,183	210,329
Construction in progress	2,742	2,424

Total property and equipment	711,629	711,556
Accumulated depreciation and amortization	(352,819)	(343,372)

Property and equipment, net of accumulated depreciation	358,810	368,184

Intangible assets, net of accumulated amortization	580	612
Investments in unconsolidated affiliates (Note 11)	6,820	8,093
Other assets	19,330	20,591

Total assets	$422,750	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23,463	$21,660
Accrued expenses	31,846	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	3,958	4,240

Total current liabilities	59,267	53,331

Long-term liabilities:
Long-term debt, less current maturities	207,592	233,092
Capital leases and long-term financing obligations, less current maturities	115,402	116,036
Deferred revenue	34,586	35,150
Other	17,131	17,050

Total long-term liabilities	374,711	401,328

Commitments and contingencies (Note 7)

Stockholders’ (deficit) equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 13,414,872 shares issued and 12,965,673 shares outstanding at June 30, 2011, and 13,331,872 shares issued and 12,882,673 shares outstanding at December 31, 2010	401	400
Treasury stock, 449,199 shares at cost	(11,657)	(11,657)
Paid-in capital	290,173	288,986
Accumulated deficit	(290,145)	(277,630)

Total stockholders’ (deficit) equity	(11,228)	99

Total liabilities and stockholders’ (deficit) equity	$422,750	$454,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$85,034	$83,978	$146,291	$165,616
Concessions and other	47,131	42,282	82,051	83,882

Total operating revenues	132,165	126,260	228,342	249,498
Operating costs and expenses:
Film exhibition costs	46,810	47,710	78,987	93,668
Concession costs	5,364	4,893	9,256	9,025
Other theatre operating costs	49,833	52,896	99,220	106,230
General and administrative expenses	4,496	4,494	9,229	9,304
Severance agreement charges (Note 12)	845	—	845	—
Depreciation and amortization	7,895	7,948	15,705	15,917
Loss (gain) on sale of property and equipment	80	(19)	60	8
Write-off of note receivable	750	—	750	—
Impairment of long-lived assets	1,164	3,125	1,325	3,612

Total operating costs and expenses	117,237	121,047	215,377	237,764

Operating income	14,928	5,213	12,965	11,734
Interest expense	8,631	9,777	17,784	18,665
Loss on extinguishment of debt	—	7	—	2,568

Income (loss) before income tax and income (loss) from unconsolidated affiliates	6,297	(4,571)	(4,819)	(9,499)
Income tax expense (Note 4)	815	2,134	7,287	519
Income (loss) from unconsolidated affiliates (Note 11)	497	—	(304)	—

Income (loss) from continuing operations	5,979	(6,705)	(12,410)	(10,018)
(Loss) income from discontinued operations (Note 6)	(96)	193	(105)	56

Net income (loss)	$5,883	$(6,512)	$(12,515)	$(9,962)

Weighted average shares outstanding:
Basic	12,796	12,756	12,790	12,720
Diluted	12,827	12,756	12,790	12,720

Net loss per common share (Basic and Diluted):
Income (loss) from continuing operations	$0.47	$(0.53)	$(0.97)	$(0.79)
(Loss) income from discontinued operations, net of tax	(0.01)	0.02	(0.01)	0.01

Net income (loss)	$0.46	$(0.51)	$(0.98)	$(0.78)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,515)	$(9,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,768	16,123
Amortization of debt issuance costs	1,959	1,864
Impairment on long-lived assets	1,325	3,724
Loss on extinguishment of debt	—	2,568
Stock-based compensation	1,188	1,222
Loss from unconsolidated subsidiaries	304	—
Other	318	885
Write-off of note receivable	750	—
Gain on sale of property and equipment	(173)	(274)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(1,530)	63
Screenvision receivable	30,000	—
Prepaid expenses and other assets	(246)	1,052
Accounts payable	759	1,843
Accrued expenses and other liabilities	3,292	(1,653)
Distribution from unconsolidated affiliates	205	—

Net cash provided by operating activities	41,404	17,455

Cash flows from investing activities:
Purchases of property and equipment	(6,248)	(5,613)
Release of restricted cash	279	307
Proceeds from sale of property and equipment	444	774

Net cash used in investing activities	(5,525)	(4,532)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	—	5,000
Repayment of short-term borrowings	—	(5,000)
Issuance of long-term debt	—	262,350
Repayments of long-term debt	(26,161)	(272,100)
Debt issuance costs	(588)	(9,000)
Repayments of capital lease and long-term financing obligations	(962)	(784)
Purchase of treasury stock	—	(712)

Net cash used in financing activities	(27,711)	(20,246)

Increase (decrease) in cash and cash equivalents	8,168	(7,323)
Cash and cash equivalents at beginning of period	13,066	25,696

Cash and cash equivalents at end of period	$21,234	$18,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,631	$19,769
Income taxes	$6,122	$3,721

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$2,865	$598

The accompanying notes are an integral part of these condensed consolidated financial statements

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2011 and 2010

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of June 30, 2011 and December 31, 2010, and the results of operations and cash flows for the three and six month periods ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first six months of 2011.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in the Company’s financial statements to conform to current year classifications. The Company previously reported investments in unconsolidated affiliates in other assets on the 2010 consolidated balance sheet. The 2010 amount has been reclassified from other assets to a separate line item on the consolidated balance sheets to conform to the 2011 presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The ASU expands the existing disclosure requirements for fair value measurements in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” and makes other amendments to conform wording differences between U.S. GAAP and IFRS. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments are not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which revises the manner in which entities present comprehensive income in their financial statements. The guidance revises ASC 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and six months ended June 30, 2011, impairment charges aggregated to $1,164 and $1,325, respectively. The impairment charges were primarily the result of continued deterioration of previously impaired theatres and a decline in market value of a previously closed theatre. The Company recorded impairment charges during the three and six months ended June 30, 2010 of $3,237 and $3,724, respectively, which were primarily the result of deterioration in the operating results of the impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and six months ended June 30, 2011 was approximately $4,007 and $4,779, respectively. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows, contracts to sell certain owned properties and reference to appraised values.

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	June 30,	December 31,
	2011	2010
Term loan	$211,302	$237,463
Less discount on term loan	(1,565)	(1,972)

Total debt	209,737	235,491
Current maturities	(2,145)	(2,399)

Total long-term debt	$207,592	$233,092

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

The debt was issued with a discount of approximately $2,600, which is being amortized to interest expense using the effective interest method over the life of the debt. The Company is currently required to make principal repayments of the senior secured term loan in the amount of $536 on the last day of each calendar quarter, with a balance of $202,185 due at final maturity on January 27, 2016. During the six months ended June 30, 2011, the Company voluntarily repaid $25,000 of principal on its term loan. For the six months ended June 30, 2011 and 2010, the average interest rate on the Company’s debt was 5.50%.

The $30,000 revolving credit facility has an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 4.0%, or base rate (subject to a 3.0% floor) plus a margin 3.0%, as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate is initially 0.75% per annum, and is also subject to adjustment thereafter based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. There was no outstanding balance on the revolving credit facilities at June 30, 2011 or 2010.

The Credit Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales, dispositions or issuances of certain debt obligations, (2) 100% of the net cash proceeds from sales-leaseback transactions, and (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess annual cash flow as defined in the credit agreement. In addition, the first amendment to the Credit Agreement imposes a prepayment fee of 1% of the amount prepaid in connection with certain refinancings and repricings occurring prior to March 3, 2012.

The senior secured term loan and revolving credit facilities are guaranteed by each of the Company’s subsidiaries and secured by a perfected first priority security interest in substantially all of the Company’s present and future assets.

The fair value of the senior secured term loan is estimated based on quoted market prices as follows:

	As of June 30,	As of December 31,
	2011	2010
Carrying amount	$209,737	$235,491
Fair value	$210,791	$239,244

Interest Rate Cap Agreement

The Company is required as part of its senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. On April 15, 2010, the Company entered into a three-year interest rate cap agreement which is not being accounted for as a hedging instrument. This agreement caps the interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. As of June 30, 2011 and December 31, 2010, the fair value of the interest rate cap was immaterial.

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

Leverage Ratio- The maximum leverage ratio as of the last day of any four consecutive fiscal quarters may not exceed: (a) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (b) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (c) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

Interest Coverage Ratio- The minimum interest coverage ratio as of the last day of any four consecutive fiscal quarters may not be less than: (a) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

EBITDAR Ratio- The maximum EBITDAR ratio as of the last day of any four consecutive fiscal quarters may not exceed: (a) 8.00 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

As of June 30, 2011, the Company was in compliance with all of the financial covenants in the amended Credit Agreement for the term loan and revolving credit facilities. As of June 30, 2011, the Company’s leverage, interest coverage, and EBITDAR ratios were 3.60, 2.23, and 6.21, respectively. Based on the Company’s latest projections and actual results through June 30, 2011, an attendance decline in the last half of 2011 of 17% or more would result in a covenant violation.

The Company’s financial results depend to a substantial degree on the availability of suitable motion pictures for screening in its theatres and the appeal of such motion pictures to patrons in its specific theatre markets. The complete motion picture release schedule for 2012 and beyond is not yet known. Based on current projections, the Company currently believes it will remain in compliance with its financial covenants through December 31, 2011. However, it is possible that the Company may not comply with some or all of its financial covenants in the future.

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

NOTE 4—INCOME TAXES

For the three and six months ended June 30, 2011, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes - Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of its deferred tax assets is not likely.

As a result of the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at June 30, 2011 and December 31, 2010.

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

As of June 30, 2011 and December 31, 2010, the amount of unrecognized tax benefits was $2,500, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9 - Screenvision Transaction). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

The effective tax rate from continuing operations for the three months ended June 30, 2011 was 11.9%. The effective tax rate differs from the statutory tax rate primarily due to a reduction in taxable income related to bonus depreciation on long-lived assets. The effective tax rate from continuing operations for the six months ended June 30, 2011 was (142.3%), which differs from the statutory tax rate primarily due to the current tax expense associated with the $30,000 cash payment received from Screenvision in January 2011 (see Note 9) and the inability to recognize an associated deferred tax benefit, due to the Company’s ongoing assessment that the realization of its deferred tax assets is unlikely.

The Company regularly assesses whether it is more likely than not that its deferred tax asset balance will be recovered from future taxable income, taking into account such factors as its earnings history, carryback and carryforward periods, and tax planning strategies. When evidence exists that indicates that recovery is uncertain, a valuation allowance is maintained against the deferred tax asset. At this time, the Company does not believe that realization of its deferred tax assets is more likely than not to occur.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of June 30, 2011, there were 1,432,358 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded to the employee. As of June 30, 2011, the Company has also granted 99,000 shares of performance-based awards dependent on the achievement of EBITDA targets that vest over a three-year period. As of June 30, 2011, 33,000 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized in compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $724 and $538 for the three months ended June 30, 2011 and 2010, respectively, and $1,188 and $1,222 for the six months ended June 30, 2011 and 2010, respectively. Included in stock-based compensation expense for the three and six months ended June 30, 2011, is $222 related to the accelerated vesting of stock-based awards to our former Senior Vice-President-General Counsel and Secretary (see Note 12). Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of June 30, 2011, the Company had approximately $2,707 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.0 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted and the weighted-average assumptions for such options granted during the first six months of 2011 and 2010:

	2011	2010
Fair value of options on grant date	$4.94	$6.84
Expected life (years)	6.0	6.0
Risk-free interest rate	2.3%	2.5%
Expected dividend yield	—%	—%
Expected volatility	76.2%	71.1%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	704,500	$13.77	7.24
Granted	157,000	7.34	9.70
Exercised	—
Forfeited	(20,000)	35.63

Outstanding at June 30, 2011	841,500	$12.05	7.46	$27

Exercisable on June 30, 2011	394,832	$15.97	5.98	$27

Expected to vest June 30, 2011	424,335	$8.59	8.76	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance based awards, for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	131,333	$10.58
Granted	151,892	7.28
Vested	(31,667)	10.82
Forfeited	(5,000)	7.34

Nonvested at June 30, 2011	246,558	8.59

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2011 and 2010, the Company closed one and three theatres, respectively, and for the six months ended June 30, 2011 and 2010, the Company closed four and six theatres, respectively. With respect to these closures during the three months ended June 30, 2011 and 2010, the Company classified one theatre in each period as discontinued operations and for the six months ended June 30, 2011 and 2010, the Company classified four and one theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains and losses in disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

All activity during the three and six months ended June 30, 2010 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2011 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Revenue from discontinued operations	$24	$1,296

Operating loss before income taxes	$(153)	$(73)
Income tax benefit from discontinued operations	51	6
Gain on disposal, before income taxes	9	284
Income tax expense on disposal	(3)	(24)

(Loss) income from discontinued operations	$(96)	$193

	Six Months Ended June 30,
	2011	2010
Revenue from discontinued operations	$181	$2,240

Operating loss before income taxes	$(389)	$(193)
Income tax benefit for discontinued operations	126	74
Gain on disposal, before income taxes	233	284
Income tax expense on disposal	(75)	(109)

(Loss) income from discontinued operations	$(105)	$56

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

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. For the three months ended June 30, 2011, common stock equivalents totaling 1,004,577 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock below the exercise price. As a result of the Company’s net losses, all common stock equivalents aggregating 1,063,778 for the three months ended June 30, 2010 and 1,180,908 and 1,135,917 for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

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

Both the cash and non-forfeitable unit consideration ($36,555 in the aggregate) has been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. Included in concession and other revenues in the consolidated statements of operations are amounts related to Screenvision of approximately $2,500 and $4,300 for the three and six months ended June 30, 2011, respectively. Included in accounts receivable in the consolidated balance sheets, are amounts due from Screenvision of $1,884 and $31,901 at June 30, 2011 and December 31, 2010, respectively.

The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. As of June 30, 2011, the carrying value of the Company’s ownership interest in Screenvision is approximately $5,800 and is included in Investments in Unconsolidated Affiliates on the Balance Sheet.

NOTE 10—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement has an initial term of one year, and may be extended upon the written consent of both parties. Bigfoot paid the Company an initial fee of $25 and is required to pay an amount equal to the greater of $5 per month or 8% of the theatre’s gross revenues, during the initial term. Revenue recognized during the three and six months ended June 30, 2011 related to this agreement is not material to the condensed consolidated statements of operations.

NOTE 11—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 9 – Screenvision Transaction and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of June 30,
2011
Assets:
Current assets	$51,491
Noncurrent assets	165,770

Total assets	$217,261

Liabilties:
Current liabilities	$52,075
Noncurrent liabilities	84,927

Total liabilities	$137,002

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Results of operations:
Revenue	$45,934	$68,942
Net income (loss)	$6	$(7,735)

Our investments in unconsolidated affiliated companies were not material during the three and six months ended June 30, 2010.

NOTE 12—SEVERANCE AGREEMENT CHARGES

On July 15, 2011 (the “Retirement Date”), the Company’s Senior Vice President-General Counsel and Secretary, F. Lee Champion, ceased employment with the Company. In June 2011, the Company and Mr. Champion entered into a retirement agreement and general release (the “Retirement Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Retirement Agreement, the Company will make a lump sum payment to Mr. Champion of $143 in January 2012 and monthly payments of $24 for each of the 18 consecutive calendar months beginning in February 2012. All stock options granted by the Company to Mr. Champion became fully vested and exercisable on the Retirement Date and will remain exercisable for 90 days, or if less, for the remaining term of each such option. Restricted stock held by Mr. Champion was also fully vested. Any performance shares awarded to Mr. Champion as part of the Company’s 2011 long-term incentive program did not vest and were forfeited on the Retirement Date. The consideration payable to Mr. Champion under the Retirement Agreement was based on the terms of his existing employment agreement. The Company recorded charges of $845 for the three and six months ended June 30, 2011 for the estimated future costs associated with the Retirement Agreement.

NOTE 13—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective in 2010. The registration statement registers certain securities, including debt securities which may be guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and June 30, 2010 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$13,124	$8,110	$—	$21,234
Restricted cash	56	—	—	56
Accounts receivable	4,390	347	—	4,737
Inventories	713	2,465	—	3,178
Prepaid expenses and other assets	3,710	4,295	—	8,005

Total current assets	21,993	15,217	—	37,210

Property and equipment:
Land	13,438	40,863	—	54,301
Buildings and building improvements	47,970	225,062	—	273,032
Leasehold improvements	16,544	103,622	—	120,166
Assets under capital leases	8,675	39,530	—	48,205
Equipment	59,053	154,130	—	213,183
Construction in progress	985	1,757	—	2,742

Total property and equipment	146,665	564,964	—	711,629
Accumulated depreciation and amortization	(74,547)	(278,272)	—	(352,819)

Property and equipment, net of accumulated depreciation	72,118	286,692	—	358,810

Intercompany receivables	119,492	—	(119,492)	—
Investment in subsidiaries	78,892	—	(78,892)	—
Intangible assets, net of accumulated amortization	—	580	—	580
Investment in unconsolidated affiliates	6,820			6,820
Other	11,780	7,550	—	19,330

Total assets	$311,095	$310,039	$(198,384)	$422,750

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23,142	$321	$—	$23,463
Accrued expenses	20,170	11,676	—	31,846
Current maturities of long-term debt, capital leases and long-term financing obligations	2,440	1,518	—	3,958

Total current liabilities	45,752	13,515	—	59,267

Long-term liabilities:
Long-term debt, less current maturities	207,592	—	—	207,592
Capital leases and long-term financing obligations, less current maturities	28,367	87,035	—	115,402
Intercompany liabilities	—	119,492	(119,492)	—
Deferred revenue	34,586	—	—	34,586
Other	6,026	11,105	—	17,131

Total long-term liabilities	276,571	217,632	(119,492)	374,711

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	290,173	237,800	(237,800)	290,173
Accumulated deficit	(290,145)	(158,909)	158,909	(290,145)

Total stockholders’ (deficit) equity	(11,228)	78,892	(78,892)	(11,228)

Total liabilities and stockholders’ (deficit) equity	$311,095	$310,039	$(198,384)	$422,750

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,418	$9,648	$—	$13,066
Restricted cash	335	—	—	335
Accounts receivable	4,255	185	—	4,440
Screenvision receivable	30,000	—	—	30,000
Inventories	526	2,215	—	2,741
Prepaid expenses and other assets	2,402	4,294	—	6,696

Total current assets	40,936	16,342	—	57,278

Property and equipment:
Land	13,716	40,887	—	54,603
Buildings and building improvements	48,437	224,519	—	272,956
Leasehold improvements	16,523	103,797	—	120,320
Assets under capital leases	8,675	42,249	—	50,924
Equipment	56,788	153,541	—	210,329
Construction in progress	724	1,700	—	2,424

Total property and equipment	144,863	566,693	—	711,556
Accumulated depreciation and amortization	(72,446)	(270,926)	—	(343,372)

Property and equipment, net of accumulated depreciation	72,417	295,767	—	368,184

Intercompany receivables	133,202	—	(133,202)	—
Investment in subsidiaries	79,444	—	(79,444)	—
Intangible assets, net of accumulated amortization	—	612	—	612
Investments in unconsolidated affiliates	8,093			8,093
Other	12,792	7,799	—	20,591

Total assets	$346,884	$320,520	$(212,646)	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,492	$1,168	$—	$21,660
Accrued expenses	21,561	5,870	—	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	2,652	1,588	—	4,240

Total current liabilities	44,705	8,626	—	53,331

Long-term liabilities:
Long-term debt, less current maturities	233,092	—	—	233,092
Capital leases and long-term financing obligations, less current maturities	28,477	87,559	—	116,036
Intercompany liabilities	—	133,202	(133,202)	—
Deferred revenue	35,150	—	—	35,150
Other	5,361	11,689	—	17,050

Total long-term liabilities	302,080	232,450	(133,202)	401,328

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	288,986	237,800	(237,800)	288,986
Accumulated deficit	(277,630)	(158,357)	158,357	(277,630)

Total stockholders’ equity	99	79,444	(79,444)	99

Total liabilities and stockholders’ equity	$346,884	$320,520	$(212,646)	$454,758

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,278	$70,756	$—	$85,034
Concessions and other	14,738	38,756	(6,363)	47,131

Total operating revenues	29,016	109,512	(6,363)	132,165

Operating costs and expenses:
Film exhibition costs	7,921	38,889	—	46,810
Concession costs	986	4,378	—	5,364
Other theatre operating costs	10,466	45,730	(6,363)	49,833
General and administrative expenses	3,984	512	—	4,496
Severance agreement charges	845	—	—	845
Depreciation and amortization	1,694	6,201	—	7,895
Loss on sale of property and equipment	68	12	—	80
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	786	378	—	1,164

Total operating costs and expenses	27,500	96,100	(6,363)	117,237

Operating income	1,516	13,412	—	14,928
Interest expense	2,738	5,893	—	8,631
Equity in earnings of subsidiaries	(7,513)	—	7,513	—

Income before income tax, income from unconsolidated subsidiaries and discontinued operations	6,291	7,519	(7,513)	6,297
Income tax expense	815	—	—	815
Income from unconsolidated affiliates	(407)	(90)	—	(497)

Income from continuing operations	5,883	7,609	(7,513)	5,979
Loss from discontinued operations	—	96	—	96

Net income	$5,883	$7,513	$(7,513)	$5,883

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,293	$69,685	$—	$83,978
Concessions and other	13,693	34,744	(6,155)	42,282

Total operating revenues	27,986	104,429	(6,155)	126,260

Operating costs and expenses:
Film exhibition costs	8,249	39,461	—	47,710
Concession costs	878	4,015	—	4,893
Other theatre operating costs	10,202	48,849	(6,155)	52,896
General and administrative expenses	3,845	649	—	4,494
Depreciation and amortization	1,631	6,317	—	7,948
(Gain) loss on sale of property and equipment	1	(20)	—	(19)
Impairment of long-lived assets	171	2,954	—	3,125

Total operating costs and expenses	24,977	102,225	(6,155)	121,047

Operating income	3,009	2,204	—	5,213
Interest expense	2,818	6,959	—	9,777
Equity in loss of subsidiaries	4,954	—	(4,954)	—
Loss on extinguishment of debt	7	—	—	7

Loss before income tax and discontinued operations	(4,770)	(4,755)	4,954	(4,571)
Income tax expense	1,732	402	—	2,134

Loss from continuing operations	(6,502)	(5,157)	4,954	(6,705)
(Income) loss from discontinued operations	10	(203)	—	(193)

Net loss	$(6,512)	$(4,954)	$4,954	$(6,512)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$25,353	$120,938	$—	$146,291
Concessions and other	26,485	66,831	(11,265)	82,051

Total operating revenues	51,838	187,769	(11,265)	228,342

Operating costs and expenses:
Film exhibition costs	13,783	65,204	—	78,987
Concession costs	1,739	7,517	—	9,256
Other theatre operating costs	20,565	89,920	(11,265)	99,220
General and administrative expenses	8,169	1,060	—	9,229
Severance agreement charges	845	—	—	845
Depreciation and amortization	3,299	12,406	—	15,705
Loss (gain) on sale of property and equipment	67	(7)	—	60
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	909	416	—	1,325

Total operating costs and expenses	50,126	176,516	(11,265)	215,377

Operating income	1,712	11,253	—	12,965
Interest expense	5,976	11,808	—	17,784
Equity in loss of subsidiaries	520	—	(520)	—

Loss before income tax, loss (income) from unconsolidated subsidiaries and discontinued operations	(4,784)	(555)	520	(4,819)
Income tax expense	7,287	—	—	7,287
Loss (income) from unconsolidated affiliates	444	(140)	—	304

Loss from continuing operations	(12,515)	(415)	520	(12,410)
Loss from discontinued operations	—	(105)	—	(105)

Net loss	$(12,515)	$(520)	$520	$(12,515)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$29,349	$136,267	$—	$165,616
Concessions and other	27,641	68,270	(12,029)	83,882

Total operating revenues	56,990	204,537	(12,029)	249,498

Operating costs and expenses:
Film exhibition costs	16,848	76,820	—	93,668
Concession costs	1,686	7,339	—	9,025
Other theatre operating costs	21,130	97,129	(12,029)	106,230
General and administrative expenses	8,026	1,278	—	9,304
Depreciation and amortization	3,248	12,669	—	15,917
Loss (gain) on sale of property and equipment	16	(8)	—	8
Impairment of long-lived assets	171	3,441	—	3,612

Total operating costs and expenses	51,125	198,668	(12,029)	237,764

Operating income	5,865	5,869	—	11,734
Interest expense	5,541	13,124	—	18,665
Equity in loss of subsidiaries	7,573	—	(7,573)	—
Loss on extinguishment of debt	2,568	—	—	2,568

Loss before income tax and discontinued operations	(9,817)	(7,255)	7,573	(9,499)
Income tax expense	132	387	—	519

Loss from continuing operations	(9,949)	(7,642)	7,573	(10,018)
(Income) loss from discontinued op erations	13	(69)	—	(56)

Net loss	$(9,962)	$(7,573)	$7,573	$(9,962)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,870	$16,534	$—	$41,404

Cash flows from investing activities:
Purchases of property and equipment	(2,293)	(3,955)		(6,248)
Proceeds from sale of property and equipment	6	438		444
Other investing activities	279	—		279

Net cash used in investing activities	(2,008)	(3,517)		(5,525)

Cash flows from financing activities:
Issuance of long-term debt	—	—		—
Repayments of long-term debt	(26,279)	(844)		(27,123)
Intercompany Receivable/Payable	13,711	(13,711)		—
Other financing activies	(588)	0		(588)

Net cash used in financing activities	(13,156)	(14,555)	—	(27,711)

Increase / (decrease) in cash and cash equivalents	9,706	(1,538)	—	8,168
Cash and cash equivalents at beginning of period	3,418	9,648		13,066

Cash and cash equivalents at end of period	$13,124	$8,110	$—	$21,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$5,165	$12,290	$—	$17,455

Cash flows from investing activities:
Purchases of property and equipment	(1,142)	(4,471)		(5,613)
Proceeds from sale of property and equipment	3	771		774
Other investing activities	307	—		307

Net cash used in investing activities	(832)	(3,700)		(4,532)

Cash flows from financing activities:
Short-term borrowings	5,000	—		5,000
Repayments of short-term borrowings	(5,000)	—		(5,000)
Issuance of long-term debt	262,350	—		262,350
Repayments of long-term debt	(272,100)	—		(272,100)
Repayments of capital leases and long-term financing obligations	(75)	(709)		(784)
Intercompany receivable/payable	(1,028)	1,028		—
Other financing activities	(9,712)	—		(9,712)

Net cash (used in) provided by financing activities	(20,565)	319	—	(20,246)

Increase / (decrease) in cash and cash equivalents	(16,232)	8,909	—	(7,323)
Cash and cash equivalents at beginning of period	16,232	9,464		25,696

Cash and cash equivalents at end of period	$—	$18,373	$—	$18,373

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2011 we owned, operated or had an interest in 235 theatres with 2,215 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2011, we had 217 theatres with 2,083 screens on a digital-based platform, including 207 theatres with 724 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patron.

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

Concessions costs fluctuate with our concession revenues. We purchase substantially all of our non-beverage concession supplies from one supplier and substantially all of our beverage supplies from one supplier.

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

The ultimate performance of our film product any time during the calendar year will have a dramatic impact on our operating results and cash needs. In addition, the seasonal nature of the exhibition industry and positioning of film product makes our need for cash vary significantly from quarter to quarter. Generally, our liquidity needs are funded by operating cash flow, available funds under our credit agreement and short term float. Our ability to generate this cash will depend largely on future operations.

We continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to improving the condition of our theatres, reducing our overall leverage and for potential acquisitions. To this end, during the three and six months ended June 30, 2011, we made voluntary pre-payments of $10 million and $25 million, respectively, to reduce long-term debt.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and June 30, 2010

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average theatres	235	241	236	242
Average screens	2,215	2,260	2,223	2,266
Average attendance per screen (1)	5,890	5,444	10,096	10,732
Average admission per patron (1)	$6.52	$6.89	$6.52	$6.87
Average concessions and other sales per patron (1)	$3.61	$3.47	$3.66	$3.48
Total attendance (in thousands) (1)	13,045	12,304	22,444	24,321
Total revenues (in thousands)	$132,165	$126,260	$228,342	$249,498

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 4.7% to $132.2 million for the three months ended June 30, 2011 compared to $126.3 million for the three months ended June 30, 2010, due to an increase in total attendance from 12.3 million in the second quarter of 2010 to 13.0 million for the second quarter of 2011 and an increase in average concessions and other sales per patron from $3.47 in the second quarter of 2010 to $3.61 for the second quarter of 2011, partially offset by a decrease in average admissions per patron from $6.89 in the second quarter of 2010 to $6.52 for the second quarter of 2011. Attendance was up period over period due principally to a more favorable movie slate. Average admissions per patron decreased primarily due to less attendance at premium 3-D shows compared to 2-D shows. Average concessions and other sales per patron increased, primarily due to concession promotions.

Total revenue decreased approximately 8.5% to $228.3 million for the six months ended June 30, 2011 compared to $249.5 million for the six months ended June 30, 2010, due to a decrease in total attendance from 24.3 million for the 2010 period to 22.4 million for the 2011 period and a decrease in average admissions per patron from $6.87 for the 2010 period to $6.52 for the 2011 period, partially offset by an increase in average concessions and other sales per patron from $3.48 in the 2010 period to $3.66 in the 2011 period.

Admissions revenue increased approximately 1.3% to $85.0 million for the three months ended June 30, 2011 from $84.0 million for the same period in 2010, due to an increase in total attendance from 12.3 million in the second quarter of 2010 to 13.0 million for the second quarter of 2011, partially offset by a decrease in average admissions per patron from $6.89 in the second quarter of 2010 to $6.52 for the second quarter of 2011.

Admissions revenue decreased approximately 12.4% to $146.3 million for the six months ended June 30, 2011 from $165.6 million for the same period in 2010, due to a decrease in total attendance from 24.3 million for the six months ended June 30, 2010 to 22.4 million for the six months ended June 30, 2011, and a decrease in average admissions per patron from $6.87 in the 2010 period to $6.52 for the 2011 period.

Concessions and other revenue increased approximately 11.5% to $47.1 million for the three months ended June 30, 2011 compared to $42.3 million for the same period in 2010, due to an increase in total attendance from 12.3 million in the second quarter of 2010 to 13.0 million for the second quarter of 2011 and an increase in average concessions and other sales per patron from $3.47 in the second quarter of 2010 to $3.61 for the second quarter of 2011.

Concessions and other revenue decreased approximately 2.2% to $82.1 million for the six months ended June 30, 2011 compared to $83.9 million for the same period in 2010, due to a decrease in total attendance from 24.3 million for the six months ended June 30, 2010 to 22.4 million for the six months ended June 30, 2011, partially offset by an increase in average concessions and other sales per patron from $3.48 in the 2010 period to $3.66 for the 2011 period.

We operated 235 theatres with 2,215 screens at June 30, 2011 compared to 240 theatres with 2,250 screens at June 30, 2010.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
($’s in thousands)	2011	2010	% Change	2011	2010	% Change
Film exhibition costs	$46,810	$47,710	(2)	$78,987	$93,668	(16)
Concession costs	$5,364	$4,893	10	$9,256	$9,025	3
Other theatre operating costs	$49,833	$52,896	(6)	$99,220	$106,230	(7)
General and administrative expenses	$4,496	$4,494	0	$9,229	$9,304	(1)
Depreciation and amortization	$7,895	$7,948	(1)	$15,705	$15,917	(1)
Loss (gain) on sale of property and equipment	$80	$(19)	n/m	$60	$8	n/m
Write-off of note receivable	$750	$—	n/m	$750	$—	n/m
Impairment of long-lived assets	$1,164	$3,125	(63)	$1,325	$3,612	(63)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2011 decreased to $46.8 million as compared to $47.7 million for the three months ended June 30, 2010 primarily resulting from a reduction in advertising expenses. As a percentage of admissions revenue, film exhibition costs for the three months ended June 30, 2011 decreased to 55.0% as compared to 56.8% for the three months ended June 30, 2010 primarily as a result of lower film rent on 3-D and top-tier films and a reduction in advertising expenses. Film exhibition costs for the six months ended June 30, 2011 decreased to $79.0 million as compared to $93.7 million for the six months ended June 30, 2010. As a percentage of admissions revenue, film exhibition costs for the six months ended June 30, 2011 were 54.0% as compared to 56.6% for the six months ended June 30, 2010, primarily as a result of higher film rent on 3-D and top-tier films in 2010 partially offset by a reduction in advertising expense in the first six months of 2011.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs increased to approximately $5.4 million for the three months ended June 30, 2011 from $4.9 million for the three months ended June 30, 2010 due primarily to increased attendance and higher average concessions and other revenues per patron. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2011 were 11.4% as compared to 11.6% for the three months ended June 30, 2010. Concession costs increased to approximately $9.3 million for the six months ended June 30, 2011, compared to $9.0 million for the six months ended June 30, 2010 due to higher average concessions and other revenues per patron. As a percentage of concessions and other revenues, concession costs were 11.3% for the six months ended June 30, 2011 and 10.8% for the six months ended June 30, 2010 due to an increase in the cost of concession supplies and lower concession rebates.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2011 decreased to $49.8 million as compared to $52.9 million for the three months ended June 30, 2010. The decrease in our other theatre operating costs was primarily the result of decreases in taxes and licenses, salaries and wages expense, repairs and maintenance costs, and insurance costs. Taxes and licenses were negatively impacted in the three months ended June 30, 2010 by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred in 2005 and 2006. Other theatre operating costs for the six months ended June 30, 2011 decreased to $99.2 million as compared to $106.2 million for the six months ended June 30, 2010. The decrease in other theatre operating costs was primarily the result of decreases in 3-D equipment service charges, taxes and licenses, salaries and wages expense and theatre occupancy costs resulting from lower percentage rent obligations.

General and administrative expenses. General and administrative expenses remained consistent for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. General and administrative expenses for the three months ended June 30, 2011 and 2010 were $4.5 million. General and administrative expenses for the six months ended June 30, 2011 and 2010 were $9.2 million and $9.3 million, respectively.

Severance agreement charges. During the three and six months ended June 30, 2011, we recorded severance agreement charges of $0.8 million. These charges were related to the departure of our former Senior Vice President, General Counsel and Secretary, F. Lee Champion (see Note 12 to the Interim Financial Statements).

Depreciation and amortization. Depreciation and amortization expenses remained consistent for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010. Depreciation and amortization expenses were $7.9 million for each of the three months ended June 30, 2011 and 2010 and $15.7 million and $15.9 million for the six months ended June 30, 2011 and 2010, respectively.

Net gain (loss) on sales of property and equipment. We recognized a loss of $80,000 on the sales of property and equipment for the three months ended June 30, 2011, as compared to a gain of $19,000 for the three months ended June 30, 2010. We recognized a loss of $60,000 on the sales of property and equipment for the six months ended June 30, 2011, as compared to a loss of $8,000 for the six months ended June 30, 2010.

Write-off of note receivable. For the three and six months ended June 30, 2011, we wrote off a note receivable of $750,000. The loss is the result of an uncollectible note receivable on a theatre sold in August 2008. We did not write off any note receivables for the three and six months ended June 30, 2010.

Impairment of long-lived assets. Impairment of long-lived assets for the three and six months ended June 30, 2010 decreased from $3.1 million and $3.6 million, respectively, to $1.2 million and $1.3 million for the three and six months ended June 30, 2011, respectively. The impairment charges for the three and six months ended June 30, 2011 were primarily the result of continued deterioration in operating results of previously impaired theatres and a decline in market value of a previously closed theatre.

Operating income (loss). Operating income for the three months ended June 30, 2011 increased 186.4% to $14.9 million as compared to operating income of $5.2 million for the three months ended June 30, 2010. As a percentage of revenues, operating income for the three months ended June 30, 2011 was 11.8% as compared to 4.1% for the three months ended June 30, 2010. This fluctuation is primarily a result of an increase in total revenue resulting from increased attendance as described above, a reduction in impairment charges and a reduction in other theatre operating expenses. Operating income for the six months ended June 30, 2011 increased 10.5% to $13.0 million as compared to $11.7 million for the six months ended June 30, 2010. As a percentage of revenues, operating income for the six months ended June 30, 2011 was 5.7% as compared to 4.7% for the six months ended June 30, 2010. These fluctuations are primarily a result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2011 decreased 11.7% to $8.6 million from $9.8 million for the three months ended June 30, 2010. Interest expenses, net for the six months ended June 30, 2011 decreased 4.7% to $17.8 million as compared to $18.7 million for the six months ended June 30, 2010. The decrease for the three and six months ended June 30, 2011 was primarily related to interest costs of approximately $0.7 million incurred during the three months ended June 30, 2010 associated with the underpayment of sales and use taxes as well as a decrease in the average debt outstanding.

Income tax. During the three and six months ended June 30, 2011, we recorded income tax expense of $0.8 million and $7.3 million, respectively, as compared to $2.1 million and $0.5 million during the three and six months ended June 30, 2010, respectively. The increase in our income tax provision for the six months ended June 30, 2011 is due primarily to the current tax expense associated with the $30 million Screenvision payment received in January 2011 (as discussed in Note 9 - Screenvision Transaction in the Interim Financial Statements) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely. At June 30, 2011 and December 31, 2010, our consolidated deferred tax assets were $75.9 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods and tax planning strategies. When evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

The effective tax rate from continuing operations for the three months ended June 30, 2011 was 11.9%. The effective tax rate differs from the statutory tax rate primarily due to a reduction in taxable income related to bonus depreciation on long-lived assets. The effective tax rate from continuing operations for the six months ended June 30, 2011 was (142.3%), which differs from the statutory tax rate primarily due to the current tax expense associated with the $30,000 cash payment received from Screenvision in January 2011 (see Note 9) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

Income (loss) from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2011 and 2010, we closed one and three theatres, respectively, and for the six months ended June 30, 2011 and 2010, we closed four and six theatres, respectively. With respect to these closures during the three months ended June 30, 2011 and 2010, we classified one theatre in each period as discontinued operations, and for the six months ended June 30, 2011 and 2010 we classified four and one theatre, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $22.1 million as of June 30, 2011 compared to a working capital surplus of $4.0 million at December 31, 2010. The working capital surplus at December 31, 2010 resulted from a $30.0 million receivable from Screenvision related to the October 2010 modification of our existing theatre exhibition agreement. We received these funds in January 2011 and used $15.0 million of the funds to prepay debt outstanding under our term loan.

At June 30, 2011, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $21.2 million in cash and cash equivalents on hand as compared to $13.1 million in cash and cash equivalents at December 31, 2010. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $41.4 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $17.5 million for the six months ended June 30, 2010. This increase in our cash provided by operating activities was due primarily to the collection of the $30.0 million receivable from Screenvision. Net cash used in investing activities was $5.5 million for the six months ended June 30, 2011 compared to $4.5 million for the six months ended June 30, 2010. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment partially offset by a decrease in proceeds from sales of property and equipment. Capital expenditures were $6.2 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively. Capital expenditures for the 2011 period were primarily due to additional 3-D rollouts, Big D renovations (as described below), theatre renovations and upgrades to computer equipment. Capital expenditures for the 2010 period related primarily to capital improvement activities on our existing theatres. Net cash used in financing activities was $27.7 million for the six months ended June 30, 2011 compared to $20.2 million for the six months ended June 30, 2010. The increase in our net cash used in financing activities is primarily due to the repayment of $25.0 million on our term loan during the six months ended June 30, 2011, partially offset by the incurrence of $9.0 million of debt issuance costs in the first six months of 2010.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first six months of 2011, we closed four of our underperforming theatres and estimate closing up to nine theatres for the full year 2011.

We plan to make up to $25 million in capital expenditures for calendar year 2011. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $25 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience auditoriums during the remainder of 2011.

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

The Credit Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales, dispositions or issuances of certain debt obligations, (2) 100% of the net cash proceeds from sales-leaseback transactions, and (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess annual cash flow as defined in the Credit Agreement. In addition, the first amendment to the Credit Agreement imposes a prepayment fee of 1% of the amount prepaid in connection with certain refinancings and repricings occurring prior to March 3, 2012.

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

We are required to make principal repayments of our term loan borrowings in consecutive quarterly installments, each in the amount of $536,000, with the balance of $202,185,000 due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

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

Leverage Ratio- The maximum leverage ratio as of the last day of any four consecutive fiscal quarters may not exceed: (a) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (b) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (c) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

Interest Coverage Ratio- The minimum interest coverage ratio as of the last day of any four consecutive fiscal quarters may not be less than: (a) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

EBITDAR Ratio- The maximum EBITDAR ratio as of the last day of any four consecutive fiscal quarters may not exceed: (a) 8.00 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

As of June 30, 2011, we were in compliance with all of the financial covenants in the amended Credit Agreement. As of June 30, 2011, our leverage, interest coverage, and EBITDAR ratios were 3.60, 2.23, and 6.21, respectively. Based on our latest projections and actual results through June 30, 2011, an attendance decline in the last half of 2011of 17% or more would result in a covenant violation.

Our financial results depend to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. The complete motion picture release schedule for 2012 and beyond is not yet known. Based on current projections, we currently believe that we will remain in compliance with our financial covenants through December 31, 2011. However, it is possible that we may not comply with some or all of our financial covenants in the future.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

10.1	Retirement Agreement and General Release, dated June 1, 2011, by and between Forrest Lee Champion and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference).

10.2	Carmike Cinemas, Inc. 2004 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 20, 2011 (filed as Appendix A to Carmike’s proxy statement filed on April 20, 2011, and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: August 8, 2011	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)