Form 10-Q
period 2011-09-30
CARMIKE CINEMAS INC
filed 2011-11-07
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 12,966,942 shares outstanding as of October 25, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,999	$13,066
Restricted cash	75	335
Accounts receivable	3,338	4,440
Screenvision receivable (Note 9)	—	30,000
Inventories	2,729	2,741
Prepaid expenses and other assets	7,646	6,696

Total current assets	32,787	57,278

Property and equipment:
Land	54,631	54,603
Buildings and building improvements	276,369	272,956
Leasehold improvements	120,612	120,320
Assets under capital leases	48,205	50,924
Equipment	215,598	210,329
Construction in progress	4,909	2,424

Total property and equipment	720,324	711,556
Accumulated depreciation and amortization	(360,920)	(343,372)

Property and equipment, net of accumulated depreciation	359,404	368,184

Intangible assets, net of accumulated amortization	564	612
Investments in unconsolidated affiliates (Note 11)	8,194	8,093
Other assets	18,546	20,591

Total assets	$419,495	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$18,312	$21,660
Income taxes payable	2,812	—
Accrued expenses	28,837	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	4,007	4,240

Total current liabilities	53,968	53,331

Long-term liabilities:
Long-term debt, less current maturities	207,153	233,092
Capital leases and long-term financing obligations, less current maturities	115,022	116,036
Deferred revenue	34,297	35,150
Other	16,817	17,050

Total long-term liabilities	373,289	401,328

Commitments and contingencies (Note 7)

Stockholders’ (deficit) equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 13,419,872 shares issued and 12,966,942 shares outstanding at September 30, 2011, and 13,331,872 shares issued and 12,882,673 shares outstanding at December 31, 2010	401	400
Treasury stock, 452,930 and 449,199 shares at September 30, 2011 and December 31, 2010, respectively	(11,683)	(11,657)
Paid-in capital	290,575	288,986
Accumulated deficit	(287,055)	(277,630)

Total stockholders’ (deficit) equity	(7,762)	99

Total liabilities and stockholders’ (deficit) equity	$419,495	$454,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$86,441	$81,884	$232,653	$247,437
Concessions and other	47,543	41,567	129,450	125,338

Total operating revenues	133,984	123,451	362,103	372,775
Operating costs and expenses:
Film exhibition costs	47,182	45,240	126,140	138,881
Concession costs	5,716	4,704	14,958	13,721
Other theatre operating costs	54,491	54,907	153,484	160,906
General and administrative expenses	4,458	4,365	13,687	13,669
Severance agreement charges (Note 12)	—	—	845	—
Depreciation and amortization	8,260	7,947	23,948	23,857
Loss (gain) on sale of property and equipment	47	(658)	108	(649)
Write-off of note receivable	—	—	750	—
Impairment of long-lived assets	18	220	1,342	3,832

Total operating costs and expenses	120,172	116,725	335,262	354,217

Operating income	13,812	6,726	26,841	18,558
Interest expense	8,050	8,786	25,833	27,451
Loss on extinguishment of debt	—	5	—	2,573

Income (loss) before income tax and income from unconsolidated affiliates	5,762	(2,065)	1,008	(11,466)
Income tax expense (benefit) (Note 4)	3,939	(2,441)	11,255	(1,988)
Income from unconsolidated affiliates (Note 11)	1,291	—	987	—

Income (loss) from continuing operations	3,114	376	(9,260)	(9,478)
(Loss) income from discontinued operations (Note 6)	(24)	154	(165)	43

Net income (loss)	$3,090	$530	$(9,425)	$(9,435)

Weighted average shares outstanding:
Basic	12,823	12,779	12,801	12,740
Diluted	12,849	12,794	12,801	12,740

Net income (loss) per common share (Basic and Diluted):
Income (loss) from continuing operations	$0.24	$0.03	$(0.72)	$(0.74)
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	—

Net income (loss)	$0.24	$0.04	$(0.73)	$(0.74)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,425)	$(9,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,043	24,133
Amortization of debt issuance costs	2,582	2,682
Impairment on long-lived assets	1,342	3,944
Loss on extinguishment of debt	—	2,573
Stock-based compensation	1,590	1,680
Income from unconsolidated affiliates	(987)	—
Other	416	1,181
Write-off of note receivable	750	—
Gain on sale of property and equipment	(123)	(933)
Changes in operating assets and liabilities:
Accounts receivable and inventories	302	88
Screenvision receivable	30,000	—
Prepaid expenses and other assets	869	2,258
Accounts payable	(4,692)	(11,475)
Accrued expenses and other liabilities	2,512	(4,753)
Distribution from unconsolidated affiliates	344	—

Net cash provided by operating activities	49,523	11,943

Cash flows from investing activities:
Purchases of property and equipment	(12,306)	(10,881)
Release of restricted cash	260	324
Investment in unconsolidated affiliates	(718)	—
Theatre acquisition	(2,550)	—
Proceeds from sale of property and equipment	444	3,879

Net cash used in investing activities	(14,870)	(6,678)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	—	5,000
Repayment of short-term borrowings	—	(5,000)
Issuance of long-term debt	—	262,350
Repayments of long-term debt	(26,698)	(277,722)
Debt issuance costs	(588)	(9,154)
Repayments of capital lease and long-term financing obligations	(1,408)	(1,213)
Purchase of treasury stock	(26)	(712)

Net cash used in financing activities	(28,720)	(26,451)

Increase (decrease) in cash and cash equivalents	5,933	(21,186)
Cash and cash equivalents at beginning of period	13,066	25,696

Cash and cash equivalents at end of period	$18,999	$4,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,738	$27,567
Income taxes	$9,405	$3,680

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$3,165	$419

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2011 and 2010

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the statement of financial position as of September 30, 2011 and December 31, 2010, and the results of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first nine months of 2011.

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

Reclassifications

The Company previously reported investments in unconsolidated affiliates in other assets on the 2010 consolidated balance sheet. The 2010 amounts have been reclassified from other assets to a separate line item on the consolidated balance sheets to conform to the 2011 presentation.

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

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and nine months ended September 30, 2011, impairment charges aggregated to $18 and $1,342, respectively. The impairment charges were primarily the result of continued deterioration of previously impaired theatres and a decline in market value of a previously closed theatre. The Company recorded impairment charges during the three and nine months ended September 30, 2010 of $220 and $3,944, respectively, which were primarily the result of deterioration in the operating results of the impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and nine months ended September 30, 2011 was approximately $356 and $4,866, respectively. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows, contracts to sell certain owned properties and reference to appraised values.

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	September 30,	December 31,
	2011	2010
Term loan	$210,765	$237,464
Less discount on term loan	(1,467)	(1,973)

Total debt	209,298	235,491
Current maturities	(2,145)	(2,399)

Total long-term debt	$207,153	$233,092

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

The debt was issued with a discount of approximately $2,600, which is being amortized to interest expense using the effective interest method over the life of the debt. The Company is currently required to make principal repayments of the senior secured term loan in the amount of $536 on the last day of each calendar quarter, with a balance of $202,185 due at final maturity on January 27, 2016. During the nine months ended September 30, 2011, the Company voluntarily repaid $25,000 of principal on its term loan. For the nine months ended September 30, 2011 and 2010, the average interest rate on the Company’s debt was 5.50%.

The $30,000 revolving credit facility has an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 4.0%, or base rate (subject to a 3.0% floor) plus a margin 3.0%, as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate is initially 0.75% per annum, and is also subject to adjustment thereafter based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. There was no outstanding balance on the revolving credit facilities at September 30, 2011 or 2010.

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

The fair value of the senior secured term loan is estimated based on quoted market prices as follows:

	As of September 30,	As of December 31,
	2011	2010
Carrying amount	$209,298	$235,491
Fair value	$205,194	$239,244

Interest Rate Cap Agreement

The Company is required as part of its senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. On April 15, 2010, the Company entered into a three-year interest rate cap agreement which was not designated as a hedging instrument. This agreement caps the interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. As of September 30, 2011 and December 31, 2010, the fair value of the interest rate cap was immaterial.

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

As of September 30, 2011, the Company was in compliance with all of the financial covenants in the amended Credit Agreement for the term loan and revolving credit facilities. As of September 30, 2011, the Company’s leverage, interest coverage, and EBITDAR ratios were 3.18, 2.55, and 5.77, respectively.

The Company’s financial results depend to a substantial degree on the availability of suitable motion pictures for screening in its theatres and the appeal of such motion pictures to patrons in its specific theatre markets. The complete motion picture release schedule for 2012 and beyond is not yet known. Based on current projections and our current financial covenant ratios, the Company believes it will remain in compliance with its financial covenants for the foreseeable future. However, it is possible that the Company may not comply with some or all of its financial covenants in the future.

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

NOTE 4—INCOME TAXES

For the three and nine months ended September 30, 2011, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes - Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of its deferred tax assets is not likely.

As a result of the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at September 30, 2011 and December 31, 2010.

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

As of September 30, 2011 and December 31, 2010, the amount of unrecognized tax benefits was $2,500, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9 - Screenvision Transaction). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

The effective tax rate from continuing operations for the three months ended September 30, 2011 was 55.8%. The effective tax rate from continuing operations for the nine months ended September 30, 2011 was 564.2%. The Company’s tax rates differ from the statutory tax rate primarily due to the current tax expense associated with the $30,000 cash payment received from Screenvision in January 2011 (see Note 9) and the Company’s ongoing assessment that the realization of its deferred tax assets is unlikely.

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

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of September 30, 2011, there were 1,410,275 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded to the employee. As of September 30, 2011, the Company also has 93,583 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of September 30, 2011, 33,000 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized in compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $403 and $458 for the three months ended September 30, 2011 and 2010, respectively, and $1,590 and $1,680 for the nine months ended September 30, 2011 and 2010, respectively. Included in stock-based compensation expense for the three and nine months ended September 30, 2011, is $222 related to the accelerated vesting of stock-based awards to our former Senior Vice-President-General Counsel and Secretary (see Note 12). Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of September 30, 2011, the Company had approximately $2,411 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

The following table sets forth information about the weighted-average fair value of options granted and the weighted-average assumptions for such options granted during the first nine months of 2011 and 2010:

	2011	2010
Fair value of options on grant date	$4.87	$6.84
Expected life (years)	6.0	6.0
Risk-free interest rate	2.3%	2.6%
Expected dividend yield	—%	—%
Expected volatility	76.2%	71.1%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	704,500	$13.77	7.24
Granted	172,000	7.24	9.48	6
Exercised	—
Forfeited	(20,000)	35.63

Outstanding at September 30, 2011	856,500	$11.95	6.70	$30

Exercisable on September 30, 2011	482,333	$14.61	5.17	$24

Expected to vest September 30, 2011	355,459	$8.52	8.66	$6

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance based awards, for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	131,333	$10.58
Granted	158,975	7.24
Vested	(43,167)	10.47
Forfeited	(5,000)	7.34

Nonvested at September 30, 2011	242,141	8.47

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2011 and 2010, the Company closed one theatre in each period and for the nine months ended September 30, 2011 and 2010, the Company closed five and seven theatres, respectively. With respect to the closure during the three months ended September 30, 2011, the Company classified one theatre as discontinued operations. The Company did not classify any theatres as discontinued operations for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the Company classified five and one theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains and losses in disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

All activity during the three and nine months ended September 30, 2010 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2011 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Revenue from discontinued operations	$93	$1,343

Operating (loss) income before income taxes	$(40)	$81
Income tax benefit from discontinued operations	18	73
Loss on disposal, before income taxes	(3)	—
Income tax benefit on disposal	1	—

(Loss) income from discontinued operations	$(24)	$154

	Nine Months Ended September 30,
	2011	2010
Revenue from discontinued operations	$497	$3,757

Operating loss before income taxes	$(494)	$(214)
Income tax benefit for discontinued operations	184	82
Gain on disposal, before income taxes	231	284
Income tax expense on disposal	(86)	(109)

(Loss) income from discontinued operations	$(165)	$43

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

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and common stock equivalents outstanding. For the three months ended September 30, 2011 and 2010, common stock equivalents totaling 1,253,201 and 870,413 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock below the exercise price. As a result of the Company’s net losses, all common stock equivalents aggregating 1,049,092 and 1,058,792 for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

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

In September 2011, the Company made a capital contribution of $718 to SV Holdco. The capital contribution was made to retain the Company’s current ownership interest following an acquisition by Screenvision and additional capital contributions by other owners of SV Holdco. As of September 30, 2011, the carrying value of the Company’s ownership interest in Screenvision is $7,205 and is included in Investments in Unconsolidated Affiliates in the consolidated balance sheets.

Both the cash and non-forfeitable unit consideration ($36,555 in the aggregate) has been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. Included in concession and other revenues in the consolidated statements of operations are amounts related to Screenvision of approximately $2,800 and $7,100 for the three and nine months ended September 30, 2011, respectively. Included in accounts receivable in the consolidated balance sheets are amounts due from Screenvision of $636 and $1,901 at September 30, 2011 and December 31, 2010, respectively.

NOTE 10—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement had an initial term of one year, and may be extended upon the written consent of both parties. Bigfoot paid the Company an initial fee of $25 and is required to pay an amount equal to the greater of $5 per month or 8% of the theatre’s gross revenues, during the initial term. Revenue recognized during the three and nine months ended September 30, 2011 related to this agreement is not significant to the condensed consolidated statements of operations. On October 4, 2011, the Company terminated its management agreement with Bigfoot Theatres.

NOTE 11—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 9 – Screenvision Transaction and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of September 30,
2011
Assets:
Current assets	$69,953
Noncurrent assets	168,067

Total assets	$238,020

Liabilties:
Current liabilities	$66,415
Noncurrent liabilities	83,696

Total liabilities	$150,111

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Results of operations:
Revenue	$55,828	$124,770
Net income (loss)	$5,217	$(2,519)

Our investments in unconsolidated affiliated companies were not material during the three and nine months ended September 30, 2010.

NOTE 12—SEVERANCE AGREEMENT CHARGE

On July 15, 2011 (the “Retirement Date”), the Company’s Senior Vice President-General Counsel and Secretary, F. Lee Champion, ceased employment with the Company. In June 2011, the Company and Mr. Champion entered into a retirement agreement and general release (the “Retirement Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Retirement Agreement, the Company will make a lump sum payment to Mr. Champion of $143 in January 2012 and monthly payments of $24 for each of the 18 consecutive calendar months beginning in February 2012. All stock options granted by the Company to Mr. Champion became fully vested and exercisable on the Retirement Date and remained exercisable for 90 days, or if less, for the remaining term of each such option. Any restrictions on any outstanding shares of restricted stock held by Mr. Champion expired on the Retirement Date and Mr. Champion’s right to such stock became nonforfeitable. Any performance shares awarded to Mr. Champion as part of the Company’s 2011 long-term incentive program did not vest and were forfeited on the Retirement Date. The consideration payable to Mr. Champion under the Retirement Agreement was based on the terms of his existing employment agreement. The Company recorded a charge of $845 for the nine months ended September 30, 2011 for the estimated future costs associated with the Retirement Agreement.

NOTE 13—SUBSEQUENT EVENT

On October 21, 2011, the Company completed its purchase of certain assets of MNM Theatres for $9,250, plus additional consideration that is contingent upon MNM’s earnings performance over the next three years. The purchase is consistent with the Company’s focus of taking advantage of opportunistic acquisitions. MNM Theatres operated three theatres with forty screens in the Atlanta, Georgia area.

NOTE 14—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective in 2010. The registration statement registers certain securities, including debt securities which may be guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and September 30, 2010 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$12,413	$6,586	$—	$18,999
Restricted cash	75	—	—	75
Accounts receivable	3,255	83	—	3,338
Inventories	569	2,160	—	2,729
Prepaid expenses and other assets	3,401	4,245	—	7,646

Total current assets	19,713	13,074	—	32,787

Property and equipment:
Land	13,438	41,193	—	54,631
Buildings and building improvements	47,970	228,399	—	276,369
Leasehold improvements	16,756	103,856	—	120,612
Assets under capital leases	8,675	39,530	—	48,205
Equipment	59,597	156,001	—	215,598
Construction in progress	2,113	2,796	—	4,909

Total property and equipment	148,549	571,775	—	720,324
Accumulated depreciation and amortization	(76,232)	(284,688)	—	(360,920)

Property and equipment, net of accumulated depreciation	72,317	287,087	—	359,404

Intercompany receivables	114,014	—	(114,014)	—
Investment in subsidiaries	84,066	—	(84,066)	—
Intangible assets, net of accumulated amortization	—	564	—	564
Investment in unconsolidated affiliates	8,194	—	—	8,194
Other	11,146	7,400	—	18,546

Total assets	$309,450	$308,125	$(198,080)	$419,495

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$17,524	$788	$—	$18,312
Income taxes payable	2,812	—	—	2,812
Accrued expenses	18,654	10,183	—	28,837
Current maturities of long-term debt, capital leases and long-term financing obligations	2,466	1,541	—	4,007

Total current liabilities	41,456	12,512	—	53,968

Long-term liabilities:
Long-term debt, less current maturities	207,153	—	—	207,153
Capital leases and long-term financing obligations, less current maturities	28,298	86,724	—	115,022
Intercompany liabilities	—	114,014	(114,014)	—
Deferred revenue	34,297	—	—	34,297
Other	6,008	10,809	—	16,817

Total long-term liabilities	275,756	211,547	(114,014)	373,289

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,683)	—	—	(11,683)
Paid-in capital	290,575	237,800	(237,800)	290,575
Accumulated deficit	(287,055)	(153,735)	153,735	(287,055)

Total stockholders’ (deficit) equity	(7,762)	84,066	(84,066)	(7,762)

Total liabilities and stockholders’ (deficit) equity	$309,450	$308,125	$(198,080)	$419,495

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,418	$9,648	$—	$13,066
Restricted cash	335	—	—	335
Accounts receivable	4,255	185	—	4,440
Screenvision receivable	30,000	—	—	30,000
Inventories	526	2,215	—	2,741
Prepaid expenses and other assets	2,402	4,294	—	6,696

Total current assets	40,936	16,342	—	57,278

Property and equipment:
Land	13,716	40,887	—	54,603
Buildings and building improvements	48,437	224,519	—	272,956
Leasehold improvements	16,523	103,797	—	120,320
Assets under capital leases	8,675	42,249	—	50,924
Equipment	56,788	153,541	—	210,329
Construction in progress	724	1,700	—	2,424

Total property and equipment	144,863	566,693	—	711,556
Accumulated depreciation and amortization	(72,446)	(270,926)	—	(343,372)

Property and equipment, net of accumulated depreciation	72,417	295,767	—	368,184
Intercompany receivables	133,202	—	(133,202)	—
Investment in subsidiaries	79,444	—	(79,444)	—
Intangible assets, net of accumulated amortization	—	612	—	612
Investments in unconsolidated affiliates	8,093			8,093
Other	12,792	7,799	—	20,591

Total assets	$346,884	$320,520	$(212,646)	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,492	$1,168	$—	$21,660
Accrued expenses	21,561	5,870	—	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	2,652	1,588	—	4,240

Total current liabilities	44,705	8,626	—	53,331

Long-term liabilities:
Long-term debt, less current maturities	233,092	—	—	233,092
Capital leases and long-term financing obligations, less current maturities	28,477	87,559	—	116,036
Intercompany liabilities	—	133,202	(133,202)	—
Deferred revenue	35,150	—	—	35,150
Other	5,361	11,689	—	17,050

Total long-term liabilities	302,080	232,450	(133,202)	401,328

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	288,986	237,800	(237,800)	288,986
Accumulated deficit	(277,630)	(158,357)	158,357	(277,630)

Total stockholders’ equity	99	79,444	(79,444)	99

Total liabilities and stockholders’ equity	$346,884	$320,520	$(212,646)	$454,758

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,241	$72,200	$—	$86,441
Concessions and other	14,373	39,614	(6,444)	47,543

Total operating revenues	28,614	111,814	(6,444)	133,984

Operating costs and expenses:
Film exhibition costs	7,870	39,312	—	47,182
Concession costs	997	4,719	—	5,716
Other theatre operating costs	11,090	49,845	(6,444)	54,491
General and administrative expenses	3,922	536	—	4,458
Depreciation and amortization	1,691	6,569	—	8,260
Loss (gain) on sale of property and equipment	51	(4)	—	47
Impairment of long-lived assets	—	18	—	18

Total operating costs and expenses	25,621	100,995	(6,444)	120,172

Operating income	2,993	10,819	—	13,812
Interest expense	2,267	5,783	—	8,050
Equity in earnings of subsidiaries	(5,114)	—	5,114	—

Income before income tax, income from unconsolidated subsidiaries and discontinued operations	5,840	5,036	(5,114)	5,762
Income tax expense	3,939	—	—	3,939
Income from unconsolidated affiliates	1,189	102	—	1,291

Income from continuing operations	3,090	5,138	(5,114)	3,114
Loss from discontinued operations	—	(24)	—	(24)

Net income	$3,090	$5,114	$(5,114)	$3,090

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,775	$68,109	$—	$81,884
Concessions and other	13,280	34,301	(6,014)	41,567

Total operating revenues	27,055	102,410	(6,014)	123,451

Operating costs and expenses:
Film exhibition costs	7,647	37,593	—	45,240
Concession costs	845	3,859	—	4,704
Other theatre operating costs	10,733	50,188	(6,014)	54,907
General and administrative expenses	3,758	607	—	4,365
Depreciation and amortization	1,704	6,243	—	7,947
Loss (gain) on sale of property and equipment	52	(710)	—	(658)
Impairment of long-lived assets	—	220	—	220

Total operating costs and expenses	24,739	98,000	(6,014)	116,725

Operating income	2,316	4,410	—	6,726
Interest expense	2,538	6,248	—	8,786
Equity in earnings of subsidiaries	(975)	—	975	—
Loss on extinguishment of debt	5	—	—	5

Income (loss) before income tax and discontinued operations	748	(1,838)	(975)	(2,065)
Income tax expense (benefit)	228	(2,669)	—	(2,441)

Income from continuing operations	520	831	(975)	376
Income from discontinued operations	10	144	—	154

Net income	$530	$975	$(975)	$530

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$39,593	$193,060	$—	$232,653
Concessions and other	40,859	106,301	(17,710)	129,450

Total operating revenues	80,452	299,361	(17,710)	362,103

Operating costs and expenses:
Film exhibition costs	21,652	104,488	—	126,140
Concession costs	2,736	12,222	—	14,958
Other theatre operating costs	31,656	139,538	(17,710)	153,484
General and administrative expenses	12,091	1,596	—	13,687
Separation agreement charges	845	—	—	845
Depreciation and amortization	4,990	18,958	—	23,948
Loss (gain) on sale of property and equipment	119	(11)	—	108
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	907	435	—	1,342

Total operating costs and expenses	75,746	277,226	(17,710)	335,262

Operating income	4,706	22,135	—	26,841
Interest expense	8,242	17,591	—	25,833
Equity in earnings of subsidiaries	(4,622)	—	4,622	—

Income before income tax, income from unconsolidated subsidiaries and discontinued operations	1,086	4,544	(4,622)	1,008
Income tax expense	11,255	—	—	11,255
Income from unconsolidated affiliates	744	243	—	987

(Loss) income from continuing operations	(9,425)	4,787	(4,622)	(9,260)
Loss from discontinued operations	—	(165)	—	(165)

Net (loss) income	$(9,425)	$4,622	$(4,622)	$(9,425)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$43,124	$204,313	$—	$247,437
Concessions and other	40,922	102,459	(18,043)	125,338

Total operating revenues	84,046	306,772	(18,043)	372,775

Operating costs and expenses:
Film exhibition costs	24,495	114,386	—	138,881
Concession costs	2,531	11,190	—	13,721
Other theatre operating costs	31,868	147,081	(18,043)	160,906
General and administrative expenses	11,784	1,885	—	13,669
Depreciation and amortization	4,953	18,904	—	23,857
Loss (gain) on sale of property and equipment	68	(717)	—	(649)
Impairment of long-lived assets	171	3,661	—	3,832

Total operating costs and expenses	75,870	296,390	(18,043)	354,217

Operating income	8,176	10,382	—	18,558
Interest expense	8,078	19,373	—	27,451
Equity in loss of subsidiaries	6,598	—	(6,598)	—
Loss on extinguishment of debt	2,573	—	—	2,573

Loss before income tax and discontinued operations	(9,073)	(8,991)	6,598	(11,466)
Income tax expense (benefit)	354	(2,342)	—	(1,988)

Loss from continuing operations	(9,427)	(6,649)	6,598	(9,478)
Loss (income) from discontinued operations	(8)	51	—	43

Net loss	$(9,435)	$(6,598)	$6,598	$(9,435)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$21,830	$27,693	$—	$49,523

Cash flows from investing activities:
Purchases of property and equipment	(1,527)	(10,779)		(12,306)
Purchase acquistion	(2,550)	—	—	(2,550)
Investment in unconsolidated affiliates	(718)	—	—	(718)
Proceeds from sale of property and equipment	6	438		444
Other investing activities	260	—		260

Net cash used in investing activities	(4,529)	(10,341)		(14,870)

Cash flows from financing activities:
Repayments of long-term debt	(26,698)	—		(26,698)
Intercompany receivable/payable	19,188	(19,188)		—
Repayments of capital lease and long-term financing obligations	(182)	(1,226)		(1,408)
Other financing activities	(614)	—		(614)

Net cash used in financing activities	(8,306)	(20,414)	—	(28,720)

Increase / (decrease) in cash and cash equivalents	8,995	(3,062)	—	5,933
Cash and cash equivalents at beginning of period	3,418	9,648		13,066

Cash and cash equivalents at end of period	$12,413	$6,586	$—	$18,999

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,296	$8,647	$—	$11,943

Cash flows from investing activities:
Purchases of property and equipment	(1,901)	(8,980)		(10,881)
Proceeds from sale of property and equipment	4	3,875		3,879
Other investing activities	324	—		324

Net cash used in investing activities	(1,573)	(5,105)		(6,678)

Cash flows from financing activities:
Short-term borrowings	5,000			5,000
Repayment of short-term borrowings	(5,000)			(5,000)
Issuance of long-term debt	262,350	—		262,350
Repayments of long-term debt	(277,722)	—		(277,722)
Repayments of capital lease and long-term financing obligations	(123)	(1,090)		(1,213)
Intercompany receivable/payable	7,406	(7,406)		—
Other financing activities	(9,866)	0		(9,866)

Net cash used in financing activities	(17,955)	(8,496)	—	(26,451)

Increase / (decrease) in cash and cash equivalents	(16,232)	(4,954)	—	(21,186)
Cash and cash equivalents at beginning of period	16,232	9,464		25,696

Cash and cash equivalents at end of period	$—	$4,510	$—	$4,510

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of September 30, 2011 we owned, operated or had an interest in 235 theatres with 2,215 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of September 30, 2011, we had 218 theatres with 2,089 screens on a digital-based platform, including 208 theatres with 726 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to improving the condition of our theatres, reducing our overall leverage and for potential acquisitions. To this end, during the nine months ended September 30, 2011, we made voluntary pre-payments of $25 million to reduce long-term debt.

We actively seek ways to grow our circuit through the building of new theatres and acquisitions. In October 2011, we finalized our acquisition of MNM Theatres, a three theatre, forty screen circuit in the Atlanta, Georgia area (as described in Note 13—Subsequent Events). In addition, we continue to pursue opportunities for organic growth through new theatre development. We anticipate opening one new build-to-suit theatre during the fourth quarter of 2011 and plan to open additional theatres in 2012.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and September 30, 2010

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average theatres	235	240	236	242
Average screens	2,217	2,244	2,221	2,266
Average attendance per screen (1)	6,013	5,576	16,106	16,252
Average admission per patron (1)	$6.49	$6.61	$6.51	$6.78
Average concessions and other sales per patron (1)	$3.57	$3.36	$3.63	$3.44
Total attendance (in thousands) (1)	13,332	12,511	35,776	36,831
Total operating revenues (in thousands)	$133,984	$123,451	$362,103	$372,775

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 8.5% to $134.0 million for the three months ended September 30, 2011 compared to $123.5 million for the three months ended September 30, 2010, due to an increase in total attendance from 12.5 million in the third quarter of 2010 to 13.3 million for the third quarter of 2011 and an increase in average concessions and other sales per patron from $3.36 in the third quarter of 2010 to $3.57 for the third quarter of 2011, partially offset by a decrease in average admissions per patron from $6.61 in the third quarter of 2010 to $6.49 for the third quarter of 2011. Attendance was up period over period due principally to a more favorable movie slate. Average admissions per patron decreased primarily due to increased discounts and promotional activities. Average concessions and other sales per patron increased, primarily due to concession promotions.

Total revenue decreased approximately 2.9% to $362.1 million for the nine months ended September 30, 2011 compared to $372.8 million for the nine months ended September 30, 2010, due to a decrease in total attendance from 36.8 million for the 2010 period to 35.8 million for the 2011 period and a decrease in average admissions per patron from $6.78 for the 2010 period to $6.51 for the 2011 period, partially offset by an increase in average concessions and other sales per patron from $3.44 in the 2010 period to $3.63 in the 2011 period.

Admissions revenue increased approximately 5.6% to $86.4 million for the three months ended September 30, 2011 from $81.9 million for the same period in 2010, due to an increase in total attendance from 12.5 million in the third quarter of 2010 to 13.3 million for the third quarter of 2011, partially offset by a decrease in average admissions per patron from $6.61 in the third quarter of 2010 to $6.49 for the third quarter of 2011.

Admissions revenue decreased approximately 6.0% to $232.7 million for the nine months ended September 30, 2011 from $247.4 million for the same period in 2010, due to a decrease in total attendance from 36.8 million for the nine months ended September 30, 2010 to 35.8 million for the nine months ended September 30, 2011, and a decrease in average admissions per patron from $6.78 in the 2010 period to $6.51 for the 2011 period.

Concessions and other revenue increased approximately 14.4% to $47.5 million for the three months ended September 30, 2011 compared to $41.6 million for the same period in 2010, due to an increase in total attendance from 12.5 million in the third quarter of 2010 to 13.3 million for the third quarter of 2011 and an increase in average concessions and other sales per patron from $3.36 in the third quarter of 2010 to $3.57 for the third quarter of 2011.

Concessions and other revenue increased approximately 3.3% to $129.5 million for the nine months ended September 30, 2011 compared to $125.3 million for the same period in 2010, due to an increase in average concessions and other sales per patron from $3.44 in the 2010 period to $3.63 for the 2011 period, partially offset by a decrease in total attendance from 36.8 million for the nine months ended September 30, 2010 to 35.8 million for the nine months ended September 30, 2011.

We operated 235 theatres with 2,215 screens at September 30, 2011 compared to 240 theatres with 2,241 screens at September 30, 2010.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
($’s in thousands)	2011	2010	% Change	2011	2010	% Change
Film exhibition costs	$47,182	$45,240	4	$126,140	$138,881	(9)
Concession costs	$5,716	$4,704	22	$14,958	$13,721	9
Other theatre operating costs	$54,491	$54,907	(1)	$153,484	$160,906	(5)
General and administrative expenses	$4,458	$4,365	2	$13,687	$13,669	n/m
Severance agreement charges	$—	$—	—	$845	$—	n/m
Depreciation and amortization	$8,260	$7,947	4	$23,948	$23,857	n/m
Loss (gain) on sale of property and equipment	$47	$(658)	n/m	$108	$(649)	n/m
Write-off of note receivable	$—	$—	—	$750	$—	n/m
Impairment of long-lived assets	$18	$220	n/m	$1,342	$3,832	(65)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2011 increased to $47.2 million as compared to $45.2 million for the three months ended September 30, 2010 primarily resulting from increased attendance partially offset by a reduction in advertising expenses. As a percentage of admissions revenue, film exhibition costs for the three months ended September 30, 2011 decreased to 54.6% as compared to 55.2% for the three months ended September 30, 2010 primarily as a result of lower film rent on 3-D and top-tier films and a reduction in advertising expenses. Film exhibition costs for the nine months ended September 30, 2011 decreased to $126.1 million as compared to $138.9 million for the nine months ended September 30, 2010 primarily due to lower attendance. As a percentage of admissions revenue, film exhibition costs for the nine months ended September 30, 2011 were 54.2% as compared to 56.1% for the nine months ended September 30, 2010, primarily as a result of lower film rent on 3-D and top-tier films in 2011 and a reduction in advertising expense in the first nine months of 2011.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs increased to approximately $5.7 million for the three months ended September 30, 2011 from $4.7 million for the three months ended September 30, 2010 due primarily to increased attendance and higher average concessions and other revenues per patron. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2011 were 12.0% as compared to 11.3% for the three months ended September 30, 2010. Concession costs increased to approximately $15.0 million for the nine months ended September 30, 2011, compared to $13.7 million for the nine months ended September 30, 2010 due to higher average concessions and other revenues per patron. As a percentage of concessions and other revenues, concession costs were 11.6% for the nine months ended September 30, 2011 and 10.9% for the nine months ended September 30, 2010. The increase in concession costs as a percentage of concessions and other revenues for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 is primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2011 decreased to $54.5 million as compared to $54.9 million for the three months ended September 30, 2010. The decrease in our other theatre operating costs was primarily the result of decreases in repairs and maintenance costs and insurance costs. Other theatre operating costs for the nine months ended September 30, 2011 decreased to $153.5 million as compared to $160.9 million for the nine months ended September 30, 2010. The decrease in other theatre operating costs was primarily the result of decreases in salaries and wages expense, theatre occupancy costs resulting from lower percentage rent obligations, repairs and maintenance expenses, taxes and licenses and insurance costs. Taxes and licenses were negatively impacted in the nine months ended September 30, 2010 by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred in 2005 and 2006.

General and administrative expenses. General and administrative expenses remained consistent for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. General and administrative expenses for the three months ended September 30, 2011 and 2010 were $4.5 and $4.4 million, respectively. General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $13.7 million.

Severance agreement charge. During the nine months ended September 30, 2011, we recorded a severance charge of $0.8 million. These charges were related to the departure of our former Senior Vice President, General Counsel and Secretary (see Note 12 to the Interim Financial Statements).

Depreciation and amortization. Depreciation and amortization expenses were $8.3 million and $7.9 million, respectively, for the three months ended September 30, 2011 and 2010. The increase in depreciation and amortization expense during the 2011 period is primarily due to the reassessment of the useful lives of certain assets. Depreciation and amortization expenses remained consistent for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Depreciation and amortization expenses were $23.9 million for the nine months ended September 30, 2011 and 2010.

Net gain (loss) on sales of property and equipment. We recognized a loss of $47,000 on the sale of property and equipment for the three months ended September 30, 2011, as compared to a gain of $658,000 for the three months ended September 30, 2010. We recognized a loss of $108,000 on the sale of property and equipment for the nine months ended September 30, 2011, as compared to a gain of $649,000 for the nine months ended September 30, 2010.

Write-off of note receivable. For the nine months ended September 30, 2011, we wrote off a note receivable of $750,000. The loss is the result of an uncollectible note receivable on a theatre sold in August 2008. We did not write off any note receivables for the nine months ended September 30, 2010.

Impairment of long-lived assets. Impairment of long-lived assets for the three months ended September 30, 2011 decreased to $18,000 from $0.2 million for the three months ended September 30, 2010. Impairment of long-lived assets for the nine months ended September 30, 2011 decreased to $1.3 million from $3.8 million for the nine months ended September 30, 2010. The impairment charges for the three and nine months ended September 30, 2011 were primarily the result of deterioration in the operating results of an impaired theatre and a decline in market value of a previously closed theatre.

Operating income (loss). Operating income for the three months ended September 30, 2011 increased 105.4% to $13.8 million as compared to operating income of $6.7 million for the three months ended September 30, 2010. As a percentage of revenues, operating income for the three months ended September 30, 2011 was 10.3% as compared to 5.4% for the three months ended September 30, 2010. This fluctuation is primarily a result of an increase in total revenue resulting from increased attendance as described above, a reduction in impairment charges and a reduction in other theatre operating expenses. Operating income for the nine months ended September 30, 2011 increased 44.6% to $26.8 million as compared to $18.6 million for the nine months ended September 30, 2010. As a percentage of revenues, operating income for the nine months ended September 30, 2011 was 7.4% as compared to 5.0% for the nine months ended September 30, 2010. These fluctuations are primarily a result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended September 30, 2011 decreased 8.4% to $8.0 million from $8.8 million for the three months ended September 30, 2010. Interest expense, net for the nine months ended September 30, 2011 decreased 5.9% to $25.8 million as compared to $27.5 million for the nine months ended September 30, 2010. The decrease for the three and nine months ended September 30, 2011 was primarily related to a decrease in the average debt outstanding.

Income tax. During the three and nine months ended September 30, 2011, we recorded income tax expense of $3.9 million and $11.3 million, respectively, as compared to income tax benefit of $2.4 million and $2.0 million during the three and nine months ended September 30, 2010, respectively. The increase in our income tax provision for the nine months ended September 30, 2011 is due primarily to the current tax expense associated with the $30 million Screenvision payment received in January 2011 (as discussed in Note 9 - Screenvision Transaction in the Interim Financial Statements) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely. At September 30, 2011 and December 31, 2010, our consolidated deferred tax assets were $75.9 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods and tax planning strategies. When evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

The effective tax rate from continuing operations for the three months ended September 30, 2011 was 55.8%. The effective tax rate differs from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of our assets and liabilities. The effective tax rate from continuing operations for the nine months ended September 30, 2011 was 564.2%, which differs from the statutory tax rate primarily due to the current tax expense associated with the $30 million cash payment received from Screenvision in January 2011 (see Note 9) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

Income (loss) from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2011 and 2010, we closed one theatre in each period, and for the nine months ended September 30, 2011 and 2010, we closed five and seven theatres, respectively. With respect to these closures during the three months ended September 30, 2011 and 2010, we classified one theatre and no theatres, respectively, in each period as discontinued operations, and for the nine months ended September 30, 2011 and 2010 we classified five theatres and one theatre, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $21.2 million as of September 30, 2011 compared to a working capital surplus of $4.0 million at December 31, 2010. The working capital surplus at December 31, 2010 resulted from a $30.0 million receivable from Screenvision related to the October 2010 modification of our existing theatre exhibition agreement. We received these funds in January 2011 and used $15.0 million of the funds to prepay debt outstanding under our term loan.

At September 30, 2011, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $19.0 million in cash and cash equivalents on hand as compared to $13.1 million in cash and cash equivalents at December 31, 2010. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $49.5 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $11.9 million for the nine months ended September 30, 2010. This increase in our cash provided by operating activities was due primarily to the collection of the $30.0 million receivable from Screenvision and an increase in accounts payable and accrued expenses as compared to the prior period. Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2011 compared to $6.7 million for the nine months ended September 30, 2010. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment, the acquisition of one theatre in July 2011 and our capital contribution to SV Holdco in September 2011(as described in Note 9-Screenvision Transaction), partially offset by a decrease in proceeds from sales of property and equipment. Capital expenditures were $12.3 million and $10.9 million for the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures for the 2011 period were primarily due to the construction of new theatres scheduled to open during the fourth quarter of 2011, additional 3-D rollouts, Big D renovations (as described below), theatre renovations and upgrades to computer equipment. Capital expenditures for the 2010 period related primarily to additional 3-D rollouts, Big D renovations and theatre renovations. Net cash used in financing activities was $28.7 million for the nine months ended September 30, 2011 compared to $26.5 million for the nine months ended September 30, 2010. The increase in our net cash used in financing activities is primarily due to the repayment of $25.0 million on our term loan during the nine months ended September 30, 2011, partially offset by the incurrence of $9.0 million of debt issuance costs in the first nine months of 2010.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first nine months of 2011, we closed five of our underperforming theatres and estimate closing up to seven theatres for the full year 2011.

We plan to make up to $25 million in capital expenditures for calendar year 2011. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $25 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. We anticipate opening one new build-to-suit theatre during the fourth quarter of 2011. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience auditoriums during the remainder of 2011.

We actively seek ways to grow our circuit through acquisitions. On October 21, 2011, we completed our acquisition of MNM Theatres for $9.25 million, plus additional consideration that is contingent upon MNM’s earnings performance over the next three years.

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

The proceeds were used to repay our $170.0 million seven year term loan that was due in May 2012 with a then outstanding balance of $139.6 million and the $185.0 million seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111.2 million. The $30.0 million revolving credit facility replaced our prior $50.0 million revolving credit facility that was scheduled to mature in May 2010.

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

Debt Service

Based upon our current level of operations, we believe that cash flow from operations and available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for foreseeable future.

We are required to make principal repayments of our term loan borrowings in consecutive quarterly installments, each in the amount of $0.5 million with the balance of $202.2 million due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

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

As of September 30, 2011, we were in compliance with all of the financial covenants in the amended Credit Agreement. As of September 30, 2011, our leverage, interest coverage, and EBITDAR ratios were 3.18, 2.55, and 5.77, respectively.

Our financial results depend to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. The complete motion picture release schedule for 2012 and beyond is not yet known. Based on current projections and our current financial covenant ratios, we believe that we will remain in compliance with our financial covenants for the foreseeable future. However, it is possible that we may not comply with some or all of our financial covenants in the future.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CARMIKE CINEMAS, INC.

Date: November 7, 2011	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)