Form 10-K
period 2011-12-31
CARMIKE CINEMAS INC
filed 2012-03-12
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2012, 12,966,942 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 30, 2011 was approximately $92.7 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2012 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2011, we owned, operated or had an interest in 237 theatres with 2,254 screens located in 35 states. The majority of our theatres are equipped to provide digital cinema and as of December 31, 2011, we had 220 theatres (93% of our theatres) with 2,128 screens (94% of our screens) on a digital-based platform. In addition, we continue to expand our 3-D cinema deployments and as of December 31, 2011 we had 210 theatres (89% of our theatres) with 744 screens (33% of our screens) equipped for 3-D.

We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2011:

State	Theatres	Screens
Alabama	13	139
Arkansas	7	62
Colorado	6	51
Delaware	1	14
Florida	9	76
Georgia	25	269
Idaho	2	17
Illinois	9	96
Indiana	3	42
Iowa	5	61
Kansas	1	12
Kentucky	5	27
Michigan	13	100
Minnesota	6	65
Missouri	1	10
Montana	6	58
Nebraska	2	12
New Mexico	1	2
New York	1	8
North Carolina	23	261
North Dakota	5	33
Ohio	4	35
Oklahoma	10	59
Oregon	1	12
Pennsylvania	18	155
South Carolina	10	87
South Dakota	5	38
Tennessee	21	214
Texas	9	92
Utah	3	39
Virginia	5	40
Washington	1	12
West Virginia	2	20
Wisconsin	3	27
Wyoming	1	9

Totals	237	2,254

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2011, we operated 18 theatres with 130 screens as discount theatres.

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

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre
Total at January 1, 2009	250	2,287	9.1
New construction	5	60
Closures	(11)	(70)

Total at December 31, 2009	244	2,277	9.3

New construction	3	12
Closures	(8)	(53)

Total at December 31, 2010	239	2,236	9.4

New construction and acquisitions	5	60
Closures	(7)	(42)

Total at December 31, 2011	237	2,254	9.5

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

We opened one new build-to-suit theatre during the year ended December 31, 2011 and added two auditoriums to an existing theatre. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We anticipate opening up to eight new build-to-suit theatres in 2012. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

In 2011, we added seven “Big D®” format auditoriums. One Big D addition was in a new build-to-suit theatre while the remaining six were conversions of existing auditoriums. Big D auditoriums include wall to wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2012 and include a Big D auditorium in all new theatres.

Acquisitions

On July 12, 2011, we completed our purchase of certain assets of Davis Theatres for $2.6 million. The acquisition of Davis Theatres consisted of one theatre with six screens in Dothan, Alabama. As a result of the acquisition, we will be the leading movie exhibitor in the market.

On October 21, 2011 we completed our purchase of certain assets of MNM Theatres for $10.8 million including consideration that is contingent upon MNM’s earnings performance over the next three years. The purchase is consistent with our focus of taking advantage of opportunistic small market acquisitions. This acquisition consisted of three theatres with forty screens in the Atlanta, Georgia area.

Screen Advertising

On October 14, 2010, we finalized the modification of our long-term exhibition agreement (the “Modified Exhibition Agreement”) with Screenvision Exhibition, Inc. (“Screenvision”), our exclusive provider of on-screen advertising services. The Modified Exhibition Agreement extends our exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”).

In connection with the Modified Exhibition Agreement, we received a cash payment of $30 million from Screenvision in January 2011. In addition, on October 14, 2010, we received, for no additional consideration, Class C membership units representing, as of that date, approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”). SV Holdco is a holding company that owns and operates the Screenvision business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

In September 2011, we made a voluntary capital contribution of $718 thousand to SV Holdco. The capital contribution was made to maintain our relative ownership interest following an acquisition by Screenvision and additional capital contributions by other owners of SV Holdco. We received Class A membership units representing less than 1% of the issued and outstanding membership units of SV Holdco in return for our capital contribution.

As of December 31, 2011, we held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2011, the carrying value of our ownership interest in Screenvision is $7.5 million and is included in Investments in Unconsolidated Affiliates in the consolidated balance sheets and, for book purposes, is accounted for as an equity method investment.

Our Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give us an interest in the other members’ initial or subsequent capital contributions. As a profits interest, our Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85 million as of October 14, 2010. The $85 million threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to our Class C membership units has increased to $88 million as of December 31, 2011.

We will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of our initial Class C membership units, based upon changes in our future theatre and screen count. However, we will not forfeit more than 25% of the Class C membership units we received in October 2010, and we will not receive bonus units in excess of 33% of the Class C membership units we received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in our consolidated financial statements until such units become non-forfeitable. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6.6 million which was determined using the Black Scholes Model. We have applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in our consolidated statement of operations since October 14, 2010. Our non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2011.

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

Box office admissions. The majority of our revenues comes from the sale of movie tickets. For the year ended December 31, 2011, box office admissions totaled $309.8 million, or 64% of total revenues. At December 31, 2011, of our 237 theatres, 219 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, thirteen of which exhibited first-run films at a reduced admission price, and the remaining 18 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance on the Internet for our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $172.4 million, or 36% of total revenues for the year ended December 31, 2011. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, flavored popcorn, candy, cotton candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs, pizza and pretzels in order to respond to competitive conditions. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

During 2011, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship was disrupted or not renewed, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

During 2011, we purchased most of our beverage supplies from The Coca-Cola Company. In addition, as a result of the George Kerasotes Corporation (“GKC”) theatre acquisition, we assumed their Pepsi-Cola contract to provide beverage supplies to our 25 GKC theatres. Pepsi-Cola beverage supplies were made available to us at our GKC theatres at Pepsi-Cola’s national account pricing in effect from time to time during the contract term. The term of the Pepsi-Cola contract was based on the volume of our purchases, and expired during 2011. The Coca-Cola Company contract expanded to cover all of our theatres after the expiration of the Pepsi-Cola contract. Our contract with The Coca-Cola Company to provide beverage supplies to our theatres expires December 31, 2013.

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

The table below depicts the industry’s top 10 films for the year ended December 31, 2011 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	Harry Potter and the Deathly Hallows Part 2	1	The Twilight Saga: Breaking Dawn Part 1
2	Transformers: Dark of the Moon	2	Harry Potter and the Deathly Hallows Part 2
3	The Twilight Saga: Breaking Dawn Part 1	3	Transformers: Dark of the Moon
4	The Hangover Part 2	4	The Hangover Part 2
5	Pirates of the Caribbean: On Stranger Tides	5	Pirates of the Caribbean: On Stranger Tides
6	Fast Five	6	Cars 2
7	Cars 2	7	Fast Five
8	Thor	8	The Help
9	Rise of the Planet of the Apes	9	Captain America: The First Avenger
10	Captain America: The First Avenger	10	Kung Fu Panda 2

Film Rental Fees

We typically enter into film licenses that provide for rental fees based on “firm terms” which are negotiated and established prior to the opening of the picture; mutually agreed “settlement” upon the conclusion of the film run; or a sliding scale formula which is based on a percentage of the box office receipts using a pre-determined and agreed-upon film rental scale. Under a firm terms formula, we pay the distributor a specified percentage of the box office receipts, and this percentage declines over the term of the run. Some of our distributors award aggregate percentage terms for the run of the film. Under such an agreement, a set percentage is paid for the entire run of the film with no adjustments. The sliding scale formula provides for a fee equal to a percentage of box office receipts, with such percentage increasing as box office receipts increase nationally.

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following nine distributors accounted for over 90% of our box office admissions for the year ended December 31, 2011: Walt Disney Studios Motion Pictures, 20th Century Fox, Paramount, Sony Pictures Entertainment, Universal, Summit Entertainment, Warner Brothers, Lions Gate Features, and The Weinstein Co..

Digital Cinema

We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. Additionally, we are responsible for the maintenance of the installed equipment and have entered into a service agreement with Christie at an annual per screen cost of $2,436.

As of December 31, 2011, we had 220 theatres with 2,128 screens on a digital-based platform, and 210 theatres with 744 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

We have experienced an increase in alternative content available to us as well as a growing slate of 3-D content. As directors and producers continue to embrace new technology in their productions, we expect new and innovative forms of alternative content to be available. We charge an additional $2.50 to $4.00 per ticket for 3-D versions of a movie. We believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues as the quality and availability of 3-D and alternative content increases.

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

In 2011, we began implementing a new point-of-sale system at select theatres. The new point-of-sale system will provide similar functionality as IQ-2000 but will provide management with improved data tracking, trend analysis and reporting capabilities. We intend to complete the rollout of the new point-of-sale system in 2012.

Competition

The motion picture exhibition industry is fragmented and highly competitive. In markets where we are not the sole exhibitor, we compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which has resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas. To the best of our knowledge, in 2011 competitors opened, announced plans or started construction on new theatres in markets where we have 2 theatres with 25 screens, representing 0.6% of our total attendance for the year ended December 31, 2011.

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

Employees

As of December 31, 2011, we had approximately 6,276 employees, none of whom were covered by collective bargaining agreements and 5,387 of whom were part-time. As of December 31, 2011, approximately 52% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Trademarks and Trade-Names

We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, Big D®, Carmike Rewards®, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola®, Pepsi-Cola®, Christie®, RealD®, Screenvision®, and Texas Instruments “DLP”® are registered trademarks used in this Annual Report on Form 10-K and are owned by and belong to each of these companies, respectively.

Corporate Information

Carmike Cinemas, Inc. was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of our predecessor, the Martin Theatres circuit. Our predecessor companies date back to the 1930s. Our principal executive offices are located at 1301 First Avenue, Columbus, Georgia 31901, and our telephone number is (706) 576-3400.

Website Access

Our website address is www.carmike.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports required to be filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, at our website under the heading “Carmike Investors, SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file such material or furnish it to the SEC. The SEC maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding us. Our SEC file number reference is Commission File No. 000-14993.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 1, 2012 regarding our executive officers.

Name	Age	Title
S. David Passman III	59	President and Chief Executive Officer
Fred W. Van Noy	54	Senior Vice President, Chief Operating Officer and Director
Richard B. Hare	45	Senior Vice President—Finance, Treasurer, and Chief Financial Officer
Daniel E. Ellis	43	Senior Vice President, General Counsel and Secretary
H. Madison Shirley	60	Senior Vice President—Concessions and Assistant Secretary
Gary F. Krannacker	49	Vice President—General Manager Theatre Operations
John A. Lundin	62	Vice President—Film
Jeffrey A. Cole	52	Assistant Vice President—Controller

S. David Passman III, 59, has served as President and Chief Executive Officer of Carmike since June 2009 and director since June 2003. Previously, Mr. Passman served as President and CEO of IBS-STL, Inc., a book publishing and distribution company, from June 2005 until January 2009. He served as the President of the Harland Printed Products and Harland Checks divisions of John H. Harland Company, a provider of printed products and software and related services to the financial institution market, from 1999 to 2003, and also served as its CFO from 1996 to 1999. Mr. Passman is a former partner of Deloitte & Touche LLP, a public accounting firm, where he served as the Managing Partner of the Atlanta office from 1993 to 1996.

Fred W. Van Noy, 54, has served as a director since December 2004. Mr. Van Noy joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer.

Richard B. Hare, 45, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Daniel E. Ellis, 43, joined us as Senior Vice President, General Counsel and Secretary in August 2011. Mr. Ellis previously served in several roles with Lodgian, Inc., a publicly traded owner and operator of hotels from 1999 until 2011. Prior to its sale to a private equity fund in 2010, Mr. Ellis served as Lodgian’s President and Chief Executive Officer and was a member of the Board of Directors and its Executive Committee from 2009 through 2010. He served as the company’s Senior Vice-President, General Counsel and Secretary from 2002 through 2011. Prior to joining Lodgian, Mr. Ellis served as an Assistant District Attorney for the State of Georgia.

H. Madison Shirley, 60, joined us in 1977 as a theatre manager. He served as a District Manager from 1983 to 1987 and as Director of Concessions from 1987 until 1990. He became Vice President—Concessions in 1990 and Senior Vice President—Concessions and Assistant Secretary in December 1997.

Gary F. Krannacker, 49, joined us in May 1994 as City Manager, Pittsburgh, Pennsylvania. He served as Regional Manager from October 1995 until February 1998, and as Mid-Western Division Manager from 1998 until April 2003. He became General Manager of Theatre Operations in April 2003 and Vice President and General Manager of Theatre Operations in July 2004.

John Lundin, 62, joined us in January 2010 as Vice President—Film. Prior to joining us, Mr. Lundin served as the District Manager for Sony Pictures Distribution, a motion picture distributor, from July 2009 to January 2010. Prior to joining Sony Pictures, he served as VP-Film for Cinemark USA Inc., a motion picture exhibitor, since 1995.

Jeffrey A. Cole, 52, joined us in December 2005 as Assistant Vice President-Controller. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

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

Our substantial lease and debt obligations could impair our financial flexibility and our competitive position.

We now have, and will continue to have, significant debt obligations. Our long-term debt obligations consist of the following:

•	a term loan in the aggregate amount of $200.2 million outstanding as of December 31, 2011;

•	a revolving credit facility providing for borrowings of up to $30.0 million, of which no amounts were outstanding as of December 31, 2011; and

•

financing obligations of $163.9 million as of December 31, 2011 inclusive of interest but net of $62.8 million which is expected to be settled through non-cash consideration consisting of property subject to financing obligations.

Our long-term debt obligations mature as follows:

•	the final maturity date of revolving credit facility is January 27, 2013; and

•	the final maturity date of term loans is January 27, 2016.

The term loan borrowings are to be repaid in 15 consecutive quarterly installments, each in the amount of $511 thousand, with the balance of $192.6 million due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

We also have, and will continue to have, significant lease obligations. As of December 31, 2011, our total operating, capital and financing lease obligations with terms over one year totaled $621.1 million.

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

If we are unable to meet our lease and debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. In particular, the recent global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets, which could affect our ability to refinance our existing obligations, obtain additional financing, or raise additional capital. As a result, we could default on our lease or debt obligations.

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

Patrons may not perceive the value of viewing films in 3-D.

If the quality of 3-D films released by studios declines or customers lose interest in 3-D, customers may not perceive that the value of viewing a film in 3-D outweigh the incremental cost. This may adversely affect our ability to generate additional revenue from the digital and 3-D movie experience.

If we do not comply with the covenants in our credit agreement or otherwise default under the credit agreement, we may not have the funds necessary to pay all amounts that could become due.

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2012 business plan, we believe that cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected, we could come into default under our debt instruments, causing the agents to accelerate maturity and declare all payments immediately due and payable.

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

We are subject to a number of covenants contained in our January 27, 2010 credit agreement, as amended, which restrict our ability, among other things, to: pay dividends; incur additional indebtedness; create liens on our assets; make certain investments; sell or otherwise dispose of our assets; consolidate, merge or otherwise transfer all or any substantial part of our assets; enter into transactions with our affiliates; and make capital expenditures. The credit agreement, as amended, also contains financial covenants that require us to maintain a ratio of funded debt to adjusted EBITDA below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense above a specified minimum ratio, and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to EBITDA plus rental expense below a specified maximum ratio.

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

In 2011, we began implementing a new point-of-sale system. The new point-of-sale system will provide similar functionality as IQ-2000 but will provide management with improved data tracking, trend analysis and reporting capabilities. As of December 31, 2011, our new POS has been rolled out to a limited number of theatres. Due to the limited number of theatres converted to the new point-of-sale system in 2011, we do not believe that a material change to internal control over financial reporting has occurred in 2011. We intend to complete the rollout of the new point-of-sale system in 2012. Errors encountered in the transition from IQ-2000 to the new point-of-sale system could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

Failure to protect our information systems against cyber attacks or information security breaches could have a material adverse effect on our business.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our information systems as a result of cyber attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2011, approximately 52% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2011 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $33.1 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. This ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

We determined that at the date of the ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis as of the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards. The amount of disallowed realized built-in-losses (“RBILs”) could increase if the Company disposes of assets with built-in losses at the ownership change date within the recognition period.

An ownership change was also deemed to have occurred during the second quarter of 2011. We are still analyzing the impact of the change, but we do not believe this change will further limit our ability to utilize our net operating loss carryforwards.

Disruption or non-renewal of our relationship with our primary concession suppliers could harm our margins on concessions.

We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession, and we are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at contractual prices that are based on the type of concession supplied. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship were disrupted or not renewed, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

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

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. We anticipate our development activities in 2012 will consist of up to eight theatres. Developing new theatres requires a significant amount of time and resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Contractors may have difficulty in obtaining financing for construction. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include attendance levels, admissions and concessions pricing and the weighted average cost of capital. Accordingly, actual results could vary significantly from such estimates. We had long-lived asset impairment charges, from our continuing operations, in each of the last five fiscal years totaling $87.8 million. For fiscal years 2011, 2010 and 2009, our impairment charges from our continuing operations were $3.5 million, $8.0 million and $17.5 million, respectively.

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

As of December 31, 2011, we owned, operated, or had an interest in 65 of our theatres and leased 172 of our theatres. A list of our theatres, by state, is included above under “Business—Overview.”

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

We own our headquarters building, which has approximately 48,500 square feet, as well as a building that we use to store and repair theatre equipment. Both of these facilities are located in Columbus, Georgia. In addition, we lease a warehouse in Phenix City, Alabama which is used as a record retention facility as well as a storage and refurbishment site for theatre equipment.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that we believe will have a material effect, either individually or in the aggregate on our business or financial condition.

We recently determined that we failed to file an annual report on Internal Revenue Service (“IRS”) Form 5500 (a “Form 5500”) for a number of years with respect to certain of our employee benefit plans. We recently submitted the missed filings voluntarily pursuant to the Department of Labor’s (“DOL”) Delinquent Filer Voluntary Compliance Program (“DFVCP”). The DFVCP gives delinquent plan administrators a way to avoid potentially higher civil penalties by satisfying the program’s requirements and voluntarily paying a reduced penalty. Under our DFVCP filing, we paid a penalty of 12,750. We expect that the DOL will accept these filings and the penalty payment. However, the DOL and the IRS reserve the right to reject the filing and impose additional civil penalties, which can be substantial. Although we do not anticipate that any amounts payable will be material to us, we cannot predict the ultimate resolution of these matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2011 was $6.88 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2010 through December 31, 2011.

2011	High	Low	Dividends
Fourth Quarter	$8.58	$5.70	$—
Third Quarter	$7.30	$5.14	$—
Second Quarter	$7.71	$6.51	$—
First Quarter	$8.11	$6.45	$—

2010	High	Low	Dividends
Fourth Quarter	$9.79	$6.93	$—
Third Quarter	$8.82	$5.36	$—
Second Quarter	$19.00	$5.80	$—
First Quarter	$14.98	$6.74	$—

As of December 31, 2011, there were 297 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2011, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2011, we did not repurchase any of our equity securities.

No dividends were paid during fiscal years 2010 and 2011. Currently, we plan to allocate our capital primarily to reducing our overall leverage and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in our credit facilities, operating results, capital requirements, strategic considerations and other factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Credit Agreement and Covenant Compliance.”

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

The following stock performance graph compares, for the five year period ended December 31, 2011, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and a peer group of three public companies engaged in the motion picture exhibition industry. The peer group consists of Cinemark Holdings, Inc., Reading International, Inc., and Regal Entertainment Group. Measurement points are the last trading day for each year ended December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in our common stock, the NASDAQ Market Index and a peer group consisting of motion picture exhibitors and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2011 (other than operating data) are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Amounts in millions, except per share data)
Statement of Operations Data:
Revenues:
Admissions	$309.8	$325.3	$341.5	$308.0	$312.5
Concessions and other	172.4	162.7	167.0	158.1	162.5

Total operating revenues	482.2	488.0	508.5	466.1	475.0

Operating costs and expenses:
Film exhibition costs	167.4	179.7	189.0	168.7	172.1
Concession costs	19.9	17.8	17.2	17.1	16.9
Other theatre operating costs	203.0	209.5	207.6	189.8	187.6
General and administrative expenses	19.1	17.6	16.1	19.4	21.7
Severance agreement charges	0.8	—	5.5	—	—
Depreciation and amortization	32.3	31.8	33.9	37.1	39.1
Loss (gain) on sale of property and equipment	0.3	(0.7)	(0.4)	(1.4)	(1.4)
Write-off of note receivable	0.8	—	—	—	—
Impairment of goodwill	—	—	—	—	38.2
Impairment of long-lived assets (1)	3.5	8.0	17.5	36.1	22.7

Total operating costs and expenses	447.1	463.7	486.4	466.8	496.9

Operating income (loss)	35.1	24.3	22.1	(0.7)	(21.9)
Interest expense	34.1	36.0	33.1	40.8	47.9
Gain on sale of investments	—	—	—	(0.5)	(1.7)
Loss on extinguishment of debt	—	2.6	—	—	—

Income (loss) before income tax and income from unconsolidated affiliates	1.0	(14.3)	(11.0)	(41.0)	(68.1)
Income tax expense (benefit) (3)	10.3	(0.6)	4.2	0.4	55.9
Income from unconsolidated affiliates	1.8	1.2	—	—	—

Loss before discontinued operations	(7.5)	(12.5)	(15.2)	(41.4)	(124.0)
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.2)	—	(3.0)

Net loss	$(7.7)	$(12.6)	$(15.4)	$(41.4)	$(127.0)

Weighted average shares outstanding (in thousands)
Basic	12,807	12,751	12,678	12,661	12,599
Diluted	12,807	12,751	12,678	12,661	12,599
Loss per common share:
Basic	$(0.60)	$(0.99)	$(1.22)	$(3.28)	$(10.08)
Diluted	$(0.60)	$(0.99)	$(1.22)	$(3.28)	$(10.08)
Dividends declared per share	$—	$—	$—	$0.35	$0.70

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (at year end):
Cash and cash equivalents	$13.6	$13.1	$25.7	$10.9	$22.0
Property and equipment, net of accumulated depreciation (1)	355.9	368.2	390.6	431.8	497.3
Total assets	422.9	454.8	454.0	483.5	568.0
Total debt (2)	315.4	353.4	369.1	392.3	421.7
Accumulated deficit	(285.3)	(277.6)	(265.1)	(249.6)	(208.2)
Total stockholders’ (deficit) equity	$(5.6)	$0.1	$11.3	$25.2	$69.0

Other Financial Data:
Net cash provided by operating activities	$69.9	$27.7	$49.9	$25.1	$37.0
Net cash (used in) provided by investing activities	(29.6)	(12.9)	(10.5)	0.6	(10.4)
Net cash used in financing activities	(39.7)	(27.5)	(24.5)	(36.8)	(30.6)
Capital expenditures	$19.3	$16.9	$13.5	$11.7	$22.7

Operating Data:
Theatres at year end	237	239	244	250	264
Screens at year end	2,254	2,236	2,277	2,287	2,349
Average screens in operation	2,230	2,266	2,285	2,309	2,401
Average screens per theatre	9.5	9.4	9.2	9.0	8.7
Total attendance (in thousands)	47,177	47,909	52,702	49,872	55,089
Average admissions per patron	$6.57	$6.85	$6.52	$6.32	$5.89
Average concessions and other sales per patron	$3.66	$3.43	$3.21	$3.24	$3.05
Average attendance per screen	21,155	21,140	23,070	21,598	22,949

(1)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.
(2)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations.
(3)	During the quarter ended June 30, 2007, we determined that it is more likely than not that our deferred tax assets would not be realized in the future and accordingly we provided a valuation allowance against our deferred tax assets of $55.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2011 we owned, operated or had an interest in 237 theatres with 2,254 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2011, we had 220 theatres with 2,128 screens on a digital-based platform, and 210 theatres with 744 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We continue to focus on operating performance improvements, including managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to reducing our overall leverage and for potential acquisitions. To this end, during the year ended December 31, 2011, we made voluntary pre-payments of $35 million to reduce our term debt, and in September 2008 we announced our decision to suspend our quarterly dividend. In addition, we continue to sell surplus property in order to generate additional cash.

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. In July 2011, we completed our acquisition of a one theatre, six screen circuit in Dothan, Alabama from Davis Theatres. In October 2011, we finalized our acquisition of a three theatre, forty screen circuit in the Atlanta, Georgia area from MNM Theatres. In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened one new build-to-suit theatre during the fourth quarter of 2011 and anticipate opening up to eight new build-to-suit theatres in 2012.

In 2011, we added seven “Big D®” format auditoriums. One Big D addition was in a new build-to-suit theatre while the remaining six were conversions of existing auditoriums. Big D auditoriums include wall-to-wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2012 and include a Big D auditorium in all new theatres.

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

Revenues

We derive almost all of our revenues from box office receipts and concession sales with additional revenues from screen advertising sales, our two Hollywood Connection fun centers, and other revenue streams, such as electronic video games located in some of our theatres and theatre rental fees. Successful films released during the year ended December 31, 2011 included Harry Potter and the Deathly Hallows Part 2 and Transformers: Dark of the Moon, which both grossed over $300 million in domestic box office; and The Twilight Saga: Breaking Dawn Part 1, The Hangover Part II, Pirates of the Caribbean: On Stranger Tides and Fast Five, which all grossed over $200 million in domestic box office. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

Expenses

Film exhibition costs vary according to box office admissions and are accrued based on our terms and agreements with movie distributors. Some agreements provide for rental fees based on “firm terms” which are negotiated and established prior to the opening of the picture. These agreements usually provide for either a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks or a set percentage for the entire run of the film with no adjustments. If “firm terms” do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are typically completed three to four weeks after the movie’s run.

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

	Year Ended December 31,
	2011	2010	2009
Revenues:
Admissions	64%	67%	67%
Concessions and other	36%	33%	33%

Total operating revenues	100%	100%	100%

Operating costs and expenses:
Film exhibition costs (1)	35%	37%	37%
Concession costs	4%	4%	3%
Other theatre operating costs	42%	42%	41%
General and administrative expenses	4%	4%	3%
Severance agreement charges	—%	—%	1%
Depreciation and amortization	7%	7%	7%
Loss (gain) on sale of property and equipment	—%	—%	—%
Write-off of note receivable	—%	—%	—%
Impairment of long-lived assets	1%	1%	3%

Total operating costs and expenses	93%	95%	95%

Operating income	7%	5%	5%
Interest expense	7%	8%	7%
Loss on extinguishment of debt	—%	—%	—%

Loss before income tax and income from unconsolidated affiliates	—%	(3)%	(2)%
Income tax expense	2%	—%	1%
Income from unconsolidated affiliates	—%	—%	—%

Loss from continuing operations	(2)%	(3)%	(3)%
Loss from discontinued operations	—%	—%	—%

Net loss	(2)%	(3)%	(3)%

(1)	Film exhibition costs include advertising expenses.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Year ended December 31,
	2011	2010
Average theatres	236	242
Average screens	2,230	2,266
Average attendance per screen (1)	21,155	21,140
Average admission per patron (1)	$6.57	$6.85
Average concessions and other sales per patron (1)	$3.66	$3.43
Total attendance (in thousands) (1)	47,177	47,909
Total revenues (in thousands)	$482,209	$488,022

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2011 were estimated to have decreased by approximately 3.7% in comparison to 2010. The industry-wide decline was primarily driven by the success of high profile films in the first quarter of 2010, such as Avatar and Alice in Wonderland, while the first quarter of 2011 produced few high profile films. We experienced a decrease of 4.8% in admissions revenues for 2011. We believe our admissions revenue decreased more than that of the industry due to our use of increased discounts and promotional activities in 2011 compared to 2010.

Total revenues decreased 1.2% to $482.2 million for the year ended December 31, 2011 compared to $488.0 million for the year ended December 31, 2010, due to a decrease in total attendance from 47.9 million in 2010 to 47.2 million in 2011, and a decrease in average admissions per patron from $6.85 in 2010 to $6.57 in 2011, partially offset by an increase in concessions and other sales per patron from $3.43 in 2010 to $3.65 in 2011. Admissions revenue decreased 4.8% to $309.8 million in 2011 from $325.4 million in 2010, due to the decreases in total attendance and average admissions per patron and increased discounts and promotional activities during 2011 along with a change in the mix of 2-D versus 3-D attendance. Concessions and other revenues increased 6.0% to $172.4 million in 2011 from $162.7 million in 2010, due to the increase in average concessions and other sales per patron partially offset by the decrease in total attendance.

We operated 237 theatres with 2,254 screens at December 31, 2011 and 239 theatres with 2,236 screens at December 31, 2010.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2011	2010	% Change
Film exhibition costs	$167,385	$179,724	(7)
Concession costs	$19,895	$17,806	12
Other theatre operating costs	$203,012	$209,482	(3)
General and administrative expenses	$19,084	$17,570	9
Severance agreement charges	$845	$—	n/m
Depreciation and amortization	$32,258	$31,801	1
Loss (gain) on sale of property and equipment	$333	$(667)	n/m
Write-off of note receivable	$750	$—	n/m
Impairment of long-lived assets	$3,489	$8,025	(57)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2011 decreased to $167.4 million as compared to $179.7 million for the year ended December 31, 2010 primarily due to a decrease in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 54.0% for the year ended December 31, 2011, as compared to 55.2% for the year ended December 31, 2010, primarily as a result of lower film rent on 3-D and top-tier films in 2011 and a reduction in advertising expense.

Concessions costs. Concession costs for the year ended December 31, 2011 increased to $19.9 million as compared to $17.8 million for the year ended December 31, 2010. As a percentage of concessions and other revenues, concessions costs were 11.5% for the year ended December 31, 2011, as compared to 10.9% for the year ended December 31, 2010 primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2011 decreased to $203.0 million as compared to $209.5 million for the year ended December 31, 2010. The decrease in our other theatre operating costs are primarily the result of a decrease in repair and maintenance costs, theatre occupancy costs resulting from lower percentage rent obligations, 3-D equipment service charges, salaries and wages expense, and a decrease in taxes and license fees. Taxes and license fees were negatively impacted in 2010 by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred in 2005 and 2006.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 increased to $19.1 million as compared to $17.6 million for the year ended December 31, 2010. The increase in our general and administrative expenses is primarily due to an increase in incentive compensation and travel expenses.

Severance agreement charge. We recorded a severance charge of $0.8 million for the year ended December 31, 2011. The charge was related to the departure of our former Senior Vice President, General Counsel and Secretary (see Note 20—Severance Agreement Charges).

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2011 increased 1.4% as compared to the year ended December 31, 2010 due to a combination of higher balances of property and equipment due to theatre openings and a reassessment of the useful lives of certain assets.

Net gain on sales of property and equipment. We recognized a loss of $0.3 million on the sales of property and equipment for the year ended December 31, 2011 as compared to a gain of $0.7 million for the year ended December 31, 2010. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2011 decreased to $3.5 million compared to $8.0 million for the year ended December 31, 2010. For 2011, impairment charges related to fixed assets were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $2.1 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $0.7 million in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decline in the market value of a previously closed theatre, resulting in a charge of $0.7 million.

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

Operating income (loss). Operating income for the year ended December 31, 2011 was $35.2 million as compared to operating income of $24.3 million for the year ended December 31, 2010. The increase in our operating income is primarily due to a decrease in other theatre operating costs and impairment of long-lived assets in 2011 along with the other factors described above.

Interest expense, net. Interest expense, net for the year ended December 31, 2011 decreased to $34.1 million from $36.0 million for the year ended December 31, 2010. The decrease is primarily related to a decrease in the average debt outstanding.

Income tax.

	Year Ended December 31,
	2011	2010
Income (loss) from continuing operations	$1,045	$(14,277)

Federal tax benefit, at statutory rates	366	(4,997)
State tax benefit, net of federal tax effects	237	(497)
Permanent non-dedecutible expenses	65	136
Reduction (increase) in prior year tax	380	(2,369)
Tax effect of uncertain tax position	55	2,471
Impact of equity investment income at statutory tax rate	697	455
Other	(73)	(52)
Increase in valuation allowance	8,648	4,238

Total tax expense (benefit) from continuing operations	$10,375	$(615)

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date.

Our income tax expense was $10.4 million at December 31, 2011 and a benefit of $0.6 million at December 31, 2010. Because of the limitation imposed on our ability to use certain deferred tax assets by IRC Sec. 382, our income tax expense (benefit) is primarily determined by reference to current taxable income. In addition, we have concluded that the realization of our deferred tax assets is generally not likely; therefore, we have recorded a valuation allowance against the portion which we believe will not be realized.

The increase in our income tax provision from 2010 to 2011 is due primarily to the current tax expense associated with the $30 million Screenvision payment received in January 2011 (as discussed in Note 11—Screenvision Transaction) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

As of December 31, 2011 and 2010, the amount of unrecognized tax benefits related to continuing operations was $2.5 million. We have recognized a tax basis for our non-forfeitable ownership interest in SV Holdco that is lower than the carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, we have recorded a related liability for this uncertain tax position.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2011 and 2010, we closed seven and eight theatres, respectively. Of those closures, in 2011 and 2010, we classified five and two theatres, respectively, as discontinued operations and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Loss from discontinued operations for the year ended December 31, 2011 was $177,000, including gain on disposal of assets of $231,000, as compared to a loss of $98,000, including gain on disposal of assets of $247,000 for the year ended December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Year ended December 31,
	2010	2009
Average theatres	242	247
Average screens	2,266	2,285
Average attendance per screen (1)	21,140	23,070
Average admission per patron (1)	$6.85	$6.52
Average concessions and other sales per patron (1)	$3.43	$3.21
Total attendance (in thousands) (1)	47,909	52,702
Total revenues (in thousands)	$488,022	$508,514

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2010 were estimated to have decreased by approximately 0.3% in comparison to 2009. The industry-wide decline was primarily driven by the success of high profile films in the fourth quarter of 2009, such as The Twilight Saga: New Moon, Avatar, and The Blind Side, while the fourth quarter of 2010 produced few high profile films. We experienced a decrease of 4.7% in admissions revenues for 2010. We believe our admissions revenue decreased more than that of the industry due to certain films that played better in larger metropolitan markets compared with our smaller markets and also severe weather affecting certain of our markets early in 2010.

Total revenues decreased 4.0% to $488.0 million for the year ended December 31, 2010 compared to $508.5 million for the year ended December 31, 2009, due to the decrease in total attendance partially offset by an increase in average admissions per patron from $6.52 in 2009 to $6.85 in 2010, and an increase in concessions and other sales per patron from $3.21 in 2009 to $3.43 in 2010. Admissions revenue decreased 4.7% to $325.4 million in 2010 from $341.6 million in 2009, due to a decrease in total attendance from 52.7 million in 2009 to 47.9 million in 2010 partially offset by the increase in average admissions per patron, primarily due to price increases and 3-D surcharges. Concessions and other revenues decreased 2.6% to $162.7 million in 2010 from $167.0 million in 2009, due to the decrease in total attendance, partially offset by the increase in average concessions and other sales per patron.

We operated 239 theatres with 2,236 screens at December 31, 2010 and 244 theatres with 2,277 screens at December 31, 2009.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2010	2009	% Change
Film exhibition costs	$179,724	$189,042	(5)
Concession costs	$17,806	$17,187	4
Other theatre operating costs	$209,482	$207,607	1
General and administrative expenses	$17,570	$16,139	9
Severance agreement charges	$—	$5,462	n/m
Depreciation and amortization	$31,801	$33,867	(6)
Gain on sale of property and equipment	$(667)	$(436)	n/m
Impairment of long-lived assets	$8,025	$17,548	(54)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2010 decreased to $179.7 million as compared to $189.0 million for the year ended December 31, 2009 primarily due to a decrease in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55.2% for the year ended December 31, 2010, as compared to 55.3% for the year ended December 31, 2009.

Concessions costs. Concession costs for the year ended December 31, 2010 increased to $17.8 million as compared to $17.2 million for the year ended December 31, 2009. As a percentage of concessions and other revenues, concessions costs were 10.9% for the year ended December 31, 2010, as compared to 10.3% for the year ended December 31, 2009 primarily due to increased commodity costs and discounted pricing. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2010 increased to $209.5 million as compared to $207.6 million for the year ended December 31, 2009. The increase in our other theatre operating costs are primarily the result of an increase in 3-D equipment service charges, an increase in repair and maintenance costs associated with improving the condition of our theatres, an increase in utilities costs due to extreme weather conditions, an increase in insurance costs, and an increase in taxes and license fees which was partially offset by a reduction in professional expenses. Taxes and license fees were negatively impacted by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred in 2005 and 2006.

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

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2010 decreased approximately 6.1% as compared to the year ended December 31, 2009 due to a combination of lower balances of property and equipment due to theatre closures, asset sales, prior period impairment and other property and equipment disposals, as well as a portion of our long-lived assets becoming fully depreciated.

Net gain on sales of property and equipment. We recognized a gain of $0.7 million on the sales of property and equipment for the year ended December 31, 2010 as compared to a gain of $0.4 million for the year ended December 31, 2009. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2010 decreased to $8.0 million compared to $17.5 million for the year ended December 31, 2009. For 2010, impairment charges related to fixed assets were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $4.7 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1.9 million in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decrease in the fair market value of equipment at previously impaired theatres, resulting in a charge of $1.1 million. In addition, the Company impaired intangible assets in 2010 of $0.5 million related to closed theatres.

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

Operating income (loss). Operating income for the year ended December 31, 2010 was $24.3 million as compared to operating income of $22.1 million for the year ended December 31, 2009. The increase in our operating income is primarily due to a decrease in impairment of long-lived assets in 2010 and the other factors described above.

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

Our income tax expense (benefit) was ($0.6 million) and $4.3 million at December 31, 2010 and 2009, respectively. Because of the limitation imposed on our ability to use certain deferred tax assets by IRC Sec. 382, our income tax expense (benefit) is primarily determined by reference to current taxable income. In addition, we have concluded that the realization of our deferred tax assets is generally not likely; therefore, we have recorded a valuation allowance against the portion which we believe will not be realized.

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

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2010 and 2009, we closed two and three theatres, respectively, and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Loss from discontinued operations for the year ended December 31, 2010 was $98,000, including gain on disposal of assets of $247,000, as compared to a loss of $194,000, including loss on disposal of assets of $117,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operations are primarily conducted on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. As of December 31, 2011, we had a working capital deficit of $33.4 million compared to a working capital surplus of $4.0 million as of December 31, 2010. The working capital surplus in 2010 resulted from a $30.0 million receivable from Screenvision related to the October 2010 modification of our existing theatre exhibition agreement. We received these funds in January 2011 and used $15.0 million of the after tax funds to prepay debt outstanding under our term loan.

At December 31, 2011, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $13.6 million in cash and cash equivalents on hand as compared to $13.1 million at December 31, 2010. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $69.9 million for the year ended December 31, 2011 as compared to $27.7 million for the same period in 2010. The increase in our cash provided by operating activities was due primarily to the collection of the $30.0 million receivable from Screenvision and an increase in accounts payable and accrued expenses as compared to the prior period. Net cash used in investing activities was $29.6 million for the year ended December 31, 2011 as compared to net cash used in investing activities of $12.9 million for the same period in 2010. The increase in our net cash used in investing activities is primarily due to an increase in purchases of property and equipment, theatre acquisitions and our voluntary capital contribution to SV Holdco in September 2011. Capital expenditures were $19.3 million for the year ended December 31, 2011 as compared to $16.9 million for the same period in 2010. For the year ended December 31, 2011, net cash used in financing activities was $39.7 million as compared to $27.5 million for the same period in 2010. The increase in our net cash used in financing activities is primarily due to the repayment of $35.0 million on our term loan during 2011, partially offset by the incurrence of $9.0 million of debt issuance costs in 2010.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2011, we closed seven of our underperforming theatres and estimate closing up to nine theatres in 2012.

We plan to make up to $25 million in capital expenditures for calendar year 2012. Pursuant to our January 2010 senior secured credit agreement, the aggregate capital expenditures that we may make, or commit to make for any fiscal year is limited to $25 million, provided that up to $5 million of the unused capital expenditures in a fiscal year may be carried over to the succeeding fiscal year. We opened one new build-to-suit theatre in 2011 and anticipate opening up to eight new build-to-suit theatres in 2012. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience auditoriums during 2012.

We actively seek ways to grow our circuit through acquisitions. On July 12, 2011, we completed our purchase of certain assets of Davis Theatres for $2.6 million. On October 21, 2011, we completed our acquisition of MNM Theatres for $10.8 million, including consideration that is contingent upon MNM’s earnings performance over the next three years.

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

Credit Agreement and Covenant Compliance

On January 27, 2010, we entered into a new Credit Agreement (the “Credit Agreement”), by and among us, as borrower, and several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders. On March 3, 2011 we entered into a first amendment to the Credit Agreement that amended our required financial ratios and applicable interest rate margins on outstanding loans. Our long-term debt obligations consist of the following:

•	a $265.0 million six year term loan facility (issued at a $2.6 million discount) that matures on January 27, 2016 and

•	a $30.0 million three year revolving credit facility that matures on January 27, 2013.

The interest rate for borrowings under the term loan facility was initially LIBOR (subject to a 2.00% floor) plus a margin of 3.50%, or the Base Rate (as defined in the Credit Agreement) (subject to a 3.00% floor) plus a margin of 2.50%, as we might elect. The Credit Agreement (as amended) provides that if our ratio of total debt to adjusted EBITDA (“leverage ratio”) exceeds 4.50 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by 25 basis points (0.25%), and if our leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters, the interest rate on outstanding term loans would increase by an additional 25 basis points (0.25%).

The interest rate for borrowings under the revolving credit facility was initially LIBOR (subject to a 2.00% floor) plus an initial margin of 4.00%, or Base Rate (subject to a 3.00% floor) plus margin of 3.00%, as we might elect. The applicable margins are subject to adjustment based on our leverage ratio as reflected in our quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on Base Rate based loans. In addition, we are required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate was initially 0.75% per annum, and is also subject to adjustment based on our leverage ratio, with the rates ranging from 0.50% to 0.75%.

The Credit Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales or dispositions or issuances of certain debt obligations, (2) 100% of the net cash proceeds from sales-leaseback transactions, and (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the Credit Agreement. In addition, the first amendment to the Credit Agreement imposes a prepayment fee of 1% of the amount prepaid in connection with certain refinancings and repricings occurring prior to March 3, 2012. We made voluntary debt prepayments during 2011 of $35 million, including $15 million from after-tax Screenvision funds received in January 2011 (See Note 11—Screenvision Transaction). As a result, in March 2012 we obtained a consent from our lenders which modifies the excess cash flow payment for the year ended December 31, 2011 to exclude the effect of the $30 million Screenvision receivable. We are therefore not required to make an excess cash flow payment for 2011.

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

Debt Covenant Compliance

The Credit Agreement contains financial covenants that require us to maintain a leverage ratio below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) above a specified minimum ratio and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense (“EBITDAR ratio”) below a specified maximum ratio.

Leverage Ratio—The maximum leverage ratio as of the last day of any four consecutive fiscal quarters may not exceed: (a) 5.50 to 1.00 for any four quarter period ending March 31, 2011 through June 30, 2012; (b) 5.00 to 1.00 for any four quarter period ending September 30, 2012 through December 31, 2012; (c) 4.50 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 4.25 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 4.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

Interest Coverage Ratio—The minimum interest coverage ratio as of the last day of any four consecutive fiscal quarters may not be less than: (a) 1.50 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 1.60 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 1.75 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 1.85 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 2.00 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

EBITDAR Ratio—The maximum EBITDAR ratio as of the last day of any four consecutive fiscal quarters may not exceed: (a) 8.00 to 1.00 for any four quarter period ending March 31, 2011 through December 31, 2011; (b) 7.50 to 1.00 for any four quarter period ending March 31, 2012 through December 31, 2012; (c) 7.00 to 1.00 for any four quarter period ending March 31, 2013 through December 31, 2013; (d) 6.75 to 1.00 for any four quarter period ending March 31, 2014 through December 31, 2014; and (e) 6.50 to 1.00 for any four quarter period ending March 31, 2015 or thereafter.

As of December 31, 2011, we were in compliance with all of the financial covenants in the amended Credit Agreement. As of December 31, 2011, our leverage, interest coverage, and EBITDAR ratios were 3.02, 2.61, and 5.66, respectively.

Our financial results depend to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of these motion pictures to patrons in our specific theatre markets. Based on the current projections and our current financial covenant ratios, we believe that we will remain in compliance with our financial covenants for the foreseeable future. However, it is possible that we may not comply with some or all of our financial covenants in the future.

In such cases, we could seek waivers or additional amendments to the Credit Agreement if a violation did occur. However, we can provide no assurance that we will successfully obtain such waivers or amendments from our lenders. If we are unable to comply with some or all of the financial or non-financial covenants and if we fail to obtain future waivers or amendments to the Credit Agreement, the lenders may terminate our revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facility due and payable.

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

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2012 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months. However, the possibility exists that, if our operating performance is worse than expected, we could come into default under our debt instruments, causing our lenders to accelerate maturity and declare all payments immediately due and payable.

We are required to make principal repayments of our term loan borrowings in quarterly installments, each in the amount of $511,000, with the balance of $192.6 million due at final maturity on January 27, 2016. Any amounts that may become outstanding under our revolving credit facility would be due and payable on January 27, 2013.

Contractual Obligations

The following table reflects our contractual obligations:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Term loan	$2.0	$4.1	$194.1	$—	$200.2
Interest payments (1)	11.1	21.9	11.6	—	44.6
Financing obligations	11.4	23.3	23.9	168.1	226.7
Capital lease obligations	6.0	12.0	11.9	25.9	55.8
Operating leases	45.2	84.4	76.9	201.6	408.1
Christie contract	0.2	0.3	0.3	—	0.8
Employment agreement with Chief Executive Officer	0.6	0.3	—	—	0.9

Total contractual cash obligations	$76.5	$146.3	$318.7	$395.6	$937.1

(1)	The interest rates under the Credit Agreement, as amended, for the revolving credit and term loan facilities are set to margins above the London interbank offered rate (“LIBOR”) or base rate, as the case may be, based on our consolidated leverage ratio as defined in the Credit Agreement. Margins applicable to borrowing under the revolving credit facility range from 3.00% to 3.50% for loans based on LIBOR and 2.00% to 2.50% for loans based on the base rate. Margins applicable to the term loan facility are 3.50% for loans based on LIBOR and 2.50% for loans based on the base rate, subject in each case to an increase of 0.25% if our leverage ratio exceeds 4.50 to 1.00 for any period of four consecutive fiscal quarters, plus an additional 0.25% increase if our leverage ratio exceeds 5.00 to 1.00 for any period of four consecutive fiscal quarters. The LIBOR and base rate components of the interest rate are subject to floors of 2.00% and 3.00%, respectively. The average interest rate for 2011 of 5.50% was used to calculate future interest payments herein.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

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

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $1.7 million, $2.2 million and $2.5 million in 2011, 2010 and 2009, respectively.

Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the film. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the movie run life. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film, with such percentage increasing as box office receipts increase nationally.

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

For the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges, including discontinued operations, of $3.5 million, $8.2 million and $17.8 million, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres.

Goodwill and Other Acquired Intangible Assets

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”), goodwill is not amortized. We evaluate goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment.

We are a single reporting unit. As a result of our negative carrying value, in accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”), we are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, we consider whether there are any adverse qualitative factors indicating that impairment may exist. If a Step 2 analysis is required, we allocate the estimated fair value of the reporting unit to our assets and liabilities, including intangible assets. The residual amount, following this allocation process, is deemed to be the implied fair value of the goodwill. An impairment charge is recorded to the extent the carrying value of the goodwill exceeds its implied fair value. A Step 2 impairment analysis was not required at December 31, 2011, primarily due to the fact that the acquisition giving rise to the goodwill occurred in the fourth quarter.

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations.

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The ASU expands the existing disclosure requirements for fair value measurements in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” and makes other amendments to conform wording differences between U.S. GAAP and IFRS. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments are not expected to have any impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which revises the manner in which entities present comprehensive income in their financial statements. The guidance revises ASC 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Currently, we do not have any other comprehensive income items. As such, there is no impact from adoption of this standard.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” which amends the guidance in ASC 350, “Intangibles—Goodwill and Other” on testing goodwill for impairment. The ASU allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting units is less than the carrying amount, then the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units and it does not revise the requirement to test goodwill annually for impairment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. We have floating rate debt instruments and, therefore, are subject to the market risk related to changes in interest rates. Interest paid on our debt is largely subject to changes in interest rates in the market. Our debt is based on a structure that is priced over an index or LIBOR rate option. As of December 31, 2011, an increase of 1% in interest rates would increase the interest expense on our debt by approximately $2.0 million on an annual basis. As of December 31, 2011, if our $30 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $0.3 million on an annual basis.

We have 28 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $1.6 million over the remaining lives of these leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 9, 2012

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$13,616	$13,066
Restricted cash	331	335
Accounts receivable	4,985	4,440
Screenvision receivable (Note 11)	—	30,000
Inventories	2,955	2,741
Prepaid expenses and other current assets	9,410	6,696

Total current assets	31,297	57,278

Property and equipment:
Land	53,909	54,603
Buildings and building improvements	276,221	272,956
Leasehold improvements	123,547	120,320
Assets under capital leases	44,970	50,924
Equipment	212,457	210,329
Construction in progress	2,349	2,424

Total property and equipment	713,453	711,556
Accumulated depreciation and amortization	(357,518)	(343,372)

Property and equipment, net of accumulated depreciation	355,935	368,184
Goodwill	8,087	—
Investments in unconsolidated affiliates (Note 12)	8,498	8,093
Other	17,870	20,591
Intangible assets, net of accumulated amortization	1,169	612

Total assets	$422,856	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$29,583	$21,660
Accrued expenses	31,136	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	3,959	4,240

Total current liabilities	64,678	53,331

Long-term liabilities:
Long-term debt, less current maturities	196,880	233,092
Capital leases and long-term financing obligations, less current maturities	114,608	116,036
Deferred revenue	34,009	35,150
Other	18,306	17,050

Total long-term liabilities	363,803	401,328

Commitments and contingencies (Notes 15 and 16)
Stockholders’ (deficit) equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 13,419,872 shares issued and 12,966,942 shares outstanding at December 31, 2011, and 13,331,872 shares issued and 12,882,673 shares outstanding at December 31, 2010	401	400
Treasury stock, 452,930 and 449,199 shares at cost at December 31, 2011 and 2010, respectively	(11,683)	(11,657)
Paid-in capital	290,997	288,986
Accumulated deficit	(285,340)	(277,630)

Total stockholders’ (deficit) equity	(5,625)	99

Total liabilities and stockholders’ (deficit) equity	$422,856	$454,758

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Admissions	$309,782	$325,365	$341,552
Concessions and other	172,427	162,657	166,962

Total operating revenues	482,209	488,022	508,514

Operating costs and expenses:
Film exhibition costs	167,385	179,724	189,042
Concession costs	19,895	17,806	17,187
Other theatre operating costs	203,012	209,482	207,607
General and administrative expenses	19,084	17,570	16,139
Severance agreement charges (Note 20)	845	—	5,462
Depreciation and amortization	32,258	31,801	33,867
Loss (gain) on sale of property and equipment	333	(667)	(436)
Write-off of note receivable	750	—	—
Impairment of long-lived assets	3,489	8,025	17,548

Total operating costs and expenses	447,051	463,741	486,416

Operating income	35,158	24,281	22,098
Interest expense	34,113	35,985	33,067
Loss on extinguishment of debt	—	2,573	—

Income (loss) before income tax and income from unconsolidated affiliates	1,045	(14,277)	(10,969)
Income tax expense (benefit) (Note 9)	10,375	(615)	4,250
Income from unconsolidated affiliates	1,797	1,181	—

Loss from continuing operations	(7,533)	(12,481)	(15,219)
Loss from discontinued operations (Note 13)	(177)	(98)	(194)

Net loss	$(7,710)	$(12,579)	$(15,413)

Weighted average shares outstanding:
Basic	12,807	12,751	12,678
Diluted	12,807	12,751	12,678
Loss per common share (Basic and Diluted):
Loss from continuing operations	$(0.59)	$(0.98)	$(1.20)
Loss from discontinued operations	(0.01)	(0.01)	(0.02)

Net loss	$(0.60)	$(0.99)	$(1.22)

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	13,231	$394	(402)	$(10,938)	$285,430	$(249,638)	$25,248
Stock issuance	35	1	—	—	—	—	1
Net loss	—	—	—	—	—	(15,413)	(15,413)
Purchase of treasury stock	—	—	(1)	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	1,473	—	1,473

Balance at December 31, 2009	13,266	395	(403)	(10,945)	286,903	(265,051)	11,302
Stock issuance	66	5	—	—	36	—	41
Net loss	—	—	—	—	—	(12,579)	(12,579)
Purchase of treasury stock	—	—	(46)	(712)	—	—	(712)
Stock-based compensation	—	—	—	—	2,047	—	2,047

Balance at December 31, 2010	13,332	400	(449)	(11,657)	288,986	(277,630)	99
Stock issuance	88	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(7,710)	(7,710)
Purchase of treasury stock	—	—	(4)	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	2,012	—	2,012

Balance at December 31, 2011	13,420	$401	(453)	$(11,683)	$290,997	$(285,340)	$(5,625)

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(7,710)	$(12,579)	$(15,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,365	32,151	34,404
Amortization of debt issuance costs	3,425	3,324	2,068
Impairment on long-lived assets	3,489	8,188	17,814
Loss on extinguishment of debt	—	2,573	—
Stock-based compensation	2,012	2,047	1,473
Income from unconsolidated affiliates	(1,797)	(1,181)	—
Other	516	1,430	1,451
Write-off of note receivable	750	—	—
Loss (gain) on sale of property and equipment	102	(915)	(319)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(1,501)	151	(1,237)
Screenvision receivable	30,000	—	—
Prepaid expenses and other assets	(476)	2,188	940
Accounts payable	6,638	(5,598)	3,012
Accrued expenses and other liabilities	1,648	(4,284)	5,660
Distributions from unconsolidated affiliates	426	190	—

Net cash provided by operating activities	69,887	27,685	49,853

Cash flows from investing activities:
Purchases of property and equipment	(19,282)	(16,903)	(13,546)
Release (funding) of restricted cash	4	68	(219)
Theatre acquisitions	(11,800)	—	—
Investment in unconsolidated affiliates	(718)	—	—
Proceeds from sale of property and equipment	2,186	3,977	3,256

Net cash used in investing activities	(29,610)	(12,858)	(10,509)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	5,000	12,500	6,250
Repayment of short-term borrowings	(5,000)	(12,500)	(6,250)
Issuance of long-term debt	—	262,350	—
Repayments of long-term debt	(37,234)	(278,322)	(22,731)
Repayments of capital lease and long-term financing obligations	(1,879)	(1,660)	(1,682)
Issuance of common stock	—	41	1
Purchase of treasury stock	(26)	(712)	(7)
Debt issuance costs	(588)	(9,154)	(96)

Net cash used in financing activities	(39,727)	(27,457)	(24,515)

Increase (decrease) in cash and cash equivalents	550	(12,630)	14,829
Cash and cash equivalents at beginning of year	13,066	25,696	10,867

Cash and cash equivalents at end of year	$13,616	$13,066	$25,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$30,036	$36,320	$30,062
Income taxes	$11,703	$3,680	$300
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$3,165	$1,112	$7
Receipt of equity interest in SV Holdco, LLC	$—	$6,555	$—
Consideration given for MNM acquisition	$1,570	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

AS OF DECEMBER 31, 2011 AND 2010, AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 237 theatres in 35 states. Of the Company’s 237 theatres, 219 show films on a first-run basis and 18 are discount theatres. The Company targets small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.

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

Concentration of Risk

During 2011, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). The Company is a significant customer of Showtime Concession. Our current agreement with Showtime Concession will expire on December 31, 2012. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us than the current arrangement.

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

The Company records proceeds from the sale of gift cards and other advanced sale certificates in current liabilities and recognizes admission and concession revenue when a holder redeems a gift card or other advanced sale certificate. The Company recognized revenue from unredeemed gift cards and other advanced sale certificates upon the later of expiration of the cards or when redemption becomes unlikely. The Company’s conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognized related to unredeemed gift cards and other advanced sale certificates totaled $1,718, $2,199 and $2,509 in 2011, 2010 and 2009, respectively.

Film Exhibition Costs

Film exhibition costs vary according to box office admissions and are accrued based on the Company’s terms and agreements with movie distributors. Some agreements provide for rental fees based on “firm terms” which are negotiated and established prior to the opening of the picture. These agreements usually provide for either a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks or a set percentage for the entire run of the film with no adjustments. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between the Company and the movie studios are typically completed three to four weeks after the movie’s run and have not historically resulted in significant adjustments to amounts previously recorded.

Comprehensive Income

The Company has no other comprehensive income items.

Segment Reporting

The Company’s chief operating decision maker currently manages the business as one operating segment. The Company’s measure of segment profit is consolidated operating income.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $2,155 and $1,823 at December 31, 2011 and 2010, respectively.

Restricted Cash

Certain balances due to third parties are classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts owed primarily for vendor rebates and amounts due from advertisers. We have determined that no allowance for doubtful accounts is required as of December 31, 2011 and 2010 based on historical experience that payment is received in full.

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

Included in buildings and building improvements are assets subject to financing leases with costs of $83,974 at December 31, 2011 and 2010 and accumulated depreciation of $28,940 and $26,024 at December 31, 2011 and 2010, respectively.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Asset retirement obligations are not material as of December 31, 2011 and 2010.

Goodwill and Other Acquired Intangible Assets

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”), goodwill is not amortized. The Company evaluates goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment.

The Company is a single reporting unit. As a result of the Company’s negative carrying value, in accordance with Accounting Standards Update 2010-28 (“ASU 2010-28”), the Company is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, the Company considers whether there are any adverse qualitative factors indicating that impairment may exist. If a Step 2 analysis is required, the Company allocates the estimated fair value of the reporting unit to its assets and liabilities, including intangible assets. The residual amount, following this allocation process, is deemed to be the implied fair value of the goodwill. An impairment charge is recorded to the extent the carrying value of the goodwill exceeds its implied fair value. A Step 2 impairment analysis was not required at December 31, 2011, primarily due to the fact that the acquisition giving rise to the goodwill occurred in the fourth quarter.

Fair Value Measurements

The methods and assumptions used to estimate fair value are as follows:

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt, excluding capital leases and financing obligations:

The fair value of the senior secured term loan is estimated based on quoted market prices on the date of measurement. See Note 7—Debt.

Assets acquired in business combinations

See Note 4—Acquisitions for fair value of assets acquired.

Impairment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or circumstances indicate that the assets’ carrying values may not be recoverable. The Company performs its impairment analysis at the individual theatre level, the lowest level of independent identifiable cash flow. Management reviews all available evidence when assessing long-lived assets for impairment, including negative trends in theatre- level cash flow, the impact of competition, the age of the theatre, and alternative uses of the assets. The Company’s evaluation of negative trends in theatre level cash flow considers seasonality of the business, with significant revenues and cash-flow being generated in the summer and year-end holiday season. Absent any unusual circumstances, management evaluates new theatres for potential impairment only after a theatre has been open and operational for a sufficient period of time to allow its operations to mature.

For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the assets’ fair value. The fair value of the assets is primarily estimated using the discounted future cash flow of the assets with consideration of other valuation techniques and using assumptions consistent with those used by market participants. Significant judgment is involved in estimating cash flows and fair value; significant assumptions include attendance levels, admissions and concessions pricing, and the weighted average cost of capital. Management’s estimates are based on historical and projected operating performance.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded impairment charges of $3,489, $8,188 and $17,814, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the result of continued deterioration of certain previously impaired theatres and a decline in market value of a previously closed theatre.

Discontinued Operations

The results of operations for theatres that have been disposed of or classified as held for sale are eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s consolidated statements of operations. Theatres are reported as discontinued when the Company no longer has continuing involvement in the theatre operations and the cash flows have been eliminated, which generally occurs when the Company no longer has operations in a given market. See Note 13—Discontinued Operations.

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

The accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in the Company’s consolidated statements of operations. See Note 9—Income Taxes.

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $2,023, $3,860 and $5,663 in 2011, 2010 and 2009, respectively.

Loyalty Program

Members of the Carmike Rewards program earn points for each dollar spent on admissions and concessions at our theatres and earn concession or ticket awards once designated point thresholds have been met. We believe that the value of the awards granted to our Carmike Rewards members is insignificant compared to the value of the transactions necessary to earn the award. The Company records the estimated incremental cost of providing the awards based on the points earned by the members. The Carmike Rewards program commenced on October 1, 2010 and the costs of awards earned for the years ended December 31, 2011 and 2010 are not significant to our consolidated financial statements.

Stock Based Compensation

Compensation expense for all stock-based compensation benefits is recognized over the requisite service period at the estimated fair value of the award at grant date. See Note 10 for a description of the Company’s stock plans and related disclosures.

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

Commitments and Contingencies

In accordance with ASC 450, liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated. Otherwise the Company expenses these costs as incurred. Depending on the nature of the charge, these expenses are recorded in other theatre operating costs or general and administrative charges in the Company’s consolidated statements of operations.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates over which the Company has significant influence are accounted for under the equity method of accounting. The investments are carried at the cost of acquisition, including subsequent capital contributions by the Company, plus the Company’s equity in undistributed earnings or losses since acquisition. See Note 12—Investments in Unconsolidated Affiliates. The Company regularly reviews its equity method investments for impairment, including when the carrying amount of an investment exceeds its related fair value. The Company evaluates information such as budgets, business plans and financial statements of its equity method investees in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include, among others, recurring operating losses and defaults on credit agreements.

Reclassifications

The Company previously reported investments in unconsolidated affiliated in other assets on the 2010 consolidated balance sheet. The 2010 amounts have been reclassified form other assets to a separate line item on the consolidated balance sheets to conform to the 2011 presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The ASU expands the existing disclosure requirements for fair value measurements in ASC 820, “Fair Value Measurements” and makes other amendments to conform wording differences between U.S. GAAP and IFRS. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments are not expected to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which revises the manner in which entities present comprehensive income in their financial statements. The guidance revises ASC 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Currently, the Company does not have any other comprehensive income items. As such, there is no impact from adoption of this standard.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” which amends the guidance in ASC 350-20 on testing goodwill for impairment. The ASU allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the reporting units is less than the carrying amount, then the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units and it does not revise the requirement to test goodwill annually for impairment. The Company intends to continue performing the quantitative two-step impairment test with regard to evaluating goodwill for impairment.

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

The Company recorded impairment charges of $3,489, $8,188, and $17,814, for the years ended December 31, 2011, 2010, and 2009, respectively. Of the impairment charges recorded for the year ended December 31, 2010, $7,699 related to property and equipment, with the remaining impairment pertaining to the write-off of intangible assets as discussed further in Note 5—Goodwill and Other Intangibles. These fair value estimates are considered Level 3 estimates. The estimated aggregate fair value of the long-lived assets impaired during the years ended December 31, 2011 and 2010 was approximately $5,576 and $5,579, respectively.

	Year ended December 31,
	2011	2010	2009
Continuing Operations:
Theatre properties	$2,684	$6,555	$16,595
Equipment	805	1,144	959

Impairment of long-lived assets	$3,489	$7,699	$17,554

Discontinued Operations:
Theatre properties	$—	$—	$260
Equipment	—	—	—

Impairment of long-lived assets	$—	$—	$260

For 2011, impairment charges were primarily the result of (1) deterioration in the full-year operating results resulting in $2,086 in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $703 in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decline in the market value of a previously closed theatre, resulting in a charge of $700.

For 2010, impairment charges related to fixed assets were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $4,718 in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1,891 in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decrease in the fair market value of equipment at previously impaired theatres, resulting in a charge of $1,091.

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

NOTE 4—ACQUISITIONS

On July 12, 2011, the Company completed its purchase of certain assets of Davis Theatres for $2.6 million. The acquisition of Davis Theatres consisted of one theatre with six screens in Dothan, Alabama. As a result of the acquisition, the Company will be the leading movie exhibitor in the market. The Company has accounted for this transaction as an asset acquisition. The purchase price was allocated to the assets acquired, primarily equipment, based on their respective fair values.

On October 21, 2011, the Company completed its purchase of MNM Theatres for $10,820 including an estimate of the fair value of consideration that is contingent upon MNM’s earnings performance over the next three years. The Company estimated the fair value of the contingent consideration to be $1,570 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The acquisition of MNM Theatres consisted of three theatres with forty screens in the Atlanta, Georgia area. The consolidated financial statements as of and for the year ended December 31, 2011 include the assets and the operating results for the period from the acquisition date through December 31, 2011. The acquisition was accounted for as a business combination, with the purchase price allocated based on estimated fair values of the assets acquired, including identifiable intangible assets and liabilities assumed. Acquisition costs were less than $100 and were charged to expense.

The goodwill recognized is attributable primarily to expected synergies to be realized by achieving cost reductions and eliminating redundant administrative functions. The goodwill is deductible for tax purposes and will be amortized over 15 years. MNM Theatres operated three theatres with forty screens in the Atlanta, Georgia area.

The following is a summary of the allocations of the aggregate purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. These fair values also represent Level 3 measures. The allocation is preliminary and may be adjusted in subsequent periods.

MNM
Current assets	$88
Building, leasehold improvements and equipment	2,015
Goodwill	8,087
Other intangible assets	630

Total purchase price	$10,820

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2011 and 2010 assumes the MNM Theatres acquisition occurred at the beginning of the fiscal year 2010, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Year Ended December 31,		Pro Forma Year Ended December 31,
	2011	2010	2011	2010
Revenues	$482,209	$488,022	$491,548	$500,142
Operating income	$35,158	$24,281	$37,341	$26,501
Net loss	$(7,710)	$(12,579)	$(5,677)	$(10,354)
Loss per share:
Basic and Diluted	$(0.60)	$(0.99)	$(0.44)	$(0.81)

The Company recorded revenue and net income of $2,025 and $291, respectively, in its consolidated statements of operations from the acquisition date to the period ending December 31, 2011.

NOTE 5—GOODWILL AND OTHER INTANGIBLES

In 2011, the Company recorded goodwill and intangibles of approximately $8,717 from the acquisition of the MNM Theatre circuit. The Company has previously recorded certain lease intangibles and trade names from the acquisition of the GKC theatre circuit.

At December 31, 2011 and 2010, the Company has recorded the value of certain lease intangibles and trade names as follows:

	December 31,
	2011	2010
Lease related intangibles	$1,345	$995
Non-compete agreements	30	—
Trade names	750	500

Gross carrying value of intangible assets subject to amortization	2,125	1,495
Less accumulated amortization	956	883

Net carrying value	1,169	$612
Goodwill	8,087	—

Total intangibles and goodwill	$9,256	$612

Amortization of such intangible assets was $73, $150, and $142, for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company impaired favorable lease intangible assets in 2010 of $489 related to closed theatres. The impairment charge is reflected in Impairment of Long-Lived Assets in the consolidated statements of operations.

Amortization expense of intangible assets for fiscal years 2012 through 2016 and thereafter is estimated to be approximately $108, $105, $101, $101, $94 and $660, respectively, with a remaining weighted average useful life of 7 years.

NOTE 6—OTHER ASSETS

At December 31, 2011 and 2010, other assets are as follows:

	December 31,
	2011	2010
Prepaid rent	$3,589	$3,984
Debt issuance costs, net of amortization	4,486	6,664
Deposits and insurance binders	3,640	3,047
Note receivable	—	750
Other	6,155	6,146

	$17,870	$20,591

NOTE 7—DEBT

Debt consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011		2010
Term loan	$198,923	(1)	$235,491
Current maturities	(2,043)		(2,399)

	$196,880		$233,092

(1)	Term loan is reflected net of unamortized discount of $1,306.

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

The debt was issued with a discount of approximately $2,650, which is being amortized to interest expense using the effective interest method over the life of the debt. The proceeds were used to repay the Company’s $170,000 seven year term loan that was due in May 2012 with a then outstanding balance of $139,634 and the $185,000 seven year delayed-draw term loan facility that was due in May 2012 with a then outstanding balance of $111,152. The Company recorded a loss on extinguishment of debt of $2,573 for the year ended December 31, 2010 for the write-off of unamortized debt issuance costs. The Company is currently required to make principal repayments of the senior secured term loan in the amount of $511 on the last day of each calendar quarter, with a balance of $192,567 due at final maturity on January 27, 2016. During the year ended December 31, 2011, the Company voluntarily repaid $35,000 of principal on its senior secured term loan. At December 31, 2011 and 2010, the average interest rate on the Company’s debt was 5.50%.

In January 2010, the Company also entered into a new $30,000 revolving credit facility with an initial interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 4.0%, or base rate (subject to a 3.0% floor) plus a margin 3.0%, as the Company might elect. The applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the new revolving credit facility. The commitment fee rate was initially 0.75% per annum, and is also subject to adjustment based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. The final maturity date of the revolving credit facility is January 27, 2013. The new $30,000 revolving credit facility replaced the prior $50,000 revolving credit facility that was scheduled to mature in May 2010. There was no outstanding balance on the revolving credit facilities at December 31, 2011 and 2010.

The credit agreement for the term loan and revolving credit facilities requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales or dispositions or issuances of certain debt obligations, (2) 100% of the net cash proceeds from sales-leaseback transactions, and (3) various percentages (ranging from 0% to 75% depending on our consolidated leverage ratio) of excess cash flow as defined in the credit agreement. In addition, the first amendment to the Credit Agreement imposes a prepayment fee of 1% of the amount prepaid in connection with certain refinancings and repricings occurring prior to March 3, 2012. The Company made voluntary debt prepayments during 2011 of $35,000, including $15,000 from after tax Screenvision funds (see Note 11—Screenvision Transaction). As a result, the Company has obtained a consent from its lenders which modifies the excess cash flow payment for the year ended December 31, 2011 to exclude the effect of the $30,000 Screenvision receivable. The Company is therefore not required to make an excess cash flow payment for 2011.

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

Interest Rate Cap Agreement

On April 15, 2010, the Company entered into a three-year interest rate cap agreement. This agreement caps the interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. As of December 31, 2011, the fair value of the interest rate cap was immaterial.

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

As of December 31, 2011, the Company was in compliance with all of the financial covenants in the amended Credit Agreement for the term loan and revolving credit facilities. As of December 31, 2011, the Company’s leverage, interest coverage, and EBITDAR ratios were 3.02, 2.61, and 5.66, respectively.

The Company’s financial results depend to a substantial degree on the availability of suitable motion pictures for screening in its theatres and the appeal of such motion pictures to patrons in its specific theatre markets. Based on the current projections and the Company’s current financial covenant ratios, the Company believes it will remain in compliance with its financial covenants for the foreseeable future. However, it is possible that the Company may not comply with some or all of its financial covenants in the future.

In such events, the Company could seek waivers or additional amendments to the Credit Agreement if a violation did occur. However, the Company can provide no assurance that it will successfully obtain such waivers or amendments from its lenders. If the Company is unable to comply with some or all of the financial or non-financial covenants and if it fails to obtain future waivers or amendments to the Credit Agreement, the lenders may terminate the revolving credit facility with respect to additional advances and may declare all or any portion of the obligations under the revolving credit facility and the term loan facility due and payable.

Debt Maturities

At December 31, 2011 the Company’s future maturities of long-term debt obligations are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
Senior secured term loan	$2,043	$2,043	$2,043	$1,533	$192,567	—	$200,229

The fair value of the senior secured term loan is estimated based on quoted market prices at the date of measurement as follows:

	Year ended December 31,
	2011	2010
Carrying amount, net	$198,923	$235,491
Fair value	$198,247	$239,244

NOTE 8—ACCRUED EXPENSES

At December 31, 2011 and 2010, accrued expenses consisted of the following:

	December 31,
	2011	2010
Deferred revenues—Other	$7,208	$7,212
Deferred revenues—Screenvision	1,153	1,163
Accrued rents	4,244	3,271
Property taxes	6,050	6,193
Accrued interest	62	37
Accrued salaries	4,832	3,066
Sales taxes	2,635	2,700
Income taxes	—	232
Other accruals	4,952	3,557

	$31,136	$27,431

NOTE 9—INCOME TAXES

Income tax expense (benefit) from continuing operations is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$9,399	$(983)	$3,511
State	976	368	739
Deferred:
Federal	—	—	—
State	—	—	—

Total income tax expense (benefit)	$10,375	$(615)	$4,250

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year Ended December 31,
	2011	2010	2009
Pre-tax income (loss) from continuing operations	$1,045	$(14,277)	$(10,969)

Federal tax expense (benefit), at statutory rates	366	(4,997)	(3,839)
State tax expense (benefit), net of federal tax effects	237	(497)	(374)
Permanent non-dedecutible expenses	65	136	—
Increase (reduction) in prior year tax	380	(2,369)	—
Tax effect of uncertain tax position	55	2,471	—
Impact of equity investment income at statutory tax rate	697	455	—
Other	(73)	(52)	45
Reduction in gross deferred tax assets due to IRC Section 382 limitations	—	—	1,693
Increase in valuation allowance	8,648	4,238	6,725

Total tax expense (benefit) from continuing operations	$10,375	$(615)	$4,250

The Company’s effective tax rate was 365.1%, 4.7% and (38.8%) for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s tax rates differ from the statutory tax rate primarily due to the current tax expense associated with the $30,000 cash payment received from Screenvision in January 2011 (see Note 11—Screenvision Transaction) and the Company’s ongoing assessment that the realization of its deferred tax assets is unlikely. The Company’s effective tax rate is generally significantly impacted by the limitations on its net operating losses due to the ownership change and the effect of a full valuation allowance against its deferred tax assets.

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Net operating loss carryforwards	$12,505	$10,727
Alternative minimum tax credit carryforwards	779	779
Tax basis of property, equipment and other assets over book basis	48,907	52,936
Deferred income	10,421	—
Deferred compensation	1,342	1,237
Deferred rent	5,848	5,857
Compensation accruals	2,925	2,137
Basis difference in investee	2,236	2,261

Total deferred tax asset	$84,963	$75,934
Valuation allowance	(84,963)	(75,934)

Net deferred tax asset	$—	$—

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

An ownership change was also deemed to have occurred during the second quarter of 2011. The Company does not believe this change will further limit its ability to utilize its net operating loss carryforwards.

At December 31, 2011, the Company had federal and state net operating loss carryforwards of $33,113, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. The federal and state operating loss carryforwards begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward of approximately $779 has an indefinite carryforward life but is subject to the IRC Section 382 limitation.

The Company generated a net operating loss during 2010 of approximately $4,432. This net operating loss is not subject to the IRC Section 382 limitation related to the 2008 ownership change. The Company has carried this loss back to obtain a refund of taxes paid in prior years and has recorded an income tax receivable of $1,149 million as of December 31, 2011, which is included in prepaid expenses and other assets on the consolidated balance sheets as of December 31, 2011 and 2010. The Company received this refund in January 2012.

Valuation Allowance

At December 31, 2011 and December 31, 2010, the Company’s consolidated net deferred tax assets, net of IRC Section 382 limitations, were $84,963 and $75,934, respectively, before the effects of any valuation allowance. The Company regularly assesses whether it is more likely than not that its deferred tax asset balances will be recovered from future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, IRC limitations and tax planning strategies. When sufficient evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. The valuation allowance increased during 2011 primarily due to the tax effect of temporary differences attributable to the $30,000 cash payment received from Screenvision during 2011, which is being amortized into revenue over the term of the agreement but is included in income in the current period for tax purposes, and an increase in net operating losses in 2011, partially offset by a reduction in the tax basis of property and equipment due to bonus depreciation recognized during 2011. The valuation allowance increased during 2010 primarily due to the tax effect of temporary differences attributable to impairment losses not deductible in the current period for tax purposes, additional deferred tax assets of $5,735 arising from the IRS examination of the 2007 and 2008 tax years that was concluded during the year, and additional deferred tax assets of $2,471 arising from uncertain tax positions taken during the year.

Income Tax Uncertainties

The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.

As of December 31, 2011 and 2010, the amount of unrecognized tax benefits related to continuing operations was $2,526 and $2,471 respectively, all of which would affect the Company’s annual effective tax rate, if recognized. The unrecognized tax benefit is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (See Note 11- Screenvision Transaction). The Company recognizes a tax basis for these units that is lower than the carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

A reconciliation of the beginning and ending uncertain tax positions is as follows:

Gross unrecognized tax benefits at January 1, 2010	$—
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	2,471
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2010	2,471
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	39
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2011	$2,510

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1999.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in interest expense and general and administrative expenses, respectively, in the Company’s consolidated statements of operations. Tax, if any, associated with the December 31, 2010 uncertain tax position liability did not begin to accrue interest until 2011. Amounts accrued for interest and penalties at December 31, 2011 is not significant to the consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2011, there were 1,503,612 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

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

The Company’s total stock-based compensation expense was $2,012, $2,047 and $1,473 in 2011, 2010 and 2009, respectively. Included in stock based compensation expense for 2011, is $222 related to the accelerated vesting of stock-based awards to our former Senior Vice President-General Counsel and Secretary (see Note 20 —Severance Agreement). Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of December 31, 2011, the Company had approximately $2,034 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.6 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. Such stock options vest equally over a three-year period, except for options granted to members of the Board of Directors that vest immediately upon issuance. The stock options expire 10 years after the grant date.

The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during 2011 and 2010:

	2011	2010
Weighted average fair value of options on grant date	$4.87	$6.84
Expected life (years)	6.0	6.0
Risk-free interest rate	2.3%	2.5%
Expected dividend yield	—%	—%
Expected volatility	76.2%	71.1%

The following table sets forth the summary of option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	704,500	$13.77
Granted	172,000	$7.24	9.23	$10
Exercised	—	$—
Forfeited	(80,000)	$15.43

Outstanding at December 31, 2011	796,500	$12.20	6.93	$36

Exercisable on December 31, 2011	422,333	$15.45	5.17	$26

Expected to vest at December 31, 2011	355,459	$8.52	8.41	$10

The intrinsic value of the options exercised during the year ended December 31, 2010 was $2. No options were exercised in 2011 or 2009. The fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $26, $35, and $33, respectively.

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	131,333	$10.58
Granted	165,638	$7.22
Vested	(43,167)	$10.47
Forfeited	(5,000)	$7.34

Nonvested at December 31, 2011	248,804	$8.43

NOTE 11—SCREENVISION TRANSACTION

On October 14, 2010, the Company finalized the modification of its long-term exhibition agreement (the “Modified Exhibition Agreement”) with Screenvision Exhibition, Inc. (“Screenvision”), the Company’s exclusive provider of on-screen advertising services. The Modified Exhibition Agreement extends the Company’s exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”).

In connection with the Modified Exhibition Agreement, Carmike received a cash payment of $30,000 from Screenvision in January 2011. In addition, on October 14, 2010, Carmike received, for no additional consideration, Class C membership units representing, as of that date, approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”). SV Holdco is a holding company that owns and operates the Screenvision business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

In September 2011, Carmike made a voluntary capital contribution of $718 to SV Holdco. The capital contribution was made to maintain Carmike’s relative ownership interest following an acquisition by Screenvision and additional capital contributions by other owners of SV Holdco. Carmike received Class A membership units representing less than 1% of the issued and outstanding membership units of SV Holdco in return for Carmike’s capital contribution.

As of December 31, 2011, Carmike held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2011, the carrying value of Carmike’s ownership interest in Screenvision is $7,514 and is included in Investments in Unconsolidated Affiliates in the consolidated balance sheets and, for book purposes, is accounted for as an equity method investment.

Carmike’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give Carmike an interest in the other members’ initial or subsequent capital contributions. As a profits interest, Carmike’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to Carmike’s Class C membership units has increased to $88,000 as of December 31, 2011.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class

C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in the Company’s consolidated financial statements until such units become non-forfeitable. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. Carmike’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2011.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concession and other revenues in the consolidated statement of operations amounts related to Screenvision of approximately $9,550, $10,227 and 10,697 for 2011, 2010 and 2009, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $1,685 and $369, for the years ended December 31, 2011 and 2010, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,860 and $1,796 at December 31, 2011 and 2010, respectively.

NOTE 12—INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 11—Screenvision Transaction and interests in other immaterial joint ventures.

Combined financial information of the unconsolidated affiliates companies accounted for by the equity method is as follows:

As of December 31,
2011
Assets:
Current assets	$64,535
Noncurrent assets	169,691

Total assets	$234,226

Liabilities:
Current liabilities	$59,916
Noncurrent liabilities	84,202

Total liabilities	$144,118

Year Ended 2011
Results of operations:
Revenue	$168,893
Net loss	$(1,102)

The effects of our investments in unconsolidated affiliated companies were not material to our 2010 and 2009 consolidated financial statements.

NOTE 13—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2011, 2010 and 2009, the Company closed seven, eight and eleven theatres, respectively. Of those closures, in 2011, 2010 and 2009, the Company classified five, two, and three theatres, respectively, as discontinued operations.

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

The following table sets forth the summary of activity for discontinued operations for the years ended December 31, 2011, 2010, and 2009:

	For the year ended December 31,
	2011	2010	2009
Revenue from discontinued operations	$497	$4,530	6,658

Operating loss before income taxes	$(500)	$(407)	$(198)
Income tax benefit for discontinued operations	$171	$157	$76
Gain (loss) on disposal, before taxes	$231	$247	$(117)
Income tax (expense) benefit on disposal	$(79)	$(95)	$45

Loss from discontinued operations	$(177)	$(98)	$(194)

NOTE 14—BENEFIT PLANS

The Company maintains a funded non-qualified deferred compensation program for its senior executives pursuant to which it pays additional compensation equal to 10% of the senior executive’s annual compensation. The Company directs this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. The Company also pays certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that are determined at management’s discretion. Aggregate contributions to all such accounts in cash amounted to $530, $531 and $480 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2011, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2012	$44,590	$5,993	11,409
2013	42,113	6,067	11,741
2014	40,944	5,963	11,553
2015	39,891	6,036	11,781
2016	35,665	5,894	12,132
Thereafter	197,327	25,918	168,118

Total minimum lease payments	$400,530	55,871	226,734

Less amounts representing interest ranging from 3.6% to 19.6%		(27,611)	(138,470)

Present value of future minimum lease payments		28,260	88,264
Less current maturities		(1,613)	(303)

Long-term obligations		$26,647	87,961

Rent expense on operating leases was $46,411, $47,798 and $47,462 for 2011, 2010 and 2009, respectively. Included in such amounts are approximately $1,426, $1,767 and $1,597 in contingent rental expense for 2011, 2010 and 2009, respectively. Interest expense includes $1,205, $1,394 and $1,452 for 2011, 2010 and 2009, respectively, related to contingent rent on capital leases and financing obligations.

Self Insurance–General Liability and Workers Compensation Insurance

The Company maintains a deductible of $150 per claim on its general liability insurance policy and a deductible of $300 per claim on its workers compensation insurance policy. The Company uses historical data and actuarial estimates to estimate the cost of claims incurred that are not covered by the insurance policies as of the balance sheet date. The Company has accrued $1,767 and $1,357 at December 31, 2011 and 2010, respectively, for such claims. These costs are included in other theatre operating costs in the consolidated statements of operations.

NOTE 16—LITIGATION

From time to time, the Company is involved in routine litigation and legal proceedings in the ordinary course of its business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that the Company’s management believes will have a material effect, either individually or in the aggregate, on its business or financial condition.

NOTE 17—NET INCOME (LOSS) PER SHARE

Basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. As a result of the Company’s net losses, for the years ended December 31, 2011, 2010, and 2009, all common stock equivalents aggregating 1,189, 1,048, and 770 shares respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

	Year ended December 31,
	2011	2010	2009
Weighted average shares outstanding	12,956	12,886	12,852
Less: restricted stock issued	(149)	(135)	(174)

Basic divisor	12,807	12,751	12,678
Dilutive Shares:
Stock Options	—	—	—

Diluted divisor	12,807	12,751	12,678

Net loss	$(7,710)	$(12,579)	$(15,413)

Net loss per share:
Basic and Diluted	$(0.60)	$(0.99)	$(1.22)

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2011 and 2010. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly income (loss) per share may not agree to the total for the year.

	1st Quarter (1)	2nd Quarter (1)(2)(3)(4)	3rd Quarter (1)	4th Quarter (1)(2)	Total
Year ended December 31, 2011
Total revenues from continuing operations	$96,061	$132,058	$133,983	$120,107	$482,209
Operating (loss) income from continuing operations	(1,928)	14,958	13,811	8,317	35,158
Net (loss) income	$(18,398)	$5,883	$3,090	$1,715	$(7,710)
Net loss (income) per common share:
Basic	$(1.44)	$0.46	$0.24	$0.14	$(0.60)
Diluted	$(1.44)	$0.46	$0.24	$0.14	$(0.60)

	1st Quarter (1)	2nd Quarter (1)(2)	3rd Quarter (1)	4th Quarter (1)(2)	Total
Year ended December 31, 2010
Total revenues from continuing operations	$123,145	$126,178	$123,451	$115,248	$488,022
Operating income from continuing operations	6,456	5,200	6,628	5,997	24,281
Net (loss) income	$(3,447)	$(6,512)	$529	$(3,149)	$(12,579)
Net loss (income) per common share:
Basic	$(0.27)	$(0.52)	$0.04	$(0.24)	$(0.99)
Diluted	$(0.27)	$(0.52)	$0.04	$(0.24)	$(0.99)

(1)	In connection with reporting for discontinued operations, the Company has reclassified the quarterly results.
(2)

In connection with the asset impairment valuations, the Company recognized additional impairment charges attributable to underperforming assets in the second and fourth quarter of 2011 of $1.2 million and $2.1 million, respectively, and the second and fourth quarter of 2010 of $3.2 million and $4.2 million, respectively.
(3)	In connection with the separation agreement with the former Senior Vice-President-General Counsel, the Company recognized charges in the second quarter of 2011 of $0.8 million.
(4)	In connection with an uncollectible note receivable, the Company wrote off a note receivable in the second quarter of 2011 of $0.8 million.

NOTE 19—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement had an initial term of one year, and may be extended upon the written consent of both parties. Bigfoot paid the Company an initial fee of $25 and is required to pay an amount equal to the greater of $5 per month or 8% of the theatre’s gross revenues, during the initial term. Revenue recognized in 2011 related to this agreement is not significant to the consolidated statement of operations. On October 4, 2011, the Company terminated its management agreement with Bigfoot Theatres.

NOTE 20—SEVERANCE AGREEMENT CHARGES

On July 15, 2011 (the “Retirement Date”), the Company’s Senior Vice President-General Counsel and Secretary, F. Lee Champion, ceased employment with the Company. In June 2011, the Company and Mr. Champion entered into a retirement agreement and general release (the “Retirement Agreement”) setting forth the terms of his departure from the Company. Pursuant to the Retirement Agreement, the Company made a lump sum payment to Mr. Champion of $143 in January 2012 and has begun making monthly payments of $24 for each of the 18 consecutive calendar months beginning in February 2012. All stock options granted by the Company to Mr. Champion became fully vested and exercisable on the Retirement Date and remained exercisable for 90 days, or if less, for the remaining term of each such option. Any restrictions on any outstanding shares of restricted stock held by Mr. Champion expired on the Retirement Date and Mr. Champion’s right to such stock became nonforfeitable. Any performance shares awarded to Mr. Champion as part of the Company’s 2011 long-term incentive program did not vest and were forfeited on the Retirement Date. The consideration payable to Mr. Champion under the Retirement Agreement was based on the terms of his existing employment agreement. The Company recorded a charge of $845 during 2011 for the estimated future costs associated with the Retirement Agreement.

NOTE 21—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective in 2010. The registration statement registers certain securities, including debt securities which may be issued and guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of December 31, 2011 and December 31, 2010 and for years ended December 31, 2011, 2010 and 2009 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,623	$9,993	$—	$13,616
Restricted cash	331	—	—	331
Accounts receivable	4,654	331	—	4,985
Inventories	722	2,233	—	2,955
Prepaid expenses and other assets	4,953	4,457	—	9,410

Total current assets	14,283	17,014	—	31,297

Property and equipment:
Land	12,716	41,193	—	53,909
Buildings and building improvements	46,676	229,545	—	276,221
Leasehold improvements	19,307	104,240	—	123,547
Assets under capital leases	8,675	36,295	—	44,970
Equipment	58,128	154,329	—	212,457
Construction in progress	159	2,190	—	2,349

Total property and equipment	145,661	567,792	—	713,453
Accumulated depreciation and amortization	(75,760)	(281,758)	—	(357,518)

Property and equipment, net of accumulated depreciation	69,901	286,034	—	355,935
Intercompany receivables	123,071	—	(123,071)	—
Investment in subsidiaries	82,985	—	(82,985)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,169	—	1,169
Investment in unconsolidated affiliates	8,498	—	—	8,498
Other	10,536	7,334	—	17,870

Total assets	$309,274	$319,638	$(206,056)	$422,856

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$27,598	$1,985	$—	$29,583
Accrued expenses	19,752	11,384	—	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	2,391	1,568	—	3,959

Total current liabilities	49,741	14,937	—	64,678

Long-term liabilities:
Long-term debt, less current maturities	196,880	—	—	196,880
Capital leases and long-term financing obligations, less current maturities	28,223	86,385	—	114,608
Intercompany liabilities	—	123,071	(123,071)	—
Deferred revenue	34,009	—	—	34,009
Other	6,045	12,261	—	18,306

Total long-term liabilities	265,157	221,717	(123,071)	363,803

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,683)	—	—	(11,683)
Paid-in capital	290,997	237,800	(237,800)	290,997
Accumulated deficit	(285,340)	(154,816)	154,816	(285,340)

Total stockholders’ (deficit) equity	(5,625)	82,985	(82,985)	(5,625)

Total liabilities and stockholders’ (deficit) equity	$309,274	$319,638	$(206,056)	$422,856

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,418	$9,648	$—	$13,066
Restricted cash	335	—	—	335
Accounts receivable	4,255	185	—	4,440
Screenvision receivable	30,000	—	—	30,000
Inventories	526	2,215	—	2,741
Prepaid expenses and other assets	2,402	4,294	—	6,696

Total current assets	40,936	16,342	—	57,278

Property and equipment:
Land	13,716	40,887	—	54,603
Buildings and building improvements	48,437	224,519	—	272,956
Leasehold improvements	16,523	103,797	—	120,320
Assets under capital leases	8,675	42,249	—	50,924
Equipment	56,788	153,541	—	210,329
Construction in progress	724	1,700	—	2,424

Total property and equipment	144,863	566,693	—	711,556
Accumulated depreciation and amortization	(72,446)	(270,926)	—	(343,372)

Property and equipment, net of accumulated depreciation	72,417	295,767	—	368,184
Intercompany receivables	133,202	—	(133,202)	—
Investment in subsidiaries	79,444	—	(79,444)	—
Intangible assets, net of accumulated amortization	—	612	—	612
Investments in unconsolidated affiliates	8,093			8,093
Other	12,792	7,799	—	20,591

Total assets	$346,884	$320,520	$(212,646)	$454,758

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,492	$1,168	$—	$21,660
Accrued expenses	21,561	5,870	—	27,431
Current maturities of long-term debt, capital leases and long-term financing obligations	2,652	1,588	—	4,240

Total current liabilities	44,705	8,626	—	53,331

Long-term liabilities:
Long-term debt, less current maturities	233,092	—	—	233,092
Capital leases and long-term financing obligations, less current maturities	28,477	87,559	—	116,036
Intercompany liabilities	—	133,202	(133,202)	—
Deferred revenue	35,150	—	—	35,150
Other	5,361	11,689	—	17,050

Total long-term liabilities	302,080	232,450	(133,202)	401,328

Stockholders’ equity:
Preferred Stock	—	—	—	—
Common Stock	400	1	(1)	400
Treasury stock	(11,657)	—	—	(11,657)
Paid-in capital	288,986	237,800	(237,800)	288,986
Accumulated deficit	(277,630)	(158,357)	158,357	(277,630)

Total stockholders’ equity	99	79,444	(79,444)	99

Total liabilities and stockholders’ equity	$346,884	$320,520	$(212,646)	$454,758

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$54,399	$255,383	$—	$309,782
Concessions and other	54,326	141,452	(23,351)	172,427

Total operating revenues	108,725	396,835	(23,351)	482,209

Operating costs and expenses:
Film exhibition costs	28,845	138,540	—	167,385
Concession costs	3,630	16,265	—	19,895
Other theatre operating costs	41,463	184,900	(23,351)	203,012
General and administrative expenses	16,961	2,123	—	19,084
Severance agreement charges	845	—	—	845
Depreciation and amortization	6,959	25,299	—	32,258
Loss on sale of property and equipment	173	160	—	333
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	937	2,552	—	3,489

Total operating costs and expenses	100,563	369,839	(23,351)	447,051

Operating income	8,162	26,996	—	35,158
Interest expense	10,714	23,399	—	34,113
Equity in earnings of subsidiaries	(3,739)	—	3,739	—

Income before income tax, income from unconsolidated affiliates and discontinued operations	1,187	3,597	(3,739)	1,045
Income tax expense	10,375	—	—	10,375
Income from unconsolidated affiliates	(1,478)	(319)	—	(1,797)

(Loss) income from continuing operations	(7,710)	3,916	(3,739)	(7,533)
Loss from discontinued operations	—	(177)	—	(177)

Net (loss) income	$(7,710)	$3,739	$(3,739)	$(7,710)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$59,373	$265,992	$—	$325,365
Concessions and other	53,491	132,586	(23,420)	162,657

Total operating revenues	112,864	398,578	(23,420)	488,022

Operating costs and expenses:
Film exhibition costs	32,109	147,615	—	179,724
Concession costs	3,346	14,460	—	17,806
Other theatre operating costs	41,738	191,164	(23,420)	209,482
General and administrative expenses	15,134	2,436	—	17,570
Depreciation and amortization	6,584	25,217	—	31,801
(Gain) loss on sale of property and equipment	67	(734)	—	(667)
Impairment of long-lived assets	1,982	6,043	—	8,025

Total operating costs and expenses	100,960	386,201	(23,420)	463,741

Operating income	11,904	12,377	—	24,281
Interest expense	10,501	25,484	—	35,985
Equity in loss of subsidiaries	13,050	—	(13,050)	—
Loss on extinguishment of debt	2,573	—	—	2,573

Loss before income tax, income from unconsolidated affiliates and discontinued operations	(14,220)	(13,107)	13,050	(14,277)
Income tax expense (benefit)	(826)	211	—	(615)
Income from unconsolidated affiliates	(817)	(363)	—	(1,181)

Loss from continuing operations	(12,576)	(12,955)	13,050	(12,481)
Loss from discontinued operations	(3)	(95)	—	(98)

Net loss	$(12,579)	$(13,050)	$13,050	$(12,579)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$60,225	$281,327	$—	$341,552
Concessions and other	54,532	137,070	(24,640)	166,962

Total operating revenues	114,757	418,397	(24,640)	508,514

Operating costs and expenses:
Film exhibition costs	32,839	156,203	—	189,042
Concession costs	3,154	14,033	—	17,187
Other theatre operating costs	41,512	190,735	(24,640)	207,607
General and administrative expenses	13,581	2,558	—	16,139
Separation agreement charges	5,452	10	—	5,462
Depreciation and amortization	6,821	27,046	—	33,867
Gain on sale of property and equipment	(126)	(310)	—	(436)
Impairment of long-lived assets	4,521	13,027	—	17,548

Total operating costs and expenses	107,754	403,302	(24,640)	486,416

Operating income	7,003	15,095	—	22,098
Interest expense	8,666	24,401	—	33,067
Equity in loss of subsidiaries	12,114	—	(12,114)	—

Loss before income tax, income from unconsolidated affiliates and discontinued operations	(13,777)	(9,306)	12,114	(10,969)
Income tax expense	1,632	2,618	—	4,250

Loss from continuing operations	(15,409)	(11,924)	12,114	(15,219)
Loss from discontinued operations	(4)	(190)	—	(194)

Net loss	$(15,413)	$(12,114)	$12,114	$(15,413)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$32,637	$37,250	—	$69,887
Cash flows from investing activities:
Purchases of property and equipment	(5,497)	(13,785)	—	(19,282)
Theatre acquistions	—	(11,800)	—	(11,800)
Investment in unconsolidated affiliates	(718)	—	—	(718)
Proceeds from sale of property and equipment	1,748	438	—	2,186
Release of restricted cash	4	—	—	4

Net cash used in investing activities	(4,463)	(25,147)		(29,610)
Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayment of short-term borrowings	(5,000)	—	—	(5,000)
Repayments of long-term debt	(37,486)	(1,627)	—	(39,113)
Intercompany receivable/payable	10,131	(10,131)	—	—
Other financing activies	(614)	—	—	(614)

Net cash used in financing activities	(27,969)	(11,758)	—	(39,727)

Increase in cash and cash equivalents	205	345		550
Cash and cash equivalents at beginning of year	3,418	9,648		13,066

Cash and cash equivalents at end of year	$3,623	$9,993		$13,616

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13,717	$13,968	$—	$27,685
Cash flows from investing activities:
Purchases of property and equipment	(2,061)	(14,842)	—	(16,903)
Proceeds from sale of property and equipment	4	3,973	—	3,977
Release of restricted cash	68	—	—	68

Net cash used in investing activities	(1,989)	(10,869)		(12,858)
Cash flows from financing activities:
Short-term borrowings	12,500	—	—	12,500
Repayment of short-term borrowings	(12,500)	—	—	(12,500)
Issuance of long-term debt	262,350	—	—	262,350
Repayments of long-term debt	(278,496)	(1,486)	—	(279,982)
Intercompany receivable/payable	1,429	(1,429)	—	—
Other financing activies	(9,825)	—	—	(9,825)

Net cash used in financing activities	(24,542)	(2,915)	—	(27,457)

Increase / (decrease) in cash and cash equivalents	(12,814)	184	—	(12,630)
Cash and cash equivalents at beginning of year	16,232	9,464	—	25,696

Cash and cash equivalents at end of year	$3,418	$9,648	$—	$13,066

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2009
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,770	$25,518	$8,565	$49,853
Cash flows from investing activities:
Purchases of property and equipment	(4,762)	(8,784)	—	(13,546)
Proceeds from sale of property and equipment	360	2,896	—	3,256
Funding of restricted cash	(219)	—	—	(219)

Net cash used in investing activities	(4,621)	(5,888)	—	(10,509)
Cash flows from financing activities:
Short-term borrowings	6,250	—	—	6,250
Repayment of short-term borrowings	(6,250)	—	—	(6,250)
Repayments of long-term debt	(22,731)	(1,459)	—	(24,190)
Change in intercompany receivable/liabilities	28,139	(28,139)	—	—
Other financing activities	(325)	0	—	(325)

Net cash provided by (used in) financing activities	5,083	(29,598)	—	(24,515)

Increase / (decrease) in cash and cash equivalents	16,232	(9,968)	8,565	14,829
Cash and cash equivalents at beginning of year	—	19,432	(8,565)	10,867

Cash and cash equivalents at end of year	$16,232	$9,464	$—	$25,696

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2011 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Atlanta, Georgia

March 9, 2012

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2012 Proxy Statement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors—Audit Committee” in the section entitled “Corporate Governance” in our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Compensation Plans” contained in the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2012 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(2) All financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

(a)(3) Listing of Exhibits

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of April 19, 2005, by and among Carmike and each of Beth Kerasotes (individually and as executor and trustee under the will of George G. Kerasotes) and Marjorie Kerasotes, the shareholders of George G. Kerasotes Corporation, a Delaware corporation (filed as Exhibit 2.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

2.2	Subscription Agreement between Carmike Cinemas, Inc. and SV Holdco, LLC, dated as of September 27, 2010 (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.3	Amended and Restated Liability Company Agreement of SV Holdco, LLC, dated as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.4	Amendment No. 1 to Subscription Agreement, effective as of September 27, 2010, by and between Carmike Cinemas, Inc. and SV Holdco, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.5	Amendment No. 1 to Amended and Restated Liability Company Agreement of SV Holdco, LLC, effective as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc., (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed January 22, 2009 and incorporated herein by reference).

Exhibit
Number	Description

10.1	Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.2	First Amendment, dated as of June 7, 2005, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed June 28, 2005 and incorporated herein by reference).

10.3	Second Amendment, dated as of March 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 5, 2006 and incorporated herein by reference).

10.4	Third Amendment, dated as of May 9, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 15, 2006 and incorporated herein by reference).

10.5	Fourth Amendment, dated as of June 2, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.36 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6	Fifth Amendment, dated as of July 27, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. and First Amendment, dated as of July 27, 2006, to Guarantee and Collateral Agreement, dated as of May 19, 2005, made by Carmike Cinemas, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.37 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7	Sixth Amendment, dated as of September 28, 2006, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., the several banks and other financial institutions parties thereto, Wells Fargo Foothill, Inc. and Bear Stearns Corporate Lending Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference).

10.8	Seventh Amendment, dated as of July 27, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on August 7, 2007 and incorporated herein by reference).

10.9	Eighth Amendment, dated as of October 17, 2007, to the Credit Agreement, dated as of May 19, 2005, by and among Carmike Cinemas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner, Wells Fargo Foothill, Inc., as Documentation Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed October 22, 2007 and incorporated herein by reference).

Exhibit
Number	Description

10.10	Credit Agreement, dated as of January 27, 2010, by and among Carmike Cinemas, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Macquarie Capital (USA) Inc., as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 27, 2010 and incorporated herein by reference).

10.11	Amendment No. 1 to Carmike Cinemas, Inc. Credit Agreement, dated as of January 27, 2010, by and among Carmike Cinemas, Inc., as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, Macquarie Capital (USA) Inc., as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.44 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.12	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.13	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.14*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.15*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.16*	Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement (filed as Exhibit 10.12 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.17*	Employment Agreement, dated as of January 31, 2002, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10 to Carmike’s Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

10.18*	Amendment No. 1 to Employment Agreement, between Carmike Cinemas, Inc. and Michael W. Patrick, dated as of December 31, 2009 (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19*	Separation Agreement and General Release, dated February 12, 2009, by and between Michael W. Patrick and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Form 8-K filed on February 13, 2009 and incorporated herein by reference).

10.20*	Michael W. Patrick Dividend-Related Bonus Agreement, effective as of January 29, 2004, between Carmike Cinemas, Inc. and Michael W. Patrick (filed as Exhibit 10.3 to Carmike’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.21*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.22*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 20, 2011 (filed as Appendix A to Carmike’s proxy statement filed on April 20, 2011, and incorporated herein by reference).

Exhibit
Number	Description

10.23*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.24*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.25*	Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.26*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.27*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.28*	Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.29*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.30*	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference).

10.31*	Restricted Stock Grant Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.32*	Stock Option Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.4 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.33*	Employment Agreement by and between Carmike Cinemas, Inc. and S. David Passman III, dated June 4, 2009 (filed as Exhibit 10.1 to Carmike’s current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference).

10.34*	Amendment Number One to Employment Agreement, dated March 29, 2010 by and between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 5, 2010 and incorporated herein by reference).

10.35*	Form of Performance Based Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).

10.36*	Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred. W. Van Noy (filed as Exhibit 10.29 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.37*	Amendment No. 2 to the Separation Agreement, dated as of March 8, 2011, between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.43 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

Exhibit
Number	Description

10.38*	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.39*	Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.40+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.41	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.42	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.43	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.44*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

10.45*	Amendment No. 1 to Carmike Cinemas, Inc. Annual Executive Bonus Program, effective January 1, 2009 (filed as Exhibit 10.45 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.46*	Retirement Agreement and General Release, dated June 1, 2011, by and between Forrest Lee Champion and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference).

10.47*	Form of Indemnification Agreement and schedule of officers who have entered into such agreement.

10.48*	Separation Agreement, dated as of August 1, 2011, between Carmike Cinemas, Inc. and Daniel E. Ellis.

10.49*	Form of 2004 Incentive Stock Plan Performance Share Certificate.

11	Computation of per share earnings (provided in Note 17 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Net Income (Loss) Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment has been granted for certain portions of this document under Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the SEC.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 12, 2012	By:	/s/ S. DAVID PASSMAN III
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/S/ S. DAVID PASSMAN III S. David Passman III	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ FRED W. VAN NOY Fred W. Van Noy	Senior Vice President, Chief Operating Officer and Director

/S/ RICHARD B. HARE Richard B. Hare	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

/S/ MARK R. BELL Mark R. Bell	Director

/S/ JEFFREY W. BERKMAN Jeffrey W. Berkman	Director

/S/ JAMES A. FLEMING James A. Fleming	Director

/S/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/S/ ROLAND C. SMITH Roland C. Smith	Chairman of the Board of Directors

/S/ PATRICIA A. WILSON Patricia A. Wilson	Director