Form 10-Q
period 2012-03-31
CARMIKE CINEMAS INC
filed 2012-05-07
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 17,711,025 shares outstanding as of April 25, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$16,289	$13,616
Restricted cash	30	331
Accounts receivable	5,335	4,985
Inventories	2,979	2,955
Prepaid expenses and other current assets	10,113	9,410

Total current assets	34,746	31,297

Property and equipment:
Land	53,909	53,909
Buildings and building improvements	273,425	276,221
Leasehold improvements	120,963	123,547
Assets under capital leases	44,970	44,970
Equipment	214,003	212,457
Construction in progress	1,948	2,349

Total property and equipment	709,218	713,453
Accumulated depreciation and amortization	(357,481)	(357,518)

Property and equipment, net of accumulated depreciation	351,737	355,935
Goodwill	8,087	8,087
Intangible assets, net of accumulated amortization	1,142	1,169
Investments in unconsolidated affiliates (Note 10)	7,458	8,498
Other assets	17,586	17,870

Total assets	$420,756	$422,856

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$26,251	$29,583
Accrued expenses	30,578	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	4,062	3,959

Total current liabilities	60,891	64,678

Long-term liabilities:
Long-term debt, less current maturities	196,459	196,880
Capital leases and long-term financing obligations, less current maturities	114,179	114,608
Deferred revenue	33,721	34,009
Other	17,436	18,306

Total long-term liabilities	361,795	363,803

Commitments and contingencies (Note 7)
Stockholders’ (deficit):
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 13,563,955 shares issued and 13,111,025 shares outstanding at March 31, 2012, and 13,419,872 shares issued and 12,966,942 shares outstanding at December 31, 2011	401	401
Treasury stock, 452,930 shares at cost at March 31, 2012 and December 31, 2011	(11,683)	(11,683)
Paid-in capital	291,460	290,997
Accumulated deficit	(282,108)	(285,340)

Total stockholders’ (deficit)	(1,930)	(5,625)

Total liabilities and stockholders’ (deficit) equity	$420,756	$422,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$83,258	$61,080
Concessions and other	47,564	34,704

Total operating revenues	130,822	95,784
Operating costs and expenses:
Film exhibition costs	43,544	32,096
Concession costs	5,597	3,869
Other theatre operating costs	52,621	49,083
General and administrative expenses	5,000	4,734
Depreciation and amortization	7,790	7,793
Loss (gain) on sale of property and equipment	248	(20)
Impairment of long-lived assets	1,486	161

Total operating costs and expenses	116,286	97,716

Operating income (loss)	14,536	(1,932)
Interest expense	8,263	9,153

Income (loss) before income tax and loss from unconsolidated affiliates	6,273	(11,085)
Income tax expense (Note 4)	2,412	6,486
Loss from unconsolidated affiliates (Note 10)	(543)	(801)

Income (loss) from continuing operations	3,318	(18,372)
Loss from discontinued operations (Note 6)	(86)	(26)

Net income (loss)	$3,232	$(18,398)

Weighted average shares outstanding:
Basic	12,824	12,784
Diluted	12,942	12,784

Net income (loss) per common share (Basic and Diluted):
Income (loss) from continuing operations	$0.26	$(1.44)
Loss from discontinued operations, net of tax	(0.01)	—

Net income (loss)	$0.25	$(1.44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,232	$(18,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,803	7,858
Amortization of debt issuance costs	596	1,025
Impairment on long-lived assets	1,486	161
Stock-based compensation	463	463
Loss from unconsolidated affiliates	897	801
Other	107	206
Loss (gain) on sale of property and equipment	290	(243)
Distributions from unconsolidated affiliates	98	—
Changes in operating assets and liabilities:
Accounts receivable and inventories	(764)	1,123
Screenvision receivable	—	30,000
Prepaid expenses and other assets	(523)	(957)
Accounts payable	(2,721)	(3,435)
Accrued expenses and other liabilities	(1,011)	4,946
Distributions from unconsolidated affiliates	98	—

Net cash provided by operating activities	9,953	23,550

Cash flows from investing activities:
Purchases of property and equipment	(5,990)	(3,014)
Release of restricted cash	301	273
Theatre acquisition	(702)	—
Proceeds from sale of property and equipment	58	439

Net cash used in investing activities	(6,333)	(2,302)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	5,000	—
Repayment of short-term borrowings	(5,000)	—
Repayments of long-term debt	(511)	(15,599)
Debt issuance costs	—	(588)
Repayments of capital lease and long-term financing obligations	(436)	(483)

Net cash used in financing activities	(947)	(16,670)

Increase in cash and cash equivalents	2,673	4,578
Cash and cash equivalents at beginning of period	13,616	13,066

Cash and cash equivalents at end of period	$16,289	$17,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,559	$8,166

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$1,078	$256

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of March 31, 2012 and December 31, 2011, and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first three months of 2012.

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

For those assets that are identified as potentially being impaired, if the undiscounted future cash flows from such assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is primarily estimated using the discounted future cash flow of the assets with consideration of other valuation techniques and using assumptions consistent with those used by market participants. Significant judgment is involved in estimating cash flows and fair value; significant assumptions include attendance levels, admissions and concessions pricing, and the weighted-average cost of capital. Management’s estimates are based on historical and projected operating performance.

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

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three months ended March 31, 2012, impairment charges aggregated $1,486. The impairment charges were primarily the result of the Company’s plan to replace an owned theatre prior to the end of its useful life. The Company recorded impairment charges of $161 during the three months ended March 31, 2011 which were primarily the result of continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2012 was approximately $4,807. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows and contracts to sell certain owned properties. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	March 31, 2012		December 31, 2011
Term loan	$198,502	(1)	$198,923	(1)
Current maturities	(2,043)		(2,043)

Total long-term debt	$196,459		$196,880

(1)	Term loan is reflected net of unamortized discount of $1,216 and $1,306 at March 31, 2012 and December 31, 2011, respectively.

On January 27, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, and several banks and other financial institutions or entities from time to time parties to the Credit Agreement, as lenders, consisting of:

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

The debt was issued with a discount of approximately $2,650, which is being amortized to interest expense using the effective interest method over the life of the debt. The Company is currently required to make principal repayments of the senior secured term loan in the amount of $511 on the last day of each calendar quarter, with a balance of $192,567 due at final maturity on January 27, 2016. For the three months ended March 31, 2012 and 2011, the average interest rate on the Company’s debt was 5.50%.

The $30,000 revolving credit facility has an interest rate of LIBOR (subject to a floor of 2.0%) plus a margin of 4.0%, or base rate (subject to a 3.0% floor) plus a margin 3.0%, as the Company may elect. Thereafter, the applicable margins are subject to adjustment based on the Company’s ratio of total debt to EBITDA as reflected in the Company’s quarterly or annual financial statements, with the margins ranging from 3.50% to 4.00% on LIBOR based loans, and from 2.50% to 3.00% on base rate based loans. In addition, the Company is required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate is initially 0.75% per annum, and is also subject to adjustment thereafter based on the Company’s ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%. There was no outstanding balance on the revolving credit facilities at March 31, 2012 or 2011.

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

The fair value of the senior secured term loan is estimated based on quoted market prices as follows:

	As of March 31,	As of December 31,
	2012	2011
Carrying amount, net	$198,502	$198,923
Fair value	$200,218	$198,247

Interest Rate Cap Agreement

The Company is required as part of its senior secured term loan facility to enter into interest rate protection to the extent necessary to provide that at least 50% of the term loan is subject to either a fixed interest rate or interest rate protection for a period of not less than three years. On April 15, 2010, the Company entered into a three-year interest rate cap agreement which was not designated as a hedging instrument. This agreement caps the interest rate on $125,000 of aggregate principal amount of the Company’s outstanding term loan at 9.5%. As of March 31, 2012 and December 31, 2011, the fair value of the interest rate cap was immaterial. The Company terminated its interest rate cap agreement in April 2012 (see Note 12 – Subsequent Events).

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

The Credit Agreement also contains financial covenants that require the Company to maintain a ratio of total debt to adjusted EBITDA (“leverage ratio”) below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) above a specified minimum ratio and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense (“EBITDAR ratio”) below a specified maximum ratio. The financial covenants contain normal and customary periodic changes in the required ratios over the life of the senior secured term loan and revolving credit facilities.

As of March 31, 2012, the Company was in compliance with all of the financial covenants in the amended Credit Agreement for the term loan and revolving credit facilities. As of March 31, 2012, the Company’s leverage, interest coverage, and EBITDAR ratios were 2.44, 3.30, and 4.95, respectively.

Termination of Credit Agreement

On April 27, 2012, the Company terminated the Credit Agreement and issued $210,000 aggregate principal amount of 7.375% Senior Secured Notes. The Company also entered into a $25,000 senior secured revolving credit facility. These transactions are discussed further in Note 12 – Subsequent Events.

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

The effective tax rate from continuing operations for the three months ended March 31, 2012 was 42.1%. The Company’s tax rates differ from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of our assets and liabilities and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

As a result of the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at March 31, 2012 and December 31, 2011.

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

As of March 31, 2012 and December 31, 2011, the amount of unrecognized tax benefits was $2,500, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9 - Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of March 31, 2012, there were 1,336,112 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of March 31, 2012, the Company also had 180,083 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of March 31, 2012, 93,583 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $463 for the three months ended March 31, 2012 and 2011. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of March 31, 2012, the Company had approximately $3,398 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.2 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

No options were granted during the first three months of 2012. The following table sets forth information about the weighted-average fair value of options granted and the weighted-average assumptions for such options granted during the first three months of 2011:

2011
Fair value of options on grant date	$4.87
Expected life (years)	6.0
Risk-free interest rate	2.3%
Expected dividend yield	—%
Expected volatility	76.2%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	796,500	$12.20	6.93
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2012	796,500	$12.20	6.68	$3,522

Exercisable on March 31, 2012	522,828	$14.22	5.94	$1,984

Expected to vest March 31, 2012	259,988	$8.33	8.07	$1,538

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	248,804		$8.43
Granted	167,500		$10.91
Vested	—	$
Forfeited	—	$

Nonvested at March 31, 2012	416,304		$9.43

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2012 and 2011, the Company closed four and three theatres, respectively. With respect to the closures during the three months ended March 31, 2012 and 2011, the Company classified three theatres in each period as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

All activity during the three months ended March 31, 2011 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2012 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenue from discontinued operations	$85	$550

Operating loss before income taxes	$(97)	$(265)
Income tax benefit from discontinued operations	36	97
(Loss) income on disposal, before income taxes	(42)	224
Income tax benefit (expense) on disposal	17	(82)

Loss from discontinued operations	$(86)	$(26)

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

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. For the three months ended March 31, 2012, common stock equivalents totaling 270,000 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock below the exercise price. As a result of the Company’s net losses, all common stock equivalents aggregating 1,142,333 for the three months ended March 31, 2011 were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

NOTE 9—SCREENVISION EXHIBITION, INC.

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

In connection with the Modified Exhibition Agreement, the Company received a cash payment of $30,000 from Screenvision in January 2011. In addition, on October 14, 2010, the Company received, for no additional consideration, Class C membership units representing, as of that date, approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”). SV Holdco is a holding company that owns and operates the Screenvision business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

In September 2011, the Company made a voluntary capital contribution of $718 to SV Holdco. The capital contribution was made to maintain the Company’s relative ownership interest following an acquisition by Screenvision and additional capital contributions by other owners of SV Holdco. The Company received Class A membership units representing less than 1% of the issued and outstanding membership units of SV Holdco in return for the Company’s capital contribution.

As of March 31, 2012, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of March 31, 2012, the carrying value of the Company’s ownership interest in SV Holdco is $6,463 and is included in investments in unconsolidated affiliates in the consolidated balance sheets and, for book purposes, is accounted for as an equity method investment.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units has increased to $88,000 as of March 31, 2012.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in the Company’s consolidated financial statements until such units become non-forfeitable. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of March 31, 2012.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concession and other revenues in the consolidated statement of operations amounts related to Screenvision of approximately $2,253 and $1,871 for the three months ended March 31, 2012 and 2011, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the

Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $397 and $330, for the three months ended March 31, 2012 and 2011, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $900 and $309 at March 31, 2012 and 2011, respectively.

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 9 – Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of March 31,
2012
Assets:
Current assets	$43,947
Noncurrent assets	167,361

Total assets	$211,308

Liabilties:
Current liabilities	$38,664
Noncurrent liabilities	90,414

Total liabilities	$129,078

Three Months Ended March 31, 2012
Results of operations:
Revenue	$23,245
Net loss	$(8,299)

NOTE 11—THEATRE ACQUISITION

On March 30, 2012, the Company completed its purchase of certain assets from Destinta Theatres for approximately $700. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania. The Company has accounted for this transaction as an asset acquisition. The purchase price was allocated to the assets acquired, primarily leasehold improvements, based on their respective fair values.

NOTE 12—SUBSEQUENT EVENTS

Common Stock Offering

On April 11, 2012, the Company issued 4.0 million shares of its common stock, at a price to the public of $13.00 per share through a registered public offering. The Company granted the underwriters an option to purchase up to an additional 600 shares of the Company’s common stock to cover over-allotments, if any, which the underwriters could exercise within 30 days of the date of the final prospectus. The underwriters purchased the additional 600 thousand shares of common stock on April 11, 2012. The offering was made pursuant to the Company’s effective shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”). The net proceeds from the transaction were approximately $56,500. The funds received from the issuance of the shares will be used for general corporate purposes, including working capital, repayment of debt, possible acquisitions and other capital expenditures.

Issuance of 7.375% Senior Secured Notes Due 2019

On April 27, 2012, the Company issued $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019 (the “Senior Secured Notes”). Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year, beginning on November 15, 2012. The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of $7,200 will be included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.

At any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 107.375% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest to, but excluding the redemption date; provided, however, that at least 65% of the aggregate principal amount of the Senior Secured Notes are outstanding immediately following the redemption. In addition, at any time prior to May 15, 2015, the Company may redeem all or a portion of the Senior Secured Notes by paying a “make-whole” premium calculated as described in the indenture governing the Senior Secured Notes (the “Indenture”).

At any time on or after May 15, 2015, the Company may redeem all or a portion of the Senior Secured Notes at redemption prices calculated based on a percentage of the principal amount of the Senior Secured Notes being redeemed, plus accrued and unpaid interest, if any, to the redemption date, depending on the date on which the Senior Secured Notes are redeemed. These percentages range from between 100.00% and 105.53%.

Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the Senior Secured Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The Indenture includes covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness or guarantee obligations; issue certain preferred stock or redeemable stock; subject to certain exceptions, pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments; make certain investments ; sell, transfer or otherwise convey certain assets; create or incur liens or other encumbrances; prepay, redeem or repurchase subordinated debt prior to stated maturities; designate the Company’s subsidiaries as unrestricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; enter into a new or different line of business; and enter into certain transactions with the Company’s affiliates. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

The Indenture provides for customary events of default. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Secured Notes may declare all the Senior Secured Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the Senior Secured Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the Senior Secured Notes.

New Revolving Credit Facility

On April 27, 2012, the Company entered into a revolving credit facility (the “New Revolving Credit Facility”) by and among the Company, as borrower, the banks and other financial institutions or entities from time to time parties to the credit agreement governing the New Revolving Credit Facility (the “Credit Facility”), as lenders, and Macquarie US Trading LLC as administrative agent. Macquarie US Trading LLC and Raymond James Bank, N.A. are the lenders under the Credit Facility as initially in effect.

The Credit Facility provides to the Company a $25,000 senior secured revolving credit facility having a four year term, and includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the New Revolving Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the New Revolving Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred.

The interest rate for borrowings under the New Revolving Credit Facility is LIBOR (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (as defined in the Credit Facility) (subject to a 2.00% floor) plus a margin of 3.50%, as the Company may elect. In addition, the Company will be required to pay commitment fees on the unused portion of the New Revolving Credit Facility at the rate of 0.50% per annum. The termination date of the New Revolving Credit facility is April 27, 2016.

The New Revolving Credit Facility contains covenants which, among other things, limit the Company’s ability, and that of its subsidiaries, to:

•	pay dividends or make any other restricted payments to parties other than to the Company;

•	incur additional indebtedness and financing obligations;

•	create liens on its assets;

•	make certain investments;

•	sell or otherwise dispose of its assets other than in the ordinary course of business;

•	consolidate, merge or otherwise transfer all or any substantial part of its assets;

•	enter into transactions with its affiliates; and

•	engage in businesses other than those in which it is currently engaged or those reasonably related thereto.

These limitations are similar to the corresponding limitations applicable under the terms of the Indenture, except that the New Revolving Credit Facility contains further limitations on the Company’s ability to incur additional indebtedness and liens. In addition, to the extent the Company incurs certain specified levels of additional indebtedness, further limitations under the New Revolving Credit Facility will become applicable under covenants related to sales of assets, sale-leaseback transactions, investment transactions, and the payment of dividends and other restricted payments. In addition, if the Company draws on the New Revolving Credit Facility, the Company will be required to maintain a first lien leverage ratio as defined (the “Leverage Ratio”) not more than 2.75 to 1.00. The Credit Facility also contains certain representations and warranties, other affirmative and negative covenants, and events of default customary for secured revolving credit facilities of this type.

The Company’s failure to comply with any of these covenants, including compliance with the Leverage Ratio, will be an event of default under the New Revolving Credit Facility, in which case the administrative agent may, with the consent or at the request of lenders holding a majority of the commitments and outstanding loans, terminate the New Revolving Credit Facility and declare all or any portion of the obligations under the New Revolving Credit Facility due and payable. Other events of default under the New Revolving Credit Facility include:

•	the Company’s failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the Credit Facility);

•	a breach or default by the Company or its subsidiaries on the payment of principal of any other indebtedness in an aggregate amount greater than $10,000;

•	breach of representations or warranties in any material respect;

•	failure to perform other obligations under the Credit Facility and the security documents for the New Revolving Credit Facility (subject to applicable cure periods); or

•	certain bankruptcy or insolvency events.

In the event of a bankruptcy or insolvency event of default, the New Revolving Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable.

Termination of Senior Secured Credit Facility

In connection with the issuance of the Senior Secured Notes and the entry into the New Revolving Credit Facility, the Company terminated its existing senior secured credit facility, including the retirement of its existing term loan and the termination of its $30,000 revolving credit facility. The Company also terminated its three year interest rate cap agreement.

NOTE 13—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective in 2010. The registration statement registers certain securities, including debt securities which may be guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell registered debt securities and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2012
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,972	$12,317	$—	$16,289
Restricted cash	30	—	—	30
Accounts receivable	5,104	231	—	5,335
Inventories	753	2,226	—	2,979
Prepaid expenses and other assets	5,452	4,661	—	10,113

Total current assets	15,311	19,435	—	34,746

Property and equipment:
Land	12,716	41,193	—	53,909
Buildings and building improvements	46,761	226,664	—	273,425
Leasehold improvements	19,310	101,653	—	120,963
Assets under capital leases	8,675	36,295	—	44,970
Equipment	58,288	155,715	—	214,003
Construction in progress	1,213	735	—	1,948

Total property and equipment	146,963	562,255	—	709,218
Accumulated depreciation and amortization	(77,334)	(280,147)	—	(357,481)

Property and equipment, net of accumulated depreciation	69,629	282,108	—	351,737

Intercompany receivables	115,326	—	(115,326)	—
Investment in unconsolidated affiliates	86,356	—	(86,356)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,142	—	1,142
Investment in unconsolidated affiliates	6,463	995	—	7,458
Other assets	11,299	6,287	—	17,586

Total assets	$304,384	$318,054	$(201,682)	$420,756

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,298	$1,953	$—	$26,251
Accrued expenses	15,960	14,618	—	30,578
Current maturities of long-term debt, capital leases and long-term financing obligations	2,416	1,646	—	4,062

Total current liabilities	42,674	18,217	—	60,891

Long-term liabilities:
Long-term debt, less current maturities	196,459	—	—	196,459
Capital leases and long-term financing obligations, less current maturities	28,142	86,037	—	114,179
Intercompany liabilities	—	115,326	(115,326)	—
Deferred revenue	33,721	—	—	33,721
Other	5,318	12,118	—	17,436

Total long-term liabilities	263,640	213,481	(115,326)	361,795

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,683)	—	—	(11,683)
Paid-in capital	291,460	237,800	(237,800)	291,460
Accumulated deficit	(282,108)	(151,445)	151,445	(282,108)

Total stockholders’ (deficit) equity	(1,930)	86,356	(86,356)	(1,930)

Total liabilities and stockholders’ (deficit) equity	$304,384	$318,054	$(201,682)	$420,756

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,623	$9,993	$—	$13,616
Restricted cash	331	—	—	331
Accounts receivable	4,654	331	—	4,985
Inventories	722	2,233	—	2,955
Prepaid expenses and other assets	4,953	4,457	—	9,410

Total current assets	14,283	17,014	—	31,297

Property and equipment:
Land	12,716	41,193	—	53,909
Buildings and building improvements	46,676	229,545	—	276,221
Leasehold improvements	19,307	104,240	—	123,547
Assets under capital leases	8,675	36,295	—	44,970
Equipment	58,128	154,329	—	212,457
Construction in progress	159	2,190	—	2,349

Total property and equipment	145,661	567,792	—	713,453
Accumulated depreciation and amortization	(75,760)	(281,758)	—	(357,518)

Property and equipment, net of accumulated depreciation	69,901	286,034	—	355,935

Intercompany receivables	123,071	—	(123,071)	—
Investment in subsidiaries	82,985	—	(82,985)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,169	—	1,169
Investment in unconsolidated affiliates	8,498	—	—	8,498
Other	10,536	7,334	—	17,870

Total assets	$309,274	$319,638	$(206,056)	$422,856

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$27,598	$1,985	$—	$29,583
Accrued expenses	19,752	11,384	—	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	2,391	1,568	—	3,959

Total current liabilities	49,741	14,937	—	64,678

Long-term liabilities:
Long-term debt, less current maturities	196,880	—	—	196,880
Capital leases and long-term financing obligations, less current maturities	28,223	86,385	—	114,608
Intercompany liabilities	—	123,071	(123,071)	—
Deferred revenue	34,009	—	—	34,009
Other	6,045	12,261	—	18,306

Total long-term liabilities	265,157	221,717	(123,071)	363,803

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,683)	—	—	(11,683)
Paid-in capital	290,997	237,800	(237,800)	290,997
Accumulated deficit	(285,340)	(154,816)	154,816	(285,340)

Total stockholders’ (deficit) equity	(5,625)	82,985	(82,985)	(5,625)

Total liabilities and stockholders’ (deficit) equity	$309,274	$319,638	$(206,056)	$422,856

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,774	$69,484	$—	$83,258
Concessions and other	14,823	39,054	(6,313)	47,564

Total operating revenues	28,597	108,538	(6,313)	130,822

Operating costs and expenses:
Film exhibition costs	7,233	36,311	—	43,544
Concession costs	1,015	4,582	—	5,597
Other theatre operating costs	11,193	47,741	(6,313)	52,621
General and administrative expenses	4,427	573	—	5,000
Depreciation and amortization	1,709	6,081	—	7,790
Loss on sale of property and equipment	20	228	—	248
Impairment of long-lived assets	9	1,477	—	1,486

Total operating costs and expenses	25,606	96,993	(6,313)	116,286

Operating income	2,991	11,545	—	14,536
Interest expense	2,519	5,744	—	8,263
Equity in earnings of subsidiaries	(3,372)	—	3,372	—

Income before income tax, income from unconsolidated affiliates and discontinued operations	3,844	5,801	(3,372)	6,273
Income tax (benefit) expense	(76)	2,488	—	2,412
(Loss) income from unconsolidated affiliates	(653)	110	—	(543)

Income from continuing operations	3,267	3,423	(3,372)	3,318
Loss from discontinued operations	(35)	(51)	—	(86)

Net income	$3,232	$3,372	$(3,372)	$3,232

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$10,994	$50,086	$—	$61,080
Concessions and other	11,675	27,931	(4,902)	34,704

Total operating revenues	22,669	78,017	(4,902)	95,784

Operating costs and expenses:
Film exhibition costs	5,819	26,277	—	32,096
Concession costs	744	3,125	—	3,869
Other theatre operating costs	10,026	43,959	(4,902)	49,083
General and administrative expenses	4,186	548	—	4,734
Depreciation and amortization	1,602	6,191	—	7,793
Loss on sale of property and equipment	(1)	(19)	—	(20)
Impairment of long-lived assets	122	39	—	161

Total operating costs and expenses	22,498	80,120	(4,902)	97,716

Operating income (loss)	171	(2,103)	—	(1,932)
Interest expense	3,238	5,915	—	9,153
Equity in loss of subsidiaries	8,035	—	(8,035)	—

Loss before income tax, income from unconsolidated affiliates and discontinued operations	(11,102)	(8,018)	8,035	(11,085)
Income tax expense	6,462	24	—	6,486
(Loss) income from unconsolidated affiliates	(849)	48	—	(801)

Loss from continuing operations	(18,413)	(7,994)	8,035	(18,372)
Income (loss) from discontinued operations	15	(41)	—	(26)

Net loss	$(18,398)	$(8,035)	$8,035	$(18,398)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(4,310)	14,263	—	9,953

Cash flows from investing activities:
Purchases of property and equipment	(2,837)	(3,153)	—	(5,990)
Purchase acquisition	—	(702)	—	(702)
Proceeds from sale of property and equipment	40	18	—	58
Other investing activities	301	—	—	301

Net cash used in investing activities	(2,496)	(3,837)		(6,333)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short-term borrowings	(5,000)	—	—	(5,000)
Repayments of long-term debt	(511)	—	—	(511)
Intercompany receivable/payable	7,745	(7,745)	—	—
Repayments of capital lease and long-term financing obligations	(79)	(357)	—	(436)

Net cash provided by (used in) financing activities	7,155	(8,102)	—	(947)

Increase in cash and cash equivalents	349	2,324	—	2,673
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	3,972	12,317	—	16,289

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	22,397	1,153	—	23,550

Cash flows from investing activities:
Purchases of property and equipment	(1,520)	(1,494)	—	(3,014)
Proceeds from sale of property and equipment	1	438	—	439
Other investing activities	273	—	—	273

Net cash used in investing activities	(1,246)	(1,056)		(2,302)

Cash flows from financing activities:
Repayments of long-term debt	(15,599)	—	—	(15,599)
Intercompany receivable/payable	3,858	(3,858)	—	—
Debt issuance costs	(588)	—	—	(588)
Repayments of capital lease and long-term financing obligations	(58)	(425)	—	(483)

Net cash used in financing activities	(12,387)	(4,283)	—	(16,670)

Increase / (decrease) in cash and cash equivalents	8,764	(4,186)	—	4,578
Cash and cash equivalents at beginning of period	3,418	9,648	—	13,066

Cash and cash equivalents at end of period	12,182	5,462	—	17,644

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2012 we owned, operated or had an interest in 236 theatres with 2,264 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2012, we had 220 theatres with 2,135 screens on a digital-based platform, including 212 theatres with 753 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to developing new build-to-suit theatres, making strategic acquisitions, installing Big D auditoriums and improving the condition of our theatres.

We actively seek ways to grow our circuit through the building of new theatres and acquisitions. On March 30, 2012, we finalized our purchase of certain assets from Destinta Theatres for approximately $0.7 million. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania. In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened two new build-to-suit theatres during the first quarter of 2012 and plan to open additional theatres in 2012.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2012	2011
Average theatres	236	238
Average screens	2,259	2,229
Average attendance per screen (1)	5,394	4,216
Average admission per patron (1)	$6.84	$6.53
Average concessions and other sales per patron (1)	$3.91	$3.72
Total attendance (in thousands) (1)	12,183	9,399
Total operating revenues (in thousands)	$130,822	$95,784

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 36.6% to $130.8 million for the three months ended March 31, 2012 compared to $95.8 million for the three months ended March 31, 2011, due to an increase in total attendance from 9.4 million in the first quarter of 2011 to 12.2 million for the first quarter of 2012, an increase in average admissions per patron from $6.53 in the first quarter of 2011 to $6.84 in the first quarter of 2012 and an increase in average concessions and other sales per patron from $3.72 in the first quarter of 2011 to $3.91 for the first quarter of 2012. Attendance was up period over period due principally to a more favorable movie slate. Average admissions per patron increased primarily due to price increases. Average concessions and other sales per patron increased primarily due to concession promotions and increased prices.

Admissions revenue increased approximately 36.3% to $83.3 million for the three months ended March 31, 2012 from $61.1 million for the same period in 2011, due to an increase in total attendance from 9.4 million in the first quarter of 2011 to 12.2 million for the first quarter of 2012 and an increase in average admissions per patron from $6.53 in the first quarter of 2011 to $6.84 for the first quarter of 2012.

Concessions and other revenue increased approximately 37.1% to $47.6 million for the three months ended March 31, 2012 compared to $34.7 million for the same period in 2011, due to an increase in total attendance from 9.4 million in the first quarter of 2011 to 12.2 million for the first quarter of 2012 and an increase in average concessions and other sales per patron from $3.72 in the first quarter of 2011 to $3.91 for the first quarter of 2012.

We operated 236 theatres with 2,264 screens at March 31, 2012 compared to 236 theatres with 2,223 screens at March 31, 2011.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2012	2011	% Change
Film exhibition costs	$43,544	$32,096	36
Concession costs	$5,597	$3,869	45
Other theatre operating costs	$52,621	$49,083	7
General and administrative expenses	$5,000	$4,734	6
Depreciation and amortization	$7,790	$7,793	—
Loss (gain) on sale of property and equipment	$248	$(20)	n/m
Impairment of long-lived assets	$1,486	$161	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended March 31, 2012 increased to $43.5 million as compared to $32.1 million for the three months ended March 31, 2011 primarily resulting from increased attendance. As a percentage of admissions revenue, film exhibition costs remained consistent for the three months ended March 31, 2012 at 52.3% as compared to 52.5% for the three months ended March 31, 2011.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs increased to approximately $5.6 million for the three months ended March 31, 2012 from $3.9 million for the three months ended March 31, 2011 due primarily to increased attendance and higher average concessions and other revenues per patron. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2012 were 11.8% as compared to 11.1% for the three months ended March 31, 2011. The increase in concession costs as a percentage of concessions and other revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2012 increased to $52.6 million as compared to $49.1 million for the three months ended March 31, 2011. The increase in our other theatre operating costs was primarily the result of increases in salaries and wages expense, theatre occupancy costs and repair and maintenance costs.

General and administrative expenses. General and administrative expenses increased to $5.0 million for the three months ended March 31, 2012 compared to $4.7 million for the three months ended March 31, 2011 due primarily to increases in professional expenses and travel expenses.

Depreciation and amortization. Depreciation and amortization expenses remained consistent for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Depreciation and amortization expenses were $7.8 million for the three months ended March 31, 2012 and 2011.

Net gain(loss) on sales of property and equipment. We recognized a loss of $248,000 on the sale of property and equipment for the three months ended March 31, 2012, as compared to a gain of $20,000 for the three months ended March 31, 2011.

Impairment of long-lived assets. Impairment of long-lived assets for the three months ended March 31, 2012 increased to $1.5 million from $0.2 million for the three months ended March 31, 2011. The impairment charges for the three months ended March 31, 2012 were primarily the result of our decision to replace an existing theatre prior to the end of its useful life. The impairment charges for the three months ended March 31, 2011 were primarily the result of continued deterioration in previously impaired theatres.

Operating income (loss). Operating income for the three months ended March 31, 2012 increased to $14.5 million as compared to an operating loss of $1.9 million for the three months ended March 31, 2011. As a percentage of revenues, operating income for the three months ended March 31, 2012 was 11.1% as compared to (2.0)% for the three months ended March 31, 2011. This fluctuation is primarily a result of an increase in total revenue resulting from increased attendance and the factors described above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2012 decreased 9.7% to $8.3 million from $9.2 million for the three months ended March 31, 2011. The decrease for the three months ended March 31, 2012 was primarily related to a decrease in the average debt outstanding.

Income tax. During the three months ended March 31, 2012 and 2011, we recorded income tax expense of $2.4 million and $6.5 million, respectively. Income tax expense was higher in 2011 primarily due to the current tax expense associated with the $30 million Screenvision payment received in January 2011 (as discussed in Note 9- Screenvision Transaction in the Interim Financial Statements) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely. At March 31, 2012 and December 31, 2011, our consolidated deferred tax assets were $85.0 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods and tax planning strategies. When evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

The effective tax rate from continuing operations for the three months ended March 31, 2012 was 42.1%. The effective tax rate differs from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of our assets and liabilities and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2012 and 2011, we closed four and three theatres, respectively. With respect to the closures during the three months ended March 31, 2012 and 2011, we classified three theatres in each period as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to make discretionary payments on our debt balances. We had a working capital deficit of $25.1 million as of March 31, 2012 compared to $33.4 million at December 31, 2011.

At March 31, 2012, we had available borrowing capacity of $30 million under our revolving credit facility and approximately $16.3 million in cash and cash equivalents on hand as compared to $13.6 million in cash and cash equivalents at December 31, 2011. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

On April 11, 2012, we issued 4.6 million shares of our common stock at a price to the public of $13.00 per share through a registered public offering, including 0.6 million shares upon the underwriters option to fully exercise the overallotment. The net proceeds from the transaction were approximately $56.5 million. The funds received from the issuance of the shares will be used for general corporate purposes, including working capital, repayment of debt, possible acquisitions and other capital expenditures.

On April 27, 2012, we issued $210.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2019 (the “Senior Secured Notes”). A portion of the proceeds of the Senior Secured Notes were used to repay in full our current senior secured term loan which had an outstanding balance of $199.7 million as of March 31, 2012. Following this repayment, we retained net cash proceeds of $2.6 million from the transaction after the payment of offering and other transaction expenses which we intend to use for general corporate purposes. On April 27, 2012, we also entered into a new $25.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”), which was undrawn at closing, and terminated our existing credit facility. The material terms of the Senior Secured Notes and the New Revolving Credit Facility are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $10.0 million for the three months ended March 31, 2012 compared to net cash provided by operating activities of $23.6 million for the three months ended March 31, 2011. Cash provided by operating activities was higher for the three months ended March 31, 2011 due primarily to the collection of the $30.0 million receivable from Screenvision in January 2011 partially offset by increased box office attendance during the three months ended March 31, 2012. Net cash used in investing activities was $6.3 million for the three months ended March 31, 2012 compared to $2.3 million for the three months ended March 31, 2011. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment and the acquisition of one theatre in March 2012 partially offset by a decrease in proceeds from sales of property and equipment. Capital expenditures were $6.0 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures for the 2012 period were primarily due to the construction of two new build-to-suit theatres opened during the first quarter of 2012 and Big D renovations (as described below). Capital expenditures for the 2011 period related primarily to additional 3-D rollouts, Big D renovations and theatre renovations. Net cash used in financing activities was $0.9 million for the three months ended March 31, 2012 compared to $16.7 million for the three months ended March 31, 2011. The decrease in our net cash used in financing activities is primarily due to the repayment of $15.0 million on our term loan during the three months ended March 31, 2011.

Our liquidity needs are funded by operating cash flow and availability under our New Revolving Credit Facility. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash flow.

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first three months of 2012, we closed four of our underperforming theatres and estimate closing up to a total of ten theatres for the full year 2012.

We plan to make between $35 and $40 million in capital expenditures for calendar year 2012. We opened two new build-to-suit theatres during the first quarter of 2012 and plan to open additional theatres in 2012. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience (“Big D”) includes a larger screen, enhanced sound and premium seating accommodations. As of March 31, 2012, we have 12 Big D auditoriums, including one auditorium in each of our new build-to-suit theatres opened during the first quarter of 2012. We intend to roll out additional Big D auditoriums during the remainder of 2012, including one Big D auditorium in each new build-to-suit theatre.

We actively seek ways to grow our circuit through acquisitions. On March 30, 2012, we completed our purchase of certain assets from Destinta Theatres for approximately $0.7 million.

Old Credit Agreement

On January 27, 2010, we entered into a Credit Agreement (the “Old Credit Agreement”), by and among us, as borrower, and several banks and other financial institutions or entities from time to time parties to the Old Credit Agreement, as lenders. Under the Old Credit Agreement, our long-term debt obligations consisted of the following:

•	a $265.0 million six year term loan facility (issued at a $2.6 million discount) that matures on January 27, 2016 and

•	a $30.0 million three year revolving credit facility that matures on January 27, 2013.

The interest rate for borrowings under the term loan facility was LIBOR (subject to a 2.00% floor) plus a margin of 3.50%, or the Base Rate (as defined in the Old Credit Agreement) (subject to a 3.00% floor) plus a margin of 2.50%, at our option. The interest rate for borrowings under the revolving credit facility was initially LIBOR (subject to a 2.00% floor) plus an initial margin of 4.00%, or Base Rate (subject to a 3.00% floor) plus a margin of 3.00%, as we might elect. In addition, we were required to pay commitment fees on the unused portion of the revolving credit facility. The commitment fee rate was initially 0.75% per annum, and was also subject to adjustment based on our ratio of total debt to EBITDA, with the rates ranging from 0.50% to 0.75%.

We were required to make principal repayments of our term loan borrowings in consecutive quarterly installments, each in the amount of $0.5 million, with the balance of $192.6 million due at final maturity on January 27, 2016. Any amounts outstanding under our revolving credit facility would have been due and payable on January 27, 2013.

Debt Covenant Compliance

The Old Credit Agreement contained financial covenants that required us to maintain a ratio of funded debt to adjusted EBITDA (“leverage ratio”) below a specified maximum ratio, a ratio of adjusted EBITDA to interest expense (“interest coverage ratio”) above a specified minimum ratio and a ratio of total adjusted debt (adjusted for certain leases and financing obligations) to adjusted EBITDA plus rental expense (“EBITDAR ratio”) below a specified maximum ratio.

As of March 31, 2012, we were in compliance with all of the financial covenants in the amended Old Credit Agreement. As of March 31, 2012, our leverage, interest coverage, and EBITDAR ratios were 2.44, 3.30, and 4.95, respectively.

7.375% Senior Secured Notes

On April 27, 2012, we issued $210.0 million aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019 (the “Senior Secured Notes”). Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year, beginning on November 15, 2012. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of $7.2 million will be included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.

At any time prior to May 15, 2015, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 107.375% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest to, but excluding the redemption date; provided, however, that at least 65% of the aggregate principal amount of the Senior Secured Notes are outstanding immediately following the redemption. In addition, at any time prior to May 15, 2015, we may redeem all or a portion of the Senior Secured Notes by paying a “make-whole” premium calculated as described in the indenture governing the Senior Secured Notes (the “Indenture”).

At any time on or after May 15, 2015, we may redeem all or a portion of the Senior Secured Notes at redemption prices calculated based on a percentage of the principal amount of the Senior Secured Notes being redeemed, plus accrued and unpaid interest, if any, to the redemption date, depending on the date on which the Senior Secured Notes are redeemed. These percentages range from between 100.00% and 105.53%.

Following a change of control, as defined in the Indenture, we will be required to make an offer to repurchase all or any portion of the Senior Secured Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The Indenture includes covenants that limit the ability of us and our restricted subsidiaries to, among other things: incur additional indebtedness or guarantee obligations; issue certain preferred stock or redeemable stock; subject to certain exceptions, pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell, transfer or otherwise convey certain assets; create or incur liens or other encumbrances; prepay, redeem or repurchase subordinated debt prior to stated maturities; designate our subsidiaries as unrestricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into a new or different line of business; and enter into certain transactions with our affiliates. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

The Indenture provides for customary events of default. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Secured Notes may declare all the Senior Secured Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization, such amounts with respect to the Senior Secured Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the Senior Secured Notes.

New Revolving Credit Facility

On April 27, 2012, we entered into a revolving credit facility (the “New Revolving Credit Facility”) by and among us, as borrower, the banks and other financial institutions or entities from time to time parties to the credit agreement governing the New Revolving Credit Facility (the “Credit Facility”), as lenders, and Macquarie US Trading LLC as administrative agent. Macquarie US Trading, LLC and Raymond James Bank, N.A. as lenders under the Credit Facility as initially in effect.

The Credit Facility provides a $25.0 million senior secured revolving credit facility having a four year term, and includes a sub-facility for the issuance of letters of credit totaling up to $10.0 million. Our obligations under the New Revolving Credit Facility are guaranteed by each of our existing and future direct and indirect wholly owned domestic subsidiaries, and the obligations of us and our guarantors in respect of the New Revolving Credit Facility are secured by first priority liens on substantially all of our and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among us, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150.0 million in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by our existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred.

The interest rate for borrowings under the New Revolving Credit Facility is LIBOR (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (as defined in the Credit Facility) (subject to a 2.00% floor) plus a margin of 3.50%, as we may elect. In addition, we will be required to pay commitment fees on the unused portion of the New Revolving Credit Facility at the rate of 0.50% per annum. The termination date of the New Revolving Credit facility is April 27, 2016.

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

These limitations are similar to the corresponding limitations applicable under the terms of the Indenture, except that the New Revolving Credit Facility contains further limitations on our ability to incur additional indebtedness and liens. In addition, to the extent we incur certain specified levels of additional indebtedness, further limitations under the New Revolving Credit Facility will become applicable under covenants related to sales of assets, sale-leaseback transactions, investment transactions, and the payment of dividends and other restricted payments. In addition, if we draw on the New Revolving Credit Facility, we will be required to maintain a first lien leverage ratio as defined (the “Leverage Ratio”) not more than 2.75 to 1.00. The Credit Facility also contains certain representations and warranties, other affirmative and negative covenants, and events of default customary for secured revolving credit facilities of this type.

Our failure to comply with any of these covenants, including compliance with the Leverage Ratio, will be an event of default under the New Revolving Credit Facility, in which case the administrative agent may, with the consent or at the request of lenders holding a majority of the commitments and outstanding loans, terminate the New Revolving Credit Facility and declare all or any portion of the obligations under the New Revolving Credit Facility due and payable. Other events of default under the New Revolving Credit Facility include:

•	our failure to pay principal on the loans when due and payable, or our failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the Credit Facility);

•	a breach or default by us or our subsidiaries on the payment of principal of any other indebtedness in an aggregate amount greater than $10 million;

•	breach of representations or warranties in any material respect;

•	failure to perform other obligations under the Credit Facility and the security documents for the New Revolving Credit Facility (subject to applicable cure periods); or

•	certain bankruptcy or insolvency events.

In the event of a bankruptcy or insolvency event of default, the New Revolving Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable.

Termination of Senior Secured Credit Facility

In connection with the issuance of the Senior Secured Notes and the entry into the New Revolving Credit Facility, we terminated our Old Credit Agreement, including the retirement of our existing term loan and the termination of our $30 million revolving credit facility. We also terminated our three year interest rate cap agreement.

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the issuance of the Senior Secured Notes. The following table reflects our contractual obligations as of March 31, 2012 on a pro forma basis to give effect to the issuance of the Senior Secured Notes as if the issuance had occurred on such date:

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
7.375% Notes[1]	$—	$—	$—	$210.0	$210.0
Interest payments	14.4	31.0	31.0	32.8	109.2
Financing obligations	11.4	23.3	24.1	165.1	223.9
Capital lease obligations	6.0	12.0	11.9	24.5	54.4
Operating leases	45.2	84.4	76.9	201.6	408.1
Christie contract	0.2	0.3	0.3	—	0.8
Employment agreement with Chief Executive Officer	0.6	0.3	—	—	0.9
Debt amendment fee	7.2	—	—	—	7.2
Income taxes	—	—	—	—	—

Total contractual cash obligations	$85.0	$151.3	$144.2	$634.0	$1,014.5

(1)	Includes only principal payments on the Senior Secured Notes.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in our credit facilities;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 other than as described below.

On April 27, 2012, in connection with the issuance of our 7.375% Senior Secured Notes due 2019, we repaid our outstanding term loan. Following this repayment, we do not have any material variable rate indebtedness outstanding.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7-“Commitments and Contingencies,” under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of the following risk factors related to the issuance of the Senior Secured Notes.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

We have a significant amount of indebtedness. As of March 31, 2012, after giving effect to our issuance of the Senior Secured Notes and the repayment of our term loan, we would have had approximately $326.2 million of indebtedness outstanding (which does not reflect amounts that may be borrowed under our New Revolving Credit Facility), all of which would have been secured, and we would have had approximately $25.0 million available for borrowings under the New Revolving Credit Facility, subject to meeting customary borrowing conditions. We also have, and will continue to have, significant lease obligations. As of March 31, 2012, our total operating, capital and financing lease obligations with terms over one year totaled $623.8 million. Our substantial amount of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•

result in an event of default if we fail to satisfy our obligations with respect to the Senior Secured Notes or other debt or fail to comply with the financial and other restrictive covenants contained in the New Revolving Credit Facility and the Indenture governing the Senior Secured Notes or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

•

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to service our indebtedness;

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or general corporate purposes;

•

limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage to less highly leveraged competitors who may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•

prevent us from raising the funds necessary to repurchase all Senior Secured Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the indenture governing the Senior Secured Notes.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations or prospects.

In addition, borrowings under the New Revolving Credit Facility will bear interest at variable rates. If we were to borrow funds under the New Revolving Credit Facility and these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness and to fund our operations will depend on our ability to generate cash in the future. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on the Senior Secured Notes or our other indebtedness.

If our cash flows and capital resources are insufficient to meet our debt service obligations or to fund our other liquidity needs, we may need to refinance all or a portion of our debt before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we would be able to refinance or restructure our indebtedness, obtain equity capital or sell assets or operations on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments, including the Indenture, may limit or prevent us from taking any of these actions. Our inability to take these actions and to generate sufficient cash flow to satisfy our debt service and other obligations could have a material adverse effect on our business, results of operation and financial condition.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing such outstanding indebtedness. If such a default were to occur, the note holders or lenders, as the case may be, under such indebtedness could elect to declare all amounts outstanding under it immediately due and payable, and in the case of the New Revolving Credit Facility, the lenders would not be obligated to continue to advance funds under the New Revolving Credit Facility. If the amounts outstanding under our debt were accelerated, it could cause an event of default under other indebtedness or allow other indebtedness to be accelerated.

The Indenture governing the Senior Secured Notes and the Credit Agreement contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The indenture governing the Senior Secured Notes and the Credit Agreement impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments or acquisitions;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase debt (including the Senior Secured Notes) prior to stated maturities;

•	designate our subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with our affiliates.

In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.

Our ability to comply with these covenants may be affected by events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. A breach of any of the covenants contained in the indenture governing the Senior Secured Notes or in the Credit Agreement, including our inability to comply with any financial covenants, could result in an event of default, which would allow the noteholders or the lenders under the New Revolving Credit Facility, as the case may be, to declare all borrowings outstanding to be due and payable under such indebtedness, which would in turn trigger an event of default under other indebtedness. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of funding, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

4.1	Indenture for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.2	Registration Rights Agreement for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc. and Macquarie Capital (USA) Inc. (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.3	Form of 7.375% Senior Secured Note due 2019 (included in Exhibit 4.1).

10.1	Credit Agreement, dated April 27, 2012, by and among Carmike Cinemas, Inc., as Borrower, the several lenders from time to time parties to the Credit Agreement, Macquarie US Trading LLC, as Administrative Agent and Syndication Agent, and Macquarie Capital USA (Inc.) as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.2	Second lien Guarantee Collateral Agreement, dated April 27, 2012, among Carmike Cinemas, Inc., the other Guarantors party thereto, Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.3	Collateral Trust Agreement, dated April 27, 2012, between Carmike Cinemas, Inc., the Guarantors from time to time party thereto, Macquarie US Trading LLC, as Administrative Agent under the Credit Agreement and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Trustee (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.4	First Lien Guarantee and Collateral Agreement between Carmike Cinemas, Inc. and certain of its Subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: May 7, 2012	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)