Form 10-Q
period 2012-06-30
CARMIKE CINEMAS INC
filed 2012-08-01
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, par value $0.03 per share — 17,776,617 shares outstanding as of July 25, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$85,779	$13,616
Restricted cash	17	331
Accounts receivable	5,659	4,985
Inventories	2,945	2,955
Prepaid expenses and other current assets	8,994	9,410

Total current assets	103,394	31,297

Property and equipment:
Land	53,695	53,909
Buildings and building improvements	273,148	276,221
Leasehold improvements	121,607	123,547
Assets under capital leases	44,970	44,970
Equipment	214,664	212,457
Construction in progress	3,535	2,349

Total property and equipment	711,619	713,453
Accumulated depreciation and amortization	(364,059)	(357,518)

Property and equipment, net of accumulated depreciation	347,560	355,935

Goodwill	8,087	8,087
Intangible assets, net of accumulated amortization	1,115	1,169
Investments in unconsolidated affiliates (Note 10)	6,503	8,498
Other assets	21,824	17,870

Total assets	$488,483	$422,856

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$22,649	$29,583
Accrued expenses	33,181	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	2,122	3,959

Total current liabilities	57,952	64,678

Long-term liabilities:
Long-term debt, less current maturities	209,512	196,880
Capital leases and long-term financing obligations, less current maturities	113,720	114,608
Deferred revenue	33,567	34,009
Other	17,251	18,306

Total long-term liabilities	374,050	363,803

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 18,233,847 shares issued and 17,776,617 shares outstanding at June 30, 2012, and 13,419,872 shares issued and 12,966,942 shares outstanding at December 31, 2011	539	401
Treasury stock, 457,230 and 452,930 shares at cost at June 30, 2012 and December 31, 2011, respectively	(11,740)	(11,683)
Paid-in capital	348,593	290,997
Accumulated deficit	(280,911)	(285,340)

Total stockholders’ equity (deficit)	56,481	(5,625)

Total liabilities and stockholders’ equity (deficit)	$488,483	$422,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$86,936	$84,680	$170,126	$145,720
Concessions and other	49,355	46,794	96,872	81,467

Total operating revenues	136,291	131,474	266,998	227,187

Operating costs and expenses:
Film exhibition costs	48,533	46,623	92,040	78,699
Concession costs	5,510	5,329	11,102	9,195
Other theatre operating costs	52,707	49,448	105,254	98,461
General and administrative expenses	5,174	4,496	10,174	9,229
Severance agreement charges	493	845	493	845
Depreciation and amortization	7,756	7,874	15,542	15,662
Loss on sale of property and equipment	—	80	248	60
Write-off of note receivable	—	750	—	750
Impairment of long-lived assets	50	1,164	1,536	1,325

Total operating costs and expenses	120,223	116,609	236,389	214,226

Operating income	16,068	14,865	30,609	12,961
Interest expense	8,611	8,631	16,874	17,784
Loss on extinguishment of debt	4,961	—	4,961	—

Income (loss) before income tax and (loss) income from unconsolidated affiliates	2,496	6,234	8,774	(4,823)
Income tax expense (Note 4)	918	794	3,332	7,289
(Loss) income from unconsolidated affiliates (Note 10)	(448)	497	(992)	(304)

Income (loss) from continuing operations	1,130	5,937	4,450	(12,416)
Income (loss) from discontinued operations (Note 6)	68	(54)	(21)	(99)

Net income (loss)	$1,198	$5,883	$4,429	$(12,515)

Weighted average shares outstanding:
Basic	16,963	12,796	14,894	12,790
Diluted	17,364	12,827	15,147	12,790

Net income (loss) per common share (Basic):
Income (loss) from continuing operations	$0.07	$0.46	$0.30	$(0.97)
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss)	$0.07	$0.46	$0.30	$(0.98)

Net income (loss) per common share (Diluted):
Income (loss) from continuing operations	$0.07	$0.46	$0.29	$(0.97)
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss)	$0.07	$0.46	$0.29	$(0.98)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,429	$(12,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,571	15,768
Amortization of debt issuance costs	1,035	1,959
Impairment on long-lived assets	1,536	1,325
Loss on extinguishment of debt	4,961	—
Stock-based compensation	1,101	1,188
Loss from unconsolidated affiliates	1,702	304
Other	205	318
Write-off of note receivable	—	750
Loss (gain) on sale of property and equipment	124	(173)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(1,447)	(1,530)
Screenvision receivable	—	30,000
Prepaid expenses and other assets	209	(246)
Accounts payable	(5,761)	759
Accrued expenses and other liabilities	2,258	3,292
Distributions from unconsolidated affiliates	206	205

Net cash provided by operating activities	26,129	41,404

Cash flows from investing activities:
Purchases of property and equipment	(10,626)	(6,248)
Release of restricted cash	314	279
Theatre acquisition	(702)	—
Proceeds from sale of property and equipment	700	444

Net cash used in investing activities	(10,314)	(5,525)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	5,000	—
Repayment of short-term borrowings	(5,000)	—
Issuance of long-term debt	209,500	—
Repayments of long-term debt	(200,229)	(26,161)
Debt issuance costs	(8,599)	(588)
Repayments of capital lease and long-term financing obligations	(900)	(962)
Issuance of common stock	56,633	—
Purchase of treasury stock	(57)	—

Net cash provided by (used in) financing activities	56,348	(27,711)

Increase in cash and cash equivalents	72,163	8,168
Cash and cash equivalents at beginning of period	13,616	13,066

Cash and cash equivalents at end of period	$85,779	$21,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,913	$16,631
Income taxes	$2,789	$6,122

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$516	$2,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2012 and 2011

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of June 30, 2012 and December 31, 2011, the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first six months of 2012.

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

The fair value of the Senior Secured Notes and Credit Facility described in Note 3 – Debt is estimated based on quoted market prices at the date of measurement.

Comprehensive Income

The Company has no other comprehensive income items.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and six months ended June 30, 2012, impairment charges aggregated to $50 and $1,536, respectively. The impairment charges were primarily the result of the Company’s plan to replace an owned theatre prior to the end of its useful life and the continued deterioration of previously impaired theatres. The Company recorded impairment charges of $1,164 and $1,325 during the three and six months ended June 30, 2011 which were primarily the result of continued deterioration of previously impaired theatres and a decline in market value of a previously closed theatre.

The estimated aggregate fair value of the long-lived assets impaired during the three and six months ended June 30, 2012 was approximately $870 and $5,677, respectively. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows and contracts to sell certain owned properties. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

Our debt consisted of the following on the dates indicated:

	June 30, 2012	December 31, 2011
Term loan	$—	$200,229
Senior secured notes	210,000	—
Revolving credit facility	—	—
Original issue discount	(488)	(1,306)

Total debt	209,512	198,923
Current maturities	—	(2,043)

Total long-term debt	$209,512	$196,880

Senior Secured Notes

In April 2012, the Company issued $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $265,000 senior secured term loan that was due in January 2016 with a then outstanding balance of $198,700. The Company recorded a loss on extinguishment of debt of $4,961 during the three and six months ended June 30, 2012, for the write-off of unamortized debt issuance costs. Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year, beginning on November 15, 2012.

The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of $8,600 are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.

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

Revolving Credit Facility

In April 2012, the Company also entered into a new $25,000 revolving credit facility (the “Credit Facility”) with an interest rate of LIBOR (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (subject to a 2.00% floor) plus a margin of 3.50%, as the Company may elect. In addition, the Company is required to pay commitment fees on the unused portion of the Credit Facility at the rate of 0.50% per annum. The termination date of the Credit facility is April 27, 2016. The new $25,000 revolving credit facility replaced the prior $30,000 revolving credit facility that was scheduled to mature in January 2013.

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at June 30, 2012.

The fair value of the Senior Secured Notes at June 30, 2012 and the senior secured term loan at December 31, 2011 is estimated based on quoted market prices as follows:

	As of June 30,	As of December 31,
	2012	2011
Carrying amount, net	$210,000	$198,923	(1)
Fair value	$217,400	$198,247

(1)	Term loan is reflected net of unamortized discount of $1,306 at December 31, 2011.

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s ability, and its subsidiaries, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends up to certain specified limits, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture and the Credit Facility.

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

The Credit Facility contains further limitations on the Company’s ability to incur additional indebtedness and liens. In addition, to the extent the Company incurs certain specified levels of additional indebtedness, further limitations under the Credit Facility will become applicable under covenants related to sales of assets, sale-leaseback transactions, investment transactions, and the payment of dividends and other restricted payments. If the Company draws on the Credit Facility, the Company will be required to maintain a first lien leverage ratio as defined (the “Leverage Ratio”) not more than 2.75 to 1.00. The Credit Facility also contains certain representations and warranties, other affirmative and negative covenants, and events of default customary for secured revolving credit facilities of this type.

The Company’s failure to comply with any of these covenants, including compliance with the Leverage Ratio, will be an event of default under the Credit Facility, in which case the administrative agent may, with the consent or at the request of lenders holding a majority of the commitments and outstanding loans, terminate the Credit Facility and declare all or any portion of the obligations under the Credit Facility due and payable. Other events of default under the Credit Facility include:

•	the Company’s failure to pay principal on the loans when due and payable, or its failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the Credit Facility);

•	a breach or default by the Company or its subsidiaries on the payment of principal of any other indebtedness in an aggregate amount greater than $10,000;

•	breach of representations or warranties in any material respect;

•	failure to perform other obligations under the Credit Facility and the security documents for the Credit Facility (subject to applicable cure periods); or

•	certain bankruptcy or insolvency events.

In the event of a bankruptcy or insolvency event of default, the Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable.

As of June 30, 2012, the Company was in compliance with all of the financial covenants in its Credit Facility.

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

The effective tax rate from continuing operations for the three months ended June 30, 2012 was 44.8%. The effective tax rate from continuing operations for the six months ended June 30, 2012 was 42.8%. The Company’s tax rates for the three and six months ended June 30, 2012 differ from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of our assets and liabilities and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

As a result of the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at June 30, 2012 and December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, the amount of unrecognized tax benefits was $2,500, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9—Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of June 30, 2012, there were 1,309,684 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of June 30, 2012, the Company also had 240,083 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of June 30, 2012, 96,083 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $638 and $724 for the three months ended June 30, 2012 and 2011, respectively, and $1,101 and $1,188 for the six months ended June 30, 2012 and 2011, respectively. Included in stock-based compensation expense for the three and six months ended June 30, 2012, is $115 related to the accelerated vesting of stock-based awards to the Company’s former Vice President-General Manager Theatre Operations. Included in stock-based compensation expense for the three and six months ended June 30, 2011, is $222 related to the accelerated vesting of stock-based awards to the Company’s former Senior Vice President-General Counsel and Secretary. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of June 30, 2012, the Company had approximately $4,070 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.2 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

No options were granted during the first six months of 2012. The following table sets forth information about the weighted-average fair value of options granted and the weighted-average assumptions for such options granted during the first six months of 2011:

2011
Fair value of options on grant date	$4.94
Expected life (years)	6.0
Risk-free interest rate	2.3%
Expected dividend yield	—%
Expected volatility	76.2%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	796,500	$12.20	6.93
Granted	—	$—
Exercised	(34,000)	$8.69		$198
Forfeited	—	$—

Outstanding at June 30, 2012	762,500	$12.35	6.31	$3,522

Exercisable on June 30, 2012	569,161	$13.74	5.69	$2,547

Expected to vest June 30, 2012	183,672	$8.28	8.14	$975

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	248,804	$8.43
Granted	263,928	$12.13
Vested	(65,808)	$7.92
Forfeited	(6,000)	$10.91

Nonvested at June 30, 2012	440,924	$10.69

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2012 and 2011, the Company closed three theatres and one theatre, respectively, and for the six months ended June 30, 2012 and 2011, the Company closed seven and four theatres, respectively. With respect to the closures during the three months ended June 30, 2012 and 2011, the Company classified one theatre in each period as discontinued operations and for the six months ended June 30, 2012 and 2011, the Company classified four theatres in each period as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

All activity during the three and six months ended June 30, 2012 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2012 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Revenue from discontinued operations	$42	$714

Operating loss before income taxes	$(59)	$(91)
Income tax benefit from discontinued operations	22	31
Gain on disposal, before income taxes	167	9
Income tax expense on disposal	(62)	(3)

Income (loss) from discontinued operations	$68	$(54)

	Six Months Ended June 30,
	2012	2011
Revenue from discontinued operations	$242	$1,336

Operating loss before income taxes	$(160)	$(385)
Income tax benefit from discontinued operations	60	131
Gain on disposal, before income taxes	125	235
Income tax expense on disposal	(46)	(80)

Loss from discontinued operations	$(21)	$(99)

NOTE 7—COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2012, the Company had non-cancelable purchase commitments related to capital expenditures totaling $8,100.

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

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 400,337 and 1,004,577, for the three months ended June 30, 2012 and 2011, respectively, and common stock equivalents totaling 253,599 for the six months ended June 30, 2012 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock below the exercise price. As a result of the Company’s net losses, all common stock equivalents aggregating 1,180,908 for the six months ended June 30, 2011 were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

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

As of June 30, 2012, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of June 30, 2012, the carrying value of the Company’s ownership interest in SV Holdco is $5,546 and is included in investments in unconsolidated affiliates in the consolidated balance sheets and, for book purposes, is accounted for as an equity method investment.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units has increased to $88,000 as of June 30, 2012.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. As a result, bonus units and forfeitable units will not be reflected in the Company’s consolidated financial statements until such units become non-forfeitable. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of June 30, 2012.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,100 and $4,400 for the three and six months ended June 30, 2012 and approximately $2,500 and $4,300 for the three and six months ended June 30, 2011, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled approximately $400 for the three months ended June 30, 2012 and 2011 and approximately $800, for the six months ended June 30, 2012 and 2011. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,874 and $1,860 at June 30, 2012 and December 31, 2011, respectively.

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9 – Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of June 30,
2012
Assets:
Current assets	$40,349
Noncurrent assets	163,743

Total assets	$204,092

Liabilties:
Current liabilities	$40,792
Noncurrent liabilities	86,424

Total liabilities	$127,216

	Three Months Ended
	June 30, 2012	June 30, 2011
Results of operations:
Revenue	$31,403	$45,934
Net loss	$(5,328)	$6

	Six Months Ended
	June 30, 2012	June 30, 2011
Results of operations:
Revenue	$54,187	$68,942
Net loss	$(13,697)	$(7,735)

NOTE 11—THEATRE ACQUISITIONS

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

NOTE 12—COMMON STOCK OFFERING

On April 11, 2012, the Company issued 4.0 million shares of its common stock, at a price to the public of $13.00 per share through a registered public offering. The Company granted the underwriters an option to purchase up to an additional 600 thousand shares of the Company’s common stock to cover over-allotments, if any, which the underwriters could exercise within 30 days of the date of the final prospectus. The underwriters purchased the additional 600 thousand shares of common stock on April 11, 2012. The offering was made pursuant to the Company’s effective shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”). The net proceeds from the transaction were approximately $56,300. The funds received from the issuance of the shares will be used for general corporate purposes, including working capital, repayment of debt, possible acquisitions and other capital expenditures.

NOTE 13—GUARANTOR SUBSIDIARIES

The Company’s Senior Secured Notes, the offering of which was registered under the Securities Act of 1933, as amended, are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$72,966	$12,813	$—	$85,779
Restricted cash	17	—	—	17
Accounts receivable	4,855	804	—	5,659
Inventories	719	2,226	—	2,945
Prepaid expenses and other assets	4,375	4,619	—	8,994

Total current assets	82,932	20,462	—	103,394

Property and equipment:
Land	12,716	40,979	—	53,695
Buildings and building improvements	46,923	226,225	—	273,148
Leasehold improvements	19,625	101,982	—	121,607
Assets under capital leases	8,675	36,295	—	44,970
Equipment	58,972	155,692	—	214,664
Construction in progress	1,535	2,000	—	3,535

Total property and equipment	148,446	563,173	—	711,619
Accumulated depreciation and amortization	(79,054)	(285,005)	—	(364,059)

Property and equipment, net of accumulated depreciation	69,392	278,168	—	347,560

Intercompany receivables	104,155	—	(104,155)	—
Investments in subsidiaries	90,268	—	(90,268)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,115	—	1,115
Investments in unconsolidated affiliates	5,546	957	—	6,503
Other assets	15,639	6,185	—	21,824

Total assets	$367,932	$314,974	$(194,423)	$488,483

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$19,784	2,865	—	22,649
Accrued expenses	14,837	18,344	—	33,181
Current maturities of long-term debt, capital leases and long-term financing obligations	398	1,724	—	2,122

Total current liabilities	35,019	22,933	—	57,952

Long-term liabilities:
Long-term debt, less current maturities	209,512	—	—	209,512
Capital leases and long-term financing obligations, less current maturities	28,058	85,662	—	113,720
Intercompany liabilities	—	104,155	(104,155)	—
Deferred revenue	33,567	—	—	33,567
Other	5,295	11,956	—	17,251

Total long-term liabilities	276,432	201,773	(104,155)	374,050

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	539	1	(1)	539
Treasury stock	(11,740)	—	—	(11,740)
Paid-in capital	348,593	237,800	(237,800)	348,593
Accumulated deficit	(280,911)	(147,533)	147,533	(280,911)

Total stockholders’ equity	56,481	90,268	(90,268)	56,481

Total liabilities and stockholders’ equity	$367,932	$314,974	$(194,423)	$488,483

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,623	$9,993	$—	$13,616
Restricted cash	331	—	—	331
Accounts receivable	4,654	331	—	4,985
Inventories	722	2,233	—	2,955
Prepaid expenses and other assets	4,953	4,457	—	9,410

Total current assets	14,283	17,014	—	31,297

Property and equipment:
Land	12,716	41,193	—	53,909
Buildings and building improvements	46,676	229,545	—	276,221
Leasehold improvements	19,307	104,240	—	123,547
Assets under capital leases	8,675	36,295	—	44,970
Equipment	58,128	154,329	—	212,457
Construction in progress	159	2,190	—	2,349

Total property and equipment	145,661	567,792	—	713,453
Accumulated depreciation and amortization	(75,760)	(281,758)	—	(357,518)

Property and equipment, net of accumulated depreciation	69,901	286,034	—	355,935

Intercompany receivables	123,071	—	(123,071)	—
Investment in subsidiaries	82,985	—	(82,985)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,169	—	1,169
Investment in unconsolidated affiliates	8,498	—	—	8,498
Other	10,536	7,334	—	17,870

Total assets	$309,274	$319,638	$(206,056)	$422,856

Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable	$27,598	$1,985	$—	$29,583
Accrued expenses	19,752	11,384	—	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	2,391	1,568	—	3,959

Total current liabilities	49,741	14,937	—	64,678

Long-term liabilities:
Long-term debt, less current maturities	196,880	—	—	196,880
Capital leases and long-term financing obligations, less current maturities	28,223	86,385	—	114,608
Intercompany liabilities	—	123,071	(123,071)	—
Deferred revenue	34,009	—	—	34,009
Other	6,045	12,261	—	18,306

Total long-term liabilities	265,157	221,717	(123,071)	363,803

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,683)	—	—	(11,683)
Paid-in capital	290,997	237,800	(237,800)	290,997
Accumulated deficit	(285,340)	(154,816)	154,816	(285,340)

Total stockholders’ (deficit) equity	(5,625)	82,985	(82,985)	(5,625)

Total liabilities and stockholders’ (deficit) equity	$309,274	$319,638	$(206,056)	$422,856

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,254	$72,682	$—	$86,936
Concessions and other	14,982	40,980	(6,607)	49,355

Total operating revenues	29,236	113,662	(6,607)	136,291

Operating costs and expenses:
Film exhibition costs	8,006	40,527	—	48,533
Concession costs	999	4,511	—	5,510
Other theatre operating costs	10,337	48,977	(6,607)	52,707
General and administrative expenses	4,588	586	—	5,174
Severance agreement charges	493	—	—	493
Depreciation and amortization	1,716	6,040	—	7,756
Impairment of long-lived assets	4	46	—	50

Total operating costs and expenses	26,143	100,687	(6,607)	120,223

Operating income	3,093	12,975	—	16,068
Interest expense	2,363	6,248	—	8,611
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(3,912)	—	3,912	—

(Loss) income before income tax and (loss) income from unconsolidated affiliates	(319)	6,727	(3,912)	2,496
Income tax (benefit) expense	(2,034)	2,952	—	918
(Loss) income from unconsolidated affiliates	(518)	70	—	(448)

Income from continuing operations	1,197	3,845	(3,912)	1,130
Income from discontinued operations	1	67	—	68

Net income	$1,198	$3,912	$(3,912)	$1,198

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,131	$70,549	$—	$84,680
Concessions and other	14,623	38,534	(6,363)	46,794

Total operating revenues	28,754	109,083	(6,363)	131,474

Operating costs and expenses:
Film exhibition costs	7,836	38,787	—	46,623
Concession costs	972	4,357	—	5,329
Other theatre operating costs	10,382	45,429	(6,363)	49,448
General and administrative expenses	3,984	512	—	4,496
Severance agreement charges	845	—	—	845
Depreciation and amortization	1,691	6,183	—	7,874
Loss on sale of property and equipment	67	13	—	80
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	786	378	—	1,164

Total operating costs and expenses	27,313	95,659	(6,363)	116,609

Operating income	1,441	13,424	—	14,865
Interest expense	2,738	5,893	—	8,631
Equity in earnings of subsidiaries	(7,493)	—	7,493	—

Income before income tax and income from unconsolidated affiliates	6,196	7,531	(7,493)	6,234
Income tax expense	794	—	—	794
Income from unconsolidated affiliates	405	92	—	497

Income from continuing operations	5,807	7,623	(7,493)	5,937
Income (loss) from discontinued operations	76	(130)	—	(54)

Net income	$5,883	$7,493	$(7,493)	$5,883

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$28,029	$142,097	$—	$170,126
Concessions and other	29,804	79,988	(12,920)	96,872

Total operating revenues	57,833	222,085	(12,920)	266,998

Operating costs and expenses:
Film exhibition costs	15,238	76,802	—	92,040
Concession costs	2,014	9,088	—	11,102
Other theatre operating costs	21,530	96,644	(12,920)	105,254
General and administrative expenses	9,016	1,158	—	10,174
Severance agreement charges	493	—	—	493
Depreciation and amortization	3,425	12,117	—	15,542
Loss on sale of property and equipment	20	228	—	248
Impairment of long-lived assets	13	1,523	—	1,536

Total operating costs and expenses	51,749	197,560	(12,920)	236,389

Operating income	6,084	24,525	—	30,609
Interest expense	4,882	11,992	—	16,874
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(7,306)	—	7,306	—

Income before income tax and (loss) income from unconsolidated affiliates	3,547	12,533	(7,306)	8,774
Income tax (benefit) expense	(2,109)	5,441	—	3,332
(Loss) income from unconsolidated affiliates	(1,172)	180	—	(992)

Income from continuing operations	4,484	7,272	(7,306)	4,450
(Loss) income from discontinued operations	(55)	34	—	(21)

Net income	$4,429	$7,306	$(7,306)	$4,429

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$25,124	$120,596	$—	$145,720
Concessions and other	26,298	66,434	(11,265)	81,467

Total operating revenues	51,422	187,030	(11,265)	227,187

Operating costs and expenses:
Film exhibition costs	13,656	65,043	—	78,699
Concession costs	1,716	7,479	—	9,195
Other theatre operating costs	20,408	89,318	(11,265)	98,461
General and administrative expenses	8,169	1,060	—	9,229
Severance agreement charges	845	—	—	845
Depreciation and amortization	3,294	12,368	—	15,662
Loss (gain) on sale of property and equipment	67	(7)	—	60
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	908	417	—	1,325

Total operating costs and expenses	49,813	175,678	(11,265)	214,226

Operating income	1,609	11,352	—	12,961
Interest expense	5,976	11,808	—	17,784
Equity in loss of subsidiaries	519	—	(519)	—

Loss before income tax and (loss) income from unconsolidated affiliates	(4,886)	(456)	519	(4,823)
Income tax expense	7,289	—	—	7,289
(Loss) income from unconsolidated affiliates	(445)	141	—	(304)

Loss from continuing operations	(12,620)	(315)	519	(12,416)
Income (loss) from discontinued operations	105	(204)	—	(99)

Net loss	$(12,515)	$(519)	$519	$(12,515)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(2,151)	28,280	—	26,129

Cash flows from investing activities:
Purchases of property and equipment	(4,855)	(5,771)	—	(10,626)
Purchase acquistion	—	(702)	—	(702)
Proceeds from sale of property and equipment	33	667	—	700
Other investing activities	314	—	—	314

Net cash used in investing activities	(4,508)	(5,806)	—	(10,314)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	(200,229)
Debt issuance costs	(8,599)	—	—	(8,599)
Repayments of capital leases and long-term financing obligations	(162)	(738)	—	(900)
Issuance of common stock	56,633	—	—	56,633
Purchase of treasury stock	(57)	—	—	(57)
Intercompany receivable/payable	18,916	(18,916)	—	—

Net cash provided by (used in) financing activities	76,002	(19,654)	—	56,348

Increase in cash and cash equivalents	69,343	2,820	—	72,163
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	72,966	12,813	—	85,779

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,870	$16,534	$—	$41,404

Cash flows from investing activities:
Purchases of property and equipment	(2,293)	(3,955)	—	(6,248)
Proceeds from sale of property and equipment	6	438	—	444
Other investing activities	279	—	—	279

Net cash used in investing activities	(2,008)	(3,517)		(5,525)

Cash flows from financing activities:
Repayments of long-term debt	(26,279)	(844)	—	(27,123)
Intercompany receivable/payable	13,711	(13,711)	—	—
Other financing activities	(588)	—	—	(588)

Net cash used in financing activities	(13,156)	(14,555)	—	(27,711)

Increase / (decrease) in cash and cash equivalents	9,706	(1,538)	—	8,168
Cash and cash equivalents at beginning of period	3,418	9,648	—	13,066

Cash and cash equivalents at end of period	$13,124	$8,110	$—	$21,234

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2012 we owned, operated or had an interest in 233 theatres with 2,245 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2012, we had 217 theatres with 2,122 screens on a digital-based platform, including 209 theatres with 750 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened two new build-to-suit theatres during the first six months of 2012 and plan to open additional theatres in 2012.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and June 30, 2011

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average theatres	234	235	235	236
Average screens	2,253	2,215	2,256	2,223
Average attendance per screen (1)	5,583	5,890	10,975	10,096
Average admission per patron (1)	$6.91	$6.52	$6.88	$6.52
Average concessions and other sales per patron (1)	$3.92	$3.61	$3.92	$3.66
Total attendance (in thousands) (1)	12,580	13,045	24,764	22,444
Total operating revenues (in thousands)	$136,291	$131,474	$266,998	$227,187

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue increased approximately 3.7% to $136.3 million for the three months ended June 30, 2012 compared to $131.5 million for the three months ended June 30, 2011, due to an increase in average admissions per patron from $6.52 in the second quarter of 2011 to $6.91 in the second quarter of 2012 and an increase in average concessions and other sales per patron from $3.61 in the second quarter of 2011 to $3.92 for the second quarter of 2012, partially offset by a decrease in total attendance from 13.0 million in the second quarter of 2011 to 12.6 million for the second quarter of 2012. Attendance was down period over period due principally to a more favorable movie slate in 2011. Average admissions per patron increased primarily due to price increases and greater attendance at premium 3-D shows compared to 2-D shows. Average concessions and other sales per patron increased, primarily due to concession promotions and increased prices.

Total revenue increased approximately 17.5% to $267.0 million for the six months ended June 30, 2012 from $227.2 million for the six months ended June 30, 2011 due to an increase in total attendance from 22.4 million for the 2011 period to 24.8 million for the 2012 period, an increase in average admissions per patron from $6.52 for the 2011 period to $6.88 in the 2012 period and an increase in average concessions and other sales per patron from $3.66 in the 2011 period to $3.92 in the 2012 period.

Admissions revenue increased approximately 2.7% to $86.9 million for the three months ended June 30, 2012 from $84.7 million for the same period in 2011, due to an increase in average admissions per patron from $6.52 in the second quarter of 2011 to $6.91 for the second quarter of 2012, partially offset by a decrease in total attendance from 13.0 million in the second quarter of 2011 to 12.6 million for the second quarter of 2012.

Admissions revenue increased approximately 16.7% to $170.1 million for the six months ended June 30, 2012 from $145.7 million for the same period in 2011, due to an increase in total attendance from 22.4 million for the six months ended June 30, 2011 to 24.8 million for the six months ended June 30, 2012 and an increase in average admissions per patron from $6.52 for the 2011 period to $6.88 for the 2012 period.

Concessions and other revenue increased approximately 5.5% to $49.4 million for the three months ended June 30, 2012 compared to $46.8 million for the same period in 2011, due to an increase average concessions and other sales per patron from $3.61 in the second quarter of 2011 to $3.92 for the second quarter of 2012, partially offset by a decrease in total attendance from 13.0 million for the three months ended June 30, 2011 to 12.6 million for the six months ended June 30, 2012.

Concessions and other revenue increased approximately 18.9% to $96.9 million for the six months ended June 30, 2012 compared to $81.5 million for the six months ended June 30, 2011 due to an increase in total attendance from 22.4 million for the six months ended June 30, 2011 to 24.8 million for the six months ended June 30, 2012 and an increase in average concession and other sales per patron from $3.66 in the 2011 period to $3.92 for the 2012 period.

We operated 233 theatres with 2,245 screens at June 30, 2012 compared to 235 theatres with 2,215 screens at June 30, 2011.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
($’s in thousands)	2012	2011	% Change	2012	2011	% Change
Film exhibition costs	$48,533	$46,623	4	$92,040	$78,699	17
Concession costs	$5,510	$5,329	3	$11,102	$9,195	21
Other theatre operating costs	$52,707	$49,448	7	$105,254	$98,461	7
General and administrative expenses	$5,174	$4,496	15	$10,174	$9,229	10
Severance agreement charges	$493	$845	(42)	$493	$845	(42)
Depreciation and amortization	$7,756	$7,874	—	$15,542	$15,662	—
Loss on sale of property and equipment	$—	$80	n/m	$248	$60	n/m
Write-off of note receivable	$—	$750	n/m	$—	$750	n/m
Impairment of long-lived assets	$50	$1,164	n/m	$1,536	$1,325	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2012 increased to $48.5 million as compared to $46.6 million for the three months ended June 30, 2011 primarily resulting from increased average admissions per patron. As a percentage of admissions revenue, film exhibition costs increased to 55.8% for the three months ended June 30, 2012 as compared to 55.1% for the three months ended June 30, 2011. Film exhibition costs for the six months ended June 30, 2012 increased to $92.0 million as compared to $78.7 million for the six months ended June 30, 2011. As a percentage of admissions revenue, film exhibition costs for the six months ended June 30, 2012 were 54.1% as compared to 54.0% for the six months ended June 30, 2011.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended June 30, 2012 remained consistent with the three months ended June 30, 2011. Concession costs were $5.5 million and $5.3 million for the three months ended June 30, 2012 and 2011, respectively. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2012 were 11.2% as compared to 11.4% for the three months ended June 30, 2011. Concession costs increased to approximately $11.1 million for the six months ended June 30, 2012, compared to $9.2 million for the six months ended June 30, 2011 due to increased concessions sales resulting from increased attendance during the six months ended June 30, 2012. As a percentage of concessions and other revenues, concession costs were 11.5% and 11.3% for the six months ended June 30, 2012 and 2011, respectively.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2012 increased to $52.7 million as compared to $49.4 million for the three months ended June 30, 2011. The increase in our other theatre operating costs was primarily the result of increases in salaries and wages expense, theatre occupancy costs and repair and maintenance costs. Other theatre operating costs for the six months ended June 30, 2012 increased to $105.3 million as compared to $98.5 million for the six months ended June 30, 2011. The increase in other theatre operating costs was primarily the result of increases in salaries and wages expense, theatre occupancy costs and credit card fees.

General and administrative expenses. General and administrative expenses increased to $5.2 million for the three months ended June 30, 2012 compared to $4.5 million for the three months ended June 30, 2011. General and administrative expenses for the six months ended June 30, 2012 increased to $10.2 million as compared to $9.2 million for the six months ended June 30, 2011. The increase in general and administrative expenses during the three and six months ended June 30, 2012 was primarily the result increases in salaries and wages expense, professional fees and travel expenses.

Depreciation and amortization. Depreciation and amortization expenses remained consistent for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. Depreciation and amortization expenses were $7.8 and $7.9 million for the three months ended June 30, 2012 and 2011, respectively, and $15.5 million and $15.7 million for the six months ended June 30, 2012 and 2011, respectively.

Net gain (loss) on sales of property and equipment. We did not recognize a gain or loss on the sale of property and equipment for the three months ended June 30, 2012. We recognized a loss of $80,000 on the sale of property and equipment for the three months ended June 30, 2011. We recognized a loss of $0.2 million and $60,000 on the sale of property and equipment for the six months ended June 30, 2012 and 2011, respectively.

Write-off of note receivable. We did not write-off any note receivable for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, we wrote off a note receivable of $750,000. The loss was the result of an uncollectible note receivable on a theatre sold in August 2008.

Impairment of long-lived assets. Impairment of long-lived assets for the three months ended June 30, 2012 decreased to $50,000 from $1.2 million for the three months ended June 30, 2011. The impairment charges for the three months ended June 30, 2012 were primarily the result of continued deterioration in previously impaired theatres. Impairment of long-lived assets for the six months ended June 30, 2012 increased to $1.5 million from $1.3 million in the 2011 period. The impairment charges for the six months ended June 30, 2012 were primarily the result of our decision to replace an existing theatre prior to the end of its useful life.

Operating income (loss). Operating income for the three months ended June 30, 2012 increased to $16.1 million from $14.9 million for the three months ended June 30, 2011. As a percentage of revenues, operating income for the three months ended June 30, 2012 was 11.8% as compared to 11.3% for the three months ended June 30, 2011. This fluctuation is primarily a result of an increase in total revenue resulting from increased average admissions revenue per patron and average concessions and other sales per patron, a reduction in impairment charges and the factors described above. Operating income for the six months ended June 30, 2012 increased 136.2% to $30.6 million as compared to $13.0 million for the six months ended June 30, 2011. As a percentage of revenues, operating income for the six months ended June 30, 2012 was 11.5% as compared to 5.7% for the six months ended June 30, 2011. These fluctuations are primarily a result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2012 and 2011 was $8.6 million. Interest expense remained consistent for the three months ended June 30, 2012 and 2011 due to a reduction in average debt outstanding during the three months ended June 30, 2012, offset by an increase in the weighted average interest rate of our senior secured notes compared to our term loan. Interest expense, net for the six months ended June 30, 2012 decreased to $16.9 million from $17.8 million for the six months ended June 30, 2011. The decrease for the six months ended June 30, 2012 was primarily related to a decrease in the average debt outstanding.

Income tax. During the three and six months ended June 30, 2012, we recorded income tax expense of $0.9 million and $3.3 million, respectively as compared to $0.8 million and $7.3 million during the three and six months ended June 30, 2011. Income tax expense was higher for the six months ended June 30, 2011 primarily due to the current tax expense associated with the $30 million Screenvision payment received in January 2011 (as discussed in Note 9—Screenvision Transaction in the Interim Financial Statements) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely. At June 30, 2012 and December 31, 2011, our consolidated deferred tax assets were $85.0 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods and tax planning strategies. When evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

The effective tax rate from continuing operations for the three and six months ended June 30, 2012 was 44.8% and 42.8%, respectively. The effective tax rate differs from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of our assets and liabilities and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended June 30, 2012 and 2011, we closed three theatres and one theatre, respectively, and for the six months ended June 30, 2012 and 2011, we closed seven and four theatres, respectively. With respect to the closures during the three months ended June 30, 2012 and 2011, we classified three theatres in each period as discontinued operations, and for the six months ended June 30, 2012 and 2011 we classified four theatres in each period as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required for investing activities to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $45.4 million as of June 30, 2012 compared to a working capital deficit of $33.4 million at December 31, 2011. The working capital surplus in 2012 resulted from proceeds of $56.5 million received from our common stock offering in April 2012.

At June 30, 2012, we had available borrowing capacity of $25 million under our revolving Credit Facility (as defined below) and approximately $85.8 million in cash and cash equivalents on hand as compared to $13.6 million in cash and cash equivalents at December 31, 2011. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

On April 11, 2012, we issued 4.6 million shares of our common stock at a price to the public of $13.00 per share through a registered public offering, including 0.6 million shares upon the underwriters option to fully exercise the overallotment. The net proceeds from the transaction were approximately $56.4 million. The funds received from the issuance of the shares will be used for general corporate purposes, including working capital, repayment of debt, possible acquisitions and other capital expenditures.

On April 27, 2012, we issued $210.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2019 (the “Senior Secured Notes”). A portion of the proceeds of the Senior Secured Notes were used to repay in full our current senior secured term loan which had an outstanding balance of $199.7 million as of March 31, 2012. Following this repayment, we retained net cash proceeds of $0.8 million from the transaction after the payment of offering and other transaction expenses which we intend to use for general corporate purposes. On April 27, 2012, we also entered into a new $25.0 million senior secured revolving credit facility (the “Credit Facility”), which was undrawn at closing, and terminated our existing credit facility. The material terms of the Senior Secured Notes and the Credit Facility are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $26.1 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $41.4 million for the six months ended June 30, 2011. Cash provided by operating activities was higher for the six months ended June 30, 2011 due primarily to the collection of the $30.0 million receivable from Screenvision in January 2011 partially offset by increased box office attendance during the six months ended June 30, 2012. Net cash used in investing activities was $10.3 million for the six months ended June 30, 2012 compared to $5.5 million for the six months ended June 30, 2011. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment and the acquisition of one theatre in March 2012 partially offset by a increase in proceeds from sales of property and equipment. Capital expenditures were $10.6 million and $6.2 million for the six months ended June 30, 2012 and 2011, respectively. Capital expenditures for the 2012 period were primarily due to the construction of two new build-to-suit theatres opened during the first quarter of 2012 and Big D renovations (as described below). Capital expenditures for the 2011 period related primarily to additional 3-D rollouts, Big D renovations, theatre renovations and upgrades to computer equipment. Net cash provided by financing activities was $56.3 million for the six months ended June 30, 2012 compared to net cash used in financing activities of $27.7 million for the six months ended June 30, 2011. The increase in our net cash from financing activities is primarily due to the proceeds of $56.3 million received from our common stock offering in April 2012 and the repayment of $25.0 million on our term loan during the six months ended June 30, 2011.

Our liquidity needs are funded by operating cash flow and availability under our Credit Facility. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash flow.

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first six months of 2012, we closed seven of our underperforming theatres and estimate closing up to a total of 12 theatres for the full year 2012.

We plan to incur between $25 and $30 million in capital expenditures for calendar year 2012. We opened two new build-to-suit theatres during the first quarter of 2012 and plan to open additional theatres in 2012. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience (“Big D”) includes a larger screen, enhanced sound and premium seating accommodations. As of June 30, 2012, we have 13 Big D auditoriums, including one auditorium in each of our new build-to-suit theatres opened during the first quarter of 2012. We intend to roll out additional Big D auditoriums during the remainder of 2012, including one Big D auditorium in each new build-to-suit theatre.

We actively seek ways to grow our circuit through acquisitions. On March 30, 2012, we completed our purchase of certain assets from Destinta Theatres for approximately $0.7 million. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania.

7.375% Senior Secured Notes

On April 27, 2012, we issued $210.0 million aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019 (the “Senior Secured Notes”). Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year, beginning on November 15, 2012. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of $8.4 million are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.

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

The Indenture includes covenants that limit the ability of us and our restricted subsidiaries to, among other things: incur additional indebtedness or guarantee obligations; issue certain preferred stock or redeemable stock; subject to certain exceptions, pay dividends up to certain specified limits, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell, transfer or otherwise convey certain assets; create or incur liens or other encumbrances; prepay, redeem or repurchase subordinated debt prior to stated maturities; designate our subsidiaries as unrestricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into a new or different line of business; and enter into certain transactions with our affiliates. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

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

Revolving Credit Facility

On April 27, 2012, we entered into a revolving credit facility (the “Credit Facility”) by and among us, as borrower, the banks and other financial institutions or entities from time to time parties to the credit agreement governing the Credit Facility (the “Credit Agreement”), as lenders, and Macquarie US Trading LLC as administrative agent. Macquarie US Trading, LLC and Raymond James Bank, N.A. as lenders under the Credit Agreement as initially in effect.

The Credit Agreement provides a $25.0 million senior secured revolving credit facility having a four year term, and includes a sub-facility for the issuance of letters of credit totaling up to $10.0 million. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect wholly owned domestic subsidiaries, and the obligations of us and our guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of our and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among us, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Agreement contains provisions to accommodate the incurrence of up to $150.0 million in future incremental borrowings. While the Credit Agreement does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Agreement describes how such debt (if provided by our existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred.

The interest rate for borrowings under the Credit Facility is LIBOR (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (as defined in the Credit Facility) (subject to a 2.00% floor) plus a margin of 3.50%, as we may elect. In addition, we will be required to pay commitment fees on the unused portion of the Credit Facility at the rate of 0.50% per annum. The termination date of the Credit Facility is April 27, 2016.

The Credit Facility contains covenants which, among other things, limit our ability, and that of our subsidiaries, to:

•	pay dividends up to certain specified limits or make any other restricted payments to parties other than to us;

•	incur additional indebtedness and financing obligations;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of our assets other than in the ordinary course of business;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in businesses other than those in which we are currently engaged or those reasonably related thereto.

These limitations are similar to the corresponding limitations applicable under the terms of the Indenture, except that the Credit Facility contains further limitations on our ability to incur additional indebtedness and liens. In addition, to the extent we incur certain specified levels of additional indebtedness, further limitations under the Credit Facility will become applicable under covenants related to sales of assets, sale-leaseback transactions, investment transactions, and the payment of dividends and other restricted payments. In addition, if we draw on the Credit Facility, we will be required to maintain a first lien leverage ratio as defined (the “Leverage Ratio”) not more than 2.75 to 1.00. The Credit Agreement also contains certain representations and warranties, other affirmative and negative covenants, and events of default customary for secured revolving credit facilities of this type.

Our failure to comply with any of these covenants, including compliance with the Leverage Ratio, will be an event of default under the Credit Facility, in which case the administrative agent may, with the consent or at the request of lenders holding a majority of the commitments and outstanding loans, terminate the Credit Facility and declare all or any portion of the obligations under the Credit Facility due and payable. Other events of default under the Credit Facility include:

•	our failure to pay principal on the loans when due and payable, or our failure to pay interest on the loans or to pay certain fees and expenses (subject to applicable grace periods);

•	the occurrence of a change of control (as defined in the Credit Agreement);

•	a breach or default by us or our subsidiaries on the payment of principal of any other indebtedness in an aggregate amount greater than $10 million;

•	breach of representations or warranties in any material respect;

•	failure to perform other obligations under the Credit Agreement and the security documents for the Credit Facility (subject to applicable cure periods); or

•	certain bankruptcy or insolvency events.

In the event of a bankruptcy or insolvency event of default, the Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable.

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the issuance of the Senior Secured Notes. The following table reflects our contractual obligations as of June 30, 2012.

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
7.375% Notes[1]	$—	$—	$—	$210.0	$210.0
Interest payments	14.4	31.0	31.0	32.8	109.2
Financing obligations	11.4	23.4	25.6	160.6	221.0
Capital lease obligations	6.1	12.0	11.9	22.9	52.9
Operating leases	45.2	84.4	76.9	201.6	408.1
Purchase obligations	8.1	—	—	—	8.1
Christie contract	0.2	0.3	0.3	—	0.8
Employment agreement with Chief Executive Officer	0.6	0.3	—	—	0.9

Total contractual cash obligations	$86.0	$151.4	$145.7	$627.9	$1,011.0

(1)	Includes only principal payments on the Senior Secured Notes.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in the agreements governing our indebtedness;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•

other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 under the caption “Risk Factors”.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7—Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of the risk factors related to the issuance of the Senior Secured Notes in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

4.1	Indenture for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.2	Registration Rights Agreement for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc. and Macquarie Capital (USA) Inc. (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.3	Form of 7.375% Senior Secured Note due 2019 (included in Exhibit 4.1).

10.1	Credit Agreement, dated April 27, 2012, by and among Carmike Cinemas, Inc., as Borrower, the several lenders from time to time parties to the Credit Agreement, Macquarie US Trading LLC, as Administrative Agent and Syndication Agent, and Macquarie Capital USA (Inc.) as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.2	Second Lien Guarantee Collateral Agreement, dated April 27, 2012, among Carmike Cinemas, Inc., the other Guarantors party thereto, Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.3	Collateral Trust Agreement, dated April 27, 2012, between Carmike Cinemas, Inc., the Guarantors from time to time party thereto, Macquarie US Trading LLC, as Administrative Agent under the Credit Agreement and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Trustee (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.4	First Lien Guarantee and Collateral Agreement between Carmike Cinemas, Inc. and certain of its Subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.5	Carmike Cinemas, Inc. Section 162(m) Performance-Based Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 20, 2012 and incorporated herein by reference).

10.6	Amendment No. 2 to Employment Agreement between Carmike Cinemas, Inc. and S. David Passman III.

10.7	Amendment No. 2 to Separation Agreement between Carmike Cinemas, Inc. and Richard B. Hare.

10.8	Amendment No. 3 to Separation Agreement between Carmike Cinemas, Inc. and Fred W. Van Noy.

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as detailed text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: August 1, 2012	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2012	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)