Form 10-Q
period 2012-09-30
CARMIKE CINEMAS INC
filed 2012-11-01
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 17,784,949 shares outstanding as of October 24, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$82,043	$13,616
Restricted cash	58	331
Accounts receivable	4,706	4,985
Inventories	2,860	2,955
Prepaid expenses and other current assets	9,878	9,410

Total current assets	99,545	31,297

Property and equipment:
Land	52,646	53,909
Buildings and building improvements	269,016	276,221
Leasehold improvements	121,853	123,547
Assets under capital leases	44,970	44,970
Equipment	220,801	212,457
Construction in progress	7,466	2,349

Total property and equipment	716,752	713,453
Accumulated depreciation and amortization	(365,258)	(357,518)

Property and equipment, net of accumulated depreciation	351,494	355,935

Goodwill	8,087	8,087
Intangible assets, net of accumulated amortization	1,088	1,169
Investments in unconsolidated affiliates (Note 10)	7,960	8,498
Other assets	21,020	17,870

Total assets	$489,194	$422,856

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$20,075	$29,583
Accrued expenses	36,671	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	2,216	3,959

Total current liabilities	58,962	64,678

Long-term liabilities:
Long-term debt, less current maturities	209,530	196,880
Capital leases and long-term financing obligations, less current maturities	113,237	114,608
Deferred revenue	33,273	34,009
Other	17,024	18,306

Total long-term liabilities	373,064	363,803

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 18,238,847 shares issued and 17,781,617 shares outstanding at September 30, 2012, and 13,419,872 shares issued and 12,966,942 shares outstanding at December 31, 2011	539	401
Treasury stock, 457,230 and 452,930 shares at cost at September 30, 2012 and December 31, 2011, respectively	(11,740)	(11,683)
Paid-in capital	349,046	290,997
Accumulated deficit	(280,677)	(285,340)

Total stockholders’ equity (deficit)	57,168	(5,625)

Total liabilities and stockholders’ equity (deficit)	$489,194	$422,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$80,409	$86,081	$250,423	$231,677
Concessions and other	47,067	47,253	143,888	128,665

Total operating revenues	127,476	133,334	394,311	360,342
Operating costs and expenses:
Film exhibition costs	44,146	46,996	136,126	125,627
Concession costs	5,768	5,671	16,863	14,858
Other theatre operating costs	53,380	54,093	158,465	152,385
General and administrative expenses	5,650	4,458	15,826	13,687
Severance agreement charges	95	—	588	845
Depreciation and amortization	8,488	8,246	24,028	23,905
Loss on sale of property and equipment	699	47	948	108
Write-off of note receivable	—	—	—	750
Impairment of long-lived assets	1,835	18	3,371	1,342

Total operating costs and expenses	120,061	119,529	356,215	333,507

Operating income	7,415	13,805	38,096	26,835
Interest expense	8,605	8,050	25,478	25,833
Loss on extinguishment of debt	—	—	4,961	—

(Loss) income before income tax and income from unconsolidated affiliates	(1,190)	5,755	7,657	1,002
Income tax expense (Note 4)	464	3,936	3,822	11,251
Income from unconsolidated affiliates (Note 10)	1,950	1,291	958	987

Income (loss) from continuing operations	296	3,110	4,793	(9,262)
Loss from discontinued operations (Note 6)	(63)	(20)	(130)	(163)

Net income (loss)	$233	$3,090	$4,663	$(9,425)

Weighted average shares outstanding:
Basic	17,519	12,823	15,775	12,801
Diluted	17,881	12,849	16,061	12,801
Net income (loss) per common share (Basic):
Income (loss) from continuing operations	$0.02	$0.24	$0.31	$(0.72)
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	(0.01)

Net income (loss)	$0.01	$0.24	$0.30	$(0.73)

Net income (loss) per common share (Diluted):
Income (loss) from continuing operations	$0.02	$0.24	$0.30	$(0.72)
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)	(0.01)

Net income (loss)	$0.01	$0.24	$0.29	$(0.73)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,663	$(9,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,068	24,043
Amortization of debt issuance costs	1,398	2,582
Impairment on long-lived assets	3,466	1,342
Loss on extinguishment of debt	4,961	—
Stock-based compensation	1,622	1,590
Loss (income) from unconsolidated affiliates	114	(987)
Other	284	416
Write-off of note receivable	—	750
Loss (gain) on sale of property and equipment	767	(123)
Changes in operating assets and liabilities:
Accounts receivable and inventories	275	302
Screenvision receivable	—	30,000
Prepaid expenses and other assets	111	869
Accounts payable	(10,133)	(4,692)
Accrued expenses and other liabilities	4,271	2,512
Distributions from unconsolidated affiliates	348	344

Net cash provided by operating activities	36,215	49,523

Cash flows from investing activities:
Purchases of property and equipment	(25,923)	(12,306)
Release of restricted cash	273	260
Theatre acquisition	(702)	(2,550)
Investment in unconsolidated affiliates	(54)	(718)
Proceeds from sale of property and equipment	2,857	444

Net cash used in investing activities	(23,549)	(14,870)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	5,000	—
Repayment of short-term borrowings	(5,000)	—
Issuance of long-term debt	209,500	—
Repayments of long-term debt	(200,229)	(26,698)
Debt issuance costs	(8,621)	(588)
Repayments of capital lease and long-term financing obligations	(1,397)	(1,408)
Issuance of common stock	56,565	—
Purchase of treasury stock	(57)	(26)

Net cash provided by (used in) financing activities	55,761	(28,720)

Increase in cash and cash equivalents	68,427	5,933
Cash and cash equivalents at beginning of period	13,616	13,066

Cash and cash equivalents at end of period	$82,043	$18,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,105	$25,738
Income taxes	$4,884	$9,405

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$2,314	$3,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2012 and 2011

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of September 30, 2012 and December 31, 2011, the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first nine months of 2012.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. The ASU does not revise the requirements to test indefinite-lived intangible assets annually and test between annual tests if there is a change in events of circumstances. The amendments are effective for fiscal years, and interim periods within those years, beginning after September 15, 2012. The amendments are not expected to have any impact on the Company’s financial position or results of operations.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and nine months ended September 30, 2012, impairment charges aggregated to $1,930 and $3,466, respectively. The impairment charges were primarily the result of the Company’s plan to replace two owned theatres prior to the end of their useful lives and the continued deterioration of previously impaired theatres. The Company recorded impairment charges of $18 and $1,342 during the three and nine months ended September 30, 2011 which were primarily the result of continued deterioration of previously impaired theatres and a decline in market value of a previously closed theatre.

The estimated aggregate fair value of the long-lived assets impaired during the three and nine months ended September 30, 2012 was approximately $1,248 and $6,925, respectively. These fair value estimates are considered Level 3 estimates and were derived primarily from discounting estimated future cash flows and appraisals of certain owned properties. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	September 30,	December 31,
	2012	2011
Term loan	$—	$200,229
Senior secured notes	210,000	—
Revolving credit facility	—	—
Original issue discount	(470)	(1,306)

Total debt	209,530	198,923
Current maturities	—	(2,043)

Total long-term debt	$209,530	$196,880

Senior Secured Notes

In April 2012, the Company issued $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $265,000 senior secured term loan that was due in January 2016 with a then outstanding balance of $198,700. The Company recorded a loss on extinguishment of debt of $4,961 during the nine months ended September 30, 2012, for the write-off of unamortized debt issuance costs. Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year, beginning on November 15, 2012.

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

At any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 107.375% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest to, but excluding the redemption date; provided, however, that at least 65% of the aggregate principal amount of the Senior Secured Notes are outstanding immediately following the redemption. In addition, at any time prior to May 15, 2015, the Company may redeem all or a portion of the Senior Secured Notes by paying a “make-whole” premium calculated as described in the indenture governing the Senior Secured Notes (the “Indenture”). The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics of the underlying debt.

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at September 30, 2012.

The fair value of the Senior Secured Notes at September 30, 2012 and the senior secured term loan at December 31, 2011 is estimated based on quoted market prices as follows:

	As of September 30,	As of December 31,
	2012	2011
Carrying amount, net	$210,000	$198,923	(1)
Fair value	$224,175	$198,247

(1)	Term loan is reflected net of unamortized discount of $1,306 at December 31, 2011.

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s ability, and its subsidiaries, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

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

As of September 30, 2012, the Company was in compliance with all of the financial covenants in its Credit Facility.

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

The effective tax rate from continuing operations for the three months ended September 30, 2012 was 61.1%. The effective tax rate from continuing operations for the nine months ended September 30, 2012 was 44.4%. The Company’s tax rates for the three and nine months ended September 30, 2012 differ from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of our assets and liabilities and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating loss carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. As a result of the 2008 ownership change, the Company is limited to an approximate $1.7 million annual limitation on its ability to utilize its pre-change net operating loss (“NOLs”) and recognized built-in losses.

The Company believes it has incurred an additional ownership change during the current year. While the Company is evaluating the impact of the current ownership change, it believes that the annual limitation under this ownership change would be greater than the 2008 limitation. Furthermore, it does not believe that it had a NUBIL immediately before the ownership change. A subsequent ownership change can reduce, but not increase, the size of the § 382 limitation that applies to pre-change losses from an earlier ownership change. Consequently, the Company does not believe the 2012 ownership change will more adversely impact its ability to utilize its NOL carryforwards.

As a result of the Company’s history of operating losses, the Company’s net deferred tax assets are fully offset by a valuation allowance at September 30, 2012 and December 31, 2011. The Company regularly assesses whether it is more likely than not that its deferred tax asset balance will be recovered from future taxable income, taking into account such factors as its earnings history, carryback and carryforward periods, and tax planning strategies. When evidence exists that indicates that recovery is uncertain, a valuation allowance is maintained against the deferred tax asset. At this time, the Company does not believe that realization of its deferred tax assets is more likely than not to occur. However, the amount of deferred tax asset considered realizable could be increased in the near term if estimates of future taxable income are determined to be sustainable.

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

As of September 30, 2012 and December 31, 2011, the amount of unrecognized tax benefits was $2,500, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9 - Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of September 30, 2012, there were 1,319,684 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of September 30, 2012, the Company also had 240,083 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of September 30, 2012, 96,083 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $521 and $403 for the three months ended September 30, 2012 and 2011, respectively, and $1,622 and $1,590 for the nine months ended September 30, 2012 and 2011, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2012, is $115 related to the accelerated vesting of stock-based awards to the Company’s former Vice President-General Manager Theatre Operations. Included in stock-based compensation expense for the three and nine months ended September 30, 2011, is $222 related to the accelerated vesting of stock-based awards to the Company’s former Senior Vice President-General Counsel and Secretary. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of September 30, 2012, the Company had approximately $3,549 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.0 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options – Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options for which vesting is dependent only on employees providing future service.

No options were granted during the first nine months of 2012. The following table sets forth information about the weighted-average fair value of options granted and the weighted-average assumptions for such options granted during the first nine months of 2011:

2011
Fair value of options on grant date	$4.87
Expected life (years)	6.0
Risk-free interest rate	2.3%
Expected dividend yield	—%
Expected volatility	76.2%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at January 1, 2012	796,500	$12.20	6.93
Granted	—	$—
Exercised	(39,000)	$7.81		$245
Expired	(10,000)	$19.95
Forfeited	—	$—

Outstanding at September 30, 2012	747,500	$12.32	6.18	$1,633

Exercisable on September 30, 2012	595,827	$13.34	5.68	$1,185

Expected to vest September 30, 2012	145,645	$8.33	8.13	$427

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the nine months ended September 30, 2012:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	248,804	$8.43
Granted	263,928	$12.13
Vested	(65,808)	$7.92
Forfeited	(6,000)	$10.91

Nonvested at September 30, 2012	440,924	$10.69

NOTE 6 – DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2012 and 2011, the Company closed one theatre in each period and for the nine months ended September 30, 2012 and 2011, the Company closed eight and five theatres, respectively. With respect to the closures during the three months ended September 30, 2012 and 2011, the Company classified one theatre in each period as discontinued operations and for the nine months ended September 30, 2012 and 2011, the Company classified five theatres in each period as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s operations, and the Company will not have any continuing involvement in their operations.

All activity during the three and nine months ended September 30, 2012 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2012 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Revenue from discontinued operations	$112	$743

Operating loss before income taxes	$(158)	$(32)
Income tax benefit from discontinued operations	59	14
Gain (loss) on disposal, before income taxes	57	(3)
Income tax (expense) benefit on disposal	(21)	1

Loss from discontinued operations	$(63)	$(20)

	Nine Months Ended September 30,
	2012	2011
Revenue from discontinued operations	$519	$2,257

Operating loss before income taxes	$(389)	$(487)
Income tax benefit from discontinued operations	146	178
Gain on disposal, before income taxes	181	230
Income tax expense on disposal	(68)	(84)

Loss from discontinued operations	$(130)	$(163)

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

On September 28, 2012, the Company entered into a definitive purchase agreement to acquire all of the membership units of Rave Reviews Cinemas, L.L.C. (“Rave”) (see Note 11 – Theatre Acquisitions). The Company expects the transaction to close during the fourth quarter of 2012. Upon closing, the Company expects to pay approximately $1.2 million for certain acquisition-related expenses.

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 361,507 and 285,786 for the three and nine months ended September 30, 2012, respectively, were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock below the exercise. As a result of the Company’s net losses, all common stock equivalents aggregating 1,049,092 for the nine months ended September 30, 2011 were excluded from the calculation of diluted loss per share given their anti-dilutive effect.

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

As of September 30, 2012, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of September 30, 2012, the carrying value of the Company’s ownership interest in SV Holdco is $7,000 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units has increased to $88,000 as of September 30, 2012.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of September 30, 2012.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,700 and $7,600 for the three and nine months ended September 30, 2012 and approximately $2,800 and $7,100 for the three and nine months ended September 30, 2011, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled approximately $400 for the three months ended September 30, 2012 and 2011 and approximately $1,200 and $1,300 for the nine months ended September 30, 2012 and 2011, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,336 and $1,860 at September 30, 2012 and December 31, 2011, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the nine months ended September 30, 2012 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2012	$7,514
Equity earnings of SV Holdco	(503)

Balance at September 30, 2012	$7,011

Deferred revenue	SV Holdco
Balance at January 1, 2012	$35,162
Amortization of up-front payment	(710)
Theatre acquisition bonus- MNM Theatres	134
Amortization of Class C units	(155)

Balance at September 30, 2012	$34,431

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9 – Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of September 30,
2012
Assets:
Current assets	$58,738
Noncurrent assets	161,150

Total assets	$219,888

Liabilities:
Current liabilities	$44,819
Noncurrent liabilities	88,957

Total liabilities	$133,776

	Three Months Ended
	September 30, 2012	September 30, 2011
Results of operations:
Revenue	$50,927	$55,828
Net income	$9,591	$5,217

	Nine Months Ended
	September 30, 2012	September 30, 2011
Results of operations:
Revenue	$105,575	$124,770
Net loss	$(4,036)	$(2,519)

A summary of activity in income from unconsolidated affiliates for the nine months ended September 30, 2012 is as follows:

Income from unconsolidated affiliates
Income from unconsolidated affiliates	$(244)
Elimination of intercompany revenue	1,202

Income from unconsolidated affiliates	$958

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

On September 28, 2012, the Company entered into a definitive purchase agreement with Rave, pursuant to which, subject to satisfaction of certain conditions, the Company will acquire all of the membership units of Rave for approximately $19,000, subject to customary working capital and other adjustments. The Company will assume certain liabilities, including certain lease obligations which, upon closing, will be reflected on the Company’s consolidated balance sheet as capital lease and financing obligations, in the amount of approximately $100,400, subject to customary accounting adjustments to reflect the acquisition date fair value of such obligations. Rave operates 16 theatres located in 7 states. The Company is expected to complete the transaction in the fourth quarter of 2012. In accordance with the acquisition method of accounting, the acquired net assets will be recorded at fair value as of the date of the acquisition. The results of operations of Rave will be included in the Company’s consolidated statement of operations beginning on the date of the acquisition.

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

NOTE 13—GUARANTOR SUBSIDIARIES

The Company’s Senior Secured Notes, the offering of which was registered under the Securities Act of 1933, as amended, are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. Therefore, the Company is providing the following condensed consolidating financial statement information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2012
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$71,106	$10,937	$—	$82,043
Restricted cash	58	—	—	58
Accounts receivable	4,554	152	—	4,706
Inventories	649	2,211	—	2,860
Prepaid expenses and other assets	9,194	4,660	(3,976)	9,878

Total current assets	85,561	17,960	(3,976)	99,545

Property and equipment:
Land	12,079	40,567	—	52,646
Buildings and building improvements	45,558	223,458	—	269,016
Leasehold improvements	19,375	102,478	—	121,853
Assets under capital leases	8,675	36,295	—	44,970
Equipment	65,161	155,640	—	220,801
Construction in progress	1,076	6,390	—	7,466

Total property and equipment	151,924	564,828	—	716,752
Accumulated depreciation and amortization	(77,068)	(288,190)	—	(365,258)

Property and equipment, net of accumulated depreciation	74,856	276,638	—	351,494

Intercompany receivables	102,346	—	(102,346)	—
Investments in subsidiaries	90,553	—	(90,553)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,088	—	1,088
Investments in unconsolidated affiliates	7,011	949	—	7,960
Other assets	14,926	6,094	—	21,020

Total assets	$375,253	$310,816	$(196,875)	$489,194

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$18,250	$1,825	$—	$20,075
Accrued expenses	23,370	17,277	(3,976)	36,671
Current maturities of long-term debt, capital leases and long-term financing obligations	420	1,796	—	2,216

Total current liabilities	42,040	20,898	(3,976)	58,962

Long-term liabilities:
Long-term debt, less current maturities	209,530	—	—	209,530
Capital leases and long-term financing obligations, less current maturities	27,970	85,267	—	113,237
Intercompany liabilities	—	102,346	(102,346)	—
Deferred revenue	33,273	—	—	33,273
Other	5,272	11,752	—	17,024

Total long-term liabilities	276,045	199,365	(102,346)	373,064

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	539	1	(1)	539
Treasury stock	(11,740)	—	—	(11,740)
Paid-in capital	349,046	237,800	(237,800)	349,046
Accumulated deficit	(280,677)	(147,248)	147,248	(280,677)

Total stockholders’ equity	57,168	90,553	(90,553)	57,168

Total liabilities and stockholders’ equity	$375,253	$310,816	$(196,875)	$489,194

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	Carmike	Guarantor
	Cinemas, Inc	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,623	$9,993	$—	$13,616
Restricted cash	331	—	—	331
Accounts receivable	4,654	331	—	4,985
Inventories	722	2,233	—	2,955
Prepaid expenses and other assets	4,953	4,457	—	9,410

Total current assets	14,283	17,014	—	31,297

Property and equipment:
Land	12,716	41,193	—	53,909
Buildings and building improvements	46,676	229,545	—	276,221
Leasehold improvements	19,307	104,240	—	123,547
Assets under capital leases	8,675	36,295	—	44,970
Equipment	58,128	154,329	—	212,457
Construction in progress	159	2,190	—	2,349

Total property and equipment	145,661	567,792	—	713,453
Accumulated depreciation and amortization	(75,760)	(281,758)	—	(357,518)

Property and equipment, net of accumulated depreciation	69,901	286,034	—	355,935

Intercompany receivables	123,071	—	(123,071)	—
Investment in subsidiaries	82,985	—	(82,985)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,169	—	1,169
Investment in unconsolidated affiliates	8,498	—	—	8,498
Other	10,536	7,334	—	17,870

Total assets	$309,274	$319,638	$(206,056)	$422,856

Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable	$27,598	$1,985	$—	$29,583
Accrued expenses	19,752	11,384	—	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	2,391	1,568	—	3,959

Total current liabilities	49,741	14,937	—	64,678

Long-term liabilities:
Long-term debt, less current maturities	196,880	—	—	196,880
Capital leases and long-term financing obligations, less current maturities	28,223	86,385	—	114,608
Intercompany liabilities	—	123,071	(123,071)	—
Deferred revenue	34,009	—	—	34,009
Other	6,045	12,261	—	18,306

Total long-term liabilities	265,157	221,717	(123,071)	363,803

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,683)	—	—	(11,683)
Paid-in capital	290,997	237,800	(237,800)	290,997
Accumulated deficit	(285,340)	(154,816)	154,816	(285,340)

Total stockholders’ (deficit) equity	(5,625)	82,985	(82,985)	(5,625)

Total liabilities and stockholders’ (deficit) equity	$309,274	$319,638	$(206,056)	$422,856

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2012
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$12,946	$67,463	$—	$80,409
Concessions and other	14,062	39,168	(6,163)	47,067

Total operating revenues	27,008	106,631	(6,163)	127,476

Operating costs and expenses:
Film exhibition costs	7,163	36,983	—	44,146
Concession costs	975	4,793	—	5,768
Other theatre operating costs	10,402	49,141	(6,163)	53,380
General and administrative expenses	5,094	556	—	5,650
Severance agreement charges	95	—	—	95
Depreciation and amortization	1,925	6,563	—	8,488
Loss (gain) on sale of property and equipment	718	(19)	—	699
Impairment of long-lived assets	579	1,256	—	1,835

Total operating costs and expenses	26,951	99,273	(6,163)	120,061

Operating income	57	7,358	—	7,415
Interest expense	2,117	6,488	—	8,605
Equity in earnings of subsidiaries	(284)	—	284	—

Loss (income) before income tax and income from unconsolidated affiliates	(1,776)	870	(284)	(1,190)
Income tax (benefit) expense	(157)	621	—	464
Income from unconsolidated affiliates	1,870	80	—	1,950

Income from continuing operations	251	329	(284)	296
Loss from discontinued operations	(18)	(45)	—	(63)

Net income	$233	$284	$(284)	$233

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,045	$72,036	$—	$86,081
Concessions and other	14,247	39,450	(6,444)	47,253

Total operating revenues	28,292	111,486	(6,444)	133,334

Operating costs and expenses:
Film exhibition costs	7,764	39,232	—	46,996
Concession costs	980	4,691	—	5,671
Other theatre operating costs	10,905	49,632	(6,444)	54,093
General and administrative expenses	3,922	536	—	4,458
Depreciation and amortization	1,686	6,560	—	8,246
Loss (gain) on sale of property and equipment	51	(4)	—	47
Impairment of long-lived assets	—	18	—	18

Total operating costs and expenses	25,308	100,665	(6,444)	119,529

Operating income	2,984	10,821	—	13,805
Interest expense	2,267	5,783	—	8,050
Equity in earnings of subsidiaries	(5,173)	—	5,173	—

Income before income tax and income from unconsolidated affiliates	5,890	5,038	(5,173)	5,755
Income tax expense (benefit)	3,999	(63)	—	3,936
Income from unconsolidated affiliates	1,189	102	—	1,291

Income from continuing operations	3,080	5,203	(5,173)	3,110
Income (loss) from discontinued operations	10	(30)	—	(20)

Net income	$3,090	$5,173	$(5,173)	$3,090

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$40,863	$209,560	$—	$250,423
Concessions and other	43,815	119,156	(19,083)	143,888

Total operating revenues	84,678	328,716	(19,083)	394,311

Operating costs and expenses:
Film exhibition costs	22,341	113,785	—	136,126
Concession costs	2,983	13,880	—	16,863
Other theatre operating costs	31,763	145,785	(19,083)	158,465
General and administrative expenses	14,112	1,714	—	15,826
Severance agreement charges	588	—	—	588
Depreciation and amortization	5,348	18,680	—	24,028
Loss on sale of property and equipment	739	209	—	948
Impairment of long-lived assets	593	2,778	—	3,371

Total operating costs and expenses	78,467	296,831	(19,083)	356,215

Operating income	6,211	31,885	—	38,096
Interest expense	6,998	18,480	—	25,478
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(7,570)	—	7,570	—

Income before income tax and income from unconsolidated affiliates	1,822	13,405	(7,570)	7,657
Income tax (benefit) expense	(2,240)	6,062	—	3,822
Income from unconsolidated affiliates	698	260	—	958

Income from continuing operations	4,760	7,603	(7,570)	4,793
Loss from discontinued operations	(97)	(33)	—	(130)

Net income	$4,663	$7,570	$(7,570)	$4,663

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$39,046	$192,631	$—	$231,677
Concessions and other	40,490	105,885	(17,710)	128,665

Total operating revenues	79,536	298,516	(17,710)	360,342

Operating costs and expenses:
Film exhibition costs	21,352	104,275	—	125,627
Concession costs	2,688	12,170	—	14,858
Other theatre operating costs	31,146	138,949	(17,710)	152,385
General and administrative expenses	12,091	1,596	—	13,687
Severance agreement charges	845	—	—	845
Depreciation and amortization	4,975	18,930	—	23,905
Loss (gain) on sale of property and equipment	118	(10)	—	108
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	907	435	—	1,342

Total operating costs and expenses	74,872	276,345	(17,710)	333,507

Operating income	4,664	22,171	—	26,835
Interest expense	8,242	17,591	—	25,833
Equity in earnings of subsidiaries	(4,621)	—	4,621	—

Income before income tax and income from unconsolidated affiliates	1,043	4,580	(4,621)	1,002
Income tax expense (benefit)	11,255	(4)	—	11,251
Income from unconsolidated affiliates	744	243	—	987

(Loss) income from continuing operations	(9,468)	4,827	(4,621)	(9,262)
Income (loss) from discontinued operations	43	(206)	—	(163)

Net (loss) income	$(9,425)	$4,621	$(4,621)	$(9,425)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$1,288	$34,927	$—	$36,215

Cash flows from investing activities:
Purchases of property and equipment	(13,768)	(12,155)	—	(25,923)
Theatre acquistion	—	(702)	—	(702)
Investment in unconsolidated affiliates	—	(54)	—	(54)
Proceeds from sale of property and equipment	2,059	798	—	2,857
Other investing activities	273	—	—	273

Net cash used in investing activities	(11,436)	(12,113)		(23,549)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	(200,229)
Debt issuance costs	(8,621)	—	—	(8,621)
Repayments of capital leases and long-term financing obligations	(252)	(1,145)	—	(1,397)
Issuance of common stock	56,565	—	—	56,565
Purchase of treasury stock	(57)	—	—	(57)
Intercompany receivable/payable	20,725	(20,725)	—	—

Net cash provided by (used in) financing activities	77,631	(21,870)	—	55,761

Increase in cash and cash equivalents	67,483	944	—	68,427
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	$71,106	$10,937	$—	$82,043

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities:	$21,830	$27,693	$—	$49,523

Cash flows from investing activities:
Purchases of property and equipment	(1,527)	(10,779)		(12,306)
Theatre acquistion	(2,550)	—	—	(2,550)
Investment in unconsolidated affiliates	(718)	—	—	(718)
Proceeds from sale of property and equipment	6	438		444
Other investing activities	260	—		260

Net cash used in investing activities	(4,529)	(10,341)		(14,870)

Cash flows from financing activities:
Repayments of long-term debt	(26,698)	—		(26,698)
Intercompany receivable/payable	19,188	(19,188)		—
Repayments of capital lease and long-term financing obligations	(182)	(1,226)		(1,408)
Other financing activities	(614)	—		(614)

Net cash used in financing activities	(8,306)	(20,414)	—	(28,720)

Increase / (decrease) in cash and cash equivalents	8,995	(3,062)	—	5,933
Cash and cash equivalents at beginning of period	3,418	9,648		13,066

Cash and cash equivalents at end of period	$12,413	$6,586	$—	$18,999

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of September 30, 2012 we owned, operated or had an interest in 232 theatres with 2,242 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of September 30, 2012, we had 216 theatres with 2,119 screens on a digital-based platform, including 208 theatres with 748 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We generate the majority of our box office revenue from a particular film within the first 30 days of its release date to theatre exhibitors. Historically, films have not been released in other formats, such as DVD or video-on-demand, until approximately 120 days after the film’s initial release. However, over the past several years, the release window for films in other formats has shortened. It is possible that these release windows will continue to shorten, which could impact our ability to attract patrons to our theatres.

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

On September 28, 2012, we entered into a definitive purchase agreement with Rave Reviews Cinemas, L.L.C (“Rave”), pursuant to which, subject to satisfaction of certain conditions, we will acquire all of the membership units of Rave for approximately $19.0 million, subject to customary working capital and other adjustments. We will assume certain liabilities, including certain lease obligations which, upon closing, will be reflected on our consolidated balance sheet as capital lease and financing obligations, in the amount of approximately $100.4 million, subject to customary accounting adjustments to reflect the acquisition date fair value of such obligations. Rave operates 16 theatres located in 7 states. The pending acquisition of Rave supports our growth strategy. We expect to complete the transaction in the fourth quarter of 2012.

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened two new build-to-suit theatres during the first nine months of 2012 and plan to open two additional theatres in 2012.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and September 30, 2011

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average theatres	233	235	235	236
Average screens	2,244	2,217	2,256	2,221
Average attendance per screen (1)	5,504	6,013	16,449	16,106
Average admission per patron (1)	$6.52	$6.49	$6.76	$6.51
Average concessions and other sales per patron (1)	$3.81	$3.57	$3.88	$3.63
Total attendance (in thousands) (1)	12,353	13,332	37,117	35,776
Total operating revenues (in thousands)	$127,476	$133,334	$394,311	$360,342

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total revenue decreased approximately 4.4% to $127.5 million for the three months ended September 30, 2012 compared to $133.3 million for the three months ended September 30, 2011, due to a decrease in total attendance from 13.3 million in the third quarter of 2011 to 12.4 million for the third quarter of 2012, partially offset by an increase in average admissions per patron from $6.49 in the third quarter of 2011 to $6.52 in the third quarter of 2012 and an increase in average concessions and other sales per patron from $3.57 in the third quarter of 2011 to $3.81 for the third quarter of 2012. Attendance was down period over period due principally to a more favorable movie slate in 2011. Average concessions and other sales per patron increased, primarily due to concession promotions and increased prices.

Total revenue increased approximately 9.4% to $394.3 million for the nine months ended September 30, 2012 from $360.3 million for the nine months ended September 30, 2011 due to an increase in total attendance from 35.8 million for the 2011 period to 37.1 million for the 2012 period, an increase in average admissions per patron from $6.51 for the 2011 period to $6.76 in the 2012 period and an increase in average concessions and other sales per patron from $3.63 in the 2011 period to $3.88 in the 2012 period.

Admissions revenue decreased approximately 6.6% to $80.4 million for the three months ended September 30, 2012 from $86.1 million for the same period in 2011, due to a decrease in total attendance from 13.3 million in the third quarter of 2011 to 12.4 million for the third quarter of 2012, partially offset by an increase in average admissions per patron from $6.49 in the third quarter of 2011 to $6.52 for the third quarter of 2012.

Admissions revenue increased approximately 8.1% to $250.4 million for the nine months ended September 30, 2012 from $231.7 million for the same period in 2011, due to an increase in total attendance from 35.8 million for the nine months ended September 30, 2011 to 37.1 million for the nine months ended September 30, 2012 and an increase in average admissions per patron from $6.51 for the 2011 period to $6.76 for the 2012 period.

Concessions and other revenue decreased approximately 0.4% to $47.1 million for the three months ended September 30, 2012 compared to $47.3 million for the same period in 2011, due to a decrease in total attendance from 13.3 million for the three months ended September 30, 2011 to 12.4 million for the three months ended September 30, 2012, offset by an increase in average concessions and other sales per patron from $3.57 in the third quarter of 2011 to $3.81 for the third quarter of 2012.

Concessions and other revenue increased approximately 11.8% to $143.9 million for the nine months ended September 30, 2012 compared to $128.7 million for the nine months ended September 30, 2011 due to an increase in total attendance from 35.8 million for the nine months ended September 30, 2011 to 37.1 million for the nine months ended September 30, 2012 and an increase in average concession and other sales per patron from $3.63 in the 2011 period to $3.88 for the 2012 period.

We operated 232 theatres with 2,242 screens at September 30, 2012 compared to 235 theatres with 2,215 screens at September 30, 2011.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($’s in thousands)	2012	2011	% Change	2012	2011	% Change
Film exhibition costs	$44,146	$46,996	(6)	$136,126	$125,627	8
Concession costs	$5,768	$5,671	2	$16,863	$14,858	13
Other theatre operating costs	$53,380	$54,093	(1)	$158,465	$152,385	4
General and administrative expenses	$5,650	$4,458	27	$15,826	$13,687	16
Severance agreement charges	$95	$—	n/m	$588	$845	(30)
Depreciation and amortization	$8,488	$8,246	3	$24,028	$23,905	1
Loss on sale of property and equipment	$699	$47	n/m	$948	$108	n/m
Write-off of note receivable	$—	$—	—	$—	$750	n/m
Impairment of long-lived assets	$1,835	$18	n/m	$3,371	$1,342	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2012 decreased to $44.1 million as compared to $47.0 million for the three months ended September 30, 2011 primarily resulting from a decrease in total attendance. As a percentage of admissions revenue, film exhibition costs increased to 54.9% for the three months ended September 30, 2012 as compared to 54.6% for the three months ended September 30, 2011. Film exhibition costs for the nine months ended September 30, 2012 increased to $136.1 million as compared to $125.6 million for the nine months ended September 30, 2011. As a percentage of admissions revenue, film exhibition costs for the nine months ended September 30, 2012 were 54.4% as compared to 54.2% for the nine months ended September 30, 2011.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended September 30, 2012 remained consistent with the three months ended September 30, 2011. Concession costs were $5.8 million and $5.7 million for the three months ended September 30, 2012 and 2011, respectively. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2012 were 12.3% as compared to 12.0% for the three months ended September 30, 2011. Concession costs increased to approximately $16.9 million for the nine months ended September 30, 2012, compared to $14.9 million for the nine months ended September 30, 2011 due to increased concessions sales resulting from increased attendance during the nine months ended September 30, 2012. As a percentage of concessions and other revenues, concession costs were 11.7% and 11.5% for the nine months ended September 30, 2012 and 2011, respectively.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2012 decreased to $53.4 million as compared to $54.1 million for the three months ended September 30, 2011. The decrease in our other theatre operating costs was primarily the result of decreases in salaries and wages expense of $0.4 million, decreases in 3-D equipment service charges of $0.6 million and decreases in utilities of $0.2 million, partially offset by increases in theatre occupancy costs of $0.9 million. Other theatre operating costs for the nine months ended September 30, 2012 increased to $158.5 million as compared to $152.4 million for the nine months ended September 30, 2011. The increase in other theatre operating costs was primarily the result of increases in salaries and wages expense of $1.7 million, theatre occupancy costs of $3.0 million, insurance costs of $0.4 million and credit card fees of $0.4 million.

General and administrative expenses. General and administrative expenses increased to $5.7 million for the three months ended September 30, 2012 compared to $4.5 million for the three months ended September 30, 2011. The increase in general and administrative expenses during the three months ended September 30, 2012 was primarily the result of increases in professional fees related to acquisition activities. General and administrative expenses for the nine months ended September 30, 2012 increased to $15.8 million as compared to $13.7 million for the nine months ended September 30, 2011. The increase in general and administrative expenses during the nine months ended September 30, 2012 was primarily the result of increases in salaries and wages expense of $0.7 million and professional fees of $1.4 million.

Severance agreement charge. During the three and nine months ended September 30, 2012, we recorded severance charges of $0.1 million and $0.6 million, respectively. These charges were primarily related to the departure of our former Vice President-General Manager Theatre Operations. During the nine months ended September 30, 2011, we recorded severance charges of $0.8 million. These charges were primarily related to the departure of our former Senior Vice President, General Counsel and Secretary.

Depreciation and amortization. Depreciation and amortization expenses remained consistent for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. Depreciation and amortization expenses were $8.5 and $8.2 million for the three months ended September 30, 2012 and 2011, respectively, and $24.0 million and $23.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Net gain (loss) on sales of property and equipment. We recognized a loss of $0.7 million on the sale of property and equipment for the three months ended September 30, 2012. We recognized a loss of $47,000 on the sale of property and equipment for the three months ended September 30, 2011. We recognized a loss of $0.9 million and $108,000 on the sale of property and equipment for the nine months ended September 30, 2012 and 2011, respectively.

Write-off of note receivable. We did not write-off any note receivable for the three and nine months ended September 30, 2012. For the nine months ended September 30, 2011, we wrote off a note receivable of $750,000. The loss was the result of an uncollectible note receivable on a theatre sold in August 2008.

Impairment of long-lived assets. Impairment of long-lived assets for the three months ended September 30, 2012 increased to $1.8 million from $18,000 for the three months ended September 30, 2011. Impairment of long-lived assets for the nine months ended September 30, 2012 increased to $3.4 million from $1.3 million in the 2011 period. The impairment charges for the three and nine months ended September 30, 2012 were primarily the result of the Company’s plan to replace two owned theatres prior to the end of their useful lives and the continued deterioration of previously impaired theatres. The impairment charges for the nine months ended September 30, 2011 were primarily the result of deterioration in the operating results of an impaired theatre and a decline in market value of a previously closed theatre.

Operating income. Operating income for the three months ended September 30, 2012 decreased to $7.4 million from $13.8 million for the three months ended September 30, 2011. As a percentage of revenues, operating income for the three months ended September 30, 2012 was 5.8% as compared to 10.4% for the three months ended September 30, 2011. This fluctuation is primarily a result of a decrease in total revenue resulting from a decrease in attendance for the three months ended September 30, 2012, an increase in impairment charges and the factors described above. Operating income for the nine months ended September 30, 2012 increased 42.0% to $38.1 million as compared to $26.8 million for the nine months ended September 30, 2011. As a percentage of revenues, operating income for the nine months ended September 30, 2012 was 9.7% as compared to 7.4% for the nine months ended September 30, 2011. These fluctuations are primarily a result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended September 30, 2012 and 2011 was $8.6 million and $8.1 million, respectively. Interest expense increased for the three months ended September 30, 2012 due to an increase in the weighted average interest rate of our senior secured notes compared to our term loan. Interest expense, net for the nine months ended September 30, 2012 decreased to $25.5 million from $25.8 million for the nine months ended September 30, 2011. The decrease for the nine months ended September 30, 2012 was primarily related to a decrease in the average debt outstanding, partially offset by an increase in the weighted average interest rate of our senior secured notes compared to our term loan.

Income tax. During the three and nine months ended September 30, 2012, we recorded income tax expense of $0.5 million and $3.8 million, respectively, as compared to $3.9 million and $11.3 million during the three and nine months ended September 30, 2011. Income tax expense was higher for the nine months ended September 30, 2011 primarily due to the current tax expense associated with the $30 million Screenvision payment received in January 2011 (as discussed in Note 9 - Screenvision Exhibition, Inc. in the Interim Financial Statements) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely. At September 30, 2012 and December 31, 2011, our consolidated deferred tax assets were $85.0 million, before the effects of any valuation allowance. We regularly assess whether it is more likely than not that our deferred tax asset balance will be recovered from future taxable income, taking into account such factors as our earnings history, carryback and carryforward periods and tax planning strategies. When evidence exists that indicates that recovery is uncertain, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the period that such determination is made.

The effective tax rate from continuing operations for the three and nine months ended September 30, 2012 was 61.1% and 44.4%, respectively. The effective tax rate differs from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of our assets and liabilities and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2012 and 2011, we closed one theatre in each period and for the nine months ended September 30, 2012 and 2011, we closed eight and five theatres, respectively. With respect to the closures during the three months ended September 30, 2012 and 2011, we classified one theatre in each period as discontinued operations, and for the nine months ended September 30, 2012 and 2011 we classified five theatres in each period as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $40.6 million as of September 30, 2012 compared to a working capital deficit of $33.4 million at December 31, 2011. The working capital surplus in 2012 resulted from proceeds of $56.3 million received from our common stock offering in April 2012.

At September 30, 2012, we had available borrowing capacity of $25 million under our revolving Credit Facility (as defined below) and approximately $82.0 million in cash and cash equivalents on hand as compared to $13.6 million in cash and cash equivalents at December 31, 2011. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

On April 11, 2012, we issued 4.6 million shares of our common stock at a price to the public of $13.00 per share through a registered public offering, including 0.6 million shares upon the underwriters option to fully exercise the overallotment. The net proceeds from the transaction were approximately $56.3 million. The funds received from the issuance of the shares will be used for general corporate purposes, including working capital, repayment of debt, possible acquisitions and other capital expenditures.

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

Net cash provided by operating activities was $36.2 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $49.5 million for the nine months ended September 30, 2011. Cash provided by operating activities was higher for the nine months ended September 30, 2011 due primarily to the collection of the $30.0 million receivable from Screenvision in January 2011 partially offset by increased box office attendance during the nine months ended September 30, 2012. Net cash used in investing activities was $23.5 million for the nine months ended September 30, 2012 compared to $14.9 million for the nine months ended September 30, 2011. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment and the acquisition of one theatre in June 2012 partially offset by an increase in proceeds from sales of property and equipment. Capital expenditures were $25.9 million and $12.3 million for the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures for the 2012 period were primarily due to the construction of two new build-to-suit theatres opened during the first quarter of 2012 and Big D renovations (as described below). Capital expenditures for the 2011 period related primarily to additional 3-D rollouts, Big D renovations, theatre renovations and upgrades to computer equipment. Net cash provided by financing activities was $55.8 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $28.7 million for the nine months ended September 30, 2011. The increase in our net cash from financing activities is primarily due to the proceeds of $56.3 million received from our common stock offering in April 2012 and the repayment of $25.0 million on our term loan during the nine months ended September 30, 2011.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first nine months of 2012, we closed eight of our underperforming theatres and estimate closing up to a total of 10 theatres for the full year 2012.

We plan to incur between $32 and $36 million in capital expenditures for calendar year 2012. We opened two new build-to-suit theatres during the first quarter of 2012 and plan to open two additional theatres in 2012. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience (“Big D”) includes a larger screen, enhanced sound and premium seating accommodations. As of September 30, 2012, we have 14 Big D auditoriums, including one auditorium in each of our new build-to-suit theatres opened during the first quarter of 2012. We intend to roll out additional Big D auditoriums during the remainder of 2012, including one Big D auditorium in each new build-to-suit theatre.

We actively seek ways to grow our circuit through acquisitions. On March 30, 2012, we completed our purchase of certain assets from Destinta Theatres for approximately $0.7 million. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania.

On September 28, 2012, we entered into a definitive purchase agreement with Rave, pursuant to which, subject to satisfaction of certain conditions, we will acquire all of the membership units of Rave for approximately $19.0 million, subject to customary working capital and other adjustments. We will assume certain liabilities, including certain lease obligations which, upon closing, will be reflected on our consolidated balance sheet as capital lease and financing obligations, in the amount of approximately $100.4 million, subject to customary accounting adjustments to reflect the acquisition date fair value of such obligations. Rave operates 16 theatres located in 7 states. The pending acquisition of Rave supports our growth strategy. We expect to complete the transaction in the fourth quarter of 2012.

7.375% Senior Secured Notes

On April 27, 2012, we issued $210.0 million aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019 (the “Senior Secured Notes”). Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year, beginning on November 15, 2012. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of $8.6 million are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.

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

The Indenture includes covenants that limit the ability of us and our restricted subsidiaries to, among other things: incur additional indebtedness or guarantee obligations; issue certain preferred stock or redeemable stock; subject to certain exceptions, pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell, transfer or otherwise convey certain assets; create or incur liens or other encumbrances; prepay, redeem or repurchase subordinated debt prior to stated maturities; designate our subsidiaries as unrestricted subsidiaries; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into a new or different line of business; and enter into certain transactions with our affiliates. The restrictive covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

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

Revolving Credit Facility

On April 27, 2012, we entered into a revolving credit facility (the “Credit Facility”) by and among us, as borrower, the banks and other financial institutions or entities from time to time parties to the credit agreement governing the Credit Facility (the “Credit Agreement”), as lenders, and Macquarie US Trading LLC as administrative agent. Macquarie US Trading, LLC and Raymond James Bank, N.A. are lenders under the Credit Agreement as initially in effect.

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

The Credit Facility contains covenants which, among other things, limit our ability, and that of our subsidiaries, to:

•	pay dividends beyond certain calculated thresholds or make any other restricted payments to parties other than to us;

•	incur additional indebtedness and financing obligations;

•	create liens on our assets;

•	make certain investments;

•	sell or otherwise dispose of our assets other than in the ordinary course of business;

•	consolidate, merge or otherwise transfer all or any substantial part of our assets;

•	enter into transactions with our affiliates; and

•	engage in businesses other than those in which we are currently engaged or those reasonably related thereto.

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

Contractual Obligations

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the issuance of the Senior Secured Notes. The following table reflects our contractual obligations as of September 30, 2012.

	Less than	1-3	3-5	More than
	one year	years	years	5 years	Total
7.375% Notes[1]	$—	$—	$—	$210.0	$210.0
Interest payments	16.2	31.0	31.0	31.0	109.2
Financing obligations	11.4	23.5	25.7	157.6	218.2
Capital lease obligations	6.1	12.0	11.8	21.5	51.4
Operating leases	45.2	84.4	76.9	201.7	408.2
Contingencies	1.2	—	—	—	1.2
Christie contract	0.2	0.2	0.1	—	0.5
Employment agreement with Chief Executive Officer	0.6	0.2	—	—	0.8

Total contractual cash obligations	$80.9	$151.3	$145.5	$621.8	$999.5

(1)	Includes only principal payments on the Senior Secured Notes.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7 - Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement, dated as of September 28, 2012, by and among Carmike Cinemas, Inc., Rave Reviews Cinemas, L.L.C. and Rave Reviews Holdings, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference). (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Carmike agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

10.1	First Amendment, dated as of September 28, 2012, to the Credit Agreement, dated as of April 27, 2012, by and among Carmike Cinemas, Inc., as borrower, the banks and other financial institutions or entities from time to time parties thereto, as lenders, and Macquarie US Trading LLC as administrative agent and syndication agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as detailed text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: November 1, 2012	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)