Form 10-K
period 2012-12-31
CARMIKE CINEMAS INC
filed 2013-03-14
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2013, 17,786,949 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 29, 2012 was approximately $252.1 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2013 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act (the “Exchange Act”) of 1934. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. Examples of forward-looking statements include our expectations regarding growth, the potential disposition of assets, the estimated value of our real estate, our ticket and concession price increases, our cost control measures, our strategies and operating goals, and our capital expenditure and theatre expansion/closing plans. These statements are based on beliefs and assumptions of management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to:

•	our ability to achieve expected results from our strategic acquisitions;

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in the agreements governing our indebtedness;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of our leverage on our financial condition;

•	prices and availability of operating supplies;

•	the impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates; and

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2012, we owned, operated or had an interest in 249 theatres with 2,502 screens located in 35 states. The majority of our theatres are equipped to provide digital cinema and as of December 31, 2012, we had 232 theatres (93% of our theatres) with 2,359 screens (94% of our screens) on a digital-based platform. In addition, we had 225 theatres (90% of our theatres) with 855 screens (34% of our screens) equipped for 3-D as of December 31, 2012.

We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2012:

State	Theatres	Screens
Alabama	19	224
Arkansas	7	62
Colorado	4	32
Delaware	1	14
Florida	12	137
Georgia	25	278
Idaho	2	17
Illinois	10	108
Indiana	5	78
Iowa	5	61
Kansas	1	12
Kentucky	6	35
Michigan	12	95
Minnesota	6	65
Missouri	1	10
Montana	6	58
Nebraska	2	12
New Mexico	1	2
New York	1	8
North Carolina	23	265
North Dakota	4	30
Ohio	4	35
Oklahoma	10	59
Oregon	1	12
Pennsylvania	19	170
South Carolina	10	88
South Dakota	5	38
Tennessee	23	249
Texas	10	107
Utah	3	39
Virginia	4	34
Washington	1	12
West Virginia	2	20
Wisconsin	3	27
Wyoming	1	9

Totals	249	2,502

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2012, we operated 18 theatres with 133 screens as discount theatres.

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

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre

Total at January 1, 2010	244	2,277	9.3

New construction, acquisitions and partnerships	3	12
Closures	(8)	(53)

Total at December 31, 2010	239	2,236	9.4

New construction and acquisitions	5	60
Closures	(7)	(42)

Total at December 31, 2011	237	2,254	9.5

New construction and acquisitions	23	323
Closures	(11)	(75)

Total at December 31, 2012	249	2,502	10.0

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

We opened four new build-to-suit theatres during the year ended December 31, 2012 and added one auditorium to an existing theatre. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We anticipate opening approximately five new build-to-suit theatres in 2013. Additionally, as opportunities present themselves for consolidation we will evaluate each instance to obtain the highest level of return on investment.

In 2012, we added six “Big D®” format auditoriums. We included one Big D auditorium in each new build-to-suit theatre, while the remaining two were conversions of existing auditoriums. Big D auditoriums include wall to wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2013 and include a Big D auditorium in all new theatres. In addition, we acquired seven IMAX® auditoriums as part of the Rave acquisition (described below) in November 2012. We currently operate 23 Big D and IMAX auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

Acquisitions

On March 30, 2012, we completed our purchase of certain assets from Destinta Theatres for approximately $0.7 million. This acquisition consisted of a seven screen theatre in Clarion, Pennsylvania.

On November 15, 2012, we completed our acquisition of 16 entertainment complexes and 251 screens in seven U.S. states from Rave Reviews Cinemas, L.L.C (“Rave”) for approximately $22.0 million, inclusive of a net working capital adjustment. We also assumed financing obligations in the amount of approximately $110.2 million, after accounting adjustments, to reflect the acquisition date fair value of such obligations.

On December 13, 2012, we completed our purchase of certain assets from Phoenix Big Cinemas for approximately $0.6 million. The acquisition consisted of two theatres and sixteen screens in Kentucky and Tennessee.

The purchase of assets from Destinta Theatres and Phoenix Big Cinemas, and our acquisition of Rave is consistent with our focus on taking advantage of opportunistic small market acquisitions.

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

In connection with the Modified Exhibition Agreement, we received a cash payment of $30.0 million from Screenvision in January 2011. In addition, on October 14, 2010, we received, for no additional consideration, Class C membership units representing, as of that date, approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”). SV Holdco is a holding company that owns and operates the Screenvision business through a subsidiary entity. SV Holdco has elected to be taxed as a partnership for U.S. federal income tax purposes.

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

As of December 31, 2012, we held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2012, the carrying value of our ownership interest in SV Holdco is $6.7 million and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, we have accounted for our investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification (“ASC”) 970-323-25-6.

Our Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give us an interest in the other members’ initial or subsequent capital contributions. As a profits interest, our Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85.0 million as of October 14, 2010. The $85.0 million threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to our Class C membership units has increased to $88.0 million as of December 31, 2012.

We will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of our initial Class C membership units, based upon changes in our future theatre and screen count. However, we will not forfeit more than 25% of the Class C membership units we received in October 2010, and we will not receive bonus units in excess of 33% of the Class C membership units we received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. Our Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that are awarded in future periods, will not be recognized in our consolidated financial statements until such units become non-forfeitable. Upon recognition, we will record our investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6.6 million using the Black Scholes Model. We have applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in our consolidated statement of operations since October 14, 2010. Our non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2012 and 2011.

Operations

Our theatre operations are under the supervision of our Senior Vice President and Chief Operating Officer and our two division managers. The division managers are responsible for implementing our operating policies and supervising our thirteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, advertising, and financial and accounting activities are centralized at our corporate headquarters. We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales.

Box office admissions. The majority of our revenues comes from the sale of movie tickets. For the year ended December 31, 2012, box office admissions totaled $343.1 million, or 64% of total revenues. Excluding the acquired Rave theatres, box office admissions totaled $333.9 million, or 64% of total revenues. At December 31, 2012, of our 249 theatres, 231 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, twelve of which exhibited first-run films at a reduced admission price, and the remaining 18 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance on the Internet for our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $196.2 million, or 36% of total revenues for the year ended December 31, 2012. Excluding the acquired Rave theatres, concessions and other revenues totaled $191.6 million, or 36% of total revenues. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, flavored popcorn, candy, cotton candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs, pizza and pretzels in order to respond to competitive conditions. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

During 2012, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). We are a significant customer of Showtime Concession. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us.

During 2012, we purchased all of our beverage supplies from The Coca-Cola Company (“Coke”). Our contract with Coke to provide beverage supplies to our theatres expires December 31, 2013. If we are unable to continue our relationship with Coke, we could be forced to negotiate with other beverage suppliers whose product may be less favorable to patrons in our markets or at terms which, in the aggregate, may be less favorable to us.

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

Gift Card Program

In November 2012, we launched our gift card program to replace our existing gift certificate program. Our customers may purchase gift cards in any of our participating theatres or online through our website at www.carmike.com. We believe that our gift card program will further increase customer loyalty and provides an additional channel for marketing to our customers.

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

The table below depicts the industry’s top 10 films for the year ended December 31, 2012 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	Marvel's The Avengers	1	Marvel's The Avengers
2	The Dark Knight Rises	2	The Hunger Games
3	The Hunger Games	3	The Twilight Saga: Breaking Dawn Part 2
4	Skyfall	4	The Dark Knight Rises
5	The Twilight Saga: Breaking Dawn Part 2	5	Brave
6	The Amazing Spider-Man	6	The Hobbit: An Unexpected Journey
7	Brave	7	The Amazing Spider-Man
8	The Hobbit: An Unexpected Journey	8	Dr. Seuss' The Lorax
9	Ted	9	Madagascar 3: Europe's Most Wanted
10	Madagascar 3: Europe's Most Wanted	10	Skyfall

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following ten distributors accounted for over 90% of our box office admissions for the year ended December 31, 2012: Walt Disney Studios Motion Pictures, 20th Century Fox, Paramount, Sony Pictures Entertainment, Universal, Summit Entertainment, Warner Brothers, Relativity Media, The Weinstein Company and Lions Gate Features.

Digital Cinema

We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. Additionally, we are responsible for the maintenance of the installed equipment and have entered into a service agreement with Christie at an annual per screen cost of $2,534.

As of December 31, 2012, we had 232 theatres with 2,359 screens on a digital-based platform, and 225 theatres with 855 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

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

Management Information Systems

Prior to August 2012, we utilized a computer system developed for us, which we called IQ-2000 that was installed in each of our theatres. IQ-2000 allowed us to centralize most theatre-level administrative functions at our corporate headquarters. IQ-2000 allowed corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operations of the theatre. IQ-2000 also coordinated payroll, generated operating reports analyzing film performance and theatre profitability, and generated information we use to quickly detect theft. IQ-2000 also facilitated new services such as advanced ticket sales and Internet ticket sales.

In 2011, we began implementing a new point-of-sale system at select theatres developed by Allure Global Solutions, Inc.® (“Allure”). The new point-of-sale system provides similar functionality as IQ-2000 but provides management with improved data tracking, trend analysis and reporting capabilities. We completed the rollout of the new point-of-sale system to all theatres in August 2012. We have active communication between our theatres and corporate headquarters, which allows our senior management to analyze vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.

Competition

The motion picture exhibition industry is fragmented and highly competitive. In markets where we are not the sole exhibitor, we compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which has resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas. To the best of our knowledge, in 2012 competitors opened, announced plans or started construction on new theatres in markets where we have five theatres with 71 screens, representing 4.1% of our total attendance for the year ended December 31, 2012.

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

The Americans with Disabilities Act (“ADA”), which became effective in 1992, and certain state statutes and local ordinances, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to patrons with disabilities. The ADA requires that theatres be constructed to permit persons with disabilities full use of a theatre and its facilities. For example, we are aware of several lawsuits that have been filed against other exhibitors by disabled moviegoers alleging that certain stadium seating designs violate the ADA. Also, the ADA may require certain modifications be made to existing theatres in order to accommodate patrons and employees who are disabled, including the use of closed-captioning for the hearing impaired.

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

Employees

As of December 31, 2012, we had approximately 7,119 employees, none of whom were covered by collective bargaining agreements and 6,001 of whom were part-time. As of December 31, 2012, approximately 48% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Trademarks and Trade-Names

We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, Big D®, Carmike Rewards®, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola®, Christie®, RealD®, Screenvision®, Allure Global Solutions, Inc.® and IMAX® are registered trademarks used in this Annual Report on Form 10-K and are owned by and belong to each of these companies, respectively.

Corporate Information

Carmike Cinemas, Inc. was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of our predecessor, the Martin Theatres circuit. Our predecessor companies date back to the 1930s. Our principal executive offices are located at 1301 First Avenue, Columbus, Georgia 31901, and our telephone number is (706) 576-3400.

Website Access

Our website address is www.carmike.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports required to be filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act at our website under the heading “Carmike Investors, SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file such material or furnish it to the SEC. The SEC maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding us. Our SEC file number reference is Commission File No. 000-14993.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 1, 2013 regarding our executive officers.

Name	Age	Title
S. David Passman III	60	President and Chief Executive Officer
Fred W. Van Noy	55	Senior Vice President, Chief Operating Officer
Richard B. Hare	46	Senior Vice President—Finance, Treasurer, and Chief Financial Officer
Daniel E. Ellis	44	Senior Vice President, General Counsel and Secretary
John A. Lundin	63	Vice President—Film
Jeffrey A. Cole	53	Assistant Vice President—Controller

S. David Passman III, 60, has served as President and Chief Executive Officer of Carmike since June 2009 and director since June 2003. Previously, Mr. Passman served as President and CEO of IBS-STL, Inc., a book publishing and distribution company, from June 2005 until January 2009. He served as the President of the Harland Printed Products and Harland Checks divisions of John H. Harland Company, a provider of printed products and software and related services to the financial institution market, from 1999 to 2003, and also served as its CFO from 1996 to 1999. Mr. Passman is a former partner of Deloitte & Touche LLP, a public accounting firm, where he served as the Managing Partner of the Atlanta office from 1993 to 1996.

Fred W. Van Noy, 55, joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer. Mr. Van Noy also served as a director of Carmike Cinemas from 2004 to 2012.

Richard B. Hare, 46, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Daniel E. Ellis, 44, joined us as Senior Vice President, General Counsel and Secretary in August 2011. Mr. Ellis previously served in several roles with Lodgian, Inc., a publicly traded owner and operator of hotels from 1999 until 2011. Prior to its sale to a private equity fund in 2010, Mr. Ellis served as Lodgian’s President and Chief Executive Officer and was a member of the Board of Directors and its Executive Committee from 2009 through 2010. He served as the company’s Senior Vice-President, General Counsel and Secretary from 2002 through 2009 and retained the titles of General Counsel and Secretary upon his promotion in 2009. Prior to joining Lodgian, Mr. Ellis served as an Assistant District Attorney for the State of Georgia.

John Lundin, 63, joined us in January 2010 as Vice President – Film. Prior to joining us, Mr. Lundin served as the District Manager for Sony Pictures Distribution, a motion picture distributor, from July 2009 to January 2010. Prior to joining Sony Pictures, he served as VP-Film for Cinemark USA Inc., a motion picture exhibitor, since 1995.

Jeffrey A. Cole, 53, joined us in December 2005 as Assistant Vice President-Controller. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

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

We have a significant amount of indebtedness. As of December 31, 2012, we have approximately $434.7 million of indebtedness outstanding (which does not reflect amounts that may be borrowed under our revolving credit facility (the “Credit Facility”)), all of which is secured, and we have approximately $25.0 million available for borrowings under the Credit Facility, subject to meeting customary borrowing conditions. We also have, and will continue to have, significant lease obligations. As of December 31, 2012, our total operating, capital and financing lease obligations with terms over one year totaled $876.0 million. Our substantial amount of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•

result in an event of default if we fail to satisfy our obligations with respect to our 7.375% Senior Secured Notes due 2019 (the “Senior Secured Notes”) or other debt or fail to comply with the financial and other restrictive covenants contained in the Credit Facility and the Indenture governing the Senior Secured Notes or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

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

In addition, borrowings under the Credit Facility will bear interest at variable rates. If we were to borrow funds under the Credit Facility and these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.

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

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing such outstanding indebtedness. If such a default were to occur, the note holders or lenders, as the case may be, under such indebtedness could elect to declare all amounts outstanding under it immediately due and payable, and in the case of the Credit Facility, the lenders would not be obligated to continue to advance funds under the Credit Facility. If the amounts outstanding under our debt were accelerated, it could cause an event of default under other indebtedness or allow other indebtedness to be accelerated.

The Indenture governing the Senior Secured Notes and the Credit Agreement contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The indenture governing the Senior Secured Notes and the credit agreement (the “Credit Agreement”) governing the Credit Facility impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

Our ability to comply with these covenants may be affected by events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. A breach of any of the covenants contained in the indenture governing the Senior Secured Notes or in the Credit Agreement, including our inability to comply with any financial covenants, could result in an event of default, which would allow the noteholders or the lenders under the Credit Facility, as the case may be, to declare all borrowings outstanding to be due and payable under such indebtedness, which would in turn trigger an event of default under other indebtedness. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of funding, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing that indebtedness.

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

Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theatres. The film distribution business is highly concentrated, therefore any deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. In addition, because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually.

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

We rely heavily on our point-of-sale system, to operate our business and a failure of this system could harm our business.

We depend on our point-of-sale computer system, to operate our business and issue tickets to patrons at our theatres. A substantial system failure could restrict our ability to issue tickets timely to our patrons and could reduce the attractiveness of our services and cause our patrons to attend another theatre. In addition, we rely on our point-of-sale system to centralize most theatre-level administrative functions at our corporate headquarters such as coordinating payroll, tracking theatre invoices, generating operating reports to analyze film performance and theatre profitability, and generating information to quickly detect theft. Disruption in, changes to, or a breach of the point-of-sale system could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

We completed the rollout of a new point-of-sale system to all theatres in August 2012. Errors encountered in the transition to the new point-of-sale system could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2012, approximately 48% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs. We are subject to various federal, state and local environmental laws. See Item 1 “Business—Regulatory Environment.”

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2012 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $32.7 million of federal and state operating loss carryforwards with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

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

We determined that at the date of the 2008 ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis as of the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards. The amount of disallowed realized built-in-losses (“RBILs”) could increase if the Company disposes of assets with built-in losses at the ownership change date within the recognition period.

An ownership change was also deemed to have occurred during the second quarter of 2012. We are still analyzing the impact of the change, but we do not believe this change will further limit our ability to utilize our net operating loss carryforwards or certain other deductions.

While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results.

During 2007, we established a valuation allowance for substantially all of our deferred tax assets, primarily due to the realization of significant losses and uncertainty regarding the amount of future taxable income that we could forecast. Management assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At December 31, 2012, based on the weight of all the positive and negative evidence, management concluded that it was more likely than not that our net deferred tax assets of $86.5 million will be realized based upon future taxable income and therefore, we reversed the valuation allowance at December 31, 2012.

Management’s conclusion at December 31, 2012 that it is more likely than not that our net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, a valuation allowance may need to be established for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and results of operations.

Disruption or non-renewal of our relationship with our primary concession suppliers could harm our margins on concessions.

We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from Showtime Concession, and we are by far its largest customer. In return for our concession supplies, we pay Showtime Concession at prices that are based on the type of concession supplied. If this relationship were disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us.

We purchase all of our beverage supplies from The Coca-Cola Company. Our current agreement with The Coca-Cola Company expires on December 31, 2013. Under the agreement, The Coca-Cola Company may raise beverage supply costs up to 10% annually through the term of the agreement. Our margins on concessions revenue may decline to the extent we are unable to pass on increases in our concession costs to our customers in a rate at or near the rate of cost increases.

Our development of new theatres poses a number of risks.

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. We anticipate our development activities in 2013 will consist of approximately five theatres. Developing new theatres requires a significant amount of time and resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Contractors may have difficulty in obtaining financing for construction. We face significant competition for potential theatre locations. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

We expect to expand through acquisitions, which may divert our management’s attention and result in unexpected operating difficulties, increased costs and dilution to our stockholders. We also may never realize the anticipated benefits of any acquisitions.

We have acquired theatres and theatre circuits, and as part of our growth strategy, we expect to seek to acquire additional theatres and theatre circuits. We may have difficulty identifying suitable acquisition candidates and even if we identify suitable candidates, we anticipate significant competition (including from possible buyers with greater financial resources) when trying to acquire these theatres, and there can be no assurances that we will be able to acquire such theatres at reasonable prices or on favorable terms.

To complete a future acquisition, we may determine that it is necessary to use a substantial amount of our cash or engage in equity or debt financing. This could result in significant dilution to our existing stockholders or a significant increase in our leverage. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital in the future and to pursue other business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, which could limit our ability to engage in acquisitions. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations and the market price of our securities could be adversely affected.

There can be no assurance that we will be able to generate sufficient cash flow from any acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits. Nor can there be any assurance that our profitability will be improved by any one or more acquisitions or that other anticipated benefits will result. If we cannot generate sufficient cash flow to service debt incurred to finance an acquisition, our results of operations and profitability would be adversely affected.

Any acquisition may involve operating risks, such as:

•	the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;

•	the potential disruption of our ongoing business and incurring significant costs associated with pursuing and completing acquisitions;

•	the diversion of management’s attention and other resources;

•	the possible inability of management to maintain uniform standards, controls, procedures and policies;

•	the risks of entering markets in which we have little or no experience;

•	the requirement to divest existing or acquired theatres under antitrust and competition laws or regulations;

•	the possibility that any liabilities we may incur or assume from acquired theatres may prove to be more burdensome than anticipated; and

•	the possibility that any acquired theatres do not perform as expected.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include attendance levels, admissions and concessions pricing and the weighted average cost of capital. Accordingly, actual results could vary significantly from such estimates. We had long-lived asset impairment charges, from our continuing operations, in each of the last five fiscal years totaling $69.0 million. For fiscal years 2012, 2011 and 2010, our impairment charges from our continuing operations were $4.3 million, $3.2 million and $7.9 million, respectively.

Our business makes us vulnerable to fears of terrorism, other forms of mass violence or health-related epidemics, which could cause customers to avoid crowded settings.

Fears of unexpected events including terrorist attacks or other forms of mass violence aimed at crowded settings or health-related epidemics, such as influenza outbreaks, could cause people to avoid theatres or other public places where crowds are in attendance. In addition, natural disasters such as hurricanes, flooding, tornados or earthquakes, could hinder our ability to operate one or more of our theatres. Any of these events, or fears of these events, could adversely affect our results of operations.

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

As of December 31, 2012, we owned, operated, or had an interest in 62 of our theatres and leased 187 of our theatres. A list of our theatres, by state, is included above under “Business—Overview.”

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

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2012 was $15.00 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2011 through December 31, 2012.

2012	High	Low	Dividends
Fourth Quarter	$15.34	$11.07	$—
Third Quarter	$15.59	$11.04	$—
Second Quarter	$15.80	$12.16	$—
First Quarter	$14.20	$5.98	$—

2011	High	Low	Dividends
Fourth Quarter	$8.58	$5.70	$—
Third Quarter	$7.30	$5.14	$—
Second Quarter	$7.71	$6.51	$—
First Quarter	$8.11	$6.45	$—

As of December 31, 2012, there were 291 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2012, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2012, we did not repurchase any of our equity securities.

No dividends were paid during fiscal years 2011 and 2012. Currently, we plan to allocate our capital primarily to fund capital projects, including new build-to-suit theatres and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The following stock performance graph compares, for the five year period ended December 31, 2012, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and a peer group of three public companies engaged in the motion picture exhibition industry. The peer group consists of Cinemark Holdings, Inc., Reading International, Inc., and Regal Entertainment Group. Measurement points are the last trading day for each year ended December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in our common stock, the NASDAQ Market Index and a peer group consisting of motion picture exhibitors and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

[GRAPHIC APPEARS HERE]

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2012 (other than operating data) are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions, except per share and per patron data)
Statement of Operations Data:
Revenues:
Admissions	$343.1	$307.1	$322.5	$338.3	$304.7
Concessions and other	196.2	170.7	161.2	165.4	156.5

Total operating revenues	539.3	477.8	483.7	503.7	461.2

Operating costs and expenses:
Film exhibition costs	186.0	165.9	178.1	187.2	167.0
Concession costs	23.2	19.7	17.6	17.0	16.9
Other theatre operating costs	211.7	200.4	206.9	205.0	187.3
General and administrative expenses	24.5	19.1	17.6	16.1	19.4
Severance agreement charges	0.5	0.8	—	5.5	—
Depreciation and amortization	33.4	32.1	31.7	33.7	36.9
Loss (gain) on sale of property and equipment	1.0	0.3	(0.7)	(0.4)	(1.4)
Write-off of note receivable	—	0.8	—	—	—
Impairment of long-lived assets (1)	4.3	3.2	7.9	17.5	36.1

Total operating costs and expenses	484.6	442.3	459.1	481.6	462.2

Operating income (loss)	54.7	35.5	24.6	22.1	(1.0)
Interest expense	36.0	34.1	36.0	33.1	40.8
Gain on sale of investments	—	—	—	—	(0.5)
Loss on extinguishment of debt	5.0	—	2.6	—	—

Income (loss) before income tax and income from unconsolidated affiliates	13.7	1.4	(14.0)	(11.0)	(41.3)
Income tax (benefit) expense (3)	(80.8)	10.5	(0.5)	4.2	0.4
Income from unconsolidated affiliates	1.2	1.8	1.2	—	—

Income (loss) before discontinued operations	95.7	(7.3)	(12.3)	(15.2)	(41.7)
Income (loss) from discontinued operations, net of tax	0.6	(0.4)	(0.3)	(0.2)	0.3

Net income (loss)	$96.3	$(7.7)	$(12.6)	$(15.4)	$(41.4)

Weighted average shares outstanding (in thousands)
Basic	15,761	12,807	12,751	12,678	12,661
Diluted	16,086	12,807	12,751	12,678	12,661
Income (loss) per common share:
Basic	$6.11	$(0.60)	$(0.99)	$(1.22)	$(3.28)
Diluted	$5.99	$(0.60)	$(0.99)	$(1.22)	$(3.28)
Dividends declared per share	$—	$—	$—	$—	$0.35

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data (at year end):
Cash and cash equivalents	$68.5	$13.6	$13.1	$25.7	$10.9
Property and equipment, net of accumulated depreciation (1)	444.9	355.9	368.2	390.6	431.8
Total assets	712.7	422.9	454.8	454.0	483.5
Total debt (2)	434.7	315.4	353.4	369.1	392.3
Accumulated deficit	(189.0)	(285.3)	(277.6)	(265.1)	(249.6)
Total stockholders’ equity (deficit)	$149.4	$(5.6)	$0.1	$11.3	$25.2

Other Financial Data:
Net cash provided by operating activities	$52.4	$69.9	$27.7	$49.9	$25.1
Net cash (used in) provided by investing activities	(52.6)	(29.6)	(12.9)	(10.5)	0.6
Net cash provided by (used in) financing activities	55.1	(39.7)	(27.5)	(24.5)	(36.8)
Capital expenditures	$35.1	$19.3	$16.9	$13.5	$11.7

Operating Data:
Theatres at year end	249	237	239	244	250
Screens at year end	2,502	2,254	2,236	2,277	2,287
Average screens in operation	2,286	2,230	2,266	2,285	2,309
Average screens per theatre	9.7	9.5	9.4	9.2	9.0
Total attendance (in thousands)	50,357	47,177	47,909	52,702	49,872
Average admissions per patron	$6.85	$6.57	$6.85	$6.52	$6.32
Average concessions and other sales per patron	$3.91	$3.66	$3.43	$3.21	$3.24
Average attendance per screen	22,032	21,155	21,140	23,070	21,598

(1)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.
(2)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations.
(3)	During the quarter ended December 31, 2012, we determined that it is more likely than not that the majority of our deferred tax assets would be realized in the future and accordingly we have released our valuation allowance against our deferred tax assets of $86.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2012 we owned, operated or had an interest in 249 theatres with 2,502 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2012, we had 232 theatres with 2,359 screens on a digital-based platform, and 225 theatres with 855 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On March 30, 2012, we finalized our purchase of certain assets from Destinta Theatres for approximately $0.7 million. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania. On November 15, 2012, we completed our acquisition of 16 entertainment complexes and 251 screens in seven U.S. states from Rave Reviews Cinemas, L.L.C (“Rave”) for approximately $22.0 million, inclusive of a net working capital adjustment. We also assumed financing obligations in the amount of approximately $110.2 million, after accounting adjustments, to reflect the acquisition date fair value of such obligations. On December 13, 2012, we completed our purchase of certain assets from Phoenix Big Cinemas for approximately $0.6 million. The acquisition consisted of two theatres and sixteen screens in Kentucky and Tennessee.

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened four new build-to-suit theatres during the year ended December 31, 2012 and added one auditorium to an existing theatre. We anticipate opening approximately five new build-to-suit theatres in 2013.

In 2012, we added six “Big D®” format auditoriums. We included one Big D auditorium in each new build-to-suit theatre, while the remaining two were conversions of existing auditoriums. Big D auditoriums include wall to wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2013 and include a Big D auditorium in all new theatres. In addition, we acquired seven IMAX auditoriums as part of the Rave acquisition in November 2012. We currently operate 23 Big D and IMAX auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

Revenues

We derive almost all of our revenues from box office receipts and concession sales with additional revenues from screen advertising sales, our two Hollywood Connection fun centers, and other revenue streams, such as electronic video games located in some of our theatres and theatre rental fees. Successful films released during the year ended December 31, 2012 included Marvel’s The Avengers, which grossed over $600 million in domestic box office; The Dark Knight Rises and The Hunger Games, which both grossed over $400 million in domestic box office; and Skyfall, The Twilight Saga: Breaking Dawn Part 2, The Amazing Spider-Man, Brave, The Hobbit: An Unexpected Journey, Ted, Madagascar 3: Europe’s Most Wanted and Dr. Seuss’ The Lorax, which all grossed over $200 million in domestic box office. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

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

	Year Ended December 31,
	2012	2011	2010
Revenues:
Admissions	64%	64%	67%
Concessions and other	36%	36%	33%

Total operating revenues	100%	100%	100%

Operating costs and expenses:
Film exhibition costs (1)	34%	35%	37%
Concession costs	4%	4%	4%
Other theatre operating costs	39%	42%	42%
General and administrative expenses	5%	4%	4%
Severance agreement charges	—%	—%	—%
Depreciation and amortization	6%	7%	7%
Loss (gain) on sale of property and equipment	—%	—%	—%
Write-off of note receivable	—%	—%	—%
Impairment of long-lived assets	1%	1%	1%

Total operating costs and expenses	89%	93%	95%

Operating income	11%	7%	5%
Interest expense	7%	7%	8%
Loss on extinguishment of debt	1%	—%	—%

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income tax and income from unconsolidated affiliates	3%	—%	(3)
Income tax (benefit) expense	(15)%	2%	—%
Income from unconsolidated affiliates	—%	—%	—%

Income (loss) from continuing operations	18%	(2)%	(3)%
Income (loss) from discontinued operations	—%	—%	—%

Net income (loss)	18%	(2)%	(3)%

(1)	Film exhibition costs include advertising expenses.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation and includes the impact of the acquired Rave theatres from November 15, 2012.

	Year ended December 31,
	2012	2011
Average theatres	236	236
Average screens	2,286	2,230
Average attendance per screen (1)	22,032	21,155
Average admission per patron (1)	$6.85	$6.57
Average concessions and other sales per patron (1)	$3.91	$3.66
Total attendance (in thousands) (1)	50,357	47,177
Total revenues (in thousands)	$539,324	$477,816

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2012 were estimated to have increased by approximately 6.5% in comparison to 2011. The industry-wide increase was primarily driven by the success of high profile films, such as Marvel’s The Avengers, The Dark Knight Rises, and The Hunger Games, which all grossed over $400 million in box office revenues. We experienced an increase of 11.7% in admissions revenues for 2012. Excluding admissions revenues of $9.2 million from the Rave theatres acquired, our admissions revenues increased 8.7% for 2012. We believe our admissions revenue increased more than that of the industry due to certain films that played better in our smaller markets than in larger metropolitan markets.

Total revenues increased 12.9% to $539.3 million for the year ended December 31, 2012 compared to $477.8 million for the year ended December 31, 2011, due to an increase in total attendance from 47.2 million in 2011 to 50.4 million in 2012, an increase in average admissions per patron from $6.57 in 2011 to $6.85 in 2012 and an increase in concessions and other sales per patron from $3.66 in 2011 to $3.91 in 2012. Excluding the acquired Rave theatres, total revenues increased 10.0% to $525.5 million. The increase in total revenues, excluding the acquired Rave theatres, was due to an increase in total attendance from 47.2 million to 49.2 million, an increase in average admissions per patron from $6.57 in 2011 to $6.82 in 2012 and an increase in concessions and other sales per patron from $3.66 in 2011 to $3.91 in 2012. Admissions revenues increased 11.7% to $343.1 million in 2012 from $307.1 million in 2011, due to the increases in total attendance and average admissions per patron. Excluding admissions revenues of $9.2 million from the acquired Rave theatres, admissions revenue increased 8.7% to $333.9 million in 2012 from $307.1 million in 2011. Concessions and other revenues increased 15.0% to $196.2 million in 2012 from $170.7 million in 2011, due to the increases in total attendance and average concessions and other sales per patron. Excluding concessions and other revenues from the acquired Rave theatres, concessions and other revenues increased 12.2% to $191.6 million in 2012 from $170.7 million in 2011.

We operated 249 theatres with 2,502 screens at December 31, 2012 and 237 theatres with 2,254 screens at December 31, 2011.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented and includes the impact of the acquired Rave theatres from November 15, 2012.

	Year ended December 31,
($’s in thousands)	2012	2011	% Change
Film exhibition costs	$186,016	$165,934	12
Concession costs	$23,239	$19,690	18
Other theatre operating costs	$211,746	$200,390	6
General and administrative expenses	$24,547	$19,084	29
Severance agreement charges	$473	$845	(44)
Depreciation and amortization	$33,370	$32,083	4
Loss on sale of property and equipment	$968	$333	n/m
Write-off of note receivable	$—	$750	n/m
Impairment of long-lived assets	$4,253	$3,239	31

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2012 increased to $186.0 million as compared to $165.9 million for the year ended December 31, 2011 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 54.2% for the year ended December 31, 2012, as compared to 54.0% for the year ended December 31, 2011, primarily as a result of more top-tier films in 2012, which typically carry higher film rent. Excluding the acquired Rave theatres, film exhibition costs for the year ended December 31, 2012 increased to $181.0 million as compared to $165.9 million for the year ended December 31, 2011 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Rave theatres, film exhibition costs were 54.2% for the year ended December 31, 2012 as compared to 54.0% for the year ended December 31, 2011.

Concessions costs. Concession costs for the year ended December 31, 2012 increased to $23.2 million as compared to $19.7 million for the year ended December 31, 2011. As a percentage of concessions and other revenues, concession costs were 11.8% for the year ended December 31, 2012, as compared to 11.5% for the year ended December 31, 2011 primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential. Excluding the acquired Rave theatres, concession costs for the year ended December 31, 2012 increased to $22.5 million as compared to $19.7 million for the year ended December 31, 2011. Excluding the acquired Rave theatres, as a percentage of concessions and other revenues, concession costs were 11.7% for the year ended December 31, 2012, as compared to 11.5% for the year ended December 31, 2011.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2012 increased to $211.7 million as compared to $200.4 million for the year ended December 31, 2011. Excluding the acquired Rave theatres, other theatre operating costs for the year ended December 31, 2012 increased to $207.7 million as compared to $200.4 million for the year ended December 31, 2011. The increase in our other theatre operating costs are primarily the result of increases in salaries and wages expense of $3.5 million due primarily to attendance increases and theatres acquired during 2012, theatre occupancy costs of $4.7 million due primarily to new build-to-suit theatres and theatres acquired during 2012, repair and maintenance costs of $0.7 million, and property taxes of $0.7 million due primarily to new build-to-suit theatres and theatres acquired during 2012.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 increased to $24.5 million as compared to $19.1 million for the year ended December 31, 2011. The increase in our general and administrative expenses is primarily the result of increased professional fees of $4.1 million related to acquisition activities.

Severance agreement charge. We recorded a severance charge of $0.5 million for the year ended December 31, 2012. The charge was related to the departure of our Vice President-General Manager Theatre Operations.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2012 increased 4.0% as compared to the year ended December 31, 2011 due to a combination of higher balances of property and equipment due to theatre openings and acquisitions and a reassessment of the useful lives of certain assets.

Net loss on sales of property and equipment. We recognized a loss of $1.0 million on the sales of property and equipment for the year ended December 31, 2012 as compared to a loss of $0.3 million for the year ended December 31, 2011. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2012 increased to $4.3 million compared to $3.5 million for the year ended December 31, 2011. For 2012, impairment charges related to fixed assets were primarily the result of (1) our plan to replace two owned theatres prior to the end of their useful lives, resulting in $2.4 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) deterioration in the full-year operating results of certain theatres resulting in $0.1 million in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1.8 million in impairment charges using valuation inputs as of the date of the impairment analysis.

When evaluating declining trends in theatre-level operating results, we give consideration to the seasonality of the business, with significant revenue and cash flow being generated in the summer and year-end holiday season as well as the effects of competition. Additionally, we evaluate the financial results on an on-going basis, but only after the theatre and its financial results have matured. For purposes of estimating the impairment loss, the fair value of the asset group was determined primarily by the use of a discounted cash flow model that included inputs consistent with those expected to be used by market participants.

Operating income. Operating income for the year ended December 31, 2012 was $54.7 million as compared to operating income of $35.5 million for the year ended December 31, 2011. Excluding the acquired Rave theatres, operating income for the year ended December 31, 2012 was $52.1 million. The increase in our operating income is primarily due to increases in box office attendance, average admissions per patron and average concessions and other sales per patron, along with the other factors described above.

Interest expense, net. Interest expense, net for the year ended December 31, 2012 increased to $36.0 million from $34.1 million for the year ended December 31, 2011. The increase is primarily related to an increase in the weighted average interest rate of our Senior Secured Notes compared to our term loan, partially offset by a decrease in the average debt outstanding.

Income tax.

	Year Ended December 31,
	2012	2011
Income from continuing operations	$13,747	$1,355

Federal tax expense, at statutory rates	4,813	474
State tax (benefit) expense, net of federal tax effects	(249)	232
Permanent non-deductible expenses	97	65
Reduction in prior year tax	58	324
Tax effect of uncertain tax position	152	55
Impact of equity investment income at statutory tax rate	476	697
Reduction in gross deferred tax assets due to IRC Section 382	396	—
(Decrease) increase in valuation allowance	(86,533)	8,632

Total tax (benefit) expense from continuing operations	$(80,790)	$10,479

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date.

We recognized an income tax benefit of $80.8 million during the year ended December 31, 2012. This consisted primarily of a benefit of $86.5 million resulting from the release of our valuation allowance against our deferred tax assets. After reviewing all positive and negative evidence at December 31, 2012, we determined that it was more likely than not that our deferred tax asset balance would be recovered from future taxable income and reversed the valuation allowance on our deferred tax assets. We considered all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At December 31, 2012, we had generated cumulative pre-tax income for the most recent rolling three-year period. We believe that the improvement in operating results is primarily related to our focus on improving our circuit by modernizing existing theatres, closing underperforming theatres and through accretive acquisitions. We concluded that this record of cumulative profitability in recent years, our large amount of taxable income available in the carryback period, the acquisition of the Rave theatres in 2012, our trend of improving earnings and the timing of reversals of our deferred tax liabilities creating future taxable income outweigh any negative evidence identified. As a result, we reversed the valuation allowance on our deferred tax assets.

As of December 31, 2012 and 2011, the amount of unrecognized tax benefits related to continuing operations was $2.7 million.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2012 and 2011, we closed eleven and seven theatres, respectively. Of those closures, in 2012 and 2011, we classified six and five theatres, respectively, as discontinued operations and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our continuing operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Income from discontinued operations for the year ended December 31, 2012 was $567,000, including gain on disposal of assets of $1,168,000, as compared to a loss of $383,000, including gain on disposal of assets of $231,000 for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Year ended December 31,
	2011	2010
Average theatres	236	242
Average screens	2,230	2,266
Average attendance per screen (1)	21,155	21,140
Average admission per patron (1)	$6.57	$6.85
Average concessions and other sales per patron (1)	$3.66	$3.43
Total attendance (in thousands) (1)	47,177	47,909
Total revenues (in thousands)	$477,816	$483,686

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

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

Total revenues decreased 1.2% to $477.8 million for the year ended December 31, 2011 compared to $483.7 million for the year ended December 31, 2010, due to a decrease in total attendance from 47.9 million in 2010 to 47.2 million in 2011, and a decrease in average admissions per patron from $6.85 in 2010 to $6.57 in 2011, partially offset by an increase in concessions and other sales per patron from $3.43 in 2010 to $3.66 in 2011. Admissions revenue decreased 4.8% to $307.1 million in 2011 from $322.5 million in 2010, due to the decreases in total attendance and average admissions per patron and increased discounts and promotional activities during 2011 along with a change in the mix of 2-D versus 3-D attendance. Concessions and other revenues increased 5.9% to $170.7 million in 2011 from $161.2 million in 2010, due to the increase in average concessions and other sales per patron partially offset by the decrease in total attendance.

We operated 237 theatres with 2,254 screens at December 31, 2011 and 239 theatres with 2,236 screens at December 31, 2010.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2011	2010	% Change
Film exhibition costs	$165,934	$178,098	(7)
Concession costs	$19,690	$17,636	12
Other theatre operating costs	$200,390	$206,848	(3)
General and administrative expenses	$19,084	$17,570	9
Severance agreement charges	$845	—	n/m
Depreciation and amortization	$32,083	$31,672	1
Loss (gain) on sale of property and equipment	$333	$(667)	n/m
Write-off of note receivable	$750	—	n/m
Impairment of long-lived assets	$3,239	$7,921	(59)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2011 decreased to $165.9 million as compared to $178.1 million for the year ended December 31, 2010 primarily due to a decrease in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 54.0% for the year ended December 31, 2011, as compared to 55.2% for the year ended December 31, 2010, primarily as a result of lower film rent on 3-D and top-tier films in 2011 and a reduction in advertising expense.

Concessions costs. Concession costs for the year ended December 31, 2011 increased to $19.7 million as compared to $17.6 million for the year ended December 31, 2010. As a percentage of concessions and other revenues, concessions costs were 11.5% for the year ended December 31, 2011, as compared to 10.9% for the year ended December 31, 2010 primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2011 decreased to $200.4 million as compared to $206.8 million for the year ended December 31, 2010. The decrease in our other theatre operating costs are primarily the result of a decrease in repair and maintenance costs of $2.1 million, theatre occupancy costs resulting from lower percentage rent obligations of $1.8 million, 3-D equipment service charges of $1.5 million, salaries and wages expense of $1.4 million, and a decrease in taxes and license fees of $1.2 million. Taxes and license fees were negatively impacted in 2010 by the recording of sales and use taxes totaling approximately $1.0 million identified as a result of an audit. The underpayment of such taxes occurred in 2005 and 2006.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 increased to $19.1 million as compared to $17.6 million for the year ended December 31, 2010. The increase in our general and administrative expenses is primarily due to an increase in incentive compensation of $1.0 million and travel expenses of $0.5 million.

Severance agreement charge. We recorded a severance charge of $0.8 million for the year ended December 31, 2011. The charge was related to the departure of our former Senior Vice President, General Counsel and Secretary (see Note 20—Severance Agreement Charges).

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2011 increased 1.3% as compared to the year ended December 31, 2010 due to a combination of higher balances of property and equipment due to theatre openings and a reassessment of the useful lives of certain assets.

Net gain on sales of property and equipment. We recognized a loss of $0.3 million on the sales of property and equipment for the year ended December 31, 2011 as compared to a gain of $0.7 million for the year ended December 31, 2010. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2011 decreased to $3.5 million compared to $8.2 million for the year ended December 31, 2010. For 2011, impairment charges related to fixed assets were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $2.1 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $0.7 million in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decline in the market value of a previously closed theatre, resulting in a charge of $0.7 million.

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

Operating income (loss). Operating income for the year ended December 31, 2011 was $35.5 million as compared to operating income of $24.6 million for the year ended December 31, 2010. The increase in our operating income is primarily due to a decrease in other theatre operating costs and impairment of long-lived assets in 2011 along with the other factors described above.

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

Our income tax expense from continuing operations was $10.5 million at December 31, 2011 and a benefit of $0.5 million at December 31, 2010. Because of the limitation imposed on our ability to use certain deferred tax assets by IRC Sec. 382, our income tax expense (benefit) is primarily determined by reference to current taxable income. In addition, we have concluded that the realization of our deferred tax assets is generally not likely; therefore, we have recorded a valuation allowance against the portion which we believe will not be realized.

The increase in our income tax provision from 2010 to 2011 is due primarily to the current tax expense associated with the $30 million Screenvision payment received in January 2011 (as discussed in Note 11- Screenvision Transaction) and the inability to recognize an associated deferred tax benefit, due to our ongoing assessment that the realization of our deferred tax assets is unlikely.

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

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2011 and 2010, we closed seven and eight theatres, respectively. Of those closures, in 2011 and 2010, we classified five and two theatres, respectively, as discontinued operations and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Loss from discontinued operations for the year ended December 31, 2011 was $383,000, including gain on disposal of assets of $231,000, as compared to a loss of $300,000, including gain on disposal of assets of $247,000 for the year ended December 31, 2010.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operations are primarily conducted on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $16.8 million as of December 31, 2012 compared to a working capital deficit of $33.4 million at December 31, 2011. The working capital surplus at December 31, 2012 resulted from proceeds of $56.3 million received from our common stock offering in April 2012.

At December 31, 2012, we had available borrowing capacity of $25 million under our revolving credit facility and approximately $68.5 million in cash and cash equivalents on hand as compared to available borrowing capacity of $30 million under our revolving credit facility and approximately $13.6 million in cash and cash equivalents on hand at December 31, 2011. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $52.4 million for the year ended December 31, 2012 as compared to $69.9 million for the same period in 2011. Cash provided by operating activities was higher for the year ended December 31, 2011 due primarily to the collection of a $30.0 million receivable from Screenvision in January 2011 and a reduction in accounts payable and accrued expenses in 2012 as compared to the prior period, partially offset by increased box office attendance during the year ended December 31, 2012. Net cash used in investing activities was $52.6 million for the year ended December 31, 2012 as compared to $29.6 million for the same period in 2011. The increase in our net cash used in investing activities is primarily due to an increase in purchases of property and equipment and theatre acquisitions, partially offset by an increase in proceeds from sales of property and equipment. Capital expenditures were $35.1 million for the year ended December 31, 2012 as compared to $19.3 million for the same period in 2011. For the year ended December 31, 2012, net cash provided by financing activities was $55.1 million as compared to net cash used in financing activities of $39.7 million for the same period in 2011. The increase in our net cash provided by financing activities is primarily due to the proceeds of $56.3 million received from our common stock offering in April 2012 and the repayment of $35.0 million on our term loan during 2011, partially offset by the incurrence of $8.6 million of debt issuance costs in 2012.

Net cash provided by operating activities was $69.9 million for the year ended December 31, 2011 as compared to $27.7 million for the same period in 2010. The increase in our cash provided by operating activities was due primarily to the collection of the $30.0 million receivable from Screenvision and an increase in accounts payable and accrued expenses as compared to the prior period. Net cash used in investing activities was $29.6 million for the year ended December 31, 2011 as compared to $12.9 million for the same period in 2010. The increase in our net cash used in investing activities is primarily due to an increase in purchases of property and equipment, theatre acquisitions and our voluntary capital contribution to SV Holdco in September 2011. Capital expenditures were $19.3 million for the year ended December 31, 2011 as compared to $16.9 million for the same period in 2010. For the year ended December 31, 2011, net cash used in financing activities was $39.7 million as compared to $27.5 million for the same period in 2010. The increase in our net cash used in financing activities is primarily due to the repayment of $35.0 million on our term loan during 2011, partially offset by the incurrence of $9.2 million of debt issuance costs in 2010.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2012, we closed eleven of our underperforming theatres and estimate closing up to six theatres in 2013.

We plan to make between $25 million and $30 million in capital expenditures for calendar year 2013. We opened four new build-to-suit theatres in 2012 and anticipate opening approximately five new build-to-suit theatres in 2013. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience auditoriums during 2013.

We actively seek ways to grow our circuit through acquisitions. On March 30, 2012, we completed our purchase of certain assets from Destinta Theatres for approximately $0.7 million. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania. On November 15, 2012, we completed our acquisition of 16 entertainment complexes and 251 screens in seven U.S. states from Rave Reviews Cinemas, L.L.C for approximately $22.0 million, inclusive of a net working capital adjustment. We also assumed financing obligations in the amount of approximately $110.2 million, after accounting adjustments to reflect the acquisition date fair value of such obligations. On December 13, 2012, we completed our purchase of certain assets from Phoenix Big Cinemas for approximately $0.6 million. The acquisition consisted of two theatres and sixteen screens in Kentucky and Tennessee.

In September 2008, our Board of Directors announced the decision to suspend our quarterly dividend in light of the challenging conditions in the credit markets and the wider economy. At that time, we announced plans to allocate our capital primarily to reducing our overall leverage. The cash dividend of $0.175 per share, paid on August 1, 2008 to shareholders of record at the close of business on July 1, 2008, was the last dividend declared by the Board of Directors prior to this decision. The payment of future dividends is subject to the Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

7.375% Senior Secured Notes

On April 27, 2012, we issued $210.0 million aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year, beginning on November 15, 2012. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of $8.6 million are included in prepaid expenses and other current assets and other non-current assets and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.

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

Revolving Credit Facility

On April 27, 2012, we entered into a revolving credit facility by and among us, as borrower, the banks and other financial institutions or entities from time to time parties to the credit agreement governing the Credit Facility, as lenders, and Macquarie US Trading LLC as administrative agent. Macquarie US Trading, LLC and Raymond James Bank, N.A. are lenders under the Credit Agreement as initially in effect.

The Credit Agreement provides a $25.0 million senior secured revolving credit facility having a four year term, and includes a sub-facility for the issuance of letters of credit totaling up to $10.0 million. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect wholly owned domestic subsidiaries, and the obligations of us and our guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of our and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among us, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Agreement contains provisions to accommodate the incurrence of up to $150.0 million in future incremental borrowings. While the Credit Agreement does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Agreement describes how such debt (if provided by our existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. No amounts were borrowed under the Credit Facility for the year ended December 31, 2012.

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

In the event of a bankruptcy or insolvency event of default, the Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable. As of December 31, 2012, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2013 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2012:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
7.375% Notes (1)	$—	$—	$—	$210.0	$210.0
Interest payments – 7.375% Notes (2)	15.5	31.0	31.0	23.2	100.7
Financing obligations, including interest	28.3	57.3	60.8	316.3	462.7
Capital lease obligations, including interest	6.1	12.0	11.8	20.0	49.9
Operating leases	53.7	102.4	84.8	210.5	451.4
Christie contract	0.2	0.4	0.1	—	0.7
Fin 48 liabilities (3)	—	—	—	—	—
Employment agreement with Chief Executive Officer	0.7	0.3	—	—	1.0

Total contractual cash obligations	$104.5	$203.4	$188.5	$780.0	$1,276.4

(1)	Includes only principal payments on the Senior Secured Notes.
(2)	The contractual obligations table includes scheduled interest payments on our 7.375% Notes. The table does not include any scheduled interest payments on our variable rate revolving Credit Facility. As of December 31, 2012, no amounts were drawn under our revolving Credit Facility. The interest rate for borrowing under our revolving credit facility is the London interbank offered rate (“LIBOR”) (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (as defined in the revolving credit facility) (subject to a 2.00% floor) plus a margin of 3.50%, as we may elect.
(3)	The contractual obligations table excludes the long-term portion of our FIN 48 liabilities of $2.7 million associated with unrecognized federal tax benefits because the timing of the related payments was not reasonably estimable as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

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

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $1.3 million, $1.7 million and $2.2 million in 2012, 2011 and 2010, respectively.

Film rental costs are accrued based on the applicable box office receipts and either the mutually agreed upon firm terms or a sliding scale formula, which are established prior to the opening of the film. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the movie run life. Under the sliding scale formula, film rental is paid as a percentage of box office revenues using a pre-determined matrix based upon box office performance of the film, with such percentage increasing as box office receipts increase nationally.Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty day period and estimates of the final settlement with the movie studio. Settlements between us and the movie studios are typically completed three to four weeks after the movie’s run and have not historically resulted in significant adjustments to amounts previously recorded.

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

Depreciation is computed on a straight-line basis as follows.

Buildings and building improvements	15-30 years
Leasehold improvements	15-30 years*
Assets under capital leases	11-25 years*
Equipment	5-15 years

*	Based on the lesser of the useful life of the asset or the term of the applicable lease.

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

For the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges, including discontinued operations, of $4.3 million, $3.5 million and $8.2 million, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the continued deterioration in the full-year operating results of theatres impaired in prior years, the decline in market value of previously closed theatres and the Company’s plan to replace two owned theatres prior to the end of their useful lives. At this time, the Company is not aware of any future impairment charges. However, events or circumstances could arise which may result in a theatre’s asset carrying value to not be recoverable.

Acquisitions

We account for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, we have obtained assistance from third-party valuation specialists in order to assist in our determination of fair value. We provide the assumptions, including both qualitative and quantitative information, about the specified asset or liability to the third party valuation firm and evaluate the appropriateness of their valuation methodology. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. Significant estimates and assumptions include useful lives, condition of specific assets, future theatre revenue and cash flow projections, fair value interest rates on lease obligations, discount rates and market values of comparable assets. Historically, the estimates made have not resulted in significant subsequent changes.

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”), goodwill is not amortized. We evaluate goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment.

We have an option to make a qualitative assessment of our reporting unit’s goodwill for impairment. If we choose to perform a qualitative assessment and determine that the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. If we choose not to perform a qualitative assessment, we perform an impairment test for goodwill using a two-step approach, which is performed at the entity level as we have one reporting unit. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step 2 must be performed. If a Step 2 analysis is required, we allocate the estimated fair value of the reporting unit to its assets and liabilities, including intangible assets. The residual amount, following this allocation process, is deemed to be the implied fair value of the goodwill. Fair value is determined by using management’s expectations of cash flows in the next five years plus an expected residual value; a discount factor, approximating the weighted-average cost of capital using market participant assumptions; and cash expected to be paid for federal and state income taxes. An impairment charge is recorded to the extent the carrying value of the goodwill exceeds its implied fair value. Our impairment testing of goodwill under ASC 350 did not result in any impairment for any periods presented.

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

Income Taxes

Our effective tax rate is based on expected income, enacted statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.

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

We are exposed to various market risks. Our Credit Facility, which was undrawn at December 31, 2012, is a floating rate debt instrument and, therefore, is subject to market risk related to changes in interest rates. Our debt is based on a structure that is priced over an index or LIBOR rate option. As of December 31, 2012, if our $25 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $0.3 million on an annual basis. Our Senior Secured Notes carry a fixed interest rate and are therefore not subject to market risk related to changes in interest rates.

We have 28 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $1.5 million over the remaining lives of these leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 13, 2013

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$68,531	$13,616
Restricted cash	293	331
Accounts receivable	6,555	4,985
Inventories	4,186	2,955
Deferred income tax asset (Note 9)	2,896	—
Prepaid expenses and other current assets	10,936	9,410

Total current assets	93,397	31,297

Property and equipment:
Land	51,876	53,909
Buildings and building improvements	335,738	276,221
Leasehold improvements	141,758	123,547
Assets under capital leases	44,970	44,970
Equipment	235,223	212,457
Construction in progress	5,185	2,349

Total property and equipment	814,750	713,453
Accumulated depreciation and amortization	(369,823)	(357,518)

Property and equipment, net of accumulated depreciation	444,927	355,935

Goodwill (Note 5)	44,577	8,087
Investments in unconsolidated affiliates (Note 12)	7,682	8,498
Deferred income tax asset (Note 9)	100,012	—
Other	21,072	17,870
Intangible assets, net of accumulated amortization	1,061	1,169

Total assets	$712,728	$422,856

Liabilities and stockholders’ equity (deficit):
Current liabilities:
Accounts payable	$32,141	$29,583
Accrued expenses	40,049	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	4,422	3,959

Total current liabilities	76,612	64,678

Long-term liabilities:
Long-term debt, less current maturities	209,548	196,880
Capital leases and long-term financing obligations, less current maturities	220,725	114,608
Deferred revenue	32,984	34,009
Other	23,425	18,306

Total long-term liabilities	486,682	363,803

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity (deficit):
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 18,244,179 shares issued and 17,786,949 shares outstanding at December 31, 2012, and 13,419,872 shares issued and 12,882,673 shares outstanding at December 31, 2011	540	401
Treasury stock, 457,230 and 452,930 shares at cost at December 31, 2012 and 2011, respectively	(11,740)	(11,683)
Paid-in capital	349,666	290,997
Accumulated deficit	(189,032)	(285,340)

Total stockholders’ equity (deficit)	149,434	(5,625)

Total liabilities and stockholders’ equity (deficit)	$712,728	$422,856

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Admissions	$343,091	$307,107	$322,493
Concessions and other	196,233	170,709	161,193

Total operating revenues	539,324	477,816	483,686

Operating costs and expenses:
Film exhibition costs	186,016	165,934	178,098
Concession costs	23,239	19,690	17,636
Other theatre operating costs	211,746	200,390	206,848
General and administrative expenses	24,547	19,084	17,570
Severance agreement charges (Note 20)	473	845	—
Depreciation and amortization	33,370	32,083	31,672
Loss (gain) on sale of property and equipment	968	333	(667)
Write-off of note receivable	—	750	—
Impairment of long-lived assets	4,253	3,239	7,921

Total operating costs and expenses	484,612	442,348	459,078

Operating income	54,712	35,468	24,608
Interest expense	36,004	34,113	35,985
Loss on extinguishment of debt	4,961	—	2,573

Income (loss) before income tax and income from unconsolidated affiliates	13,747	1,355	(13,950)
Income tax (benefit) expense (Note 9)	(80,790)	10,479	(490)
Income from unconsolidated affiliates	1,204	1,797	1,181

Income (loss) from continuing operations	95,741	(7,327)	(12,279)
Income (loss) from discontinued operations (Note 13)	567	(383)	(300)

Net income (loss)	$96,308	$(7,710)	$(12,579)

Weighted average shares outstanding:
Basic	15,761	12,807	12,751
Diluted	16,086	12,807	12,751
Income (loss) per common share (Basic):
Income (loss) from continuing operations	$6.07	$(0.57)	$(0.96)
Income (loss) from discontinued operations	0.04	(0.03)	(0.03)

Net income (loss)	$6.11	$(0.60)	$(0.99)

Income (loss) per common share (Diluted):
Income (loss) from continuing operations	$5.95	$(0.57)	$(0.96)
Income (loss) from discontinued operations	0.04	(0.03)	(0.03)

Net income (loss)	$5.99	$(0.60)	$(0.99)

Dividends declared per share	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2010	13,266	$395	(403)	$(10,945)	$286,903	$(265,051)	$11,302
Stock issuance	66	5	—	—	36	—	41
Net loss	—	—	—	—	—	(12,579)	(12,579)
Purchase of treasury stock	—	—	(46)	(712)	—	—	(712)
Stock-based compensation	—	—	—	—	2,047	—	2,047

Balance at December 31, 2010	13,332	400	(449)	(11,657)	288,986	(277,630)	99
Stock issuance	88	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(7,710)	(7,710)
Purchase of treasury stock	—	—	(4)	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	2,012	—	2,012

Balance at December 31, 2011	13,420	401	(453)	(11,683)	290,997	(285,340)	(5,625)
Stock issuance	4,600	139	—	—	56,427	—	56,566
Net income	—	—	—	—	—	96,308	96,308
Purchase of treasury stock	—	—	(4)	(57)	—	—	(57)
Stock-based compensation	224	—	—	—	2,166	—	2,166
Net excess tax benefits from stock-based compensation	—	—	—	—	76		76

Balance at December 31, 2012	18,244	$540	(457)	$(11,740)	$349,666	$(189,032)	$149,434

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$96,308	$(7,710)	$(12,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,482	32,365	32,151
Amortization of debt issuance costs	1,761	3,425	3,324
Impairment on long-lived assets	4,348	3,489	8,188
Loss on extinguishment of debt	4,961	—	2,573
Deferred income taxes	(88,490)	—	—
Stock-based compensation	2,166	2,012	2,047
Income (loss) from unconsolidated affiliates	257	(1,797)	(1,181)
Other	319	516	1,430
Write-off of note receivable	—	750	—
Loss (gain) on sale of property and equipment	(201)	102	(915)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable and inventories	(1,939)	(1,501)	151
Screenvision receivable	—	30,000	—
Prepaid expenses and other assets	60	(476)	2,188
Accounts payable	(4,282)	6,638	(5,598)
Accrued expenses and other liabilities	3,195	1,648	(4,284)
Distributions from unconsolidated affiliates	440	426	190

Net cash provided by operating activities	52,385	69,887	27,685

Cash flows from investing activities:
Purchases of property and equipment	(35,059)	(19,282)	(16,903)
Release of restricted cash	38	4	68
Theatre acquisitions	(22,237)	(11,800)	—
Investment in unconsolidated affiliates	(55)	(718)	—
Proceeds from sale of property and equipment	4,741	2,186	3,977

Net cash used in investing activities	(52,572)	(29,610)	(12,858)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	5,000	5,000	12,500
Repayment of short-term borrowings	(5,000)	(5,000)	(12,500)
Issuance of long-term debt	209,500	—	262,350
Repayments of long-term debt	(200,229)	(37,234)	(278,322)
Repayments of capital lease and long-term financing obligations	(2,057)	(1,879)	(1,660)
Issuance of common stock	56,566	—	41
Purchase of treasury stock	(57)	(26)	(712)
Debt issuance costs	(8,621)	(588)	(9,154)

Net cash provided by (used in) financing activities	55,102	(39,727)	(27,457)

Increase (decrease) in cash and cash equivalents	54,915	550	(12,630)
Cash and cash equivalents at beginning of year	13,616	13,066	25,696

Cash and cash equivalents at end of year	$68,531	$13,616	$13,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$32,039	$30,036	$36,320
Income taxes	$7,453	$11,703	$3,680
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$3,268	$3,165	$1,112
Receipt of equity interest in SV Holdco, LLC	—	—	$6,555
Consideration given for MNM acquisition	—	$1,570	—
Consideration given for Rave acquisition	$1,173	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

AS OF DECEMBER 31, 2012 AND 2011, AND FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 249 theatres in 35 states. Of the Company’s 249 theatres, 231 show films on a first-run basis and 18 are discount theatres. The Company targets primarily small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.

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

Concentration of Risk

During 2012, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). The Company is a significant customer of Showtime Concession. If this relationship was disrupted, we could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us.

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

The Company records proceeds from the sale of gift cards and other advanced sale certificates in current liabilities and recognizes admission and concessions revenue when a holder redeems a gift card or other advanced sale certificate. The Company recognized revenue from unredeemed gift cards and other advanced sale certificates upon the later of expiration of the cards or when redemption becomes unlikely. The Company’s conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognized related to unredeemed gift cards and other advanced sale certificates totaled $1,319, $1,718 and $2,199 in 2012, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $5,082 and $2,155 at December 31, 2012 and 2011, respectively.

Restricted Cash

Certain balances due to third parties are classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts owed primarily for vendor rebates and amounts due from advertisers. We have determined that no allowance for doubtful accounts is required as of December 31, 2012 and 2011 based on historical experience that payment is received in full.

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

Included in buildings and building improvements are assets subject to financing leases with costs of $149,620 and $83,974 at December 31, 2012 and 2011, respectively, and accumulated depreciation of $32,351 and $28,940 at December 31, 2012 and 2011, respectively.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Asset retirement obligations are not material as of December 31, 2012 and 2011.

Acquisitions

The Company accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and changes thereafter reflected in income. For significant acquisitions, the Company has obtained assistance from third-party valuation specialists in order to assist in the Company’s determination of fair value. The Company provides the assumptions, including both qualitative and quantitative information, about the specified asset or liability to the third party valuation firm and evaluates the appropriateness of their valuation methodology. The estimation of the fair values of the assets acquired and liabilities assumed involves a number of estimates and assumptions that could differ materially from the actual amounts recorded. Significant estimates and assumptions include useful lives, condition of specific assets, future theatre revenue and cash flow projections, fair value interest rates on lease obligations, discount rates and market values of comparable assets. Historically, the estimates made have not resulted in significant subsequent changes.

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”), goodwill is not amortized. The Company evaluates goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment. The Company is a single reporting unit. The carrying amount of goodwill at December 31, 2012 and 2011 was $44,577 and $8,087, respectively.

The Company has an option to make a qualitative assessment of its reporting unit’s goodwill for impairment. If the Company chooses to perform a qualitative assessment and determined that the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. If the Company chooses not to perform a qualitative assessment, it performs an impairment test for goodwill using a two-step approach, which is performed at the entity level as the Company has one reporting unit. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step 2 must be performed. If a Step 2 analysis is required, the Company allocates the estimated fair value of the reporting unit to its assets and liabilities, including intangible assets. The residual amount, following this allocation process, is deemed to be the implied fair value of the goodwill. Fair value is determined by using management’s expectations of cash flows in the next five years plus an expected residual value; a discount factor, approximating the weighted-average cost of capital using market participant assumptions; and cash expected to be paid for federal and state income taxes. An impairment charge is recorded to the extent the carrying value of the goodwill exceeds its implied fair value. The Company’s Step 1 impairment analysis of goodwill under ASC 350 did not result in any impairment for any periods presented.

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

Assets acquired and liabilities assumed in business combinations

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

For the years ended December 31, 2012, 2011 and 2010, the Company recorded impairment charges of $4,348, $3,489 and $7,699, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the result of continued deterioration of certain previously impaired theatres, the decline in market value of previously closed theatres and the Company’s plan to replace two owned theatres prior to the end of their useful lives.

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

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $1,927, $2,023 and $3,860 in 2012, 2011 and 2010, respectively.

Loyalty Program

Members of the Carmike Rewards program earn points for each dollar spent on admissions and concessions at our theatres and earn concession or ticket awards once designated point thresholds have been met. We believe that the value of the awards granted to our Carmike Rewards members is insignificant compared to the value of the transactions necessary to earn the award. The Company records the estimated incremental cost of providing the awards based on the points earned by the members. The Carmike Rewards program commenced on October 1, 2010 and the costs of awards earned for the years ended December 31, 2012, 2011 and 2010 are not significant to our consolidated financial statements.

Stock Based Compensation

Compensation expense for all stock-based compensation benefits is recognized over the requisite service period at the estimated fair value of the award at grant date. See Note 10—Stockholders’ Equity for a description of the Company’s stock plans and related disclosures.

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

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

The Company recorded impairment charges of $4,348, $3,489, and $8,188, for the years ended December 31, 2012, 2011, and 2010, respectively. Of the impairment charges recorded for the year ended December 31, 2010, $7,699 related to property and equipment, with the remaining impairment pertaining to the write-off of intangible assets as discussed further in Note 5 – Goodwill and Other Intangibles. The estimated aggregate fair value of the long-lived assets impaired during the years ended December 31, 2012 and 2011 was approximately $5,932 and $5,576, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements, and were derived primarily from discounting estimated future cash flows and appraisals of certain owned properties. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

	Year ended December 31,
	2012	2011	2010
Continuing Operations:
Theatre properties	$3,723	$2,484	$6,369
Equipment	529	755	1,063

Impairment of long-lived assets	$4,252	$3,239	$7,432

Discontinued Operations:
Theatre properties	$81	$200	$185
Equipment	15	50	82

Impairment of long-lived assets	$96	$250	$267

For 2012, impairment charges were primarily the result of (1) the Company’s plan to replace two owned theatres prior to the end of their useful lives, resulting in $2,376 in impairment charges using valuation inputs as of the date of the impairment analysis; (2) deterioration in the full-year operating results of certain theatres resulting in $191 in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1,781 in impairment charges using valuation inputs as of the date of the impairment analysis.

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

For 2010, impairment charges related to fixed assets were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $4,718 in impairment charges using valuation inputs as of the date of the impairment analysis; (2) continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1,890 in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) a decrease in the fair market value of equipment at previously impaired theatres, resulting in a charge of $1,091.

NOTE 4—ACQUISITIONS

Rave

On November 15, 2012, the Company completed its acquisition of 16 entertainment complexes and 251 screens in seven U.S. states (the “Theatres”) pursuant to the terms of the Membership Interest Purchase Agreement with Rave Reviews Cinemas, L.L.C (“Rave”) and Rave Reviews Holdings, LLC (“Acquisition Sub”) dated September 28, 2012. Prior to consummation of the acquisition, Rave transferred to the Acquisition Sub the Theatres and certain related assets and certain assumed liabilities, including the leases, related to the Theatres. The Company subsequently acquired all of the ownership interests of the Acquisition Sub. The acquisition supports the Company’s growth strategy. In consideration for the acquisition, the Company paid $22,037 in cash including $3,037 in working capital adjustments. In addition, the Company assumed approximately $110,243 of financing obligations, after accounting adjustments, to reflect the acquisition date fair value of such obligations. The purchase price was paid using cash on hand.

The following table summarizes the preliminary purchase price and purchase price allocation based on the fair value of net assets acquired at the acquisition date.

Cash	$19,000
Financing obligations assumed	110,243

Purchase price	129,243
Working capital adjustment	3,037

Total purchase price	$132,280

Accounts receivable	$514
Inventory	464
Other current assets	1,329
Property and equipment	94,523
Deferred tax assets	14,418
Current liabilities	(8,878)
Other liabilities	(6,580)

Net assets acquired	95,790
Goodwill	36,490

Purchase Price	$132,280

The purchase price allocation is preliminary and certain items are subject to change, including the fair value of property and equipment and working capital assets and liabilities.

The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $36,490 is attributable primarily to expected synergies of achieving cost reductions, eliminating redundant administrative functions and the excess of fair value of financing obligations over the related financing obligation assets. The goodwill is deductible for tax purposes over 15 years. As of December 31, 2012, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Rave.

The results of Rave’s operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net income of Rave included in the Company’s operating results for the year ended December 31, 2012 from the acquisition date were $13,831 and $429, respectively. Acquisition costs related to professional fees incurred, primarily as a result of the Rave acquisition, during the year ended December 31, 2012 were approximately $4,094 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2012 and 2011 assumes the Rave acquisition occurred at the beginning of the fiscal year 2011, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Rave to reflect the fair value adjustments to property and equipment, financing obligations. These fair values also represent Level 3 measures.

	Pro Forma Year Ended December 31,
	2012	2011
Revenues	$634,053	$566,914
Operating income	$72,300	$48,902
Net income (loss)	$95,580	$(9,674)
Income (loss) per share:
Basic	$6.06	$(0.76)
Diluted	$5.94	$(0.76)

MNM

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

The following is a summary of the final allocation of the aggregate purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. These fair values also represent Level 3 measures. No changes have been made to the purchase price allocation reported for the year ending December 31, 2011.

MNM
Current assets	$88
Building, leasehold improvements and equipment	2,015
Goodwill	8,087
Other intangible assets	630

Total purchase price	$10,820

The consolidated financial statements include the assets and operating results for the period from the acquisition date. MNM contributed revenue of $11,764 and $2,205 and net income of $2,176 and $291 for the years ended December 31, 2012 and 2011, respectively.

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

	Pro Forma Year Ended December 31,
	2011	2010
Revenues	$491,548	$500,142
Operating income	$37,341	$26,501
Net loss	$(5,677)	$(10,354)
Loss per share:
Basic and Diluted	$(0.44)	$(0.81)

NOTE 5—GOODWILL AND OTHER INTANGIBLES

At December 31, 2012 and 2011, intangible assets consisted of the following:

	December 31,
	2012	2011
Goodwill	$44,577	$8,087

Other intangible assets:
Lease related intangibles	$1,345	$1,345
Non-compete agreements	30	30
Trade names	750	750

Gross carrying value of intangible assets subject to amortization	2,125	2,125
Less accumulated amortization	(1,064)	(956)

Net carrying value	$1,061	$1,169

The following table discloses the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011:

	2012
	December 31, 2011	Additions	Impairments	December 31, 2012
Goodwill, gross	$46,327	$36,490	$—	$82,817
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$8,087	$36,490	$—	$44,577

	2011
	December 31, 2010	Additions	Impairments	December 31, 2011
Goodwill, gross	$38,240	$8,087	$—	$46,327
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$—	$8,087	$—	$8,087

Amortization of other intangible assets was $108, $73, and $150, for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company impaired favorable lease intangible assets in 2010 of $489 related to closed theatres. The impairment charge is reflected in Impairment of Long-Lived Assets in the consolidated statements of operations.

Amortization expense of intangible assets for fiscal years 2013 through 2017 and thereafter is estimated to be approximately $105, $101, $101, $94, $92 and $568, respectively, with a remaining weighted average useful life of 7 years.

NOTE 6—OTHER ASSETS

At December 31, 2012 and 2011, other assets are as follows:

	December 31,
	2012	2011
Prepaid rent	$3,194	$3,589
Debt issuance costs, net of amortization	7,701	4,486
Deposits and insurance binders	4,115	3,640
Other	6,062	6,155

	$21,072	$17,870

NOTE 7—DEBT

Debt consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Term loan	—	$198,923	(1)
Senior secured notes	210,000	—
Revolving credit facility	—	—
Original issue discount	(452)	—

Total debt	209,548	198,923
Current maturities	—	(2,043)

	$209,548	$196,880

(1)	Term loan is reflected net of unamortized discount of $1,306.

7.375% Senior Secured Notes

In April 2012, the Company issued $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $265,000 senior secured term loan that was due in January 2016 with a then outstanding balance of $198,700. The Company recorded a loss on extinguishment of debt of $4,961 during the year ended December 31, 2012 for the write-off of unamortized debt issuance costs. Interest is payable on the Senior Secured Notes on May 15 and November 15 of each year.

The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of $8,600 are included in other non-current assets and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National

Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at December 31, 2012.

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

As of December 31, 2012, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

Debt Maturities

At December 31, 2012 the Company’s future maturities of long-term debt obligations are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Senior secured notes	—	—	—	—	—	210,000	$210,000

The fair value of the Senior Secured Notes at December 31, 2012 and the senior secured term loan at December 31, 2011 are Level 2 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements and is estimated based on quoted market prices as follows:

	Year ended December 31,
	2012	2011
Carrying amount, net	$210,000	$198,923
Fair value	$226,800	$198,247

NOTE 8—ACCRUED EXPENSES

At December 31, 2012 and 2011, accrued expenses consisted of the following:

	December 31,
	2012	2011
Deferred revenues—Other	$10,002	$7,208
Deferred revenues—Screenvision	1,157	1,153
Accrued rents	4,933	4,244
Property taxes	8,385	6,050
Accrued interest	1,979	62
Accrued salaries	5,938	4,832
Sales taxes	2,465	2,635
Other accruals	5,190	4,952

	$40,049	$31,136

NOTE 9—INCOME TAXES

Income tax (benefit) expense from continuing operations is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$6,524	$9,503	$(876)
State	1,173	976	386
Deferred:
Federal	(70,873)	—	—
State	(17,614)	—	—

Total income tax expense (benefit)	$(80,790)	$10,479	$(490)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year Ended December 31,
	2012	2011	2010
Pre-tax income (loss) from continuing operations	$13,747	$1,355	$(13,950)

Federal tax expense (benefit), at statutory rates	4,813	474	(4,883)
State tax expense (benefit), net of federal tax effects	(249)	232	(487)
Permanent non-deductible expenses	97	65	136
Increase (reduction) in prior year tax	58	324	(2,421)
Tax effect of uncertain tax position	152	55	2,471
Impact of equity investment income at statutory tax rate	476	697	455
Reduction in gross deferred tax assets due to IRC Section 382 limitations	396	—	—
(Decrease) increase in valuation allowance	(86,533)	8,632	4,239

Total tax (benefit) expense from continuing operations	$(80,790)	$10,479	$(490)

The Company’s effective tax rate was (540.0)%, 332.5% and 3.8% for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s tax rate for 2012 was different from the statutory tax rate primarily due to the release of the valuation allowance on its deferred tax assets during 2012. Prior to 2012, the Company’s effective tax rate has generally has been significantly impacted by the limitations on its net operating losses due to the ownership change and the effect of a full valuation allowance against its deferred tax assets.

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Net operating loss carryforwards	$14,694	$12,505
Alternative minimum tax credit carryforwards	779	779
Tax basis of goodwill and intangible property over book	1,608	—
Tax basis of property, equipment and other assets over book basis	61,810	48,907
Deferred income	10,418	10,421
Deferred compensation	2,938	1,342
Deferred rent	5,585	5,848
Compensation accruals	2,613	2,925
Basis difference in investee	2,463	2,236

Total deferred tax asset	$102,908	$84,963
Valuation allowance	—	(84,963)

Net deferred tax asset	$102,908	$—

The balance sheet presentation of the Company’s deferred income taxes is as follows:

	December 31,
	2012	2011
Current deferred tax assets	$3,187	$1,659
Current deferred tax liabilities	(291)	(290)

Net current deferred tax assets before valuation allowance	2,896	1,369
Valuation allowance against current deferred tax assets	—	(1,369)

Net current deferred tax assets	$2,896	$—
Non-current deferred tax assets	$100,200	$83,835
Non-current deferred tax liabilities	(188)	(241)

Net non-current deferred tax assets before valuation allowance	100,012	83,594
Valuation allowance against non-current deferred tax assets	—	(83,594)

Net non-current deferred tax assets	100,012	—

Net deferred tax assets	$102,908	$—

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

An ownership change was also deemed to have occurred during the second quarter of 2012. The Company does not believe this change will further limit its ability to utilize its net operating loss carryforwards or certain other deductions.

As discussed in Note 4–Acquisitions, the Company recorded a deferred tax asset of $14,418 in the acquisition of Rave.

At December 31, 2012, the Company had federal and state net operating loss carryforwards of $32,678, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward of approximately $779 has an indefinite carryforward life but is subject to the IRC Section 382 limitation.

Valuation Allowance

At December 31, 2012 and December 31, 2011, the Company’s net deferred tax assets, net of IRC Section 382 limitations, were $102,908 and $84,963, respectively, before the effects of any valuation allowance. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

After reviewing all positive and negative evidence at December 31, 2012, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income and reversed the valuation allowance of $86,533 on its deferred tax assets. The Company identified multiple sources of positive evidence in determining to reverse its valuation allowance. At December 31, 2012, the Company had generated cumulative pre-tax income for the most recent rolling three-year period. Subsequent to the valuation allowance being established, the Company had not achieved cumulative pre-tax income for a rolling three-year period prior to December 31, 2012. The Company believes that the improvement in operating results is primarily related to the Company’s focus on improving its circuit by modernizing existing theatres, closing underperforming theatres and through accretive acquisitions. The Company concluded that this record of cumulative profitability in recent years, the Company’s large amount of taxable income available in the carryback period, the acquisition of Rave in 2012, the Company’s trend of improving earnings and the timing of reversals of the Company’s deferred tax liabilities creating future taxable income outweigh any negative evidence identified. As a result, the Company reversed the valuation allowance of $86,533 on its deferred tax assets. The Company’s determination to reverse the valuation allowance involved significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

In 2011, the valuation allowance increased primarily due to the tax effect of temporary differences attributable to the $30,000 cash payment received from Screenvision, which is being amortized into revenue over the term of the agreement but is included in income in the current period for tax purposes, and an increase in net operating losses, partially offset by a reduction in the tax basis of property and equipment due to bonus depreciation recognized.

Income Tax Uncertainties

The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.

As of December 31, 2012 and 2011, the amount of unrecognized tax benefits related to continuing operations was $2,678 and $2,526 respectively, all of which would affect the Company’s annual effective tax rate, if recognized. The unrecognized tax benefit is associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (See Note 11- Screenvision Transaction). The Company recognizes a tax basis for these units that is lower than the carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

A reconciliation of the beginning and ending uncertain tax positions is as follows:

Gross unrecognized tax benefits at January 1, 2011	$2,471
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	55
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2011	2,526
Increases in tax positions for prior years	152
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2012	$2,678

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1999.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in interest expense and general and administrative expenses, respectively, in the Company’s consolidated statements of operations. Amounts accrued for interest and penalties as of December 31, 2012 and 2011 are not significant to the consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

On April 11, 2012, the Company issued 4.0 million shares of its common stock, at a price to the public of $13.00 per share through a registered public offering. The Company granted the underwriters an option to purchase up to an additional 600,000 shares of the Company’s common stock to cover over-allotments, if any, which the underwriters could exercise within 30 days of the date of the final prospectus. The underwriters purchased the additional 600,000 shares of common stock on April 11, 2012. The offering was made pursuant to the Company’s effective shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”). The net proceeds from the transaction were approximately $56,300. The funds received from the issuance of the shares will be used for general corporate purposes, including working capital, repayment of debt, possible acquisitions and other capital expenditures.

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2012, there were 1,317,184 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

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

The Company also issues restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee. In addition, the Company issues performance-based awards which are dependent on the achievement of EBITDA targets and vest over a three-year period. As of December 31, 2012, the Company had 262,803 shares of performance-based awards outstanding, all of which have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest.

The Company’s total stock-based compensation expense was $2,166, $2,012 and $2,047 in 2012, 2011 and 2010, respectively. Included in stock based compensation expense for the year ended December 31, 2012, is $115 related to the accelerated vesting of stock-based awards to the Company’s former Vice President-General Manager Theatre Operations. Included in stock-based compensation expense for the year ended December 31, 2011, is $222 related to the accelerated vesting of stock-based awards to our former Senior Vice President-General Counsel and Secretary (see Note 20—Severance Agreement). Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of December 31, 2012, the Company had approximately $3,325 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. Such stock options vest equally over a three-year period, except for options granted to members of the Board of Directors that vest immediately upon issuance. The stock options expire 10 years after the grant date.

No options were granted during 2012. The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during 2011 and 2010:

	2011	2010
Weighted average fair value of options on grant date	$4.87	$6.84
Expected life (years)	6.0	6.0
Risk-free interest rate	2.3%	2.5%
Expected dividend yield	—%	—%
Expected volatility	76.2%	71.1%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	796,500	$12.20
Granted	—	$—	—	$—
Exercised	(39,000)	$7.81		$245
Expired	(10,000)	$19.95
Forfeited	—	$—

Outstanding at December 31, 2012	747,500	$12.32	5.92	$3,931

Exercisable on December 31, 2012	595,827	$13.34	5.43	$2,918

Expected to vest at December 31, 2012	144,089	$8.33	8.13	$1,013

The fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $1,239, $1,213, and $590, respectively. The intrinsic value of the options exercised during the years ended December 31, 2012 and 2010 was $245 and $2, respectively. Cash received from options exercised for the years ended December 31, 2012 and 2010 was $305 and $42, respectively. The cash tax benefits realized from stock awards exercised for December 31, 2012 and 2010 were $93 and $42, respectively. No options were exercised in 2011.

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2012:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	248,804	$8.43	131,333	$10.58	179,500	$19.56
Granted	288,648	$12.18	165,638	$7.22	134,500	$11.20
Vested	(72,471)	$7.81	(43,167)	$10.47	(141,667)	$22.29
Forfeited	(6,000)	$10.91	(5,000)	$7.34	(41,000)	$11.46

Nonvested at end of year	458,981	$10.85	248,804	$8.43	131,333	$10.58

The total fair value for restricted share awards that vested during 2012, 2011 and 2010 was $990, $296 and $3,238, respectively.

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

As of December 31, 2012, Carmike held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2012, the carrying value of Carmike’s ownership interest in Screenvision is $6,740 and is included in Investments in Unconsolidated Affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

Carmike’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give Carmike an interest in the other members’ initial or subsequent capital contributions. As a profits interest, Carmike’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to Carmike’s Class C membership units equaled $88,000 as of December 31, 2012.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco, LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. Carmike’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2012 and 2011.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in its consolidated statement of operations amounts related to Screenvision of approximately $9,259, $9,550 and $10,227 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled approximately $1,634, $1,685 and $369 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $2,030 and $1,860 at December 31, 2012 and 2011, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the year ended December 31, 2012 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2012	$7,514
Equity earnings of SV Holdco	(774)

Balance at December 31, 2012	$6,740

Deferred revenue	SV Holdco
Balance at January 1, 2012	$35,162
Amortization of up-front payment	(947)
Theatre acquisition bonus—MNM Theatres	134
Amortization of Class C units	(208)

Balance at December 31, 2012	$34,141

NOTE 12—INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 11—Screenvision Transaction and interests in other joint ventures.

Combined financial information of the unconsolidated affiliates companies accounted for by the equity method is as follows:

As of December 31,
2012
Assets:
Current assets	$57,492
Noncurrent assets	161,280

Total assets	$218,772

Liabilities:
Current liabilities	$44,366
Noncurrent liabilities	86,658

Total liabilities	$131,024

	Year Ended
	2012	2011
Results of operations:
Revenue	$146,972	$168,893
Net loss	$(5,693)	$(1,102)

The effects of our investments in unconsolidated affiliated companies were not material to our 2010 consolidated financial statements.

A summary of activity in income from unconsolidated affiliates is as follows:

	Year Ended December 31,
Income from unconsolidated affiliates	2012	2011
Income from unconsolidated affiliates	$(430)	$112
Elimination of intercompany revenue	1,634	1,685

Income from unconsolidated affiliates	$1,204	$1,797

Income from unconsolidated affiliates was not material to our 2010 consolidated financial statements.

NOTE 13—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2012, 2011 and 2010, the Company closed eleven, seven and eight theatres, respectively. Of those closures, in 2012, 2011 and 2010, the Company classified six, five, and two theatres, respectively, as discontinued operations.

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

The following table sets forth the summary of activity for discontinued operations for the years ended December 31, 2012, 2011, and 2010:

	For the year ended December 31,
	2012	2011	2010
Revenue from discontinued operations	$2,483	$4,889	$8,866

Operating loss before income taxes	$(350)	$(809)	$(733)
Income tax benefit for discontinued operations	108	274	281
Gain on disposal, before taxes	1,168	231	247
Income tax expense on disposal	(359)	(79)	(95)

Income (loss) from discontinued operations	$567	$(383)	$(300)

NOTE 14—BENEFIT PLANS

The Company maintains a funded non-qualified deferred compensation program for its senior executives pursuant to which it pays additional compensation equal to 10% of the senior executive’s annual cash compensation. The Company directs this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. Prior to 2012, the Company paid certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that are determined at management’s discretion.

In 2012, the Company began sponsoring a defined contribution retirement plan for its eligible employees (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan at the beginning of the fiscal quarter following the completion of one year of service. The Company’s matching contribution varies based on how much compensation the employee elects to contribute up to a maximum of 5% of eligible compensation. The

Company’s matching contribution is invested identically to employee contributions and vests immediately in the participant accounts. Aggregate contributions to all such plans in cash amounted to $643, $530 and $531 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2012, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2013	$53,666	$6,067	$28,300
2014	52,070	5,963	28,333
2015	50,353	6,036	28,988
2016	45,926	5,894	29,415
2017	38,826	5,918	31,399
Thereafter	210,539	20,001	316,289

Total minimum lease payments	$451,380	49,879	462,724

Less amounts representing interest ranging from 3.6% to 19.6%		(23,221)	(264,235)

Present value of future minimum lease payments		26,658	198,489
Less current maturities		(1,941)	(2,481)

Long-term obligations		$24,717	$196,008

Rent expense on operating leases was $50,908, $46,411 and $47,798 for 2012, 2011 and 2010, respectively. Included in such amounts are approximately $1,789, $1,426 and $1,767 in contingent rental expense for 2012, 2011 and 2010, respectively. Interest expense includes $1,560, $1,205 and $1,394 for 2012, 2011 and 2010, respectively, related to contingent rent on capital leases and financing obligations.

Self Insurance—General Liability and Workers Compensation Insurance

The Company maintains a deductible of $150 per claim on its general liability insurance policy and a deductible of $300 per claim on its workers compensation insurance policy. The Company uses historical data and actuarial estimates to estimate the cost of claims incurred that are not covered by the insurance policies as of the balance sheet date. The Company has accrued $1,911 and $1,767 at December 31, 2012 and 2011, respectively, for such claims. These costs are included in other theatre operating costs in the consolidated statements of operations.

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

NOTE 17—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. As a result of the Company’s net losses for the years ended December 31, 2011 and 2010, all common stock equivalents aggregating 1,189, and 1,048 shares respectively, were excluded from the calculation of diluted loss per share for these years given their anti-dilutive effect. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period.

	Year ended December 31,
	2012	2011	2010
Weighted average shares outstanding	16,012	12,956	12,886
Less: restricted stock issued	(251)	(149)	(135)

Basic divisor	15,761	12,807	12,751
Dilutive shares:
Restricted stock awards	138	—	—
Stock options	187	—	—

Diluted divisor	16,086	12,807	12,751

Net income (loss)	$96,308	$(7,710)	$(12,579)

Net income (loss) per share:
Basic	$6.11	$(0.60)	$(0.99)

Diluted	$5.99	$(0.60)	$(0.99)

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2012 and 2011. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly income (loss) per share may not agree to the total for the year.

	1st Quarter (1)	2nd Quarter (1)(3)	3rd Quarter (1)(2)	4th Quarter (1)(2)(5)	Total
Year ended December 31, 2012
Total revenues from continuing operations	$130,085	$135,689	$126,986	$146,564	$539,324
Operating income from continuing operations	14,547	16,087	7,417	16,661	54,712
Net income	$3,229	$1,198	$233	$91,648	$96,308
Net income per common share:
Basic	$0.25	$0.07	$0.01	$5.23	$6.11
Diluted	$0.25	$0.07	$0.01	$5.12	$5.99

	1st Quarter (1)	2nd Quarter (1)(2)(3)(4)	3rd Quarter (1)	4th Quarter (1)(2)	Total
Year ended December 31, 2011
Total revenues from continuing operations	$95,241	$130,856	$132,786	$118,933	$477,816
Operating (loss) income from continuing operations	(1,787)	15,154	13,804	8,297	35,468
Net (loss) income	$(18,398)	$5,883	$3,090	$1,715	$(7,710)
Net (loss) income per common share:
Basic	$(1.44)	$0.46	$0.24	$0.14	$(0.60)
Diluted	$(1.44)	$0.46	$0.24	$0.14	$(0.60)

(1)	In connection with reporting for discontinued operations, the Company has reclassified the quarterly results.
(2)	In connection with the asset impairment valuations, the Company recognized additional impairment charges attributable to underperforming assets in the third and fourth quarter of 2012 of $0.8 million and $0.9 million, respectively, and the second and fourth quarter of 2011 of $1.2 million and $2.1 million, respectively.
(3)	In connection with the separation agreement with the former Vice President-General Manager Theatre Operations, the Company recognized charges in the second quarter of 2012 of $0.5 million. In connection with the separation agreement with the former Senior Vice President-General Counsel, the Company recognized charges in the second quarter of 2011 of $0.8 million.
(4)	In connection with an uncollectible note receivable, the Company wrote off a note receivable in the second quarter of 2011 of $0.8 million.
(5)	In connection with the release of the valuation allowance on the Company’s deferred tax assets, the Company recognized an income tax benefit of $80.8 million in the fourth quarter of 2012.

NOTE 19—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement had an initial term of one year, and may be extended upon the written consent of both parties. Bigfoot paid the Company an initial fee of $25 and is required to pay an amount equal to the greater of $5 per month or 8% of the theatre’s gross revenues, during the initial term. Revenue recognized in 2011 and 2010 related to this agreement is not significant to the consolidated statement of operations. On October 4, 2011, the Company terminated its management agreement with Bigfoot Theatres.

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

Carmike Cinemas, Inc. may sell debt securities pursuant to the registration statement and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following

100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. The financial information included for the non-guarantor subsidiaries is primarily related to entities acquired in the Rave acquisition in November 2012. Therefore, the Company is providing the following condensed consolidating financial statement information as of December 31, 2012 and December 31, 2011 and for years ended December 31, 2012, 2011 and 2010 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$14,870	$4,568	$—	$68,531
Restricted cash	293	—	—	—	293
Accounts receivable	5,058	874	5,250	(4,627)	6,555
Inventories	926	2,823	437	—	4,186
Deferred income tax asset	3,203	—	—	(307)	2,896
Prepaid expenses and other assets	3,426	5,173	2,337	—	10,936

Total current assets	61,999	23,740	12,592	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	—	51,876
Buildings and building improvements	45,571	223,090	67,077	—	335,738
Leasehold improvements	19,200	107,111	15,447	—	141,758
Assets under capital leases	8,675	36,295	—	—	44,970
Equipment	64,167	158,333	12,723	—	235,223
Construction in progress	1,352	3,833	—	—	5,185

Total property and equipment	151,045	568,458	95,247	—	814,750
Accumulated depreciation and amortization	(77,302)	(291,132)	(1,389)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	277,326	93,858	—	444,927
Intercompany receivables	92,801	—	7,002	(99,803)	—
Investments in subsidiaries	157,522	126	—	(157,648)	—
Goodwill	—	8,087	36,490	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	—	7,682
Deferred income tax asset	57,247	42,765	—	—	100,012
Other assets	14,299	6,026	747	—	21,072

Total assets	$464,351	$360,073	$150,689	$(262,385)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$9,704	$2,993	$(4,627)	$32,141
Accrued expenses	14,601	17,250	8,505	(307)	40,049
Current maturities of long-term debt, capital leases and long-term financing obligations	442	2,169	1,811	—	4,422

Total current liabilities	39,114	29,123	13,309	(4,934)	76,612

Long-term liabilities:
Long-term debt, less current maturities	209,548	—	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	84,557	108,292	—	220,725
Intercompany liabilities	—	99,803	—	(99,803)	—
Deferred revenue	32,984	—	—	—	32,984
Other	5,395	11,487	6,543	—	23,425

Total long-term liabilities	275,803	195,847	114,835	(99,803)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	540	1	—	(1)	540
Treasury stock	(11,740)	—	—	—	(11,740)
Paid-in capital	349,666	237,800	22,037	(259,837)	349,666
Accumulated deficit	(189,032)	(102,698)	508	97,942	(189,032)

Total stockholders’ equity	149,434	135,103	22,545	(161,896)	149,434

Total liabilities and stockholders’ equity	$464,351	$360,073	$150,689	$(266,633)	$712,728

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2011
	Carmike Cinemas, Inc	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$3,623	$9,993	$—	$13,616
Restricted cash	331	—	—	331
Accounts receivable	4,654	331	—	4,985
Inventories	722	2,233	—	2,955
Prepaid expenses and other assets	4,953	4,457	—	9,410

Total current assets	14,283	17,014	—	31,297

Property and equipment:
Land	12,716	41,193	—	53,909
Buildings and building improvements	46,676	229,545	—	276,221
Leasehold improvements	19,307	104,240	—	123,547
Assets under capital leases	8,675	36,295	—	44,970
Equipment	58,128	154,329	—	212,457
Construction in progress	159	2,190	—	2,349

Total property and equipment	145,661	567,792	—	713,453
Accumulated depreciation and amortization	(75,760)	(281,758)	—	(357,518)

Property and equipment, net of accumulated depreciation	69,901	286,034	—	355,935

Intercompany receivables	123,071	—	(123,071)	—
Investment in subsidiaries	82,985	—	(82,985)	—
Goodwill	—	8,087	—	8,087
Intangible assets, net of accumulated amortization	—	1,169	—	1,169
Investment in unconsolidated affiliates	8,498	—	—	8,498
Other	10,536	7,334	—	17,870

Total assets	$309,274	$319,638	$(206,056)	$422,856

Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable	$27,598	$1,985	$—	$29,583
Accrued expenses	19,752	11,384	—	31,136
Current maturities of long-term debt, capital leases and long-term financing obligations	2,391	1,568	—	3,959

Total current liabilities	49,741	14,937	—	64,678

Long-term liabilities:
Long-term debt, less current maturities	196,880	—	—	196,880
Capital leases and long-term financing obligations, less current maturities	28,223	86,385	—	114,608
Intercompany liabilities	—	123,071	(123,071)	—
Deferred revenue	34,009	—	—	34,009
Other	6,045	12,261	—	18,306

Total long-term liabilities	265,157	221,717	(123,071)	363,803

Stockholders’ (deficit) equity:
Preferred Stock	—	—	—	—
Common Stock	401	1	(1)	401
Treasury stock	(11,683)	—	—	(11,683)
Paid-in capital	290,997	237,800	(237,800)	290,997
Accumulated deficit	(285,340)	(154,816)	154,816	(285,340)

Total stockholders’ (deficit) equity	(5,625)	82,985	(82,985)	(5,625)

Total liabilities and stockholders’ (deficit) equity	$309,274	$319,638	$(206,056)	$422,856

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$56,597	$277,307	$9,187	$—	$343,091
Concessions and other	58,816	158,014	4,794	(25,391)	196,233

Total operating revenues	115,413	435,321	13,981	(25,391)	539,324

Operating costs and expenses:
Film exhibition costs	30,214	150,773	5,029	—	186,016
Concession costs	4,010	18,475	754	—	23,239
Other theatre operating costs	41,162	191,944	4,031	(25,391)	211,746
General and administrative expenses	22,259	2,278	10	—	24,547
Severance agreement charges	473	—	—	—	473
Depreciation and amortization	7,212	24,769	1,389	—	33,370
Loss on sale of property and equipment	777	191	—	—	968
Impairment of long-lived assets	619	3,634	—	—	4,253

Total operating costs and expenses	106,726	392,064	11,213	(25,391)	484,612

Operating income	8,687	43,257	2,768	—	54,712
Interest expense	3,465	30,334	2,205	—	36,004
Loss on extinguishment of debt	4,961	—	—	—	4,961
Equity in earnings of subsidiaries	(52,500)	(126)	—	52,626	—

Income before income tax and income from unconsolidated affiliates	52,761	13,049	563	(52,626)	13,747
Income tax (benefit) expense	(42,809)	(38,036)	55	—	(80,790)
Income from unconsolidated affiliates	860	344	—	—	1,204

Income from continuing operations	96,430	51,429	508	(52,626)	95,741
(Loss) income from discontinued operations	(122)	689	—	—	567

Net income	$96,308	$52,118	$508	$(52,626)	$96,308

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$53,647	$253,460	$—	$307,107
Concessions and other	53,809	140,251	(23,351)	170,709

Total operating revenues	107,456	393,711	(23,351)	477,816

Operating costs and expenses:
Film exhibition costs	28,429	137,505	—	165,934
Concession costs	3,564	16,126	—	19,690
Other theatre operating costs	40,778	182,963	(23,351)	200,390
General and administrative expenses	16,961	2,123	—	19,084
Severance agreement charges	845	—	—	845
Depreciation and amortization	6,939	25,144	—	32,083
Loss on sale of property and equipment	173	160	—	333
Write-off of note receivable	750	—	—	750
Impairment of long-lived assets	932	2,307	—	3,239

Total operating costs and expenses	99,371	366,328	(23,351)	442,348

Operating income	8,085	27,383	—	35,468
Interest expense	10,714	23,399	—	34,113
Equity in earnings of subsidiaries	(3,541)	—	3,541	—

Income before income tax and income from unconsolidated affiliates	912	3,984	(3,541)	1,355
Income tax expense	10,444	35	—	10,479
Income from unconsolidated affiliates	1,478	319	—	1,797

(Loss) income from continuing operations	(8,054)	4,268	(3,541)	(7,327)
Income (loss) from discontinued operations	344	(727)	—	(383)

Net (loss) income	$(7,710)	$3,541	$(3,541)	$(7,710)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$58,708	$263,785	$—	$322,493
Concessions and other	53,069	131,544	(23,420)	161,193

Total operating revenues	111,777	395,329	(23,420)	483,686

Operating costs and expenses:
Film exhibition costs	31,737	146,361	—	178,098
Concession costs	3,293	14,343	—	17,636
Other theatre operating costs	41,073	189,195	(23,420)	206,848
General and administrative expenses	15,134	2,436	—	17,570
Depreciation and amortization	6,561	25,111	—	31,672
Loss (gain) on sale of property and equipment	67	(734)	—	(667)
Impairment of long-lived assets	1,949	5,972	—	7,921

Total operating costs and expenses	99,814	382,684	(23,420)	459,078

Operating income	11,963	12,645	—	24,608
Interest expense	10,501	25,484	—	35,985
Loss on extinguishment of debt	2,573	—	—	2,573
Equity in loss of subsidiaries	13,050	—	(13,050)	—

Loss before income tax and income from unconsolidated affiliates	(14,161)	(12,839)	13,050	(13,950)
Income tax (benefit) expense	(590)	100	—	(490)
Income from unconsolidated affiliates	818	363	—	1,181

Loss from continuing operations	(12,753)	(12,576)	13,050	(12,279)
Income (loss) from discontinued operations	174	(474)	—	(300)

Net loss	$(12,579)	$(13,050)	$13,050	$(12,579)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(29,334)	$43,793	$37,926	$—	$52,385

Cash flows from investing activities:
Purchases of property and equipment	(14,340)	(19,995)	(724)	—	(35,059)
Theatre acquisitions	—	(1,373)	(20,864)	—	(22,237)
Investment in unconsolidated affiliates	—	(55)	—	—	(55)
Proceeds from sale of property and equipment	2,066	2,675	—	—	4,741
Other investing activities	38	—	—	—	38

Net cash used in investing activities	(12,236)	(18,748)	(21,588)		(52,572)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	—	(200,229)
Debt issuance costs	(8,621)	—	—	—	(8,621)
Repayments of capital leases and long-term financing obligations	(348)	(1,568)	(141)	—	(2,057)
Issuance of common stock	56,566	—	—	—	56,566
Purchase of treasury stock	(57)	—	—	—	(57)
Intercompany receivable/payable	30,229	(18,600)	(11,629)	—	—

Net cash provided by (used in) financing activities	87,040	(20,168)	(11,770)	—	55,102

Increase in cash and cash equivalents	45,470	4,877	4,568	—	54,915
Cash and cash equivalents at beginning of period	3,623	9,993	—	—	13,616

Cash and cash equivalents at end of period	$49,093	$14,870	$4,568	$—	$68,531

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2011
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$32,637	$37,250	—	$69,887

Cash flows from investing activities:
Purchases of property and equipment	(5,497)	(13,785)	—	(19,282)
Theatre acquisitions	—	(11,800)	—	(11,800)
Investment in unconsolidated affiliates	(718)	—	—	(718)
Proceeds from sale of property and equipment	1,748	438	—	2,186
Release of restricted cash	4	—	—	4

Net cash used in investing activities	(4,463)	(25,147)	—	(29,610)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayment of short-term borrowings	(5,000)	—	—	(5,000)
Repayments of long-term debt	(37,486)	(1,627)	—	(39,113)
Intercompany receivable/payable	10,131	(10,131)	—	—
Other financing activities	(614)	—	—	(614)

Net cash used in financing activities	(27,969)	(11,758)	—	(39,727)

Increase in cash and cash equivalents	205	345	—	550
Cash and cash equivalents at beginning of year	3,418	9,648	—	13,066

Cash and cash equivalents at end of year	$3,623	$9,993	—	$13,616

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2010
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13,717	$13,968	$—	$27,685

Cash flows from investing activities:
Purchases of property and equipment	(2,061)	(14,842)	—	(16,903)
Proceeds from sale of property and equipment	4	3,973	—	3,977
Release of restricted cash	68	—	—	68

Net cash used in investing activities	(1,989)	(10,869)		(12,858)

Cash flows from financing activities:
Short-term borrowings	12,500	—	—	12,500
Repayment of short-term borrowings	(12,500)	—	—	(12,500)
Issuance of long-term debt	262,350	—	—	262,350
Repayments of long-term debt	(278,496)	(1,486)	—	(279,982)
Intercompany receivable/payable	1,429	(1,429)	—	—
Other financing activies	(9,825)	—	—	(9,825)

Net cash used in financing activities	(24,542)	(2,915)	—	(27,457)

Increase (decrease) in cash and cash equivalents	(12,814)	184	—	(12,630)
Cash and cash equivalents at beginning of year	16,232	9,464	—	25,696

Cash and cash equivalents at end of year	$3,418	$9,648	$—	$13,066

In June 2012, the Company issued in a registered exchange offer $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. The Senior Secured Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc. Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC and Carmike Motion Pictures Houston, LLC. As of December 31, 2011 and 2010, all subsidiaries were guarantors under the Senior Secured Notes as presented above in the condensed consolidated balance sheets as of December 31, 2011 and 2010. Therefore, the Company is providing the following condensed consolidating financial statement information as of December 31, 2012 and for the year ended December 31, 2012 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$19,438	$—	$68,531
Restricted cash	293	—	—	293
Accounts receivable	5,058	6,124	(4,627)	6,555
Inventories	926	3,260	—	4,186
Deferred income tax asset	3,203	—	(307)	2,896
Prepaid expenses and other assets	3,426	7,510	—	10,936

Total current assets	61,999	36,332	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	51,876
Buildings and building improvements	45,571	290,167	—	335,738
Leasehold improvements	19,200	122,558	—	141,758
Assets under capital leases	8,675	36,295	—	44,970
Equipment	64,167	171,056	—	235,223
Construction in progress	1,352	3,833	—	5,185

Total property and equipment	151,045	663,705	—	814,750
Accumulated depreciation and amortization	(77,302)	(292,521)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	371,184	—	444,927

Intercompany receivables	92,801	—	(92,801)	—
Investments in subsidiaries	157,522	126	(157,648)	—
Goodwill	—	44,577	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	7,682
Deferred income tax asset	57,247	42,765	—	100,012
Assets held for sale	—	—	—	—
Other assets	14,299	6,773	—	21,072

Total assets	$464,351	$503,760	$(255,383)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$12,697	$(4,627)	$32,141
Accrued expenses	14,601	25,755	(307)	40,049
Current maturities of long-term debt, capital leases and long-term financing obligations	442	3,980	—	4,422

Total current liabilities	39,114	42,432	(4,934)	76,612

Long-term liabilities:
Long-term debt, less current maturities	209,548	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	192,849	—	220,725
Intercompany liabilities	—	92,801	(92,801)	—
Deferred revenue	32,984	—	—	32,984
Other	5,395	18,030	—	23,425

Total long-term liabilities	275,803	303,680	(92,801)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	540	1	(1)	540
Treasury stock	(11,740)	—	—	(11,740)
Paid-in capital	349,666	259,837	(259,837)	349,666
Accumulated deficit	(189,032)	(102,190)	102,190	(189,032)

Total stockholders’ equity	149,434	157,648	(157,648)	149,434

Total liabilities and stockholders’ equity	$464,351	$503,760	$(255,383)	$712,728

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$56,597	$286,494	$—	$343,091
Concessions and other	58,816	162,808	(25,391)	196,233

Total operating revenues	115,413	449,302	(25,391)	539,324

Operating costs and expenses:
Film exhibition costs	30,214	155,802	—	186,016
Concession costs	4,010	19,229	—	23,239
Other theatre operating costs	41,162	195,975	(25,391)	211,746
General and administrative expenses	22,259	2,288	—	24,547
Severance agreement charges	473	—	—	473
Depreciation and amortization	7,212	26,158	—	33,370
Loss on sale of property and equipment	777	191	—	968
Impairment of long-lived assets	619	3,634	—	4,253

Total operating costs and expenses	106,726	403,277	(25,391)	484,612

Operating income	8,687	46,025	—	54,712
Interest expense	3,465	32,539	—	36,004
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(52,500)	(126)	52,626	—

Income before income tax and income from unconsolidated affiliates	52,761	13,612	(52,626)	13,747
Income tax benefit	(42,809)	(37,981)	—	(80,790)
Income from unconsolidated affiliates	860	344	—	1,204

Income from continuing operations	96,430	51,937	(52,626)	95,741
Income (loss) from discontinued operations	(122)	689	—	567

Net income	$96,308	$52,626	$(52,626)	$96,308

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(29,334)	$81,719	$—	$52,385

Cash flows from investing activities:
Purchases of property and equipment	(14,340)	(20,719)	—	(35,059)
Theatre acquistions	—	(22,237)	—	(22,237)
Investment in unconsolidated affiliates	—	(55)	—	(55)
Proceeds from sale of property and equipment	2,066	2,675	—	4,741
Other investing activities	38	—	—	38

Net cash used in investing activities	(12,236)	(40,336)		(52,572)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	(200,229)
Debt issuance costs	(8,621)	—	—	(8,621)
Repayments of capital leases and long-term financing obligations	(348)	(1,709)	—	(2,057)
Issuance of common stock	56,566	—	—	56,566
Purchase of treasury stock	(57)	—	—	(57)
Intercompany receivable/payable	30,229	(30,229)	—	—

Net cash provided by (used in) financing activities	87,040	(31,938)	—	55,102

Increase in cash and cash equivalents	45,470	9,445	—	54,915
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	$49,093	$19,438	$—	$68,531

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2012 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Atlanta, Georgia

March 13, 2013

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2013 Proxy Statement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors – Audit Committee” in the section entitled “Corporate Governance” in our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Compensation Plans” contained in the 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2013 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2) The following consolidated financial statement schedule is included:

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2012, 2011 and 2010.

All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

CARMIKE CINEMAS, INC AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at end of Period
Year ended December 31, 2010
Allowances deducted from assets
Deferred tax assets	$63,166	$12,767	$—		$75,933

Total allowances deducted from assets	$63,166	$12,767	$—		$75,933

Year ended December 31, 2011
Allowances deducted from assets
Deferred tax assets	$75,933	$9,030	$—		$84,963

Total allowances deducted from assets	$75,933	$9,030	$—		$84,963

Year ended December 31, 2012
Allowances deducted from assets
Deferred tax assets	$84,963	$1,570	$(86,533	)(1)	$—

Total allowances deducted from assets	$84,963	$1,570	$(86,533)		$—

(1)	During the quarter ended December 31, 2012, the Company determined that it is more likely than not that the majority of its deferred tax assets would be realized in the future and accordingly the Company has released its valuation allowance against its deferred tax assets.

(a)(3) Listing of Exhibits

Exhibit Number	Description

2.1	Subscription Agreement between Carmike Cinemas, Inc. and SV Holdco, LLC, dated as of September 27, 2010 (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.2	Amended and Restated Liability Company Agreement of SV Holdco, LLC, dated as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.3	Amendment No. 1 to Subscription Agreement, effective as of September 27, 2010, by and between Carmike Cinemas, Inc. and SV Holdco, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.4	Amendment No. 1 to Amended and Restated Liability Company Agreement of SV Holdco, LLC, effective as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.5	Membership Interest Purchase Agreement, dated as of September 28, 2012, by and among Carmike Cinemas, Inc., Rave Reviews Cinemas, L.L.C. and Rave Reviews Holdings, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference). (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Carmike agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc., (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed January 22, 2009 and incorporated herein by reference).

4.1	Indenture for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.2	Registration Rights Agreement for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc. and Macquarie Capital (USA) Inc. (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.3	Form of 7.375% Senior Secured Note due 2019 (included in Exhibit 4.1).

4.4	Supplemental Indenture, dated December 3, 2012, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.5	Supplemental Indenture, dated December 11, 2012, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

10.1	Credit Agreement, dated April 27, 2012, by and among Carmike Cinemas, Inc., as Borrower, the several lenders from time to time parties to the Credit Agreement, Macquarie US Trading LLC, as Administrative Agent and Syndication Agent, and Macquarie Capital USA (Inc.) as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

Exhibit Number	Description

10.2	Second Lien Collateral Agreement, dated April 27, 2012, among Carmike Cinemas, Inc., the other Guarantors party thereto, Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.3	Collateral Trust Agreement, dated April 27, 2012, between Carmike Cinemas, Inc., the Guarantors from time to time party thereto, Macquarie US Trading LLC, as Administrative Agent under the Credit Agreement and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Trustee (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.4	First Lien Guarantee and Collateral Agreement between Carmike Cinemas, Inc. and certain of its Subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.5	First Amendment, dated as of September 28, 2012, to the Credit Agreement, dated as of April 27, 2012, by and among Carmike Cinemas, Inc., as borrower, the banks and other financial institutions or entities from time to time parties thereto, as lenders, and Macquarie US Trading LLC as administrative agent and syndication agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference).

10.6	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.7	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.8*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.9*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.10*	Form of Trust Agreement in connection with the Deferred Compensation Agreement and Schedule of Officers identified as beneficiaries of the Trust Agreement (filed as Exhibit 10.12 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.11*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.12*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 20, 2011 (filed as Appendix A to Carmike’s proxy statement filed on April 20, 2011, and incorporated herein by reference).

10.13*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.14*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

Exhibit Number	Description

10.15*	Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.16*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.17*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.18*	Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.20*	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference).

10.21*	Restricted Stock Grant Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.22*	Stock Option Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.4 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.23*	Employment Agreement by and between Carmike Cinemas, Inc. and S. David Passman III, dated June 4, 2009 (filed as Exhibit 10.1 to Carmike’s current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference).

10.24*	Amendment Number One to Employment Agreement, dated March 29, 2010 by and between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 5, 2010 and incorporated herein by reference).

10.25*	Form of Performance Based Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).

10.26*	Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred. W. Van Noy (filed as Exhibit 10.29 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.27*	Amendment No. 2 to the Separation Agreement, dated as of March 8, 2011, between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.43 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.28*	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

Exhibit Number	Description

10.29*	Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.30+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.31	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.32	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.33	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.34*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

10.35*	Amendment No. 1 to Carmike Cinemas, Inc. Annual Executive Bonus Program, effective January 1, 2009 (filed as Exhibit 10.45 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.36*	Retirement Agreement and General Release, dated June 1, 2011, by and between Forrest Lee Champion and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference).

10.37*	Form of Indemnification Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.47 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.38*	Separation Agreement, dated as of August 1, 2011, between Carmike Cinemas, Inc. and Daniel E. Ellis (filed as Exhibit 10.48 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.39*	Form of 2004 Incentive Stock Plan Performance Share Certificate (filed as Exhibit 10.49 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.40*	Carmike Cinemas, Inc. Section 162(m) Performance-Based Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 20, 2012 and incorporated herein by reference).

10.41*	Amendment No. 2 to Employment Agreement between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.6 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.42*	Amendment No. 2 to Separation Agreement between Carmike Cinemas, Inc. and Richard B. Hare (filed as Exhibit 10.7 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.43*	Amendment No. 3 to Separation Agreement between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.8 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 17 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Net Income (Loss) Per Share”).

Exhibit Number	Description

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment has been granted for certain portions of this document under Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the SEC.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 14, 2013	By:	/S/ S. DAVID PASSMAN III
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/S/ S. DAVID PASSMAN III S. David Passman III	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ RICHARD B. HARE Richard B. Hare	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

/S/ MARK R. BELL Mark R. Bell	Director

/S/ JEFFREY W. BERKMAN Jeffrey W. Berkman	Director

/S/ SEAN T. ERWIN Sean T. Erwin	Director

/S/ JAMES A. FLEMING James A. Fleming	Director

/S/ ALAN J. HIRSCHFIELD Alan J. Hirschfield	Director

/S/ ROLAND C. SMITH Roland C. Smith	Chairman of the Board of Directors

/S/ PATRICIA A. WILSON Patricia A. Wilson	Director