Form 10-Q
period 2013-03-31
CARMIKE CINEMAS INC
filed 2013-05-06
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 17,841,895 shares outstanding as of April 24, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$63,642	$68,531
Restricted cash	9	293
Accounts receivable	5,461	6,555
Inventories	3,550	4,186
Deferred income tax asset	3,639	2,896
Prepaid expenses and other current assets	15,741	10,936

Total current assets	92,042	93,397

Property and equipment:
Land	51,876	51,876
Buildings and building improvements	335,141	335,738
Leasehold improvements	143,711	141,758
Assets under capital leases	44,970	44,970
Equipment	236,780	235,223
Construction in progress	6,654	5,185

Total property and equipment	819,132	814,750
Accumulated depreciation and amortization	(377,882)	(369,823)

Property and equipment, net of accumulated depreciation	441,250	444,927
Goodwill	44,577	44,577
Investments in unconsolidated affiliates (Note 10)	6,231	7,682
Deferred income tax asset	100,541	100,012
Other	19,872	21,072
Intangible assets, net of accumulated amortization	1,035	1,061

Total assets	$705,548	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$29,208	$32,141
Accrued expenses	40,228	40,049
Current maturities of capital leases and long-term financing obligations	4,547	4,422

Total current liabilities	73,983	76,612

Long-term liabilities:
Long-term debt, less current maturities	209,565	209,548
Capital leases and long-term financing obligations, less current maturities	219,746	220,725
Deferred revenue	32,695	32,984
Other	25,371	23,425

Total long-term liabilities	487,377	486,682

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 18,309,979 shares issued and 17,841,895 shares outstanding at March 31, 2013, and 18,244,179 shares issued and 17,786,949 shares outstanding at December 31, 2012	542	540
Treasury stock, 468,084 and 457,230 shares at cost at March 31, 2013 and December 31, 2012, respectively	(11,914)	(11,740)
Paid-in capital	350,375	349,666
Accumulated deficit	(194,815)	(189,032)

Total stockholders’ equity	144,188	149,434

Total liabilities and stockholders’ equity	$705,548	$712,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$81,522	$82,690
Concessions and other	48,571	47,276

Total operating revenues	130,093	129,966
Operating costs and expenses:
Film exhibition costs	43,264	43,243
Concession costs	5,969	5,566
Other theatre operating costs	57,959	52,132
Lease termination charges (Note 12)	3,063	—
General and administrative expenses	6,015	5,000
Depreciation and amortization	10,234	7,767
Loss on sale of property and equipment	80	248
Impairment of long-lived assets	204	1,486

Total operating costs and expenses	126,788	115,442

Operating income	3,305	14,524
Interest expense	12,298	8,263

(Loss) income before income tax and loss from unconsolidated affiliates	(8,993)	6,261
Income tax (benefit) expense (Note 4)	(4,297)	2,407
Loss from unconsolidated affiliates (Note 10)	(1,015)	(543)

(Loss) income from continuing operations	(5,711)	3,311
Loss from discontinued operations (Note 6)	(72)	(79)

Net (loss) income	$(5,783)	$3,232

Weighted average shares outstanding:
Basic	17,547	12,824
Diluted	17,547	12,942

Net (loss) income per common share (Basic and Diluted):
(Loss) income from continuing operations	$(0.33)	$0.26
Loss from discontinued operations, net of tax	—	(0.01)

Net (loss) income	$(0.33)	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,783)	$3,232
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,234	7,803
Amortization of debt issuance costs	362	596
Impairment on long-lived assets	204	1,486
Deferred income taxes	(1,272)	—
Stock-based compensation	711	463
Loss from unconsolidated affiliates	1,326	897
Other	117	107
Loss on sale of property and equipment	91	290
Changes in operating assets and liabilities:
Accounts receivable and inventories	1,870	(764)
Prepaid expenses and other assets	(3,907)	(523)
Accounts payable	(103)	(2,721)
Accrued expenses and other liabilities	(1,171)	(1,011)
Lease termination charges	3,063	—
Distributions from unconsolidated affiliates	82	98

Net cash provided by operating activities	5,824	9,953

Cash flows from investing activities:
Purchases of property and equipment	(8,508)	(5,990)
Release of restricted cash	284	301
Theatre acquisition	(1,349)	(702)
Proceeds from sale of property and equipment	5	58

Net cash used in investing activities	(9,568)	(6,333)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	—	5,000
Repayment of short-term borrowings	—	(5,000)
Repayments of long-term debt	—	(511)
Repayments of capital lease and long-term financing obligations	(971)	(436)
Purchase of treasury stock	(174)	—

Net cash used in financing activities	(1,145)	(947)

(Decrease) increase in cash and cash equivalents	(4,889)	2,673
Cash and cash equivalents at beginning of period	68,531	13,616

Cash and cash equivalents at end of period	$63,642	$16,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,911	$7,559
Income taxes	$176	$—

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$1,590	$1,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and 2012

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of March 31, 2013 and December 31, 2012 and the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first three months of 2013.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued or effective through the three months ended March 31, 2013 that had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three months ended March 31, 2013, impairment charges aggregated to $204. The impairment charges were primarily the result of the continued deterioration of previously impaired theatres. The Company recorded impairment charges of $1,486 during the three months ended March 31, 2012 which were primarily the result of the Company’s plan to replace an owned theatre prior to the end of its useful life.

The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2013 was approximately $538. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by Accounting Standards Codification (“ASC 820”) Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	March 31, 2013	December 31, 2012
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(435)	(452)

Total debt	209,565	209,548
Current maturities	—	—

Total long-term debt	$209,565	$209,548

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

Revolving Credit Facility

In April 2012, the Company also entered into a new $25,000 revolving credit facility (the “Credit Facility”) with an interest rate of LIBOR (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (subject to a 2.00% floor) plus a margin of 3.50%, as the Company may elect. In addition, the Company is required to pay commitment fees on the unused portion of the Credit Facility at the rate of 0.50% per annum. The termination date of the Credit facility is April 27, 2016. The $25,000 revolving credit facility replaced the prior $30,000 revolving credit facility that was scheduled to mature in January 2013.

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at March 31, 2013.

The fair value of the Senior Secured Notes at March 31, 2013 and December 31, 2012 is estimated based on quoted market prices as follows:

	As of March 31,	As of December 31,
	2013	2012
Carrying amount, net	$210,000	$210,000
Fair value	$229,950	$226,800

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s ability, and the ability of its subsidiaries, to:

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

As of March 31, 2013, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

NOTE 4—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. Included in the Company’s estimates are the effects of the American Taxpayer Relief Act of 2012 which did not have a significant impact on the Company’s income tax provision. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the tax positions.

The effective tax rate from continuing operations for the three months ended March 31, 2013 and 2012 was 42.9% and 42.2%, respectively. The Company’s tax rate for the three months ended March 31, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions. The Company’s tax rates for the three months ended March 31, 2012 differ from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of its assets and liabilities and the inability to recognize an associated deferred tax benefit, due to the Company’s assessment that the realization of its deferred tax assets was unlikely. The Company released its valuation allowance against its deferred tax assets at December 31, 2012. The Company believes that the effective tax rate for the three months ended March 31, 2013 and future periods will more closely reflect the statutory tax rate.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code (“IRC”) of 1986, as amended, during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating loss carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. As a result of the 2008 ownership change, the Company is limited to an approximate $1.7 million annual limitation on its ability to utilize its pre-change net operating loss (“NOLs”) and recognized built-in losses. The recognition period ends at October 15, 2013.

An ownership change was also deemed to have occurred during the second quarter of 2012. The Company does not believe this change will further limit its ability to utilize its net operating loss carryforwards or certain other deductions.

At March 31, 2013 and December 31, 2012, the Company’s net deferred tax assets, net of IRC Section 382 limitations, were $104,180 and $102,908, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at March 31, 2013 and December 31, 2012, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of March 31, 2013 and December 31, 2012, the amount of unrecognized tax benefits was $2,678, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9 - Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of March 31, 2013, there were 1,153,602 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of March 31, 2013, the Company also had 361,603 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of March 31, 2013, 236,803 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $711 and $463 for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of March 31, 2013, the Company had approximately $5,638 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.4 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first three months of 2013 or 2012. The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	747,500	$12.32	5.92
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Forfeited	(50,000)	$21.79

Outstanding at March 31, 2013	697,500	$11.64	6.09	$5,857

Exercisable on March 31, 2013	641,662	$12.03	5.92	$5,244

Expected to vest March 31, 2013	53,244	$7.14	8.01	$585

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	458,981	$10.85
Granted	193,600	$15.66
Vested	(72,000)	$10.92
Forfeited	—	$—

Nonvested at March 31, 2013	580,581	$12.45

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2013 and 2012, the Company closed seven and four theatres, respectively. With respect to the closures during the three months ended March 31, 2013 and 2012, the Company classified one theatre and three theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in their operations.

All activity during the three months ended March 31, 2013 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2013 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenue from discontinued operations	$23	$941

Operating loss before income taxes	$(111)	$(85)
Income tax benefit from discontinued operations	45	32
Loss on disposal, before income taxes	(11)	(42)
Income tax benefit on disposal	5	16

Loss from discontinued operations	$(72)	$(79)

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

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, all common stock equivalents aggregating 1,410,412 for the three months ended March 31, 2013 were excluded from the calculation of diluted loss per share given their anti-dilutive effect. Common stock equivalents totaling 270,000 for the three months ended March 31, 2012, were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock compared to the price on the grant date.

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

As of March 31, 2013, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of March 31, 2013, the carrying value of the Company’s ownership interest in SV Holdco is $5,298 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of March 31, 2013.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of March 31, 2013 and December 31, 2012.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,007 and $2,253 for the three months ended March 31, 2013 and 2012, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled approximately $354 and $397 for the three months ended March 31, 2013 and 2012, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,073 and $2,030 at March 31, 2013 and December 31, 2012, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the three months ended March 31, 2013 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2013	$6,740
Equity earnings of SV Holdco	(1,442)

Balance at March 31, 2013	$5,298

Deferred revenue	SV Holdco
Balance at January 1, 2013	$34,141
Amortization of up-front payment	(237)
Amortization of Class C units	(52)

Balance at March 31, 2013	$33,852

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9 – Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of March 31,
2013
Assets:
Current assets	$25,048
Noncurrent assets	156,628

Total assets	$181,676

Liabilities:
Current liabilities	$32,927
Noncurrent liabilities	73,985

Total liabilities	$106,912

	Three Months Ended
	March 31, 2013	March 31, 2012
Results of operations:
Revenue	$17,788	$23,245
Net income	$(9,353)	$(8,299)

A summary of activity in income from unconsolidated affiliates for the three months ended March 31, 2013 and 2012 is as follows:

	March 31,
Income from unconsolidated affiliates	2013	2012
Income (loss) from unconsolidated affiliates	$(1,369)	$(940)
Elimination of intercompany revenue	354	397

Loss from unconsolidated affiliates	$(1,015)	$(543)

NOTE 11—THEATRE ACQUISITIONS

On November 15, 2012, the Company completed its acquisition of 16 entertainment complexes and 251 screens in seven U.S. states (the “Theatres”) pursuant to the terms of the Membership Interest Purchase Agreement with Rave Reviews Cinemas, L.L.C (“Rave”) and Rave Reviews Holdings, LLC (“Acquisition Sub”) dated September 28, 2012. Prior to consummation of the acquisition, Rave transferred to the Acquisition Sub the Theatres and certain related assets and certain assumed liabilities, including the leases, related to the Theatres. The Company subsequently acquired all of the ownership interests of the Acquisition Sub. The acquisition supports the Company’s growth strategy. In consideration for the acquisition, the Company paid $22,213 in cash including $3,213 in working capital adjustments. The Company paid $1,349 of the working capital adjustment during the three months ended March 31, 2013. In addition, the Company assumed approximately $110,243 of financing obligations, after accounting adjustments, to reflect the acquisition date fair value of such obligations. The purchase price was paid using cash on hand.

NOTE 12—LEASE TERMINATION CHARGES

For the three months ended March 31, 2013, the Company has recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately six years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company has recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 13—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective in 2010. The registration statement registers certain securities, including debt securities which may be issued and guaranteed by certain of the Company’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

The Company may sell debt securities pursuant to the registration statement and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. The financial information included for the non-guarantor subsidiaries is primarily related to entities acquired in the Rave acquisition in November 2012. Therefore, the Company is providing the following condensed consolidating financial statement information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$48,615	$12,625	$2,402	$—	$63,642
Restricted cash	9	—	—	—	9
Accounts receivable	4,853	336	3,562	(3,290)	5,461
Inventories	793	2,336	421	—	3,550
Deferred income tax asset	3,203	436	—	—	3,639
Prepaid expenses and other assets	10,503	1,559	3,679	—	15,741

Total current assets	67,976	17,292	10,064	(3,290)	92,042

Property and equipment:
Land	12,080	39,796	—	—	51,876
Buildings and building improvements	45,581	222,483	67,077	—	335,141
Leasehold improvements	19,213	108,686	15,812	—	143,711
Assets under capital leases	8,675	36,295	—	—	44,970
Equipment	64,883	159,141	12,756	—	236,780
Construction in progress	1,688	4,967	(1)	—	6,654

Total property and equipment	152,120	571,368	95,644	—	819,132
Accumulated depreciation and amortization	(79,184)	(295,216)	(3,482)	—	(377,882)

Property and equipment, net of accumulated depreciation	72,936	276,152	92,162	—	441,250

Intercompany receivables	98,363	—	4,841	(103,204)	—
Investments in subsidiaries	152,897	129	—	(153,026)	—
Goodwill	—	8,087	36,490	—	44,577
Intangible assets, net of accumulated amortization	—	1,035	—	—	1,035
Investments in unconsolidated affiliates	5,298	933	—	—	6,231
Deferred income tax asset	56,753	43,390	398	—	100,541
Other assets	13,520	5,956	396	—	19,872

Total assets	$467,743	$352,974	$144,351	$(259,520)	$705,548

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,283	$6,729	$1,486	$(3,290)	$29,208
Accrued expenses	23,410	10,395	6,423	—	40,228
Current maturities of capital leases and long-term financing obligations	464	2,209	1,874	—	4,547

Total current liabilities	48,157	19,333	9,783	(3,290)	73,983

Long-term liabilities:
Long-term debt, less current maturities	209,565	—	—	—	209,565
Capital leases and long-term financing obligations, less current maturities	27,777	84,168	107,801	—	219,746
Intercompany liabilities	—	103,204	—	(103,204)	—
Deferred revenue	32,695	—	—	—	32,695
Other	5,361	13,580	6,430	—	25,371

Total long-term liabilities	275,398	200,952	114,231	(103,204)	487,377

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	542	1	—	(1)	542
Treasury stock	(11,914)	—	—	—	(11,914)
Paid-in capital	350,375	237,800	22,213	(260,013)	350,375
Accumulated deficit	(194,815)	(105,112)	(1,876)	106,988	(194,815)

Total stockholders’ equity	144,188	132,689	20,337	(153,026)	144,188

Total liabilities and stockholders’ equity	$467,743	$352,974	$144,351	$(259,520)	$705,548

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$14,870	$4,568	$—	$68,531
Restricted cash	293	—	—	—	293
Accounts receivable	5,058	874	5,250	(4,627)	6,555
Inventories	926	2,823	437	—	4,186
Deferred income tax asset	3,203	—	—	(307)	2,896
Prepaid expenses and other current assets	3,426	5,173	2,337	—	10,936

Total current assets	61,999	23,740	12,592	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	—	51,876
Buildings and building improvements	45,571	223,090	67,077	—	335,738
Leasehold improvements	19,200	107,111	15,447	—	141,758
Assets under capital leases	8,675	36,295	—	—	44,970
Equipment	64,167	158,333	12,723	—	235,223
Construction in progress	1,352	3,833	—	—	5,185

Total property and equipment	151,045	568,458	95,247	—	814,750
Accumulated depreciation and amortization	(77,302)	(291,132)	(1,389)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	277,326	93,858	—	444,927

Intercompany receivables	92,801	—	7,002	(99,803)	—
Investments in subsidiaries	157,522	126	—	(157,648)	—
Goodwill	—	8,087	36,490	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	—	7,682
Deferred income tax asset	57,247	42,765	—	—	100,012
Other assets	14,299	6,026	747	—	21,072

Total assets	$464,351	$360,073	$150,689	$(262,385)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$9,704	$2,993	$(4,627)	$32,141
Accrued expenses	14,601	17,250	8,505	(307)	40,049
Current maturities of capital leases and long-term financing obligations	442	2,169	1,811	—	4,422

Total current liabilities	39,114	29,123	13,309	(4,934)	76,612

Long-term liabilities:
Long-term debt, less current maturities	209,548	—	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	84,557	108,292	—	220,725
Intercompany liabilities	—	99,803	—	(99,803)	—
Deferred revenue	32,984	—	—	—	32,984
Other	5,395	11,487	6,543	—	23,425

Total long-term liabilities	275,803	195,847	114,835	(99,803)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	540	1	—	(1)	540
Treasury stock	(11,740)	—	—	—	(11,740)
Paid-in capital	349,666	237,800	22,037	(259,837)	349,666
Accumulated deficit	(189,032)	(102,698)	508	102,190	(189,032)

Total stockholders’ equity	149,434	135,103	22,545	(157,648)	149,434

Total liabilities and stockholders’ equity	$464,351	$360,073	$150,689	$(262,385)	$712,728

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$11,244	$58,712	$11,566	$—	$81,522
Concessions and other	13,977	34,808	6,256	(6,470)	48,571

Total operating revenues	25,221	93,520	17,822	(6,470)	130,093

Operating costs and expenses:
Film exhibition costs	6,037	30,901	6,326	—	43,264
Concession costs	901	4,278	790	—	5,969
Other theatre operating costs	9,849	46,079	8,501	(6,470)	57,959
General and administrative expenses	5,429	570	16	—	6,015
Lease termination charges	—	3,063	—	—	3,063
Depreciation and amortization	1,879	6,262	2,093	—	10,234
Loss on sale of property and equipment	5	75	—	—	80
Impairment of long-lived assets	—	204	—	—	204

Total operating costs and expenses	24,100	91,432	17,726	(6,470)	126,788

Operating income	1,121	2,088	96	—	3,305
Interest expense	2,025	6,157	4,116	—	12,298
Equity in loss of subsidiaries	4,801	—	—	(4,801)	—

Loss before income tax and (loss) income from unconsolidated affiliates	(5,705)	(4,069)	(4,020)	4,801	(8,993)
Income tax benefit	(1,008)	(1,654)	(1,635)	—	(4,297)
(Loss) income from unconsolidated affiliates	(1,088)	73	—	—	(1,015)

Loss from continuing operations	(5,785)	(2,342)	(2,385)	4,801	(5,711)
Income (loss) from discontinued operations	2	(74)	—	—	(72)

Net loss	$(5,783)	$(2,416)	$(2,385)	$4,801	$(5,783)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,721	$68,969	$—	$82,690
Concessions and other	14,798	38,791	(6,313)	47,276

Total operating revenues	28,519	107,760	(6,313)	129,966

Operating costs and expenses:
Film exhibition costs	7,204	36,039	—	43,243
Concession costs	1,010	4,556	—	5,566
Other theatre operating costs	11,106	47,339	(6,313)	52,132
General and administrative expenses	4,428	572	—	5,000
Depreciation and amortization	1,707	6,060	—	7,767
Loss on sale of property and equipment	21	227	—	248
Impairment of long-lived assets	9	1,477	—	1,486

Total operating costs and expenses	25,485	96,270	(6,313)	115,442

Operating income	3,034	11,490	—	14,524
Interest expense	2,519	5,744	—	8,263
Equity in loss of subsidiaries	(3,372)	—	3,372	—

Income before income tax and (loss) income from unconsolidated affiliates	3,887	5,746	(3,372)	6,261
Income tax (benefit) expense	(97)	2,504	—	2,407
(Loss) income from unconsolidated affiliates	(654)	111	—	(543)

Income from continuing operations	3,330	3,353	(3,372)	3,311
Loss from discontinued operations	(98)	19	—	(79)

Net income	$3,232	$3,372	$(3,372)	$3,232

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,831	$(3,145)	$1,138	$—	$5,824

Cash flows from investing activities:
Purchases of property and equipment	(2,708)	(5,403)	(397)	—	(8,508)
Theatre acquisition	—	—	(1,349)	—	(1,349)
Proceeds from sale of property and equipment	5	—	—	—	5
Other investing activities	284	—	—	—	284

Net cash used in investing activities	(2,419)	(5,403)	(1,746)		(9,568)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(103)	(438)	(430)	—	(971)
Purchase of treasury stock	(174)	—	—	—	(174)
Intercompany receivable/payable	(5,613)	6,741	(1,128)	—	—

Net cash (used in) provided by financing activities	(5,890)	6,303	(1,558)	—	(1,145)

Increase in cash and cash equivalents	(478)	(2,245)	(2,166)	—	(4,889)
Cash and cash equivalents at beginning of period	49,093	14,870	4,568	—	68,531

Cash and cash equivalents at end of period	$48,615	$12,625	$2,402	$—	$63,642

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,310)	$14,263	$—	$9,953

Cash flows from investing activities:
Purchases of property and equipment	(2,837)	(3,153)	—	(5,990)
Purchase acquisition	—	(702)	—	(702)
Proceeds from sale of property and equipment	40	18	—	58
Other investing activities	301	—	—	301

Net cash used in investing activities	(2,496)	(3,837)		(6,333)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short-term borrowings	(5,000)	—	—	(5,000)
Repayments of long-term debt	(511)	—	—	(511)
Intercompany receivable/payable	7,745	(7,745)	—	—
Repayments of capital lease and long-term financing obligations	(79)	(357)	—	(436)

Net cash provided by (used in) financing activities	7,155	(8,102)	—	(947)

Increase in cash and cash equivalents	349	2,324	—	2,673
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	$3,972	$12,317	$—	$16,289

In June 2012, the Company issued in a registered exchange offer $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. The Senior Secured Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc., Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC and Carmike Motion Pictures Houston, LLC. For the three months ended March 31, 2012, all subsidiaries were guarantors under the Senior Secured Notes as presented above in the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2012. Therefore, the Company is providing the following condensed consolidating financial statement information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$48,615	$15,027	$—	$63,642
Restricted cash	9	—	—	9
Accounts receivable	4,853	3,898	(3,290)	5,461
Inventories	793	2,757	—	3,550
Deferred income tax asset	3,203	436	—	3,639
Prepaid expenses and other assets	10,503	5,238	—	15,741

Total current assets	67,976	27,356	(3,290)	92,042

Property and equipment:
Land	12,080	39,796	—	51,876
Buildings and building improvements	45,581	289,560	—	335,141
Leasehold improvements	19,213	124,498	—	143,711
Assets under capital leases	8,675	36,295	—	44,970
Equipment	64,883	171,897	—	236,780
Construction in progress	1,688	4,966	—	6,654

Total property and equipment	152,120	667,012	—	819,132
Accumulated depreciation and amortization	(79,184)	(298,698)	—	(377,882)

Property and equipment, net of accumulated depreciation	72,936	368,314	—	441,250

Intercompany receivables	98,363	—	(98,363)	—
Investments in subsidiaries	152,897	129	(153,026)	—
Goodwill	—	44,577	—	44,577
Intangible assets, net of accumulated amortization	—	1,035	—	1,035
Investments in unconsolidated affiliates	5,298	933	—	6,231
Deferred income tax asset	56,753	43,788	—	100,541
Other assets	13,520	6,352	—	19,872

Total assets	$467,743	$492,484	$(254,679)	$705,548

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,283	$8,215	$(3,290)	$29,208
Accrued expenses	23,410	16,818	—	40,228
Current maturities of capital leases and long-term financing obligations	464	4,083	—	4,547

Total current liabilities	48,157	29,116	(3,290)	73,983

Long-term liabilities:
Long-term debt, less current maturities	209,565	—	—	209,565
Capital leases and long-term financing obligations, less current maturities	27,777	191,969	—	219,746
Intercompany liabilities	—	98,363	(98,363)	—
Deferred revenue	32,695	—	—	32,695
Other	5,361	20,010	—	25,371

Total long-term liabilities	275,398	310,342	(98,363)	487,377

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	542	1	(1)	542
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	350,375	260,013	(260,013)	350,375
Accumulated deficit	(194,815)	(106,988)	106,988	(194,815)

Total stockholders’ equity	144,188	153,026	(153,026)	144,188

Total liabilities and stockholders’ equity	$467,743	$492,484	$(254,679)	$705,548

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$19,438	$—	$68,531
Restricted cash	293	—	—	293
Accounts receivable	5,058	6,124	(4,627)	6,555
Inventories	926	3,260	—	4,186
Deferred income tax asset	3,203	—	(307)	2,896
Prepaid expenses and other assets	3,426	7,510	—	10,936

Total current assets	61,999	36,332	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	51,876
Buildings and building improvements	45,571	290,167	—	335,738
Leasehold improvements	19,200	122,558	—	141,758
Assets under capital leases	8,675	36,295	—	44,970
Equipment	64,167	171,056	—	235,223
Construction in progress	1,352	3,833	—	5,185

Total property and equipment	151,045	663,705	—	814,750
Accumulated depreciation and amortization	(77,302)	(292,521)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	371,184	—	444,927

Intercompany receivables	92,801	—	(92,801)	—
Investments in subsidiaries	157,522	126	(157,648)	—
Goodwill	—	44,577	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	7,682
Deferred income tax asset	57,247	42,765	—	100,012
Other assets	14,299	6,773	—	21,072

Total assets	$464,351	$503,760	$(255,383)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$12,697	$(4,627)	$32,141
Accrued expenses	14,601	25,755	(307)	40,049
Current maturities of capital leases and long-term financing obligations	442	3,980	—	4,422

Total current liabilities	39,114	42,432	(4,934)	76,612

Long-term liabilities:
Long-term debt, less current maturities	209,548	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	192,849	—	220,725
Intercompany liabilities	—	92,801	(92,801)	—
Deferred revenue	32,984	—	—	32,984
Other	5,395	18,030	—	23,425

Total long-term liabilities	275,803	303,680	(92,801)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	540	1	(1)	540
Treasury stock	(11,740)	—	—	(11,740)
Paid-in capital	349,666	259,837	(259,837)	349,666
Accumulated deficit	(189,032)	(102,190)	102,190	(189,032)

Total stockholders’ equity	149,434	157,648	(157,648)	149,434

Total liabilities and stockholders’ equity	$464,351	$503,760	$(255,383)	$712,728

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$11,244	$70,278	$—	$81,522
Concessions and other	13,977	41,064	(6,470)	48,571

Total operating revenues	25,221	111,342	(6,470)	130,093

Operating costs and expenses:
Film exhibition costs	6,037	37,227	—	43,264
Concession costs	901	5,068	—	5,969
Other theatre operating costs	9,849	54,580	(6,470)	57,959
General and administrative expenses	5,429	586	—	6,015
Lease termination charges	—	3,063	—	3,063
Depreciation and amortization	1,879	8,355	—	10,234
Loss on sale of property and equipment	5	75	—	80
Impairment of long-lived assets	—	204	—	204

Total operating costs and expenses	24,100	109,158	(6,470)	126,788

Operating income	1,121	2,184	—	3,305
Interest expense	2,025	10,273	—	12,298
Equity in loss of subsidiaries	4,801	—	(4,801)	—

(Loss) before income tax and (loss) income from unconsolidated affiliates	(5,705)	(8,089)	4,801	(8,993)
Income tax benefit	(1,008)	(3,289)	—	(4,297)
(Loss) income from unconsolidated affiliates	(1,088)	73	—	(1,015)

Loss from continuing operations	(5,785)	(4,727)	4,801	(5,711)
Income (loss) from discontinued operations	2	(74)	—	(72)

Net loss	$(5,783)	$(4,801)	$4,801	$(5,783)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,831	$(2,007)	$—	$5,824

Cash flows from investing activities:
Purchases of property and equipment	(2,708)	(5,800)	—	(8,508)
Theatre acquisition	—	(1,349)	—	(1,349)
Proceeds from sale of property and equipment	5	—	—	5
Other investing activities	284	—	—	284

Net cash used in investing activities	(2,419)	(7,149)		(9,568)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(103)	(868)	—	(971)
Purchase of treasury stock	(174)	—	—	(174)
Intercompany receivable/payable	(5,613)	5,613	—	—

Net cash provided by (used in) financing activities	(5,890)	4,745	—	(1,145)

Increase in cash and cash equivalents	(478)	(4,411)	—	(4,889)
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	$48,615	$15,027	$—	$63,642

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2013 we owned, operated or had an interest in 244 theatres with 2,464 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2013, we had 232 theatres with 2,369 screens on a digital-based platform, including 226 theatres with 869 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On November 15, 2012, we completed our acquisition of 16 entertainment complexes and 251 screens in seven U.S. states from Rave Reviews Cinemas, L.L.C (“Rave”) for approximately $22.2 million, inclusive of a net working capital adjustment. We also assumed financing obligations in the amount of approximately $110.2 million, after accounting adjustments, to reflect the acquisition date fair value of such obligations.

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened two new build-to-suit theatres during the first three months of 2013 and plan to open up to three additional theatres in 2013.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2013	2012
Average theatres	246	236
Average screens	2,480	2,259
Average attendance per screen (1)	4,687	5,394
Average admission per patron (1)	$7.02	$6.84
Average concessions and other sales per patron (1)	$4.18	$3.91
Total attendance (in thousands) (1)	11,620	12,183
Total operating revenues (in thousands)	$130,093	$129,966

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total operating revenues for the three months ended March 31, 2013 were consistent with total operating revenues for the three months ended March 31, 2012. Total operating revenues were $130.1 million and $130.0 million for the three months ended March 31, 2013 and 2012, respectively. Total attendance decreased from 12.2 million in the first quarter of 2012 to 11.6 million for the first quarter of 2013. Attendance declines during the first quarter of 2013 were offset by an increase in average admissions per patron from $6.84 in the first quarter of 2012 to $7.02 in the first quarter of 2013 and an increase in average concessions and other sales per patron from $3.91 in the first quarter of 2012 to $4.18 for the first quarter of 2013. Excluding the acquired Rave theatres, total operating revenues decreased 13.7% to $112.3 million. The decrease in total revenues, excluding the acquired Rave theatres, was due to a decrease in total attendance from 12.2 million to 10.1 million, partially offset by an increase in average admissions per patron from $6.84 to $6.93 and an increase in average concessions and other sales per patron from $3.91 to $4.19. Attendance was down period over period due principally to a more favorable movie slate in 2012. Attendance per screen was down period over period due primarily to the less favorable movie slate in 2013 and an increase in screens resulting from 2012 acquisitions. Average concessions and other sales per patron increased, primarily due to concession promotions and increased prices.

Admissions revenue decreased approximately 1.4% to $81.5 million for the three months ended March 31, 2013 from $82.7 million for the same period in 2012, due to a decrease in total attendance from 12.2 million in the first quarter of 2012 to 11.6 million for the first quarter of 2013, partially offset by an increase in average admissions per patron from $6.84 in the first quarter of 2012 to $7.02 for the first quarter of 2013. Excluding admissions revenue of $11.6 million from the acquired Rave theatres, admissions revenue decreased 15.4% to $70.0 million in 2013 from $82.7 million in 2012.

Concessions and other revenue increased approximately 2.7% to $48.6 million for the three months ended March 31, 2013 compared to $47.3 million for the same period in 2012 due to an increase in average concessions and other sales per patron from $3.91 in the first quarter of 2012 to $4.18 for the first quarter of 2013 partially offset by a decrease in total attendance from 12.2 million for the three months ended March 31, 2012 to 11.6 million for the three months ended March 31, 2013. Excluding concessions and other revenues from the acquired Rave theatres, concessions and other revenues decreased 10.4% to $42.3 million in 2013 from $47.3 million in 2012.

We operated 244 theatres with 2,464 screens at March 31, 2013 compared to 236 theatres with 2,264 screens at March 31, 2012.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2013	2012	% Change
Film exhibition costs	$43,264	$43,243	—
Concession costs	$5,969	$5,566	7
Other theatre operating costs	$57,959	$52,132	11
General and administrative expenses	$6,015	$5,000	20
Lease termination charges	$3,063	$—	—
Depreciation and amortization	$10,234	$7,767	32
Loss on sale of property and equipment	$80	$248	(68)
Impairment of long-lived assets	$204	$1,486	(86)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended March 31, 2013 were consistent with film exhibition costs for the three months ended March 31, 2012. Film exhibition costs were $43.3 million and $43.2 million for the three months ended March 31, 2013 and 2012, respectively. As a percentage of admissions revenue, film exhibition costs increased to 53.1% for the three months ended March 31, 2013 as compared to 52.3% for the three months ended March 31, 2012. The increase in film exhibition costs as a percentage of admissions revenues for the three months ended March 31, 2013 is due primarily to increased advertising costs associated with the opening of two new build-to-suit theatres. Excluding the acquired Rave theatres, film exhibition costs for the three months ended March 31, 2013 decreased to $36.9 million as compared to $43.2 million for the three months ended March 31, 2012 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the acquired Rave theatres, film exhibition costs were 52.8% for the three months ended March 31, 2013 as compared to 52.3% for the three months ended March 31, 2012.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended March 31, 2013 increased to $6.0 million compared to $5.6 million for the three months ended March 31, 2012. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2013 were 12.3% as compared to 11.8% for the three months ended March 31, 2012. The increase in concession costs as a percentage of concessions and other revenues was due primarily to an increase in the cost of concession supplies and an increase in discounts and other promotional activities. Excluding the acquired Rave theatres, concession costs for the three months ended March 31, 2013 decreased to $5.2 million as compared to $5.6 million for the three months ended March 31, 2012. Excluding the acquired Rave theatres, as a percentage of concessions and other revenues, concessions costs were 12.2% for the three months ended March 31, 2013 as compared to 11.8% for the three months ended March 31, 2012.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2013 increased to $58.0 million as compared to $52.1 million for the three months ended March 31, 2012. Excluding the acquired Rave theatres, other theatre operating costs for the three months ended March 31, 2013 decreased to $50.5 million as compared to $52.1 million for the three months ended March 31, 2012. The increase in our other theatre operating costs was primarily due to increases in other theatre costs of $7.5 million related to theatres acquired in 2012, partially offset by decreases in salaries and wages expense of $0.9 million and theatre occupancy costs of $0.5 million related primarily to theatre closures.

General and administrative expenses. General and administrative expenses increased to $6.0 million for the three months ended March 31, 2013 compared to $5.0 million for the three months ended March 31, 2012. The increase in general and administrative expenses during the three months ended March 31, 2013 was primarily the result of increases in professional fees of $0.5 million related primarily to acquisition activities and salaries and wages expense of $0.4 million related primarily to increases in deferred compensation costs.

Lease termination charges. During the three months ended March 31, 2013, we recorded lease termination charges of $3.1 million. The charges were primarily associated with the closing of an underperforming theatre prior to the end of its lease term.

Depreciation and amortization. Depreciation and amortization expenses increased to $10.2 million for the three months ended March 31, 2013 as compared to $7.8 million for the three months ended March 31, 2012. The increase in depreciation and amortization expenses was primarily due to depreciation and amortization expenses associated with theatres acquired during 2012.

Net gain (loss) on sales of property and equipment. We recognized a loss of $80,000 on the sale of property and equipment for the three months ended March 31, 2013. We recognized a loss of $248,000 on the sale of property and equipment for the three months ended March 31, 2012.

Impairment of long-lived assets. Impairment of long-lived assets for the three months ended March 31, 2013 decreased to $0.2 million from $1.5 million for the three months ended March 31, 2012. The impairment charges for the three months ended March 31, 2013 were primarily the result of the continued deterioration of previously impaired theatres. The impairment charges for the three months ended March 31, 2012 were primarily the result of our decision to replace an existing theatre prior to the end of its useful life.

Operating income. Operating income for the three months ended March 31, 2013 decreased to $3.3 million from $14.5 million for the three months ended March 31, 2012. As a percentage of revenues, operating income for the three months ended March 31, 2013 was 2.5% as compared to 11.2% for the three months ended March 31, 2012. This fluctuation is primarily a result of a decrease in total attendance for the three months ended March 31, 2013, an increase in fixed operating costs associated with theatres acquired during 2012 and the factors described above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2013 and 2012 was $12.3 million and $8.3 million, respectively. Interest expense increased for the three months ended March 31, 2013 due to an increase in the weighted average interest rate of our senior secured notes compared to our prior term loan and interest expense associated with financing obligations assumed from theatres acquired during 2012.

Income tax. During the three months ended March 31, 2013 and 2012, we recorded income tax (benefit) expense of ($4.3) million and $2.4 million, respectively. We recorded an income tax benefit for the three months ended March 31, 2013 as a result of losses from continuing operations for the first quarter of 2013. At March 31, 2013 and December 31, 2012, our consolidated deferred tax assets were $104.2 million and $102.9 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three months ended March 31, 2013 was 42.9%. Our tax rate for the three months ended March 31, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended March 31, 2013 and 2012, we closed seven and four theatres, respectively. With respect to the closures during the three months ended March 31, 2013 and 2012, we classified one theatre and three theatres, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $18.1 million as of March 31, 2013 compared to a working capital surplus of $16.8 million at December 31, 2012. The working capital surplus in 2013 and 2012 resulted from proceeds of $56.3 million received from our common stock offering in April 2012.

At March 31, 2013, we had available borrowing capacity of $25 million under our revolving Credit Facility (as defined below) and approximately $63.6 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $68.5 million in cash and cash equivalents at December 31, 2012. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

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

Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $10.0 million for the three months ended March 31, 2012. Cash provided by operating activities was lower for the three months ended March 31, 2013 due primarily to decreased box office attendance during the period ending March 31, 2013 and increased operating costs associated with theatres acquired during 2012. Net cash used in investing activities was $9.6 million for the three months ended March 31, 2013 compared to $6.3 million for the three months ended March 31, 2012. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment. Capital expenditures were $8.5 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures for the 2013 period related primarily to recently constructed new build-to-suit theatres. Capital expenditures for the 2012 period were primarily due to the construction of two new build-to-suit theatres opened during the first quarter of 2012 and Big D renovations (as described below). Net cash used in financing activities was $1.1 million for the three months ended March 31, 2013 compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2012.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first three months of 2013, we closed seven of our underperforming theatres and estimate closing up to a total of eleven theatres for the full year 2013.

We plan to incur between $25 million and $30 million in capital expenditures for calendar year 2013. We opened two new build-to-suit theatres during the first quarter of 2013 and plan to open up to three additional theatres in 2013. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience (“Big D”) includes a larger screen, enhanced sound and premium seating accommodations. As of March 31, 2013, we have 18 Big D auditoriums, including one auditorium in each of our new build-to-suit theatres opened during the first quarter of 2013. We intend to roll out additional Big D auditoriums during the remainder of 2013, including one Big D auditorium in each new build-to-suit theatre. We also have seven IMAX auditoriums that we acquired as part of the acquisition of Rave Reviews Cinemas in November 2012. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

As of March 31, 2013, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	our ability to achieve expected results from our strategic acquisitions;

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in the agreements governing our indebtedness;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7-Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement, dated as of September 28, 2012, by and among Carmike Cinemas, Inc., Rave Reviews Cinemas, L.L.C. and Rave Reviews Holdings, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference). (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Carmike agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

10.1	Release and Waiver Agreement, dated April 11, 2012, between Carmike Cinemas, Inc. and Gary F. Krannacker.

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income (Loss) Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as detailed text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: May 6, 2013	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)