Form 10-Q
period 2013-06-30
CARMIKE CINEMAS INC
filed 2013-07-23
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share – 17,867,823 shares outstanding as of July 19, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$83,736	$68,531
Restricted cash	13	293
Accounts receivable	8,528	6,555
Inventories	3,580	4,186
Deferred income tax asset	4,471	2,896
Prepaid expenses and other current assets	11,376	10,936

Total current assets	111,704	93,397

Property and equipment:
Land	51,841	51,876
Buildings and building improvements	334,990	335,738
Leasehold improvements	145,382	141,758
Assets under capital leases	44,970	44,970
Equipment	239,702	235,223
Construction in progress	6,843	5,185

Total property and equipment	823,728	814,750
Accumulated depreciation and amortization	(387,652)	(369,823)

Property and equipment, net of accumulated depreciation	436,076	444,927

Goodwill	44,577	44,577
Intangible assets, net of accumulated amortization	1,009	1,061
Investments in unconsolidated affiliates (Note 10)	6,036	7,682
Deferred income tax asset	100,912	100,012
Other	19,627	21,072

Total assets	$719,941	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$37,133	$32,141
Accrued expenses	40,957	40,049
Current maturities of capital leases and long-term financing obligations	4,750	4,422

Total current liabilities	82,840	76,612

Long-term liabilities:
Long-term debt	209,583	209,548
Capital leases and long-term financing obligations, less current maturities	218,655	220,725
Deferred revenue	32,405	32,984
Other	24,986	23,425

Total long-term liabilities	485,629	486,682

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 18,335,907 shares issued and 17,867,823 shares outstanding at June 30, 2013, and 18,244,179 shares issued and 17,786,949 shares outstanding at December 31, 2012	542	540
Treasury stock, 468,084 and 457,230 shares at cost at June 30, 2013 and December 31, 2012, respectively	(11,914)	(11,740)
Paid-in capital	350,982	349,666
Accumulated deficit	(188,138)	(189,032)

Total stockholders’ equity	151,472	149,434

Total liabilities and stockholders’ equity	$719,941	$712,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$107,825	$86,434	$189,348	$169,125
Concessions and other	62,648	49,099	111,219	96,375

Total operating revenues	170,473	135,533	300,567	265,500
Operating costs and expenses:
Film exhibition costs	61,141	48,254	104,405	91,497
Concession costs	7,730	5,481	13,699	11,048
Other theatre operating costs	61,768	52,290	119,728	104,421
Lease termination charges (Note 12)	—	—	3,063	—
General and administrative expenses	6,032	5,174	12,047	10,174
Severance agreement charges	—	493	—	493
Depreciation and amortization	10,251	7,737	20,483	15,504
(Gain) loss on sale of property and equipment	(21)	—	59	248
Impairment of long-lived assets	207	50	411	1,536

Total operating costs and expenses	147,108	119,479	273,895	234,921

Operating income	23,365	16,054	26,672	30,579
Interest expense	12,346	8,611	24,645	16,874
Loss on extinguishment of debt	—	4,961	—	4,961

Income before income tax and income (loss) from unconsolidated affiliates	11,019	2,482	2,027	8,744
Income tax expense (Note 4)	4,755	912	459	3,320
Income (loss) from unconsolidated affiliates (Note 10)	352	(448)	(663)	(992)

Income from continuing operations	6,616	1,122	905	4,432
Income (loss) from discontinued operations (Note 6)	61	76	(11)	(3)

Net income	$6,677	$1,198	$894	$4,429

Weighted average shares outstanding:
Basic	17,598	16,963	17,573	14,894
Diluted	18,068	17,364	18,033	15,147

Net income per common share (Basic):
Income from continuing operations	$0.38	$0.07	$0.05	$0.30

Net income	$0.38	$0.07	$0.05	$0.30

Net income per common share (Diluted):
Income from continuing operations	$0.37	$0.07	$0.05	$0.29

Net income	$0.37	$0.07	$0.05	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$894	$4,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,487	15,571
Amortization of debt issuance costs	724	1,035
Impairment on long-lived assets	411	1,536
Loss on extinguishment of debt	—	4,961
Deferred income taxes	(2,475)	—
Stock-based compensation	1,318	1,101
Loss from unconsolidated affiliates	1,372	1,702
Other	237	205
Gain (loss) on sale of property and equipment	(50)	124
Changes in operating assets and liabilities:
Accounts receivable and inventories	(1,271)	(1,447)
Prepaid expenses and other assets	402	209
Accounts payable	7,685	(5,761)
Accrued expenses and other liabilities	1,967	2,258
Distributions from unconsolidated affiliates	188	206

Net cash provided by operating activities	31,889	26,129

Cash flows from investing activities:
Purchases of property and equipment	(13,691)	(10,626)
Release of restricted cash	280	314
Theatre acquisition	(1,349)	(702)
Proceeds from sale of property and equipment	229	700

Net cash used in investing activities	(14,531)	(10,314)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	—	5,000
Repayment of short-term borrowings	—	(5,000)
Issuance of long-term debt	—	209,500
Repayments of long-term debt	—	(200,229)
Debt issuance costs	—	(8,599)
Repayments of capital lease and long-term financing obligations	(1,979)	(900)
Issuance of common stock	—	56,633
Purchase of treasury stock	(174)	(57)

Net cash (used in) provided by financing activities	(2,153)	56,348

Increase in cash and cash equivalents	15,205	72,163
Cash and cash equivalents at beginning of period	68,531	13,616

Cash and cash equivalents at end of period	$83,736	$85,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,639	$12,913
Income taxes	$890	$2,789

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$1,727	$516

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2013 and 2012

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of June 30, 2013 and December 31, 2012, the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first six months of 2013.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued or effective through the six months ended June 30, 2013 that had or are expected to have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and six months ended June 30, 2013, impairment charges aggregated to $207 and $411, respectively. The impairment charges were primarily the result of the continued deterioration of previously impaired theatres. During the three months ended June 30, 2013, competition entered a market where the Company operates one theatre. Due to the limited time in which competition has been in the market and seasonality of the Company’s business, the Company is currently not able to estimate the financial impact on the operating results of the theatre. The Company recorded impairment charges of $50 and $1,536 during the three and six months ended June 30, 2012, respectively, which were primarily the result of the Company’s plan to replace an owned theatre prior to the end of its useful life and the continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and six months ended June 30, 2013 was approximately $712 and $1,250, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by Accounting Standards Codification (“ASC 820”) Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	June 30,	December 31,
	2013	2012
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(417)	(452)

Total debt	209,583	209,548
Current maturities	—	—

Total long-term debt	$209,583	$209,548

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at June 30, 2013.

The fair value of the Senior Secured Notes at June 30, 2013 and December 31, 2012 is estimated based on quoted market prices as follows:

	As of June 30,	As of December 31,
	2013	2012
Carrying amount, net	$210,000	$210,000
Fair value	$224,175	$226,800

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

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

As of June 30, 2013, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

NOTE 4—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. Included in the Company’s estimates are the effects of the American Taxpayer Relief Act of 2012 (“ATRA 2012”) which did not have a significant impact on the Company’s income tax provision. However, our effective tax rate for the six months ended June 2013 was decreased by the tax benefit of certain employment credits reinstated by ATRA 2012 that were recognized during the period, as measured against our year-to-date income.” This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the tax positions.

The effective tax rate from continuing operations for the three months ended June 30, 2013 and 2012 was 41.8% and 44.8%, respectively. The effective tax rate from continuing operations for the six months ended June 30, 2013 and 2012 was 33.7% and 42.8%, respectively. The Company’s tax rate for the three months ended June 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions. The Company’s tax rate for the six months ended June 30, 2013 differs from the statutory tax rate primarily due to federal employment credits partially offset by state income taxes, permanent tax items and changes in uncertain tax positions. The Company’s tax rates for the three and six months ended June 30, 2012 differ from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of its assets and liabilities and the inability to recognize an associated deferred tax benefit, due to the Company’s assessment that the realization of its deferred tax assets was unlikely. The Company released its valuation allowance against its deferred tax assets at December 31, 2012. The Company believes that the effective tax rate for the three and six months ended June 30, 2013 and future periods will more closely reflect the statutory tax rate.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended (the “IRC”), during the fourth quarter of 2008. The ownership change has and will continue to subject the Company’s pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

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

At June 30, 2013 and December 31, 2012, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $105,383 and $102,908, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets, tax planning strategies and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at June 30, 2013 and December 31, 2012, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of June 30, 2013 and December 31, 2012, the amount of unrecognized tax benefits was $2,678, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9 – Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of June 30, 2013, there were 1,102,010 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of June 30, 2013, the Company also had 361,603 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of June 30, 2013, 135,803 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $607 and $638 for the three months ended June 30, 2013 and 2012, respectively, and $1,318 and $1,101 for the six months ended June 30, 2013 and 2012, respectively. Included in stock-based compensation expense for the three and six months ended June 30, 2012, is $115 related to the accelerated vesting of stock-based awards to the Company’s former Vice President-General Manager Theatre Operations. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of June 30, 2013, the Company had approximately $5,376 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.1 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first six months of 2013 or 2012. The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at January 1, 2013	747,500	$12.32	5.92
Granted	—	$—
Exercised	—	$—
Expired	(90,000)	$27.15
Forfeited	—	$—

Outstanding at June 30, 2013	657,500	$10.29	6.21	$6,623

Exercisable on June 30, 2013	601,662	$10.58	6.06	$5,941

Expected to vest June 30, 2013	53,929	$7.14	7.77	$659

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the six months ended June 30, 2013:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2013	458,981	$10.85
Granted	213,954	$15.78
Vested	(97,928)	$11.78
Forfeited	—	$—

Nonvested at June 30, 2013	575,007	$12.53

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. The Company did not close any theatres during the three months ended June 30, 2013. During the three months ended June 30 2012, the Company closed three theatres and for the six months ended June 30, 2013 and 2012, the Company closed seven theatres in each period. With respect to the closures during the three months ended June 30, 2012, the Company classified one theatre as discontinued operations, and for the six months ended June 30, 2013 and 2012, the Company classified one theatre and four theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in their operations.

All activity during the three and six months ended June 30, 2013 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2013 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Revenue from discontinued operations	$—	$800

Operating loss before income taxes	$(16)	$(44)
Income tax benefit from discontinued operations	6	16
Gain on disposal, before income taxes	119	166
Income tax expense on disposal	(48)	(62)

Income from discontinued operations	$61	$76

	Six months ended June 30,
	2013	2012
Revenue from discontinued operations	$23	$1,741

Operating loss before income taxes	$(126)	$(129)
Income tax benefit from discontinued operations	52	48
Gain on disposal, before income taxes	107	124
Income tax expense on disposal	(44)	(46)

Loss from discontinued operations	$(11)	$(3)

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

NOTE 8—NET INCOME PER SHARE

Basic net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 28,123 and 243,160 for the three months ended June 30, 2013 and 2012, respectively, and common stock equivalents totaling 32,967 and 390,833 for the six months ended June 30, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock compared to the price on the grant date.

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

As of June 30, 2013, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of June 30, 2013, the carrying value of the Company’s ownership interest in SV Holdco is $5,111 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of June 30, 2013.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of June 30, 2013 and December 31, 2012.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,500 and $2,100 for the three months ended June 30, 2013 and 2012, respectively, and approximately $4,500 and $4,400 for the six months ended June 30, 2013 and 2012, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $440 and $399 for the three months ended June 30, 2013 and 2012, respectively, and $794 and $796 for the six months ended June 30, 2013 and 2012, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $2,058 and $2,030 at June 30, 2013 and December 31, 2012, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the six months ended June 30, 2013 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2013	$6,740
Equity earnings of SV Holdco	(1,629)

Balance at June 30, 2013	$5,111

Deferred revenue	SV Holdco
Balance at January 1, 2013	$34,141
Amortization of up-front payment	(473)
Amortization of Class C units	(106)

Balance at June 30, 2013	$33,562

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9 – Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of June 30,
2013
Assets:
Current assets	$41,212
Noncurrent assets	151,903

Total assets	$193,115

Liabilities:
Current liabilities	$45,955
Noncurrent liabilities	71,914

Total liabilities	$117,869

	Three Months Ended
	June 30, 2013	June 30, 2012
Results of operations:
Revenue	$40,946	$31,403
Net income	$(1,145)	$(5,328)

	Six Months Ended
	June 30, 2013	June 30, 2012
Results of operations:
Revenue	$58,734	$54,187
Net loss	$(10,498)	$(13,697)

A summary of activity in income from unconsolidated affiliates for the six months ended June 30, 2013 and 2012 is as follows:

	June 30,
Income from unconsolidated affiliates	2013	2012
Loss from unconsolidated affiliates	$(1,457)	$(1,788)
Elimination of intercompany revenue	794	796

Loss from unconsolidated affiliates	$(663)	$(992)

NOTE 11—THEATRE ACQUISITIONS

On November 15, 2012, the Company completed its acquisition of 16 entertainment complexes and 251 screens in seven U.S. states (the “Theatres”) pursuant to the terms of the Membership Interest Purchase Agreement with Rave Reviews Cinemas, L.L.C (“Rave”) and Rave Reviews Holdings, LLC (“Acquisition Sub”) dated September 28, 2012. Prior to consummation of the acquisition, Rave transferred to the Acquisition Sub the Theatres and certain related assets and certain assumed liabilities, including the leases, related to the Theatres. The Company subsequently acquired all of the ownership interests of the Acquisition Sub. The acquisition supports the Company’s growth strategy. In consideration for the acquisition, the Company paid $22,213 in cash including $3,213 in working capital adjustments. The Company paid $1,349 of the working capital adjustment during the six months ended June 30, 2013. In addition, the Company assumed approximately $110,243 of financing obligations, after accounting adjustments, to reflect the acquisition date fair value of such obligations. The purchase price was paid using cash on hand.

NOTE 12—LEASE TERMINATION CHARGES

For the six months ended June 30, 2013, the Company has recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately six years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of June 30, 2013, the liability was $2,355. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 13—SUBSEQUENT EVENTS

On July 17, 2013, the Company entered into a definitive asset purchase agreement to purchase three theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc. The Company expects to complete the transaction in the third quarter. The purchase is consistent with the Company’s growth strategy.

On July 22, 2013, the Company announced that it has commenced an offering of 4.5 million shares of its common stock, which, if consummated, would include an option for the underwriters to purchase up to an additional 675,000 shares of common stock, through a registered public offering that would be expected to close during the third quarter of 2013. The offering is being made pursuant to the Company’s existing shelf registration statement previously filed with the Securities and Exchange Commission

(“SEC”). The funds to be received from the issuance of the shares, if received, would be used for general corporate purposes, including potential acquisitions, working capital and other capital expenditures. There can be no guarantee that the offering will be consummated on the expected terms or at all.

NOTE 14—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective in 2010. The registration statement registers certain securities, including debt securities which may be issued and guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell debt securities pursuant to the registration statement and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., and Military Services, Inc. The financial information included for the non-guarantor subsidiaries is primarily related to entities acquired in the Rave acquisition in November 2012. Therefore, the Company is providing the following condensed consolidating financial statement information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2013
	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$67,979	$13,112	$2,645	$—	$83,736
Restricted cash	13	—	—	—	13
Accounts receivable	8,111	359	3,121	(3,063)	8,528
Inventories	684	2,424	472	—	3,580
Deferred income tax asset	3,258	435	778	—	4,471
Prepaid expenses and other current assets	7,641	4,999	3,457	(4,721)	11,376

Total current assets	87,686	21,329	10,473	(7,784)	111,704

Property and equipment:
Land	12,080	39,761	—	—	51,841
Buildings and building improvements	45,584	222,329	67,077	—	334,990
Leasehold improvements	19,249	109,828	16,305	—	145,382
Assets under capital leases	8,675	36,295	—	—	44,970
Equipment	65,378	161,399	12,925	—	239,702
Construction in progress	1,991	4,852	—	—	6,843

Total property and equipment	152,957	574,464	96,307	—	823,728
Accumulated depreciation and amortization	(80,998)	(301,065)	(5,589)	—	(387,652)

Property and equipment, net of accumulated depreciation	71,959	273,399	90,718	—	436,076

Intercompany receivables	87,137	—	4,643	(91,780)	—
Investments in subsidiaries	157,288	131	—	(157,419)	—
Goodwill	—	8,087	36,490	—	44,577
Intangible assets, net of accumulated amortization	—	1,009	—	—	1,009
Investments in unconsolidated affiliates	5,111	925	—	—	6,036
Deferred income tax asset	57,784	42,929	199	—	100,912
Other assets	13,376	5,854	397	—	19,627

Total assets	$480,341	$353,663	$142,920	$(256,983)	$719,941

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$32,701	$6,414	$1,081	$(3,063)	$37,133
Accrued expenses	20,698	18,509	6,471	(4,721)	40,957
Current maturities of capital leases and long-term financing obligations	491	2,255	2,004	—	4,750

Total current liabilities	53,890	27,178	9,556	(7,784)	82,840

Long-term liabilities:
Long-term debt	209,583	—	—	—	209,583
Capital leases and long-term financing obligations, less current maturities	27,670	83,758	107,227	—	218,655
Intercompany liabilities	—	91,780	—	(91,780)	—
Deferred revenue	32,405	—	—	—	32,405
Other	5,321	13,374	6,291	—	24,986

Total long-term liabilities	274,979	188,912	113,518	(91,780)	485,629

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	542	1	—	(1)	542
Treasury stock	(11,914)	—	—	—	(11,914)
Paid-in capital	350,982	237,800	22,213	(260,013)	350,982
Accumulated deficit	(188,138)	(100,228)	(2,367)	102,595	(188,138)

Total stockholders’ equity	151,472	137,573	19,846	(157,419)	151,472

Total liabilities and stockholders’ equity	$480,341	$353,663	$142,920	$(256,983)	$719,941

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$14,870	$4,568	$—	$68,531
Restricted cash	293	—	—	—	293
Accounts receivable	5,058	874	5,250	(4,627)	6,555
Inventories	926	2,823	437	—	4,186
Deferred income tax asset	3,203	—	—	(307)	2,896
Prepaid expenses and other current assets	3,426	5,173	2,337	—	10,936

Total current assets	61,999	23,740	12,592	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	—	51,876
Buildings and building improvements	45,571	223,090	67,077	—	335,738
Leasehold improvements	19,200	107,111	15,447	—	141,758
Assets under capital leases	8,675	36,295	—	—	44,970
Equipment	64,167	158,333	12,723	—	235,223
Construction in progress	1,352	3,833	—	—	5,185

Total property and equipment	151,045	568,458	95,247	—	814,750
Accumulated depreciation and amortization	(77,302)	(291,132)	(1,389)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	277,326	93,858	—	444,927

Intercompany receivables	92,801	—	7,002	(99,803)	—
Investments in subsidiaries	157,522	126	—	(157,648)	—
Goodwill	—	8,087	36,490	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	—	7,682
Deferred income tax asset	57,247	42,765	—	—	100,012
Other assets	14,299	6,026	747	—	21,072

Total assets	$464,351	$360,073	$150,689	$(262,385)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$9,704	$2,993	$(4,627)	$32,141
Accrued expenses	14,601	17,250	8,505	(307)	40,049
Current maturities of capital leases and long-term financing obligations	442	2,169	1,811	—	4,422

Total current liabilities	39,114	29,123	13,309	(4,934)	76,612

Long-term liabilities:
Long-term debt	209,548	—	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	84,557	108,292	—	220,725
Intercompany liabilities	—	99,803	—	(99,803)	—
Deferred revenue	32,984	—	—	—	32,984
Other	5,395	11,487	6,543	—	23,425

Total long-term liabilities	275,803	195,847	114,835	(99,803)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	540	1	—	(1)	540
Treasury stock	(11,740)	—	—	—	(11,740)
Paid-in capital	349,666	237,800	22,037	(259,837)	349,666
Accumulated deficit	(189,032)	(102,698)	508	102,190	(189,032)

Total stockholders’ equity	149,434	135,103	22,545	(157,648)	149,434

Total liabilities and stockholders’ equity	$464,351	$360,073	$150,689	$(262,385)	$712,728

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013
	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,733	$76,587	$16,505	$—	$107,825
Concessions and other	17,550	44,933	8,717	(8,552)	62,648

Total operating revenues	32,283	121,520	25,222	(8,552)	170,473

Operating costs and expenses:
Film exhibition costs	8,178	43,571	9,392	—	61,141
Concession costs	1,133	5,627	970	—	7,730
Other theatre operating costs	9,558	51,320	9,442	(8,552)	61,768
General and administrative expenses	5,425	589	18	—	6,032
Depreciation and amortization	1,871	6,273	2,107	—	10,251
Gain on sale of property and equipment	—	(21)	—	—	(21)
Impairment of long-lived assets	23	184	—	—	207

Total operating costs and expenses	26,188	107,543	21,929	(8,552)	147,108

Operating income	6,095	13,978	3,293	—	23,365
Interest expense	2,047	6,202	4,097	—	12,346
Equity in earnings of subsidiaries	(4,392)	(1)	—	4,393	—

Income (loss) before income tax and income from unconsolidated affiliates	8,440	7,777	(804)	(4,393)	11,019
Income tax expense (benefit)	2,016	3,052	(313)	—	4,755
Income from unconsolidated affiliates	253	99	—	—	352

Income (loss) from continuing operations	6,677	4,824	(491)	(4,393)	6,616
Income from discontinued operations	—	61	—	—	61

Net income (loss)	$6,677	$4,885	$(491)	$(4,393)	$6,677

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,195	$72,239	$—	$86,434
Concessions and other	14,954	40,752	(6,607)	49,099

Total operating revenues	29,149	112,991	(6,607)	135,533

Operating costs and expenses:
Film exhibition costs	7,974	40,280	—	48,254
Concession costs	997	4,484	—	5,481
Other theatre operating costs	10,255	48,642	(6,607)	52,290
General and administrative expenses	4,588	586	—	5,174
Severance agreement charges	493	—	—	493
Depreciation and amortization	1,715	6,022	—	7,737
Impairment of long-lived assets	4	46	—	50

Total operating costs and expenses	26,026	100,060	(6,607)	119,479

Operating income	3,123	12,931	—	16,054
Interest expense	2,363	6,248	—	8,611
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(3,912)	—	3,912	—

(Loss) income before income tax and (loss) income from unconsolidated affiliates	(289)	6,683	(3,912)	2,482
Income tax (benefit) expense	(2,034)	2,946	—	912
(Loss) income from unconsolidated affiliates	(518)	70	—	(448)

Income from continuing operations	1,227	3,807	(3,912)	1,122
(Loss) income from discontinued operations	(29)	105	—	76

Net income	$1,198	$3,912	$(3,912)	$1,198

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2013
	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$25,977	$135,299	$28,072	$—	$189,348
Concessions and other	31,527	79,742	14,973	(15,023)	111,219

Total operating revenues	57,504	215,041	43,045	(15,023)	300,567

Operating costs and expenses:
Film exhibition costs	14,215	74,472	15,718	—	104,405
Concession costs	2,034	9,905	1,760	—	13,699
Other theatre operating costs	19,406	97,401	17,944	(15,023)	119,728
General and administrative expenses	10,854	1,159	34	—	12,047
Lease termination charges	—	3,063	—	—	3,063
Depreciation and amortization	3,750	12,533	4,200	—	20,483
Loss on sale of property and equipment	4	55	—	—	59
Impairment of long-lived assets	23	388	—	—	411

Total operating costs and expenses	50,286	198,976	39,656	(15,023)	273,895

Operating income	7,218	16,065	3,389	—	26,672
Interest expense	4,072	12,360	8,213	—	24,645
Equity in loss (earnings) of subsidiaries	409	(4)	—	(405)	—

Income (loss) before income tax and (loss) income from unconsolidated affiliates	2,737	3,709	(4,824)	405	2,027
Income tax expense (benefit)	1,009	1,398	(1,948)	—	459
(Loss) income from unconsolidated affiliates	(835)	172	—	—	(663)

Income (loss) from continuing operations	893	2,483	(2,876)	405	905
Income (loss) from discontinued operations	1	(12)	—	—	(11)

Net income (loss)	$894	$2,471	$(2,876)	$405	$894

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$27,916	$141,209	$—	$169,125
Concessions and other	29,752	79,543	(12,920)	96,375

Total operating revenues	57,668	220,752	(12,920)	265,500

Operating costs and expenses:
Film exhibition costs	15,179	76,318	—	91,497
Concession costs	2,008	9,040	—	11,048
Other theatre operating costs	21,363	95,978	(12,920)	104,421
General and administrative expenses	9,016	1,158	—	10,174
Severance agreement charges	493	—	—	493
Depreciation and amortization	3,422	12,082	—	15,504
Loss on sale of property and equipment	20	228	—	248
Impairment of long-lived assets	13	1,523	—	1,536

Total operating costs and expenses	51,514	196,327	(12,920)	234,921

Operating income	6,154	24,425	—	30,579
Interest expense	4,882	11,992	—	16,874
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(7,284)	—	7,284	—

Income before income tax and (loss) income from unconsolidated affiliates	3,595	12,433	(7,284)	8,744
Income tax (benefit) expense	(2,129)	5,449	—	3,320
(Loss) income from unconsolidated affiliates	(1,172)	180	—	(992)

Income from continuing operations	4,552	7,164	(7,284)	4,432
(Loss) income from discontinued operations	(123)	120	—	(3)

Net income	$4,429	$7,284	$(7,284)	$4,429

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

		For the Six Months Ended June 30, 2013
	Carmike	Guarantor	Non-Guarantor
	Cinemas, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$16,853	$12,972	$2,064	$—	$31,889

Cash flows from investing activities:
Purchases of property and equipment	(3,444)	(9,189)	(1,058)	—	(13,691)
Theatre acquisition	—	—	(1,349)	—	(1,349)
Proceeds from sale of property and equipment	5	224	—	—	229
Other investing activities	280	—	—	—	280

Net cash used in investing activities	(3,159)	(8,965)	(2,407)		(14,531)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(210)	(893)	(876)	—	(1,979)
Purchase of treasury stock	(174)	—	—	—	(174)
Intercompany receivable/payable	5,576	(4,872)	(704)	—	—

Net cash provided by (used in) financing activities	5,192	(5,765)	(1,580)	—	(2,153)

Increase in cash and cash equivalents	18,886	(1,758)	(1,923)	—	15,205
Cash and cash equivalents at beginning of period	49,093	14,870	4,568	—	68,531

Cash and cash equivalents at end of period	$67,979	$13,112	$2,645	$—	$83,736

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2012
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,151)	$28,280	$—	$26,129

Cash flows from investing activities:
Purchases of property and equipment	(4,855)	(5,771)	—	(10,626)
Purchase acquisition	—	(702)	—	(702)
Proceeds from sale of property and equipment	33	667	—	700
Other investing activities	314	—	—	314

Net cash used in investing activities	(4,508)	(5,806)		(10,314)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	(200,229)
Debt issuance costs	(8,599)	—	—	(8,599)
Repayments of capital leases and long-term financing obligations	(162)	(738)	—	(900)
Issuance of common stock	56,633	—	—	56,633
Purchase of treasury stock	(57)	—	—	(57)
Intercompany receivable/payable	18,916	(18,916)	—	—

Net cash provided by (used in) financing activities	76,002	(19,654)	—	56,348

Increase in cash and cash equivalents	69,343	2,820	—	72,163
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	$72,966	$12,813	$—	$85,779

In June 2012, the Company issued in a registered exchange offer $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. The Senior Secured Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc. Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC and Carmike Motion Pictures Houston, LLC. For the three and six months ended June 30, 2012, all subsidiaries were guarantors under the Senior Secured Notes as presented above in the condensed consolidated statement of operations and cash flows for the six months ended June 30, 2012. Therefore, the Company is providing the following condensed consolidating financial statement information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$67,979	$15,757	$—	$83,736
Restricted cash	13	—	—	13
Accounts receivable	8,111	3,480	(3,063)	8,528
Inventories	684	2,896	—	3,580
Deferred income tax asset	3,258	1,213	—	4,471
Prepaid expenses and other current assets	7,641	7,409	(3,674)	11,376

Total current assets	87,686	30,755	(6,737)	111,704

Property and equipment:
Land	12,080	39,761	—	51,841
Buildings and building improvements	45,584	289,406	—	334,990
Leasehold improvements	19,249	126,133	—	145,382
Assets under capital leases	8,675	36,295	—	44,970
Equipment	65,378	174,324	—	239,702
Construction in progress	1,991	4,852	—	6,843

Total property and equipment	152,957	670,771	—	823,728
Accumulated depreciation and amortization	(80,998)	(306,654)	—	(387,652)

Property and equipment, net of accumulated depreciation	71,959	364,117	—	436,076

Intercompany receivables	87,137	—	(87,137)	—
Investments in subsidiaries	157,288	—	(157,288)	—
Goodwill	—	44,577	—	44,577
Intangible assets, net of accumulated amortization	—	1,009	—	1,009
Investments in unconsolidated affiliates	5,111	925	—	6,036
Deferred income tax asset	57,784	43,128	—	100,912
Other assets	13,376	6,251	—	19,627

Total assets	$480,341	$490,762	$(251,162)	$719,941

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$32,701	$7,495	$(3,063)	$37,133
Accrued expenses	20,698	23,933	(3,674)	40,957
Current maturities of capital leases and long-term financing obligations	491	4,259	—	4,750

Total current liabilities	53,890	35,687	(6,737)	82,840

Long-term liabilities:
Long-term debt	209,583	—	—	209,583
Capital leases and long-term financing obligations, less current maturities	27,670	190,985	—	218,655
Intercompany liabilities	—	87,137	(87,137)	—
Deferred revenue	32,405	—	—	32,405
Other	5,321	19,665	—	24,986

Total long-term liabilities	274,979	297,787	(87,137)	485,629

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	542	1	(1)	542
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	350,982	260,013	(260,013)	350,982
Accumulated deficit	(188,138)	(102,726)	102,726	(188,138)

Total stockholders’ equity	151,472	157,288	(157,288)	151,472

Total liabilities and stockholders’ equity	$480,341	$490,762	$(251,162)	$719,941

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$19,438	$—	$68,531
Restricted cash	293	—	—	293
Accounts receivable	5,058	6,124	(4,627)	6,555
Inventories	926	3,260	—	4,186
Deferred income tax asset	3,203	—	(307)	2,896
Prepaid expenses and other assets	3,426	7,510	—	10,936

Total current assets	61,999	36,332	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	51,876
Buildings and building improvements	45,571	290,167	—	335,738
Leasehold improvements	19,200	122,558	—	141,758
Assets under capital leases	8,675	36,295	—	44,970
Equipment	64,167	171,056	—	235,223
Construction in progress	1,352	3,833	—	5,185

Total property and equipment	151,045	663,705	—	814,750
Accumulated depreciation and amortization	(77,302)	(292,521)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	371,184	—	444,927

Intercompany receivables	92,801	—	(92,801)	—
Investments in subsidiaries	157,522	126	(157,648)	—
Goodwill	—	44,577	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	7,682
Deferred income tax asset	57,247	42,765	—	100,012
Other assets	14,299	6,773	—	21,072

Total assets	$464,351	$503,760	$(255,383)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$12,697	$(4,627)	$32,141
Accrued expenses	14,601	25,755	(307)	40,049
Current maturities of capital leases and long-term financing obligations	442	3,980	—	4,422

Total current liabilities	39,114	42,432	(4,934)	76,612

Long-term liabilities:
Long-term debt	209,548	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	192,849	—	220,725
Intercompany liabilities	—	92,801	(92,801)	—
Deferred revenue	32,984	—	—	32,984
Other	5,395	18,030	—	23,425

Total long-term liabilities	275,803	303,680	(92,801)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	540	1	(1)	540
Treasury stock	(11,740)	—	—	(11,740)
Paid-in capital	349,666	259,837	(259,837)	349,666
Accumulated deficit	(189,032)	(102,190)	102,190	(189,032)

Total stockholders’ equity	149,434	157,648	(157,648)	149,434

Total liabilities and stockholders’ equity	$464,351	$503,760	$(255,383)	$712,728

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,733	$93,092	$—	$107,825
Concessions and other	17,550	53,650	(8,552)	62,648

Total operating revenues	32,283	146,742	(8,552)	170,473

Operating costs and expenses:
Film exhibition costs	8,178	52,963	—	61,141
Concession costs	1,133	6,597	—	7,730
Other theatre operating costs	9,558	60,762	(8,552)	61,768
General and administrative expenses	5,425	607	—	6,032
Depreciation and amortization	1,871	8,380	—	10,251
Gain on sale of property and equipment	—	(21)	—	(21)
Impairment of long-lived assets	23	184	—	207

Total operating costs and expenses	26,188	129,472	(8,552)	147,108

Operating income	6,095	17,270	—	23,365
Interest expense	2,047	10,299	—	12,346
Equity in earnings of subsidiaries	(4,392)	—	4,392	—

Income before income tax and income from unconsolidated affiliates	8,440	6,971	(4,392)	11,019
Income tax expense	2,016	2,739	—	4,755
Income from unconsolidated affiliates	253	99	—	352

Income from continuing operations	6,677	4,331	(4,392)	6,616
Income from discontinued operations	—	61	—	61

Net income	$6,677	$4,392	$(4,392)	$6,677

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$25,977	$163,371	$—	$189,348
Concessions and other	31,527	94,715	(15,023)	111,219

Total operating revenues	57,504	258,086	(15,023)	300,567

Operating costs and expenses:
Film exhibition costs	14,215	90,190	—	104,405
Concession costs	2,034	11,665	—	13,699
Other theatre operating costs	19,406	115,345	(15,023)	119,728
General and administrative expenses	10,854	1,193	—	12,047
Lease termination charges	—	3,063	—	3,063
Depreciation and amortization	3,750	16,733	—	20,483
Loss on sale of property and equipment	4	55	—	59
Impairment of long-lived assets	23	388	—	411

Total operating costs and expenses	50,286	238,632	(15,023)	273,895

Operating income	7,218	19,454	—	26,672
Interest expense	4,072	20,573	—	24,645
Equity in loss of subsidiaries	409	—	(409)	—

Income (loss) before income tax and (loss) income from unconsolidated affiliates	2,737	(1,119)	409	2,027
Income tax expense (benefit)	1,009	(550)	—	459
(Loss) income from unconsolidated affiliates	(835)	172	—	(663)

Income (loss) from continuing operations	893	$(397)	$409	$905
Income (loss) from discontinued operations	1	(12)	—	(11)

Net income (loss)	$894	$(409)	$409	$894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2013
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$16,853	$15,036	$—	$31,889

Cash flows from investing activities:
Purchases of property and equipment	(3,444)	(10,247)	—	(13,691)
Theatre acquistion	—	(1,349)	—	(1,349)
Proceeds from sale of property and equipment	5	224	—	229
Other investing activities	280	—	—	280

Net cash used in investing activities	(3,159)	(11,372)		(14,531)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(210)	(1,769)	—	(1,979)
Purchase of treasury stock	(174)	—	—	(174)
Intercompany receivable/payable	5,576	(5,576)	—	—

Net cash provided by (used in) financing activities	5,192	(7,345)	—	(2,153)

Increase in cash and cash equivalents	18,886	(3,681)	—	15,205
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	$67,979	$15,757	$—	$83,736

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2013 we owned, operated or had an interest in 245 theatres with 2,476 screens located in 35 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2013, we had 232 theatres with 2,373 screens on a digital-based platform, including 227 theatres with 940 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

On July 17, 2013, we entered into a definitive asset purchase agreement to purchase three theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc.

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened 3 new build-to-suit theatres during the first six months of 2013 and plan to open up to 2 additional theatres in 2013.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and June 30, 2012

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average theatres	244	234	245	234
Average screens	2,468	2,253	2,476	2,251
Average attendance per screen (1)	6,054	5,583	10,731	10,984
Average admission per patron (1)	$7.22	$6.91	7.13	$6.88
Average concessions and other sales per patron (1)	$4.19	$3.92	4.19	$3.92
Total attendance (in thousands) (1)	14,941	12,580	26,561	24,764
Total operating revenues (in thousands)	$170,473	$135,533	300,567	$265,500

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total operating revenues increased approximately 25.8% to $170.5 million for the three months ended June 30, 2013 compared to $135.5 million for the three months ended June 30, 2012, due to an increase in total attendance from 12.6 million in the second quarter of 2012 to 14.9 million for the second quarter of 2013, an increase in average admissions per patron from $6.91 in the second quarter of 2012 to $7.22 for the second quarter of 2013 and an increase in average concessions and other sales per patron from $3.92 in the second quarter of 2012 to $4.19 in the second quarter of 2013. Excluding the acquired Rave theatres, total operating revenues increased 7.2% to $145.3 million. The increase in total revenues, excluding the acquired Rave theatres, was due to an increase in total attendance from 12.6 million to 12.9 million, an increase in average admissions per patron from $6.91 to $7.10 and an increase in average concessions and other sales per patron from $3.92 to $4.19. Attendance and attendance per screen were up period over period due principally to a more favorable movie slate during the second quarter of 2013. Average concessions and other sales per patron increased, primarily due to concession promotions and increased prices.

Total operating revenues increased approximately 13.2% to $300.6 million for the six months ended June 30, 2013 from $265.5 million for the six months ended June 30, 2012 due to an increase in total attendance from 24.8 million for the 2012 period to 26.6 million for the 2013 period, an increase in average admissions per patron from $6.88 for the 2012 period to $7.13 in the 2013 period and an increase in average concessions and other sales per patron from $3.92 in the 2012 period to $4.19 in the 2013 period. Excluding the acquired Rave theatres, total operating revenues decreased 3.6% to $257.6 million for the six months ended June 30, 2013 from $267.2 million for the six months ended June 30, 2012. The decrease in total operating revenues, excluding the acquired Rave theatres, was due to a decrease in total attendance from 24.8 million for the first six months of 2012 to 23.0 million for the first six months of 2013, partially offset by an increase in average admissions per patron from $6.88 in the first six months of 2012 to $7.02 for the first six months of 2013 and an increase in average concessions and other sales per patron from $3.92 in the first six months of 2012 to $4.19 in the first six months of 2013.

Admissions revenue increased approximately 24.7% to $107.8 million for the three months ended June 30, 2013 from $86.4 million for the same period in 2012, due to an increase in total attendance from 12.6 million in the second quarter of 2012 to 14.9 million for the second quarter of 2013 and an increase in average admissions per patron from $6.91 in the second quarter of 2012 to $7.22 for the second quarter of 2013. Excluding admissions revenue of $16.5 million from the acquired Rave theatres, admissions revenue increased 5.7% to $91.3 million in 2013 from $86.4 million in 2012.

Admissions revenue increased approximately 12.0% to $189.3 million for the six months ended June 30, 2013 from $169.1 million for the same period in 2012, due to an increase in total attendance from 24.8 million for the six months ended June 30, 2012 to 26.6 million for the six months ended June 30, 2013 and an increase in average admissions per patron from $6.88 for the 2012 period to $7.13 for the 2013 period. Excluding admissions revenue of $28.1 million from the acquired Rave theatres, admissions revenue decreased 4.6% to $161.3 million in 2013 from $169.1 million in 2012.

Concessions and other revenue increased approximately 27.6% to $62.6 million for the three months ended June 30, 2013 compared to $49.1 million for the same period in 2012 due to an increase in total attendance from 12.6 million for the three months ended June 30, 2012 to 14.9 million for the three months ended June 30, 2013 and an increase in average concessions and other sales per patron from $3.92 in the second quarter of 2012 to $4.19 for the second quarter of 2013. Excluding concessions and other revenues from the acquired Rave theatres, concessions and other revenues increased 9.9% to $54.0 million in 2013 from $49.1 million in 2012.

Concessions and other revenue increased approximately 15.4% to $111.2 million for the six months ended June 30, 2013 compared to $96.4 million for the same period in 2012 due to an increase in total attendance from 24.8 million for the six months ended June 30, 2012 to 26.6 million for the six months ended June 30, 2013 and an increase in average concessions and other sales per patron from $3.92 in the second quarter of 2012 to $4.19 for the second quarter of 2013. Excluding concessions and other revenues from the acquired Rave theatres, concessions and other revenues decreased 0.7% to $96.3 million in 2013 from $96.4 million in 2012.

We operated 245 theatres with 2,476 screens at June 30, 2013 compared to 233 theatres with 2,245 screens at June 30, 2012.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($’s in thousands)	2013	2012	% Change	2013	2012	% Change
Film exhibition costs	$61,141	$48,254	27	$104,405	$91,497	14
Concession costs	$7,730	$5,481	41	$13,699	$11,048	24
Other theatre operating costs	$61,768	$52,290	18	$119,728	$104,421	15
Lease termination charges	$—	$—	—	$3,063	$—	N/M
General and administrative expenses	$6,032	$5,174	17	$12,047	$10,174	18
Severance agreement charges	$—	$493	N/M	$—	$493	N/M
Depreciation and amortization	$10,251	$7,737	32	$20,483	$15,504	32
(Gain) loss on sale of property and equipment	$(21)	$—	N/M	$59	$248	(76)
Impairment of long-lived assets	$207	$50	N/M	$411	$1,536	(73)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2013 increased to $61.1 million as compared to $48.3 million for three months ended June 30, 2012 primarily resulting from increased attendance and increased attendance per patron. As a percentage of admissions revenue, film exhibition costs increased to 56.7% for the three months ended June 30, 2013 as compared to 55.8% for the three months ended June 30, 2012. The increase in film exhibition costs as a percentage of admissions revenues for the three months ended June 30, 2013 is due primarily to a more successful movie slate compared to the same period in 2012. Excluding the acquired Rave theatres, film exhibition costs for the three months ended June 30, 2013 increased to $51.7 million as compared to $48.3 million for the three months ended June 30, 2012 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Rave theatres, film exhibition costs were 56.7% for the three months ended June 30, 2013 as compared to 55.8% for the three months ended June 30, 2012.

Film exhibition costs for the six months ended June 30, 2013 increased to $104.4 million as compared to $91.5 million for the six months ended June 30, 2012. As a percentage of admissions revenue, film exhibition costs for the six months ended June 30, 2013 were 55.1% as compared to 54.1% for the six months ended June 30, 2012. The increase in film exhibition costs as a percentage of admissions revenues for the six months ended June 30, 2013 is due primarily to a more successful movie slate compared to the same period in 2012 and an increase in advertising costs associated with the opening of new build-to-suit theatres during the first six months of 2013. As a percentage of admissions revenue, excluding the acquired Rave theatres, film exhibition costs were 55.0% for the six months ended June 30, 2013 as compared to 54.1% for the six months ended June 30, 2012.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended June 30, 2013 increased to $7.7 million compared to $5.5 million for the three months ended June 30, 2012 due to increased concessions sales resulting from increased attendance during the three months ended June 30, 2013. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2013 were 12.3% as compared to 11.2% for the three months ended June 30, 2012. The increase in concession costs as a percentage of concessions and other revenues was due primarily to discounts and other promotional activities. Excluding the acquired Rave theatres, concession costs for the three months ended June 30, 2013 increased to $6.8 million as compared to $5.5 million for the three months ended June 30, 2012. Excluding the acquired Rave theatres, as a percentage of concessions and other revenues, concessions costs were 12.5% for the three months ended June 30, 2013 as compared to 11.2% for the three months ended June 30, 2012.

Concession costs increased to approximately $13.7 million for the six months ended June 30, 2013, compared to $11.0 million for the six months ended June 30, 2012 due to increased concessions sales resulting from increased attendance during the six months ended June 30, 2013. As a percentage of concessions and other revenues, concession costs were 12.3% and 11.5% for the six months ended June 30, 2013 and 2012, respectively. The increase in concession costs as a percentage of concessions and other revenues was due primarily to discounts and other promotional activities. Excluding the acquired Rave theatres, concession costs for the six months ended June 30, 2013 increased to $11.9 million as compared to $11.0 million for the three months ended June 30, 2012. Excluding the acquired Rave theatres, as a percentage of concessions and other revenues, concessions costs were 12.4% for the three months ended June 30, 2013 as compared to 11.5% for the three months ended June 30, 2012.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2013 increased to $61.8 million as compared to $52.3 million for the three months ended June 30, 2012. Excluding the acquired Rave theatres, other theatre operating costs for the three months ended June 30, 2013 increased to $53.8 million as compared to $52.3 million for the three months ended June 30, 2012. The increase in our other theatre operating costs was primarily due to increases in other theatre costs of $8.0 million related to theatres acquired in 2012, increases in salaries and wages expense of $0.8 million and increases in theatre occupancy costs of $0.3 million. Other theatre operating costs for the six months ended June 30, 2013 increased to $119.7 million as compared to $104.4 million for the six months ended June 30, 2012. Excluding other theatre costs of $15.4 million related to the acquired Rave theatres, other theatre operating costs for the six months ended June 30, 2013 were consistent with the six months ended June 30, 2012.

General and administrative expenses. General and administrative expenses increased to $6.0 million for the three months ended June 30, 2013 compared to $5.2 million for the three months ended June 30, 2012. The increase in general and administrative expenses during the three months ended June 30, 2013 was primarily the result of increases in professional fees of $0.6 million related primarily to acquisition activities. General and administrative expenses for the six months ended June 30, 2013 increased to $12.0 million as compared to $10.2 million for the six months ended June 30, 2012. The increase in general and administrative expenses during the six months ended June 30, 2013 was primarily the result increases in professional fees of $1.1 million related primarily to acquisition activities and salaries and wages expense of $0.3 million related primarily to increases in deferred compensation costs.

Lease termination charges. During the six months ended June 30, 2013, we recorded lease termination charges of $3.1 million. The charges were primarily associated with the closing of an underperforming theatre prior to the end of its lease term. We did not record any lease termination charges for the three and six months ended June 30, 2012.

Severance Agreement Charges. During the three and six months ended June 30, 2012, we recorded severance agreement charges of $0.5 million. The severance agreement charges were primarily related to our former Vice President-General Manager Theatre Operations. We did not record any severance agreement charges for the three and six months ended June 30, 2013.

Depreciation and amortization. Depreciation and amortization expenses increased to $10.3 million for the three months ended June 30, 2013 as compared to $7.7 million for the three months ended June 30, 2012. Depreciation and amortization expenses increased to $20.5 million for the six months ended June 30, 2013 as compared to $15.5 million for the six months ended June 30, 2012. The increase in depreciation and amortization expenses for the three and six months ended June 30, 2013 was primarily due to depreciation and amortization expenses associated with theatres acquired during 2012.

Net gain (loss) on sales of property and equipment. We recognized a gain of $21,000 on the sale of property and equipment for the three months ended June 30, 2013. We did not recognize any gain or loss on the sale of property and equipment for the three months ended June 30, 2012. We recognized a loss on the sale of property and equipment of $59,000 and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Impairment of long-lived assets. Impairment of long-lived assets was $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. The impairment charges for each period were primarily the result of the continued deterioration of previously impaired theatres. Impairment of long-lived assets for the six months ended June 30, 2013 decreased to $0.4 million from $1.5 million in the 2012 period. The impairment charges for the six months ended June 30, 2013 were primarily the result of the continued deterioration of previously impaired theatres. The impairment charges for the six months ended June 30, 2012 were primarily the result of our decision to replace an existing theatre prior to the end of its useful life.

Operating income. Operating income for the three months ended June 30, 2013 increased to $23.4 million from $16.1 million for the three months ended June 30, 2012. As a percentage of total operating revenues, operating income for the three months ended June 30, 2013 was 13.7% as compared to 11.8% for the three months ended June 30, 2012. This fluctuation is primarily a result of an increase in total attendance for the three months ended June 30, 2013, partially offset by an increase in fixed operating costs associated with theatres acquired during 2013 and the factors described above. Operating income for the six months ended June 30, 2013 decreased 12.8% to $26.7 million as compared to $30.6 million for the six months ended June 30, 2012. As a percentage of total operating revenues, operating income for the six months ended June 30, 2013 was 8.9% as compared to 11.5% for the six months ended June 30, 2012. These fluctuations are primarily a result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2013 and 2012 was $12.3 million and $8.6 million, respectively. Interest expense, net for the six months ended June 30, 2013 increased to $24.6 million from $16.9 million for the six months ended June 30, 2012. Interest expense increased for the three and six months ended June 30, 2013 primarily due to an increase in the weighted average interest rate of our senior secured notes compared to our prior term loan and interest expense associated with financing obligations assumed from theatres acquired during 2012.

Income tax. During the three months ended June 30, 2013 and 2012, we recorded income tax expense of $4.8 million and $0.9 million, respectively, and during the six months ended June 30, 2013 and 2012, we recorded income tax expense of $0.5 million and $3.3 million, respectively, primarily as a result of our income from continuing operations. At June 30, 2013 and December 31, 2012, our consolidated deferred tax assets were $105.4 million and $102.9 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets, tax planning strategies and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three and six months ended June 30, 2013 was 41.8% and 33.7%, respectively. Our tax rate for the three months ended June 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions. Our tax rate for the six months ended June 30, 2013 differs from the statutory tax rate primarily due to federal employment credits partially offset by state income taxes, permanent tax items and changes in uncertain tax positions.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. We did not close any theatres during the three months ended June 30, 2013. During the three months ended June 30 2012, we closed three theatres and for the six months ended June 30, 2013 and 2012, we closed seven theatres in each period. With respect to the closures during the three months ended June 30, 2012, we classified one theatre as discontinued operations, and for the six months ended June 30, 2013 and 2012, we classified one theatre and four theatres, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $28.9 million as of June 30, 2013 compared to a working capital surplus of $16.8 million at December 31, 2012. The working capital surplus in 2013 and 2012 resulted from proceeds of $56.3 million received from our common stock offering in April 2012.

At June 30, 2013, we had available borrowing capacity of $25 million under our revolving Credit Facility (as defined below) and approximately $83.7 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $68.5 million in cash and cash equivalents at December 31, 2012. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

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

On July 22, 2013, the Company announced that it has commenced an offering of 4.5 million shares of its common stock, which, if consummated, would include an option for the underwriters to purchase up to an additional 675,000 shares of common stock, through a registered public offering that would be expected to close during the third quarter of 2013. The offering is being made pursuant to the Company’s existing shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”). The funds to be received from the issuance of the shares, if received, would be used for general corporate purposes, including potential acquisitions, working capital and other capital expenditures. There can be no guarantee that the offering will be consummated on the expected terms or at all.

Net cash provided by operating activities was $31.9 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $26.1 million for the six months ended June 30, 2012. Cash provided by operating activities was higher for the six months ended June 30, 2013 due primarily to an increase in accounts payable as compared to the prior period, partially offset by an increase in interest paid of $10.7 million during the six months ended June 30, 2013. The increase in cash interest paid is primarily due to an increase in the weighted average interest rate of our senior secured notes compared to our prior term loan and interest associated with financing obligations assumed from theatres acquired during 2012. Net cash used in investing activities was $14.5 million for the six months ended June 30, 2013 compared to $10.3 million for the six months ended June 30, 2012. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment. Capital expenditures were $13.7 million and $10.6 million for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures for the 2013 period related primarily to recently constructed new build-to-suit theatres. Capital expenditures for the 2012 period were primarily due to the construction of two new build-to-suit theatres opened during the first quarter of 2012 and Big D renovations (as described below). Net cash used in financing activities was $2.2 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of $56.3 million for the six months ended June 30, 2012. The net cash provided by financing activities for the six months ended June 30, 2012 was primarily due to the proceeds of $56.3 million received from our common stock offering in April 2012.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first six months of 2013, we closed 7 of our underperforming theatres and estimate closing up to a total of 12 theatres for the full year 2013.

We plan to incur between $25 and $30 million in capital expenditures for calendar year 2013. We opened three new build-to-suit theatres during the first six months of 2013 and plan to open up to two additional theatres in 2013. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience (“Big D”) includes a larger screen, enhanced sound and premium seating accommodations. As of June 30, 2013, we have 19 Big D auditoriums, including one auditorium in each of our new build-to-suit theatres opened during the first six months of 2013. We intend to roll out additional Big D auditoriums during the remainder of 2013, including one Big D auditorium in each new build-to-suit theatre. We also have seven IMAX auditoriums that we acquired as part of the acquisition of Rave Reviews Cinemas in November 2012. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

As of June 30, 2013, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7 – Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement, dated as of September 28, 2012, by and among Carmike Cinemas, Inc., Rave Reviews Cinemas, L.L.C. and Rave Reviews Holdings, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference). (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Carmike agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

10.1	Amended and Restated Separation Agreement, dated May 15, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.2	Amended and Restated Employment Agreement, dated May 15, 2013, between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.3	Amendment Number One to Separation Agreement, dated May 15, 2013, between Carmike Cinemas, Inc. and John Lundin (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.4	Form of Amendment Number One to Performance Shares Certificate Granted in 2012 and 2013, dated May 15, 2013 (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.5	Form of Amendment Number One to Option Certificate(s), dated May 15, 2013 (filed as Exhibit 10.5 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.6	Executive Nonqualified Excess Plan Adoption Agreement, dated June 28, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.7	Executive Nonqualified Excess Plan, dated June 28, 2013 (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.8	Form of Agreement Relating to Deferred Compensation, dated June 28, 2013 (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as detailed text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: July 23, 2013	By:	/s/ S. David Passman III

S. David Passman III

President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 23, 2013	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)