Form 10-Q
period 2013-09-30
CARMIKE CINEMAS INC
filed 2013-11-05
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 23,042,828 shares outstanding as of October 25, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$150,602	$68,531
Restricted cash	62	293
Accounts receivable	5,854	6,555
Inventories	3,780	4,186
Deferred income tax asset	4,914	2,896
Prepaid expenses and other current assets	12,052	10,936

Total current assets	177,264	93,397

Property and equipment:
Land	54,705	51,876
Buildings and building improvements	333,415	335,738
Leasehold improvements	153,428	141,758
Assets under capital leases	44,970	44,970
Equipment	243,300	235,223
Construction in progress	8,366	5,185

Total property and equipment	838,184	814,750
Accumulated depreciation and amortization	(393,633)	(369,823)

Property and equipment, net of accumulated depreciation	444,551	444,927

Goodwill	49,857	44,577
Intangible assets, net of accumulated amortization	983	1,061
Investments in unconsolidated affiliates (Note 10)	6,481	7,682
Deferred income tax asset	103,361	100,012
Other	19,386	21,072

Total assets	$801,883	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$25,062	$32,141
Accrued expenses	41,462	40,049
Current maturities of capital leases and long-term financing obligations	5,246	4,422

Total current liabilities	71,770	76,612

Long-term liabilities:
Long-term debt	209,601	209,548
Capital leases and long-term financing obligations, less current maturities	222,633	220,725
Deferred revenue	32,116	32,984
Other	24,632	23,425

Total long-term liabilities	488,982	486,682

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 23,510,907 shares issued and 23,042,828 shares outstanding at September 30, 2013, and 18,244,179 shares issued and 17,786,949 shares outstanding at December 31, 2012	698	540
Treasury stock, 468,079 and 457,230 shares at cost at September 30, 2013 and December 31, 2012, respectively	(11,914)	(11,740)
Paid-in capital	439,477	349,666
Accumulated deficit	(187,130)	(189,032)

Total stockholders’ equity	241,131	149,434

Total liabilities and stockholders’ equity	$801,883	$712,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$102,792	$79,889	$291,927	$248,776
Concessions and other	62,221	46,783	173,283	143,008

Total operating revenues	165,013	126,672	465,210	391,784
Operating costs and expenses:
Film exhibition costs	56,482	43,858	160,769	135,225
Concession costs	8,328	5,741	22,009	16,767
Other theatre operating costs	66,341	52,904	185,783	157,037
General and administrative expenses	6,621	5,650	18,668	15,939
Lease termination charges (Note 12)	—	—	3,063	—
Severance agreement charges	102	95	102	473
Depreciation and amortization	10,627	8,468	31,105	23,966
Loss on sale of property and equipment	11	700	70	948
Impairment of long-lived assets	2,974	1,835	3,385	3,358

Total operating costs and expenses	151,486	119,251	424,954	353,713

Operating income	13,527	7,421	40,256	38,071
Interest expense	12,353	8,605	36,998	25,478
Loss on extinguishment of debt	—	—	—	4,961

Income (loss) before income tax and income from unconsolidated affiliates	1,174	(1,184)	3,258	7,632
Income tax expense (Note 4)	1,253	466	1,733	3,813
Income from unconsolidated affiliates (Note 10)	1,145	1,950	482	958

Income from continuing operations	1,066	300	2,007	4,777
Loss from discontinued operations (Note 6)	(57)	(67)	(105)	(114)

Net income	$1,009	$233	$1,902	$4,663

Weighted average shares outstanding:
Basic	20,985	17,519	18,723	15,775
Diluted	21,501	17,881	19,202	16,061

Net income per common share (Basic):
Income from continuing operations	$0.05	$0.02	$0.11	$0.30
Loss from discontinued operations, net of tax	—	—	(0.01)	—

Net income	$0.05	$0.02	$0.10	$0.30

Net income per common share (Diluted):
Income from continuing operations	$0.05	$0.01	$0.10	$0.30
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net income	$0.05	$0.01	$0.10	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,902	$4,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,115	24,068
Amortization of debt issuance costs	1,087	1,398
Impairment on long-lived assets	3,385	3,466
Loss on extinguishment of debt	—	4,961
Deferred income taxes	(3,364)	—
Stock-based compensation	1,926	1,622
Loss from unconsolidated affiliates	702	114
Other	353	284
(Gain) loss on sale of property and equipment	(15)	767
Changes in operating assets and liabilities:
Accounts receivable and inventories	1,277	275
Prepaid expenses and other assets	168	111
Accounts payable	(7,278)	(10,133)
Accrued expenses and other liabilities	1,713	4,271
Distributions from unconsolidated affiliates	378	348

Net cash provided by operating activities	33,349	36,215

Cash flows from investing activities:
Purchases of property and equipment	(24,748)	(25,923)
Release of restricted cash	231	273
Investment in unconsolidated affiliates	—	(54)
Theatre acquisitions	(12,318)	(702)
Proceeds from sale of property and equipment	740	2,857

Net cash used in investing activities	(36,095)	(23,549)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	—	5,000
Repayment of short-term borrowings	—	(5,000)
Issuance of long-term debt	—	209,500
Repayments of long-term debt	—	(200,229)
Debt issuance costs	—	(8,621)
Repayments of capital lease and long-term financing obligations	(3,052)	(1,397)
Issuance of common stock	88,043	56,565
Purchase of treasury stock	(174)	(57)

Net cash provided by financing activities	84,817	55,761

Increase in cash and cash equivalents	82,071	68,427
Cash and cash equivalents at beginning of period	68,531	13,616

Cash and cash equivalents at end of period	$150,602	$82,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,690	$17,105
Income taxes	$5,108	$4,884

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$4,619	$2,314
Assets acquired through capital leases and financing obligations	$2,285	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2013 and 2012

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of September 30, 2013 and December 31, 2012, the results of operations for the three and nine month periods ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. That report includes a summary of our critical accounting policies. There have been no material changes in our accounting policies during the first nine months of 2013.

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

Discontinued Operations

The results of operations for theatres that have been disposed of or classified as held for sale are eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. Theatres are reported as discontinued operations when the Company no longer has continuing involvement in the theatre operations and the cash flows have been eliminated, which generally occurs when the Company no longer has operations in a given market. See Note 6—Discontinued Operations.

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

The fair value of the Senior Secured Notes and Credit Facility described in Note 3—Debt is estimated based on quoted market prices at the date of measurement.

Comprehensive Income

The Company has no other comprehensive income items.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward except when (1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect this ASU to have an impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and nine months ended September 30, 2013, impairment charges aggregated to $2,974 and $3,385, respectively. The impairment charges primarily resulted from the impact of competition in a market where the Company operates one theatre and the continued deterioration of previously impaired theatres. The Company recorded impairment charges of $1,835 and $3,358 during the three and nine months ended September 30, 2012, respectively, which were primarily the result of the Company’s plan to replace two owned theatres prior to the end of their useful lives and the continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and nine months ended September 30, 2013 was approximately $2,629 and $3,879, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by Accounting Standards Codification (“ASC 820”) Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	September 30,	December 31,
	2013	2012
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(399)	(452)

Total debt	209,601	209,548
Current maturities	—	—

Total long-term debt	$209,601	$209,548

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at September 30, 2013.

The fair value of the Senior Secured Notes at September 30, 2013 and December 31, 2012 is estimated based on quoted market prices as follows:

	As of September 30,	As of December 31,
	2013	2012
Carrying amount, net	$210,000	$210,000
Fair value	$226,800	$226,800

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

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

As of September 30, 2013, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

NOTE 4—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. Included in the Company’s estimates are the effects of the American Taxpayer Relief Act of 2012 (“ATRA 2012”) which did not have a significant impact on the Company’s income tax provision. However, the Company’s effective tax rate for the nine months ended September 2013 was decreased by the tax benefit of certain employment credits reinstated by ATRA 2012 that were recognized during the period, as measured against our year-to-date income. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the tax positions.

The effective tax rate from continuing operations for the three months ended September 30, 2013 and 2012 was 54.0% and 60.8%, respectively. The effective tax rate from continuing operations for the nine months ended September 30, 2013 and 2012 was 46.3% and 44.4%, respectively. The Company’s tax rate for the three months ended September 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items, changes in uncertain tax positions and the effect on its deferred tax asset due to a change in state tax rates. The Company’s tax rate for the nine months ended September 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions, partially offset by federal employment credits. The Company’s tax rates for the three and nine months ended September 30, 2012 differ from the statutory tax rate primarily due to temporary differences between the financial reporting basis and tax basis of its assets and liabilities and the inability to recognize an associated deferred tax benefit, due to the Company’s assessment that the realization of its deferred tax assets was unlikely. The Company released its valuation allowance against its deferred tax assets at December 31, 2012. The Company believes that the effective tax rate for the three and nine months ended September 30, 2013 and future periods will more closely reflect the statutory tax rate.

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

The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating loss carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. As a result of the 2008 ownership change, the Company is limited to an approximate $1.7 million annual limitation on its ability to utilize its pre-change NOLs and recognized built-in losses. The recognition period ended on October 15, 2013.

An ownership change was also deemed to have occurred during the second quarter of 2012. The Company does not believe this change will further limit its ability to utilize its net operating loss carryforwards or certain other deductions.

At September 30, 2013 and December 31, 2012, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $108,275 and $102,908, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets, tax planning strategies and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at September 30, 2013 and December 31, 2012, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of September 30, 2013 and December 31, 2012, the amount of unrecognized tax benefits was $2,678, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9—Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of September 30, 2013, there were 1,102,010 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of September 30, 2013, the Company also had 361,603 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of September 30, 2013, 135,803 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $608 and $521 for the three months ended September 30, 2013 and 2012, respectively, and $1,926 and $1,622 for the nine months ended September 30, 2013 and 2012, respectively. Included in stock-based compensation expense for the nine months ended September 30, 2012, is $115 related to the accelerated vesting of stock-based awards to the Company’s former Vice President-General Manager Theatre Operations. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of September 30, 2013, the Company had approximately $4,768 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first nine months of 2013 or 2012. The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	747,500	$12.32	5.92
Granted	—	$—
Exercised	—	$—
Expired	(90,000)	$27.15
Forfeited	—	$—

Outstanding at September 30, 2013	657,500	$10.29	5.95	$8,302

Exercisable on September 30, 2013	606,662	$10.55	5.83	$7,547

Expected to vest September 30, 2013	49,589	$7.23	7.48	$737

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	458,981	$10.85
Granted	213,954	$15.78
Vested	(97,928)	$11.78
Forfeited	—	$—

Nonvested at September 30, 2013	575,007	$12.53

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2013 and 2012, the Company closed one theatre in each period and for the nine months ended September 30, 2013 and 2012, the Company closed eight theatres in each period. With respect to the closures during the three months ended September 30, 2013, the Company classified one theatre in each period as discontinued operations, and for the nine months ended September 30, 2013 and 2012, the Company classified two and five theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of these theatres have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in their operations.

All activity during the three and nine months ended September 30, 2013 included in the accompanying consolidated statements of operations has been reclassified to separately reflect the results of operations from theatres closed in 2013 and considered discontinued operations through the respective date of the theatre closings. Assets and liabilities associated with the discontinued operations have not been segregated from assets and liabilities from continuing operations as they are not material.

The following table sets forth the summary of activity for discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Revenue from discontinued operations	$44	$917

Operating loss before income taxes	$(71)	$(165)
Income tax benefit from discontinued operations	27	62
(Loss) gain on disposal, before income taxes	(22)	57
Income tax benefit (expense) on disposal	9	(21)

Loss from discontinued operations	$(57)	$(67)

	Nine months ended September 30,
	2013	2012
Revenue from discontinued operations	$438	$3,045

Operating loss before income taxes	$(254)	$(364)
Income tax benefit from discontinued operations	96	136
Gain on disposal, before income taxes	85	181
Income tax expense on disposal	(32)	(67)

Loss from discontinued operations	$(105)	$(114)

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

NOTE 8—NET INCOME PER SHARE

Basic net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 15,954 and 361,507 for the three months ended September 30, 2013 and 2012, respectively, and common stock equivalents totaling 26,566 and 285,786 for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock compared to the price on the grant date.

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

As of September 30, 2013, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of September 30, 2013, the carrying value of the Company’s ownership interest in SV Holdco is $5,626 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of September 30, 2013.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of September 30, 2013 and December 31, 2012.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,900 and $2,700 for the three months ended September 30, 2013 and 2012, respectively, and approximately $7,400 and $7,600 for the nine months ended September 30, 2013 and 2012, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $510 and $400 for the three months ended September 30, 2013 and 2012, respectively, and $1,305 and $1,200 for the nine months ended September 30, 2013 and 2012, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,537 and $2,030 at September 30, 2013 and December 31, 2012, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the nine months ended September 30, 2013 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2013	$6,740
Equity earnings of SV Holdco	(1,114)

Balance at September 30, 2013	$5,626

Deferred revenue	SV Holdco
Balance at January 1, 2013	$34,141
Amortization of up-front payment	(713)
Amortization of Class C units	(155)

Balance at September 30, 2013	$33,273

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9—Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of September 30,
2013
Assets:
Current assets	$47,866
Noncurrent assets	147,574

Total assets	$195,440

Liabilities:
Current liabilities	$44,234
Noncurrent liabilities	73,994

Total liabilities	$118,228

	Three Months Ended
	September 30, 2013	September 30, 2012
Results of operations:
Revenue	$52,526	$50,927
Net income	$3,796	$9,591

	Nine Months Ended
	September 30, 2013	September 30, 2012
Results of operations:
Revenue	$111,260	$105,575
Net loss	$(6,702)	$(4,036)

A summary of activity in income from unconsolidated affiliates for the nine months ended September 30, 2013 and 2012 is as follows:

	September 30,
Income from unconsolidated affiliates	2013	2012
Loss from unconsolidated affiliates	$(823)	$(244)
Elimination of intercompany revenue	1,305	1,202

Income from unconsolidated affiliates	$482	$958

NOTE 11—THEATRE ACQUISITIONS

On November 15, 2012, the Company completed its acquisition of 16 entertainment complexes and 251 screens in seven U.S. states (the “Acquired Theatres”) pursuant to the terms of the Membership Interest Purchase Agreement with Rave Reviews Cinemas, L.L.C (“Rave”) and Rave Reviews Holdings, LLC (“Acquisition Sub”) dated September 28, 2012. Prior to consummation of the acquisition, Rave transferred to the Acquisition Sub the Acquired Theatres and certain related assets and certain assumed liabilities, including the leases, related to the Acquired Theatres. The Company subsequently acquired all of the ownership interests of the Acquisition Sub. In consideration for the acquisition, the Company paid $22,213 in cash including $3,213 in working capital adjustments. The Company paid $1,349 of the working capital adjustment during the nine months ended September 30, 2013. In addition, the Company assumed approximately $110,243 of financing obligations, after accounting adjustments, to reflect the acquisition date fair value of such obligations. The purchase price was paid using cash on hand.

On August 16, 2013, the Company completed its acquisition of three theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc. The results of operations of these theatres were not significant to the Company’s consolidated statements of operations and accordingly, the Company has not provided pro forma financial information relating to this acquisition. Acquisition costs associated with this purchase were not material.

NOTE 12—LEASE TERMINATION CHARGES

For the nine months ended September 30, 2013, the Company has recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately six years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of September 30, 2013, the liability was $2,235. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 during the nine months ended September 30, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 13—SUBSEQUENT EVENT

On October 23, 2013, the Company entered into a revenue sharing agreement with IMAX Corporation (“IMAX”®) for the installation of 10 IMAX theatre systems. Any installation and annual fees associated with this agreement are not material to the Company’s consolidated financial statements.

On November 4, 2013, the Company entered into a definitive asset purchase agreement to purchase 9 theatres and 147 screens from Muvico Entertainment, L.L.C. for $31,750 million in cash, subject to customary closing adjustments and the reclassification of certain lease-related obligations. The Company expects to complete the transaction in the fourth quarter of 2013.

NOTE 14—COMMON STOCK OFFERING

On July 25, 2013, the Company issued 4.5 million shares of its common stock, at a price to the public of $18.00 per share through a registered public offering. The Company granted the underwriters an option to purchase up to an additional 675 thousand shares of the Company’s common stock to cover over-allotments, if any, which the underwriters could exercise within 30 days of the date of the final prospectus. The underwriters purchased the additional 675 thousand shares of common stock on August 16, 2013. The offering was made pursuant to the Company’s existing shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”). The net proceeds received from the transaction were approximately $88,043. The funds received from the issuance of the shares will be used for general corporate purposes, including potential acquisitions, working capital and other capital expenditures.

NOTE 15—GUARANTOR SUBSIDIARIES

The Company filed a registration statement which became effective on August 28, 2013. The registration statement registers certain securities, including debt securities which may be issued and guaranteed by certain of Carmike Cinemas, Inc.’s subsidiaries and may be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended.

Carmike Cinemas, Inc. may sell debt securities pursuant to the registration statement and if so, it is expected that such securities would be fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries: Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc. Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC and Carmike Motion Pictures Houston, LLC. Therefore, the Company is providing the following condensed consolidating financial statement information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$139,057	$11,545	$—	$150,602
Restricted cash	62	—	—	62
Accounts receivable	5,478	3,136	(2,760)	5,854
Inventories	785	2,995	—	3,780
Deferred income tax asset	3,313	1,601	—	4,914
Prepaid expenses and other current assets	9,511	7,736	(5,195)	12,052

Total current assets	158,206	27,013	(7,955)	177,264

Property and equipment:
Land	12,080	42,625	—	54,705
Buildings and building improvements	48,026	285,789	—	333,815
Leasehold improvements	20,349	133,279	—	153,628
Assets under capital leases	8,675	36,295	—	44,970
Equipment	66,134	176,566	—	242,700
Construction in progress	3,936	4,430	—	8,366

Total property and equipment	159,200	678,984	—	838,184
Accumulated depreciation and amortization	(82,894)	(310,739)	—	(393,633)

Property and equipment, net of accumulated depreciation	76,306	368,245	—	444,551

Intercompany receivables	92,355	—	(92,355)	—
Investments in subsidiaries	157,148	—	(157,148)	—
Goodwill	3,513	46,344	—	49,857
Intangible assets, net of accumulated amortization	—	983	—	983
Investments in unconsolidated affiliates	5,626	855	—	6,481
Deferred income tax asset	60,820	42,541	—	103,361
Other assets	13,232	6,154	—	19,386

Total assets	$567,206	$492,135	$(257,458)	$801,883

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$21,331	$6,491	$(2,760)	$25,062
Accrued expenses	24,259	22,398	(5,195)	41,462
Current maturities of capital leases and long-term financing obligations	792	4,454	—	5,246

Total current liabilities	46,382	33,343	(7,955)	71,770

Long-term liabilities:
Long-term debt	209,601	—	—	209,601
Capital leases and long-term financing obligations, less current maturities	32,694	189,939	—	222,633
Intercompany liabilities	—	92,355	(92,355)	—
Deferred revenue	32,116	—	—	32,116
Other	5,282	19,350	—	24,632

Total long-term liabilities	279,693	301,644	(92,355)	488,982

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	698	1	(1)	698
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	439,477	260,013	(260,013)	439,477
Accumulated deficit	(187,130)	(102,866)	102,866	(187,130)

Total stockholders’ equity	241,131	157,148	(157,148)	241,131

Total liabilities and stockholders’ equity	$567,206	$492,135	$(257,458)	$801,883

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$19,438	$—	$68,531
Restricted cash	293	—	—	293
Accounts receivable	5,058	6,124	(4,627)	6,555
Inventories	926	3,260	—	4,186
Deferred income tax asset	3,203	—	(307)	2,896
Prepaid expenses and other assets	3,426	7,510	—	10,936

Total current assets	61,999	36,332	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	51,876
Buildings and building improvements	45,571	290,167	—	335,738
Leasehold improvements	19,200	122,558	—	141,758
Assets under capital leases	8,675	36,295	—	44,970
Equipment	64,167	171,056	—	235,223
Construction in progress	1,352	3,833	—	5,185

Total property and equipment	151,045	663,705	—	814,750
Accumulated depreciation and amortization	(77,302)	(292,521)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	371,184	—	444,927

Intercompany receivables	92,801	—	(92,801)	—
Investments in subsidiaries	157,522	126	(157,648)	—
Goodwill	—	44,577	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	7,682
Deferred income tax asset	57,247	42,765	—	100,012
Other assets	14,299	6,773	—	21,072

Total assets	$464,351	$503,760	$(255,383)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$12,697	$(4,627)	$32,141
Accrued expenses	14,601	25,755	(307)	40,049
Current maturities of capital leases and long-term financing obligations	442	3,980	—	4,422

Total current liabilities	39,114	42,432	(4,934)	76,612

Long-term liabilities:
Long-term debt, less current maturities	209,548	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	192,849	—	220,725
Intercompany liabilities	—	92,801	(92,801)	—
Deferred revenue	32,984	—	—	32,984
Other	5,395	18,030	—	23,425

Total long-term liabilities	275,803	303,680	(92,801)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	540	1	(1)	540
Treasury stock	(11,740)	—	—	(11,740)
Paid-in capital	349,666	259,837	(259,837)	349,666
Accumulated deficit	(189,032)	(102,190)	102,190	(189,032)

Total stockholders’ equity	149,434	157,648	(157,648)	149,434

Total liabilities and stockholders’ equity	$464,351	$503,760	$(255,383)	$712,728

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,286	$89,506	$—	$102,792
Concessions and other	17,034	53,478	(8,291)	62,221

Total operating revenues	30,320	142,984	(8,291)	165,013

Operating costs and expenses:
Film exhibition costs	7,570	48,912	—	56,482
Concession costs	1,159	7,169	—	8,328
Other theatre operating costs	10,726	63,906	(8,291)	66,341
General and administrative expenses	6,049	572	—	6,621
Severance agreement charges	102	—	—	102
Depreciation and amortization	1,942	8,685	—	10,627
(Gain) loss on sale of property and equipment	(2)	13	—	11
Impairment of long-lived assets	—	2,974	—	2,974

Total operating costs and expenses	27,546	132,231	(8,291)	151,486

Operating income	2,774	10,753	—	13,527
Interest expense	2,073	10,280	—	12,353
Equity in loss of subsidiaries	141	—	(141)	—

Income before income tax and income from unconsolidated affiliates	560	473	141	1,174
Income tax expense	508	745	—	1,253
Income from unconsolidated affiliates	1,025	120	—	1,145

Income (loss) from continuing operations	1,077	(152)	141	1,066
(Loss) income from discontinued operations	(68)	11	—	(57)

Net income (loss)	$1,009	$(141)	$141	$1,009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$12,834	$67,055	$—	$79,889
Concessions and other	13,986	38,960	(6,163)	46,783

Total operating revenues	26,820	106,015	(6,163)	126,672

Operating costs and expenses:
Film exhibition costs	7,101	36,757	—	43,858
Concession costs	969	4,772	—	5,741
Other theatre operating costs	10,271	48,796	(6,163)	52,904
General and administrative expenses	5,094	556	—	5,650
Severance agreement charges	95	—	—	95
Depreciation and amortization	1,923	6,545	—	8,468
Loss (gain) on sale of property and equipment	719	(19)	—	700
Impairment of long-lived assets	579	1,256	—	1,835

Total operating costs and expenses	26,751	98,663	(6,163)	119,251

Operating income	69	7,352	—	7,421
Interest expense	2,117	6,488	—	8,605
Equity in earnings of subsidiaries	(285)	—	285	—

(Loss) income before income tax and income from unconsolidated affiliates	(1,763)	864	(285)	(1,184)
Income tax (benefit) expense	(152)	618	—	466
Income from unconsolidated affiliates	1,870	80	—	1,950

Income from continuing operations	259	326	(285)	300
Loss from discontinued operations	(26)	(41)	—	(67)

Net income	$233	$285	$(285)	$233

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$39,051	$252,876	$—	$291,927
Concessions and other	48,404	148,192	(23,313)	173,283

Total operating revenues	87,455	401,068	(23,313)	465,210

Operating costs and expenses:
Film exhibition costs	21,667	139,102	—	160,769
Concession costs	3,175	18,834	—	22,009
Other theatre operating costs	29,846	179,250	(23,313)	185,783
General and administrative expenses	16,904	1,764	—	18,668
Lease termination charges	—	3,063	—	3,063
Severance agreement charges	102	—	—	102
Depreciation and amortization	5,687	25,418	—	31,105
Loss on sale of property and equipment	3	67	—	70
Impairment of long-lived assets	23	3,362	—	3,385

Total operating costs and expenses	77,407	370,860	(23,313)	424,954

Operating income	10,048	30,208	—	40,256
Interest expense	6,145	30,853	—	36,998
Equity in loss of subsidiaries	550	—	(550)	—

Income (loss) before income tax and income from unconsolidated affiliates	3,353	(645)	550	3,258
Income tax expense	1,517	216	—	1,733
Income from unconsolidated affiliates	191	291	—	482

Income (loss) from continuing operations	2,027	$(570)	$550	$2,007
(Loss) income from discontinued operations	(125)	20	—	(105)

Net income (loss)	$1,902	$(550)	$550	$1,902

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$40,513	$208,263	$—	$248,776
Concessions and other	43,588	118,503	(19,083)	143,008

Total operating revenues	84,101	326,766	(19,083)	391,784

Operating costs and expenses:
Film exhibition costs	22,150	113,075	—	135,225
Concession costs	2,955	13,812	—	16,767
Other theatre operating costs	31,345	144,775	(19,083)	157,037
General and administrative expenses	14,225	1,714	—	15,939
Severance agreement charges	473	—	—	473
Depreciation and amortization	5,340	18,626	—	23,966
Loss on sale of property and equipment	739	209	—	948
Impairment of long-lived assets	579	2,779	—	3,358

Total operating costs and expenses	77,806	294,990	(19,083)	353,713

Operating income	6,295	31,776	—	38,071
Interest expense	6,998	18,480	—	25,478
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(7,569)	—	7,569	—

Income before income tax and income from unconsolidated affiliates	1,905	13,296	(7,569)	7,632
Income tax (benefit) expense	(2,209)	6,022	—	3,813
Income from unconsolidated affiliates	698	260	—	958

Income from continuing operations	4,812	7,534	(7,569)	4,777
(Loss) income from discontinued operations	(149)	35	—	(114)

Net income	$4,663	$7,569	$(7,569)	$4,663

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	10,121	23,228	—	33,349

Cash flows from investing activities:
Purchases of property and equipment	(4,449)	(20,299)	—	(24,748)
Theatre acquisitions	(3,828)	(8,490)	—	(12,318)
Proceeds from sale of property and equipment	6	734	—	740
Other investing activities	231	—	—	231

Net cash used in investing activities	(8,040)	(28,055)		(36,095)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(344)	(2,708)	—	(3,052)
Issuance of common stock	88,043	—	—	88,043
Purchase of treasury stock	(174)	—	—	(174)
Intercompany receivable/payable	358	(358)	—	—

Net cash provided by (used in) financing activities	87,883	(3,066)	—	84,817

Increase in cash and cash equivalents	89,964	(7,893)	—	82,071
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	139,057	11,545	—	150,602

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	1,288	34,927	—	36,215

Cash flows from investing activities:
Purchases of property and equipment	(13,768)	(12,155)	—	(25,923)
Theatre acquisition	—	(702)	—	(702)
Investment in unconsolidated affiliates	—	(54)	—	(54)
Proceeds from sale of property and equipment	2,059	798	—	2,857
Other investing activities	273	—	—	273

Net cash used in investing activities	(11,436)	(12,113)		(23,549)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	(200,229)
Debt issuance costs	(8,621)	—	—	(8,621)
Repayments of capital leases and long-term financing obligations	(252)	(1,145)	—	(1,397)
Issuance of common stock	56,565	—	—	56,565
Purchase of treasury stock	(57)	—	—	(57)
Intercompany receivable/payable	20,725	(20,725)	—	—

Net cash provided by (used in) financing activities	77,631	(21,870)	—	55,761

Increase in cash and cash equivalents	67,483	944	—	68,427
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	71,106	10,937	—	82,043

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of September 30, 2013 we owned, operated or had an interest in 247 theatres with 2,521 screens located in 36 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of September 30, 2013, we had 234 theatres with 2,418 screens on a digital-based platform, including 229 theatres with 954 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

On August 16, 2013, we completed our acquisition of 3 theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc.

On November 4, 2013, we entered into a definitive asset purchase agreement to purchase 9 theatres and 147 screens from Muvico Entertainment, L.L.C. for $31.8 million in cash, subject to customary closing adjustments and the reclassification of certain lease-related obligations. The pending acquisition of the Muvico assets supports our growth strategy. We expect to complete the transaction in the fourth quarter of 2013 and to fund the purchase price with cash on hand.

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened three new build-to-suit theatres during the first nine months of 2013 and plan to open up to two additional theatres in 2013.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2013 and September 30, 2012

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average theatres	246	233	246	235
Average screens	2,504	2,244	2,484	2,256
Average attendance per screen (1)	6,084	5,504	16,771	16,449
Average admission per patron (1)	$6.75	$6.47	6.99	$6.70
Average concessions and other sales per patron (1)	$4.09	$3.79	4.15	$3.85
Total attendance (in thousands) (1)	15,231	12,353	41,793	37,117
Total operating revenues (in thousands)	$165,013	$126,672	465,210	$391,784

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total operating revenues increased approximately 30.3% to $165.0 million for the three months ended September 30, 2013 compared to $126.7 million for the three months ended September 30, 2012, due to an increase in total attendance from 12.4 million in the third quarter of 2012 to 15.2 million for the third quarter of 2013, an increase in average admissions per patron from $6.47 in the third quarter of 2012 to $6.75 for the third quarter of 2013 and an increase in average concessions and other sales per patron from $3.79 in the third quarter of 2012 to $4.09 in the third quarter of 2013. Excluding the acquired Rave theatres, total operating revenues increased 12.4% to $142.4 million. The increase in total revenues, excluding the acquired Rave theatres, was due to an increase in total attendance from 12.4 million to 13.3 million, an increase in average admissions per patron from $6.52 to $6.64 and an increase in average concessions and other sales per patron from $3.81 to $4.07. Attendance and attendance per screen were up period over period due principally to a more favorable movie slate during the third quarter of 2013 and the acquired Rave theatres. Average concessions and other sales per patron increased, primarily due to concession promotions and increased prices.

Total operating revenues increased approximately 18.7% to $465.2 million for the nine months ended September 30, 2013 from $391.8 million for the nine months ended September 30, 2012 due to an increase in total attendance from 37.1 million for the 2012 period to 41.8 million for the 2013 period, an increase in average admissions per patron from $6.70 for the 2012 period to $6.99 in the 2013 period and an increase in average concessions and other sales per patron from $3.85 in the 2012 period to $4.15 in the 2013 period. Excluding the acquired Rave theatres, total operating revenues increased 2.0% to $399.6 million for the nine months ended September 30, 2013 from $391.8 million for the nine months ended September 30, 2012. The increase in total operating revenues, excluding the acquired Rave theatres, was due to an increase in average admissions per patron from $6.76 in the first nine months of 2012 to $6.89 for the first nine months of 2013 and an increase in average concessions and other sales per patron from $3.88 in the first nine months of 2012 to $4.15 in the first nine months of 2013, partially offset by a decrease in total attendance from 37.1 million for the first nine months of 2012 to 36.3 million for the first nine months of 2013.

Admissions revenue increased approximately 28.7% to $102.8 million for the three months ended September 30, 2013 from $79.9 million for the same period in 2012, due to an increase in total attendance from 12.4 million in the third quarter of 2012 to 15.2 million for the third quarter of 2013 and an increase in average admissions per patron from $6.47 in the third quarter of 2012 to $6.75 for the third quarter of 2013. Excluding admissions revenue of $14.5 million from the acquired Rave theatres, admissions revenue increased 10.6% to $88.3 million in 2013 from $79.9 million in 2012.

Admissions revenue increased approximately 17.3% to $291.9 million for the nine months ended September 30, 2013 from $248.8 million for the same period in 2012, due to an increase in total attendance from 37.1 million for the nine months ended September 30, 2012 to 41.8 million for the nine months ended September 30, 2013 and an increase in average admissions per patron from $6.70 for the 2012 period to $6.99 for the 2013 period. Excluding admissions revenue of $42.5 million from the acquired Rave theatres, admissions revenue increased 0.2% to $249.4 million in 2013 from $248.8 million in 2012.

Concessions and other revenue increased approximately 33.0% to $62.2 million for the three months ended September 30, 2013 compared to $46.8 million for the same period in 2012 due to an increase in total attendance from 12.4 million for the three months ended September 30, 2012 to 15.2 million for the three months ended September 30, 2013 and an increase in average concessions and other sales per patron from $3.79 in the third quarter of 2012 to $4.09 for the third quarter of 2013. Excluding concessions and other revenues from the acquired Rave theatres, concessions and other revenues increased 15.6% to $54.1 million in 2013 from $46.8 million in 2012.

Concessions and other revenue increased approximately 21.2% to $173.3 million for the nine months ended September 30, 2013 compared to $143.0 million for the same period in 2012 due to an increase in total attendance from 37.1 million for the nine months ended September 30, 2012 to 41.8 million for the nine months ended September 30, 2013 and an increase in average concessions and other sales per patron from $3.85 in the third quarter of 2012 to $4.15 for the third quarter of 2013. Excluding concessions and other revenues from the acquired Rave theatres, concessions and other revenues increased 5.1% to $150.2 million in 2013 from $143.0 million in 2012.

We operated 247 theatres with 2,521 screens at September 30, 2013 compared to 232 theatres with 2,242 screens at September 30, 2012.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($’s in thousands)	2013	2012		2013	2012
Film exhibition costs	$56,482	$43,858	29	$160,769	$135,225	19
Concession costs	$8,328	$5,741	45	$22,009	$16,767	31
Other theatre operating costs	$66,341	$52,904	25	$185,783	$157,037	18
Lease termination charges	$—	$—	—	$3,063	$—	N/M
General and administrative expenses	$6,621	$5,650	17	$18,668	$15,939	17
Severance agreement charges	$102	$95	7	$102	$473	(78)
Depreciation and amortization	$10,627	$8,468	25	$31,105	$23,966	30
(Gain) loss on sale of property and equipment	$11	$700	N/M	$70	$948	N/M
Impairment of long-lived assets	$2,974	$1,835	62	$3,385	$3,358	1

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2013 increased to $56.5 million as compared to $43.9 million for three months ended September 30, 2012 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 54.9% for the three months ended September 30, 2013 and 2012. Excluding the acquired Rave theatres, film exhibition costs for the three months ended September 30, 2013 increased to $48.5 million as compared to $43.9 million for the three months ended September 30, 2012 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Rave theatres, film exhibition costs were 54.8% for the three months ended September 30, 2013 as compared to 54.9% for the three months ended September 30, 2012.

Film exhibition costs for the nine months ended September 30, 2013 increased to $160.8 million as compared to $135.2 million for the nine months ended September 30, 2012. As a percentage of admissions revenue, film exhibition costs for the nine months ended September 30, 2013 were 55.1% as compared to 54.4% for the nine months ended September 30, 2012. The increase in film exhibition costs as a percentage of admissions revenues for the nine months ended September 30, 2013 is due primarily to higher film rent on top tier films compared to the same period in 2012 and an increase in advertising costs associated with the opening of new build-to-suit theatres during the first nine months of 2013. Excluding the acquired Rave theatres, film exhibition costs for the nine months ended September 30, 2013 increased to $137.2 million as compared to $135.2 million for the nine months ended September 30, 2012. As a percentage of admissions revenue, excluding the acquired Rave theatres, film exhibition costs were 54.9% for the nine months ended September 30, 2013 as compared to 54.4% for the nine months ended September 30, 2012.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended September 30, 2013 increased to $8.3 million compared to $5.7 million for the three months ended September 30, 2012 due to increased concessions sales resulting from increased attendance during the three months ended September 30, 2013. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2013 were 13.4% as compared to 12.3% for the three months ended September 30, 2012. The increase in concession costs as a percentage of concessions and other revenues was due primarily to an increase in the cost of concession supplies as well as discounts and other promotional activities. Excluding the acquired Rave theatres, concession costs for the three months ended September 30, 2013 increased to $7.2 million as compared to $5.7 million for the three months ended September 30, 2012. Excluding the acquired Rave theatres, as a percentage of concessions and other revenues, concessions costs were 13.2% for the three months ended September 30, 2013 as compared to 12.3% for the three months ended September 30, 2012.

Concession costs increased to approximately $22.0 million for the nine months ended September 30, 2013, compared to $16.8 million for the nine months ended September 30, 2012 due to increased concessions sales resulting from increased attendance during the nine months ended September 30, 2013. As a percentage of concessions and other revenues, concession costs were 12.7% and 11.7% for the nine months ended September 30, 2013 and 2012, respectively. The increase in concession costs as a percentage of concessions and other revenues was due primarily to an increase in the cost of concession supplies as well as discounts and other promotional activities. Excluding the acquired Rave theatres, concession costs for the nine months ended September 30, 2013 increased to $19.1 million as compared to $16.8 million for the nine months ended September 30, 2012. Excluding the acquired Rave theatres, as a percentage of concessions and other revenues, concessions costs were 12.7% for the nine months ended September 30, 2013 as compared to 11.7% for the nine months ended September 30, 2012.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2013 increased to $66.3 million as compared to $52.9 million for the three months ended September 30, 2012. Excluding the acquired Rave theatres, other theatre operating costs for the three months ended September 30, 2013 increased to $58.1 million as compared to $52.9 million for the three months ended September 30, 2012. The increase in our other theatre operating costs was primarily due to increases in other theatre costs of $8.2 million related to theatres acquired in 2012, increases in salaries and wages expense of $1.8 million and increases in theatre occupancy costs of $1.3 million. Other theatre operating costs for the nine months ended September 30, 2013 increased to $185.8 million as compared to $157.0 million for the nine months ended September 30, 2012. The increase in our other theatre operating costs for the nine months ended September 30, 2013 was primarily due to increases in other theatre costs of $23.6 million related to theatres acquired in 2012, increases in salaries and wages expense of $1.7 million and increases in theatre occupancy costs of $1.1 million.

General and administrative expenses. General and administrative expenses increased to $6.6 million for the three months ended September 30, 2013 compared to $5.7 million for the three months ended September 30, 2012. The increase in general and administrative expenses during the three months ended September 30, 2013 was primarily the result of increases in professional fees of $0.9 million related primarily to acquisition activities. General and administrative expenses for the nine months ended September 30, 2013 increased to $18.7 million as compared to $15.9 million for the nine months ended September 30, 2012. The increase in general and administrative expenses during the nine months ended September 30, 2013 was primarily the result increases in professional fees of $2.0 million related primarily to acquisition activities.

Lease termination charges. During the nine months ended September 30, 2013, we recorded lease termination charges of $3.1 million. The charges were primarily associated with the closing of an underperforming theatre prior to the end of its lease term. We did not record any lease termination charges for the three and nine months ended September 30, 2012. We also recorded lease termination charges of $0.7 million during the nine months ended September 30, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

Depreciation and amortization. Depreciation and amortization expenses increased to $10.6 million for the three months ended September 30, 2013 as compared to $8.5 million for the three months ended September 30, 2012. Depreciation and amortization expenses increased to $31.1 million for the nine months ended September 30, 2013 as compared to $24.0 million for the nine months ended September 30, 2012. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2013 was primarily due to depreciation and amortization expenses associated with theatres acquired during 2012.

Net loss on sales of property and equipment. We recognized a loss on the sale of property and equipment of $11 thousand and $0.7 million for the three months ended September 30, 2013 and 2012, respectively. We recognized a loss on the sale of property and equipment of $70 thousand and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Impairment of long-lived assets. Impairment of long-lived assets was $3.0 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively. Impairment of long-lived assets for the nine months ended September 30, 2013 and 2012 were $3.4 million. The impairment charges for the three and nine months ended September 30, 2013 primarily resulted from the impact of competition in a market where the Company operates one theatre and the continued deterioration of previously impaired theatres. The impairment charges for the three and nine months ended September 30, 2012 were primarily the result of the Company’s plan to replace two owned theatres prior to the end of their useful lives and the continued deterioration of previously impaired theatres.

Operating income. Operating income for the three months ended September 30, 2013 increased to $13.5 million from $7.4 million for the three months ended September 30, 2012. As a percentage of total operating revenues, operating income for the three months ended September 30, 2013 was 8.2% as compared to 5.9% for the three months ended September 30, 2012. This fluctuation is primarily a result of an increase in total attendance for the three months ended September 30, 2013, partially offset by an increase in fixed operating costs associated with theatres acquired during 2013 and the factors described above. Operating income for the nine months ended September 30, 2013 increased 5.7% to $40.3 million as compared to $38.1 million for the nine months ended September 30, 2012. As a percentage of total operating revenues, operating income for the nine months ended September 30, 2013 was 8.7% as compared to 9.7% for the nine months ended September 30, 2012. These fluctuations are primarily a result of the factors described above.

Interest expense, net. Interest expense, net for the three months ended September 30, 2013 and 2012 was $12.4 million and $8.6 million, respectively. Interest expense, net for the nine months ended September 30, 2013 increased to $37.0 million from $25.5 million for the nine months ended September 30, 2012. Interest expense increased for the three months ended September 30, 2013 primarily due to interest expense associated with financing obligations assumed from theatres acquired during 2012. Interest expense increased for the nine months ended September 30, 2013 primarily due to an increase in the weighted average interest rate of our senior secured notes compared to our prior term loan and interest expense associated with financing obligations assumed from theatres acquired during 2012.

Income tax. During the three months ended September 30, 2013 and 2012, we recorded income tax expense of $1.3 million and $0.5 million, respectively, and during the nine months ended September 30, 2013 and 2012, we recorded income tax expense of $1.7 million and $3.8 million, respectively, primarily as a result of our income from continuing operations. At September 30, 2013 and December 31, 2012, our consolidated deferred tax assets were $108.3 million and $102.9 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three and nine months ended September 30, 2013 was 54.0% and 46.3%, respectively. Our tax rate for the three months ended September 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions and the effect on our deferred tax asset due to a change in state tax rates. Our tax rate for the nine months ended September 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions, partially offset by federal employment credits.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. During the three months ended September 30, 2013 and 2012, we closed one theatre in each period and for the nine months ended September 30, 2013 and 2012 we closed eight theatres in each period. With respect to the closures during the three months ended September 30, 2013 and 2012, we classified one theatre as discontinued operations, and for the nine months ended September 30, 2013 and 2012, we classified two and five theatres, respectively, as discontinued operations. We reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our operations, and we will not have any continuing involvement in their operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $106.5 million as of September 30, 2013 compared to a working capital surplus of $16.8 million at December 31, 2012. The working capital surplus in 2013 and 2012 resulted from proceeds of $88.0 million and $56.3 million received from our common stock offerings in July 2013 and April 2012, respectively.

At September 30, 2013, we had available borrowing capacity of $25 million under our revolving Credit Facility (as defined below) and approximately $150.6 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $68.5 million in cash and cash equivalents at December 31, 2012. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

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

On July 25, 2013, we issued 4.5 million shares of our common stock, at a price to the public of $18.00 per share through a registered public offering. We granted the underwriters an option to purchase up to an additional 675 thousand shares, which option was exercised in full on August 16, 2013. The net proceeds received from the transaction were approximately $88.0 million. The funds received from the issuance of the shares will be used for general corporate purposes, including potential acquisitions, working capital and other capital expenditures.

Net cash provided by operating activities was $33.3 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $36.2 million for the nine months ended September 30, 2012. Cash provided by operating activities was lower for the nine months ended September 30, 2013 due primarily to a an increase in interest paid of $14.6 million partially offset by increased operating revenues resulting from increased attendance, admissions revenue per patron and concession and other revenues per patron. The increase in cash interest paid is primarily due to an increase in the weighted average interest rate of our senior secured notes compared to our prior term loan and interest associated with financing obligations assumed from theatres acquired during 2012. Net cash used in investing activities was $36.1 million for the nine months ended September 30, 2013 compared to $23.5 million for the nine months ended September 30, 2012. The increase in our net cash used in investing activities is primarily due to theatre acquisitions during the nine months ended September 30, 2013. Capital expenditures were $24.7 million and $25.9 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures for the 2013 period related primarily to recently constructed new build-to-suit theatres. Capital expenditures for the 2012 period were primarily due to the construction of two new build-to-suit theatres opened during the first quarter of 2012 and Big D renovations (as described below). Net cash provided by financing activities was $84.8 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $55.8 million for the nine months ended September 30, 2012. The net cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to the proceeds of $88.0 million received from our common stock offering in July 2013. The net cash provided by financing activities for the nine months ended September 30, 2012 was primarily due to the proceeds of $56.3 million received from our common stock offering in April 2012.

Our liquidity needs are funded by operating cash flow, availability under our Credit Facility and available cash. The exhibition industry is seasonal with the studios normally releasing their premiere film product during the holiday season and summer months. This seasonal positioning of film product makes our needs for cash vary significantly from quarter to quarter. Additionally, the ultimate performance of the films any time during the calendar year will have a dramatic impact on our cash flow.

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In the first nine months of 2013, we closed eight of our underperforming theatres and estimate closing up to a total of twelve theatres for the full year 2013.

We plan to incur between $30 and $35 million in capital expenditures for calendar year 2013. We opened three new build-to-suit theatres during the first nine months of 2013 and plan to open up to two additional theatres in 2013. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience (“Big D”) includes a larger screen, enhanced sound and premium seating accommodations. As of September 30, 2013, we have 19 Big D auditoriums, including one auditorium in each of our new build-to-suit theatres opened during the first nine months of 2013. We intend to roll out additional Big D auditoriums during the remainder of 2013, including one Big D auditorium in each new build-to-suit theatre. We also have eight IMAX auditoriums that were acquired from acquisitions completed in 2012 and 2013. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

As of September 30, 2013, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CARMIKE CINEMAS, INC.

Date: November 5, 2013	By:	/s/ S. David Passman III

S. David Passman III

President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2013	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)