Form 10-K
period 2013-12-31
CARMIKE CINEMAS INC
filed 2014-03-04
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2014, 23,059,959 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 28, 2013 was approximately $279.9 million.

Documents Incorporated by Reference

Portions of the proxy statement for the registrant’s 2014 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2013, we owned, operated or had an interest in 252 theatres with 2,660 screens located in 37 states. The majority of our theatres are equipped to provide digital cinema and as of December 31, 2013, we had 240 theatres (95% of our theatres) with 2,552 screens (96% of our screens) on a digital-based platform. In addition, we had 233 theatres (92% of our theatres) with 983 screens (37% of our screens) equipped for 3-D as of December 31, 2013.

We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2013:

State	Theatres	Screens
Alabama	18	220
Arkansas	6	57
California	1	14
Colorado	5	45
Delaware	1	14
Florida	20	262
Georgia	25	278
Idaho	2	17
Illinois	11	127
Indiana	5	78
Iowa	5	61
Kansas	1	12
Kentucky	6	50
Michigan	12	95
Minnesota	6	65
Missouri	1	10
Montana	5	52
Nebraska	2	12
New Jersey	1	16
New Mexico	1	2
New York	1	8
North Carolina	23	266
North Dakota	4	30
Ohio	4	35
Oklahoma	10	59
Oregon	1	12
Pennsylvania	17	150
South Carolina	8	77
South Dakota	4	31
Tennessee	22	241
Texas	11	123
Utah	3	39
Virginia	4	40
Washington	1	12
West Virginia	2	20
Wisconsin	2	21
Wyoming	1	9

Totals	252	2,660

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2013, we operated 15 theatres with 107 screens as discount theatres.

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

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre
Total at January 1, 2011	239	2,236	9.4

New construction and acquisitions	5	60
Closures	(7)	(42)

Total at December 31, 2011	237	2,254	9.5

New construction and acquisitions	23	323
Closures	(11)	(75)

Total at December 31, 2012	249	2,502	10.0

New construction and acquisitions	17	260
Closures	(14)	(102)

Total at December 31, 2013	252	2,660	10.6

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

We opened five new build-to-suit theatres during the year ended December 31, 2013 and added one auditorium to an existing theatre. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We anticipate opening approximately seven new build-to-suit theatres in 2014. Additionally, as opportunities present themselves for expansion we will evaluate each instance to obtain the highest level of return on investment.

Premium Large Format Experience

As of December 31, 2013, we operated 34 premium large-format auditoriums, which operate under the Big D®, IMAX® and MuviXL® names. We believe that the addition of these auditoriums provides our customers with an enhanced movie-going experience and will have a positive impact on our operating results by driving incremental revenue.

In 2013, we added six Big D auditoriums. We included one Big D auditorium in each new build-to-suit theatre, while the remaining Big D auditorium was added to an existing theatre. Big D auditoriums include wall to wall screens, 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2014 and include a Big D auditorium in many of our new theatres. As of December 31, 2013, we operated 20 Big D auditoriums.

Twelve of our auditoriums feature IMAX digital projection systems. We acquired our first seven IMAX auditoriums in November 2012 as part of the Rave acquisition (described below), acquired one IMAX auditorium in August 2013 as part of the Cinemark acquisition (described below) and acquired two IMAX auditoriums in November 2013 as part of the Muvico acquisition (described below). In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of December 31, 2013, 2 of the 10 additional IMAX theatre systems had been installed.

In November 2013, we acquired two MuviXL auditoriums as part of the Muvico acquisition. Both MuviXL auditoriums feature wall-to-wall extreme bright white screens specifically manufactured to optimize and more evenly disburse light onto the screen, 4k digital cinema projectors, 7.1 surround sound and digital projection for both 2-D and 3-D features.

Acquisitions

In 2012, we began implementing a strategy to grow the business primarily through acquisitions. We identify acquisition targets based on a number of factors which include circuit quality, market opportunities and market demographics. We have completed the following acquisitions since January 2012.

•	On November 20, 2013, we completed our acquisition of 9 entertainment complexes and 147 screens in three U.S. states from Muvico Entertainment, L.L.C. (“Muvico”).

•	On August 16, 2013, we completed our purchase of 3 theatres and 52 screens in 3 states from Cinemark USA, Inc.® (“Cinemark”), a wholly-owned subsidiary of Cinemark Holdings, Inc.

•	On December 13, 2012, we completed our purchase of certain assets from Phoenix Big Cinemas. The acquisition consisted of two theatres and sixteen screens in Kentucky and Tennessee.

•	On November 15, 2012, we completed our acquisition of 16 entertainment complexes and 251 screens in seven U.S. states from Rave Reviews Cinemas, L.L.C.® (“Rave”).

•	On March 30, 2012, we completed our purchase of certain assets from Destinta Theatres. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania.

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

As of December 31, 2013, we held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2013, the carrying value of our ownership interest in SV Holdco is $6.2 million and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, we have accounted for our investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification (“ASC”) 970-323-25-6.

Our Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give us an interest in the other members’ initial or subsequent capital contributions. As a profits interest, our Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85.0 million as of October 14, 2010. The $85.0 million threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to our Class C membership units has increased to $88 million as of December 31, 2013.

We will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of our initial Class C membership units, based upon changes in our future theatre and screen count. However, we will not forfeit more than 25% of the Class C membership units we received in October 2010, and we will not receive bonus units in excess of 33% of the Class C membership units we received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. Our Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that are awarded in future periods, will not be recognized in our consolidated financial statements until such units become non-forfeitable. Upon recognition, we will record our investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6.6 million using the Black Scholes Model. We have applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in our consolidated statement of operations since October 14, 2010. Our non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2013 and 2012.

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

Box office admissions. The majority of our revenues comes from the sale of movie tickets. For the year ended December 31, 2013, box office admissions totaled $398.6 million, or approximately 63% of total revenues. At December 31, 2013, of our 252 theatres, 237 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, twelve of which exhibited first-run films at a reduced admission price, and the remaining 15 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance on the Internet for our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $236.2 million, or approximately 37% of total revenues for the year ended December 31, 2013. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, flavored popcorn, candy, cotton candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs, pizza and pretzels. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. In August 2013, we announced plans to install digital menu boards in all of our theatres. We believe that the installation of these menu boards will enhance customer service and may lead to incremental concessions revenue. We operate two family entertainment centers under the name Hollywood Connection® which feature multiplex theatres and other forms of family entertainment.

We also operate two Bogart’s® Bar and Grill Restaurants (“Bogart’s”), which were acquired as part of the Muvico acquisition in November 2013. Bogart’s, a full service restaurant and bar located in two of the Muvico entertainment complexes, offers guests classic American cuisine and premium liquor and wine selections.

We plan to expand our food and beverage menus, including the sale of alcoholic beverages, at certain locations, as well as rollout other theatre dining options, in future years. Revenues generated from the operation of these dining concepts during 2013 were not significant to our consolidated statements of operations.

Prior to November 2013, we purchased substantially all of our concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. ® (“Showtime Concession”). Beginning in November 2013, we began purchasing substantially all of our concession and janitorial supplies, except for beverage supplies, from Continental Concession Supplies, Inc. ® (“CCSI”). We are a significant customer of CCSI. If this relationship was disrupted, we could be forced to negotiate substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us.

During 2013, we purchased most of our beverage supplies from The Coca-Cola Company (“Coke”). If we are unable to continue our relationship with Coke, we could be forced to negotiate with other beverage suppliers whose product may be less favorable to patrons in our markets or at terms which, in the aggregate, may be less favorable to us.

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

Loyalty Program

We believe that it is important to build patron loyalty through enhancing the benefits received by attending one of our theatres. In October 2010, we initiated the Carmike Rewards® program, a moviegoer loyalty program. Carmike Rewards’ members earn points based on admissions and concessions purchases at any Carmike theatre. Upon achieving designated point thresholds, members are eligible for specified awards, such as admission tickets and concession items.

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

The table below depicts the industry’s top 10 films for the year ended December 31, 2013 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	Iron Man 3	1	The Hunger Games: Catching Fire
2	The Hunger Games: Catching Fire	2	Iron Man 3
3	Despicable Me 2	3	Despicable Me 2
4	Man of Steel	4	Frozen
5	Monsters University	5	Monsters University
6	Frozen	6	Man of Steel
7	Gravity	7	Fast & Furious 6
8	Fast & Furious 6	8	Oz The Great and Powerful
9	Oz The Great and Powerful	9	The Hobbit: The Desolation of Smaug
10	Star Trek Into Darkness	10	The Croods

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following nine distributors accounted for over 90% of our box office admissions for the year ended December 31, 2013: Walt Disney Studios Motion Pictures, 20th Century Fox, Paramount, Sony Pictures Entertainment, Universal, Warner Brothers, Relativity Media, The Weinstein Company and Lions Gate Features.

Digital Cinema

We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. Additionally, we are responsible for the maintenance of the installed equipment and have entered into a service agreement with Christie at an annual per screen cost of $2,585.

As of December 31, 2013, we had 240 theatres with 2,552 screens on a digital-based platform, and 233 theatres with 983 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

We have experienced an increase in alternative content available to us as well as a consistent slate of 3-D content. As directors and producers continue to embrace new technology in their productions, we expect new and innovative forms of alternative content to be available. We charge an additional $2.50 to $4.00 per ticket for 3-D versions of a movie in the majority of our theatres. We believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues as the quality and availability of 3-D and alternative content increases.

Management Information Systems

We utilize a point-of-sale system in our theatres developed by Allure Global Solutions, Inc.® (“Allure”). Our point-of-sale system allows us to centralize most theatre-level administrative functions at our corporate headquarters. In addition, the point-of-sale system allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operation of the theatre. Furthermore, it coordinates payroll, generates operating reports analyzing film performance and theatre profitability, and generates information we use to quickly detect theft. The point-of-sale systems also facilitates services such as advanced ticket sales and Internet ticket sales. The point-of-sale system provides management with detailed data tracking and trend analysis. We have active communication between our theatres and corporate headquarters, which allows our senior management to analyze vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.

Competition

The motion picture exhibition industry is fragmented and highly competitive. In markets where we are not the sole exhibitor, we compete against regional and independent operators as well as the larger theatre circuit operators.

Our operations are subject to varying degrees of competition with respect to film licensing, attracting customers, obtaining new theatre sites or acquiring theatre circuits. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing theatres, which may have a material adverse effect on our theatres. Competitors have built or are planning to build theatres in certain areas in which we operate, which has resulted and may continue to result in excess capacity in such areas which adversely affects attendance and pricing at our theatres in such areas. To the best of our knowledge, in 2013 competitors opened, announced plans or started construction on new theatres in three markets where we have five theatres. We do not believe that the impact of competition in these markets will be significant to our consolidated statements of operations.

The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older and smaller theatres, including theatres operated by us. Demographic changes and competitive pressures can also lead to a theatre location becoming impaired.

In addition to competition with other motion picture exhibitors, our theatres face competition from a number of alternative motion picture exhibition delivery systems, such as cable television, satellite, pay-per-view and internet streaming video services and home video systems. The expansion of such delivery systems could have a material adverse effect upon our business and results of operations. We also compete for the public’s leisure time and disposable income with all forms of entertainment, including sporting events, concerts, live theatre and restaurants.

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

Employees

As of December 31, 2013, we had approximately 7,800 employees, none of whom were covered by collective bargaining agreements and approximately 6,600 of whom were part-time. As of December 31, 2013, approximately 41% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Trademarks and Trade-Names

We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, Big D®, Carmike Rewards®, Ovation Club®, Muvico®, MuviXL®, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola®, Rave Reviews Cinemas, L.L.C.®, Cinemark USA, Inc.®, Christie®, RealD®, Screenvision®, Showtime Concession Supply, Inc.®, Continental Concession Supplies, Inc.®, Allure Global Solutions, Inc.® Bogart’s® and IMAX® are registered trademarks used in this Annual Report on Form 10-K and are owned by third parties.

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

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 1, 2014 regarding our executive officers.

Name	Age	Title
S. David Passman III	61	President and Chief Executive Officer
Fred W. Van Noy	56	Senior Vice President, Chief Operating Officer
Richard B. Hare	47	Senior Vice President—Finance, Treasurer, and Chief Financial Officer
Daniel E. Ellis	45	Senior Vice President, General Counsel and Secretary
John A. Lundin	64	Vice President—Film
Jeffrey A. Cole	54	Assistant Vice President—Controller

S. David Passman III, 61, has served as President and Chief Executive Officer of Carmike since June 2009 and director since June 2003. Previously, Mr. Passman served as President and CEO of IBS-STL, Inc., a book publishing and distribution company, from June 2005 until January 2009. He served as the President of the Harland Printed Products and Harland Checks divisions of John H. Harland Company, a provider of printed products and software and related services to the financial institution market, from 1999 to 2003, and also served as its CFO from 1996 to 1999. Mr. Passman is a former partner of Deloitte & Touche LLP, a public accounting firm, where he served as the Managing Partner of the Atlanta office from 1993 to 1996.

Fred W. Van Noy, 56, joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer. Mr. Van Noy also served as a director of Carmike Cinemas from 2004 to 2012.

Richard B. Hare, 47, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Daniel E. Ellis, 45, joined us as Senior Vice President, General Counsel and Secretary in August 2011. Mr. Ellis previously served in several roles with Lodgian, Inc., a publicly traded owner and operator of hotels from 1999 until 2011. Prior to its sale to a private equity fund in 2010, Mr. Ellis served as Lodgian’s President and Chief Executive Officer and was a member of the Board of Directors and its Executive Committee from 2009 through 2010. He served as the company’s Senior Vice-President, General Counsel and Secretary from 2002 through 2009 and retained the titles of General Counsel and Secretary upon his promotion in 2009. Prior to joining Lodgian, Mr. Ellis served as an Assistant District Attorney for the State of Georgia.

John Lundin, 64, joined us in January 2010 as Vice President – Film. Prior to joining us, Mr. Lundin served as the District Manager for Sony Pictures Distribution, a motion picture distributor, from July 2009 to January 2010. Prior to joining Sony Pictures, he served as VP-Film for Cinemark USA Inc., a motion picture exhibitor, since 1995.

Jeffrey A. Cole, 54, joined us in December 2005 as Assistant Vice President-Controller. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

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

We have a significant amount of indebtedness. As of December 31, 2013, we have approximately $455.3 million of indebtedness outstanding (which does not reflect amounts that may be borrowed under our revolving credit facility (the “Credit Facility”)), all of which is secured, and we have approximately $25.0 million available for borrowings under the Credit Facility, subject to meeting customary borrowing conditions. We also have, and will continue to have, significant lease obligations. As of December 31, 2013, our total operating, capital and financing lease obligations with terms over one year totaled $1,028 million. Our substantial amount of indebtedness could have important consequences. For example, it could:

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

Our theatres also compete with a number of other motion picture delivery systems including network, cable and satellite television, internet streaming video services, DVD’s, as well as video-on-demand, pay-per-view services and downloads via the Internet. While the impact of these alternative types of motion picture delivery systems on the motion picture exhibition industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres.

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

Failure to protect our information systems and other confidential information against cyber attacks or other information security breaches could have a material adverse effect on our business.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of our information systems or other confidential information as a result of cyber attacks or other information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses. As cyber and other threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2013, approximately 41% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs. We are subject to various federal, state and local environmental laws. See Item 1 “Business—Regulatory Environment.”

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2013 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $34.4 million and $70.9 million of federal and state operating loss carryforwards, respectively, with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

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

We determined that at the date of the 2008 ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL was determined based on the difference between the fair market value of our assets and their tax basis as of the ownership change date. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subject to the same limitation as the net operating loss carryforwards. The recognition period ended on October 31, 2013.

Ownership changes were also deemed to have occurred during the second quarter of 2012 and the third quarter of 2013. We do not believe these changes will further limit our ability to utilize our net operating loss carryforwards or certain other deductions.

While we recently reversed the valuation allowance for our deferred tax assets, we may not be able to realize these assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results.

During 2007, we established a valuation allowance for substantially all of our deferred tax assets, primarily due to the realization of significant losses and uncertainty regarding the amount of future taxable income that we could forecast. Management assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. At December 31, 2012, based on the weight of all the positive and negative evidence, management concluded that it was more likely than not that our net deferred tax assets of $86.5 million would be realized based upon future taxable income and therefore, we reversed the valuation allowance at December 31, 2012.

Management’s conclusion at December 31, 2013 that it is more likely than not that our net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, a valuation allowance may need to be established for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and results of operations.

Disruption or non-renewal of our relationship with our primary concession suppliers could harm our margins on concessions.

We purchase substantially all of our concession supplies, except for beverage supplies, as well as janitorial supplies from CCSI, and we are a significant customer of CCSI. In return for our concession supplies, we pay CCSI at prices that are based on the type of concession supplied. If this relationship were disrupted, we could be forced to negotiate substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us.

We purchase substantially all of our beverage supplies from The Coca-Cola Company. The Coca-Cola Company periodically raises beverage supply costs, which have historically not exceeded 10% annually. Our margins on concessions revenue may decline to the extent we are unable to pass on increases in our concession costs to our customers in a rate at or near the rate of cost increases.

Our development of new theatres poses a number of risks.

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. We anticipate our development activities in 2014 will consist of approximately seven theatres. Developing new theatres requires a significant amount of time and resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Contractors may have difficulty in obtaining financing for construction. We face significant competition for potential theatre locations. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include attendance levels, admissions and concessions pricing and the weighted average cost of capital. Accordingly, actual results could vary significantly from such estimates. We had long-lived asset impairment charges, from our continuing operations, in each of the last five fiscal years totaling $36.0 million. For fiscal years 2013, 2012 and 2011, our impairment charges from our continuing operations were $3.7 million, $4.2 million and $3.1 million, respectively.

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

As of December 31, 2013, we owned, operated, or had an interest in 60 of our theatres and leased 192 of our theatres. A list of our theatres, by state, is included above under “Business—Overview.”

We typically enter into long-term leases that provide for the payment of fixed monthly rentals, contingent rentals based on a percentage of revenue over a specified amount and the payment of property taxes, common area maintenance, insurance and repairs. We, at our option, can renew a substantial portion of our theatre leases at the then fair rental rate for various periods with renewal periods that may exceed 20 years.

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

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2013 was $27.84 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2012 through December 31, 2013.

2013	High	Low	Dividends
Fourth Quarter	$28.45	$20.82	$—
Third Quarter	$22.58	$16.92	$—
Second Quarter	$19.54	$15.44	$—
First Quarter	$18.90	$14.95	$—

2012	High	Low	Dividends
Fourth Quarter	$15.34	$11.07	$—
Third Quarter	$15.59	$11.04	$—
Second Quarter	$15.80	$12.16	$—
First Quarter	$14.20	$5.98	$—

As of December 31, 2013, there were 282 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2013, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2013, we did not repurchase any of our equity securities.

No dividends were paid during fiscal years 2012 and 2013. Currently, we plan to allocate our capital primarily to fund capital projects, including new build-to-suit theatres and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

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

The following stock performance graph compares, for the five year period ended December 31, 2013, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and a peer group of five public companies engaged in the motion picture exhibition industry and classified under SIC Code 7830-Services-Motion Picture Theatres. The peer group consists of Cinemark Holdings, Inc., Reading International, Inc., The Marcus Corporation, Digital Cinema Destinations Corporation and Regal Entertainment Group. Measurement points are the last trading day for each year ended December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012 and December 31 2013. The graph assumes that $100 was invested on December 31, 2008 in our common stock, the NASDAQ Market Index and a peer group consisting of motion picture exhibitors and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2013 (other than operating data) are derived from our audited consolidated financial statements, and contains the results of Rave for the period November 15, 2012 to December 31, 2013 and the results of Muvico for the period November 20 to December 31, 2013.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions, except per share and per patron data)
Statement of Operations Data:
Revenues:
Admissions	$398.6	$339.6	$303.3	$318.0	$333.4
Concessions and other	236.2	194.3	168.7	159.2	163.1

Total operating revenues	634.8	533.9	472.0	477.2	496.5

Operating costs and expenses:
Film exhibition costs	220.3	184.1	163.8	175.6	184.5
Concession costs	29.0	23.0	19.5	17.4	16.8
Other theatre operating costs	250.4	208.9	197.8	204.1	202.5
General and administrative expenses	25.8	24.5	19.1	17.6	16.1
Lease termination charges	3.1	—	—	—	—
Severance agreement charges	0.3	0.5	0.8	—	5.5
Depreciation and amortization	42.4	33.3	31.8	31.4	33.4
Loss (gain) on sale of property and equipment	0.3	1.0	0.3	(0.7)	(0.4)
Write-off of note receivable	—	—	0.8	—	—
Impairment of long-lived assets (1)	3.7	4.2	3.1	7.5	17.5

Total operating costs and expenses	575.3	479.5	437.0	452.9	475.9

Operating income	59.5	54.4	35.0	24.3	20.6
Interest expense	49.5	36.0	34.1	36.0	33.1
Loss on extinguishment of debt	—	5.0	—	2.6	—

Income (loss) before income tax and income from unconsolidated affiliates	10.0	13.4	0.9	(14.3)	(12.5)
Income tax expense (benefit) (3)	6.1	(80.9)	10.3	(0.7)	4.1
Income from unconsolidated affiliates	1.6	1.2	1.8	1.2	—

Income (loss) before discontinued operations	5.5	95.5	(7.6)	(12.4)	(16.6)
Income (loss) from discontinued operations, net of tax	0.2	0.8	(0.1)	(0.2)	1.2

Net income (loss)	$5.7	$96.3	$(7.7)	$(12.6)	$(15.4)

Weighted average shares outstanding (in thousands)
Basic	19,540	15,761	12,807	12,751	12,678
Diluted	20,051	16,086	12,807	12,751	12,678
Income (loss) per common share:
Basic	$0.29	$6.11	$(0.60)	$(0.99)	$(1.22)
Diluted	$0.29	$5.99	$(0.60)	$(0.99)	$(1.22)
Dividends declared per share	$—	$—	$—	$—	$—

	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data (at year end):
Cash and cash equivalents	$143.9	$68.5	$13.6	$13.1	$25.7
Property and equipment, net of accumulated depreciation (1)	467.8	444.9	355.9	368.2	390.6
Total assets	844.6	712.7	422.9	454.8	454.0
Total debt (2)	455.3	434.7	315.4	353.4	369.1
Accumulated deficit	(183.3)	(189.0)	(285.3)	(277.6)	(265.1)
Total stockholders’ equity (deficit)	$245.8	$149.4	$(5.6)	$0.1	$11.3

Other Financial Data:
Net cash provided by operating activities	$70.8	$52.4	$69.9	$27.7	$49.9
Net cash used in investing activities	(79.0)	(52.6)	(29.6)	(12.9)	(10.5)
Net cash provided by (used in) financing activities	83.6	55.1	(39.7)	(27.5)	(24.5)
Capital expenditures	$37.8	$35.1	$19.3	$16.9	$13.5

Operating Data:
Theatres at year end	252	249	237	239	244
Screens at year end	2,660	2,502	2,254	2,236	2,277
Average screens in operation	2,516	2,286	2,230	2,266	2,285
Average screens per theatre	10.6	10.0	9.5	9.4	9.2
Total attendance (in thousands)	56,747	50,357	47,177	47,909	52,702
Average admissions per patron	$7.06	$6.85	$6.57	$6.85	$6.52
Average concessions and other sales per patron	$4.19	$3.91	$3.66	$3.43	$3.21
Average attendance per screen	22,558	22,032	21,155	21,140	23,070

(1)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.
(2)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations.
(3)	During the quarter ended December 31, 2012, we determined that it was more likely than not that the majority of our deferred tax assets would be realized in the future and accordingly we released our valuation allowance against our deferred tax assets of $86.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2013 we owned, operated or had an interest in 252 theatres with 2,660 screens located in 37 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2013, we had 240 theatres with 2,552 screens on a digital-based platform, and 233 theatres with 983 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On August 16, 2013, we finalized our purchase of certain assets from Cinemark USA, Inc. for $10.5 million in cash and the assumption of lease-related financing obligation in the amount of $5.4 million The acquisition consisted of three theatres in Kentucky, Texas and New Jersey. On November 19, 2013, we completed our acquisition of 9 entertainment complexes and 147 screens in three U.S. states from Muvico Entertainment, L.L.C (“Muvico”) for approximately $30.6 million in cash and the assumption of lease-related financing obligations in the amount of $19.1 million.

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened five new build-to-suit theatres during the year ended December 31, 2013 and added one auditorium to an existing theatre. We anticipate opening approximately seven new build-to-suit theatres in 2014.

In 2013, we added six “Big D” format auditoriums. We included one Big D auditorium in each new build-to-suit theatre, while the remaining Big D auditorium was added to an existing theatre. Big D auditoriums include wall to wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2014 and include a Big D auditorium in many of our new theatres.

Twelve of our auditoriums feature IMAX digital projection systems. We acquired our first seven IMAX auditoriums in November 2012 as part of the Rave acquisition, acquired one IMAX auditorium as part of the Cinemark acquisition in August 2013 and acquired two IMAX auditoriums as part of the Muvico acquisition in November 2013. In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of December 31, 2013, two of the ten IMAX theatre systems had been installed.

In November 2013, we acquired two MuviXL auditoriums as part of the Muvico acquisition. Both MuviXL auditoriums feature wall-to-wall extreme bright white screens specifically manufactured to optimize and more evenly disburse light onto the screen, 4k digital cinema projectors, 7.1 surround sound and digital projection for both 2-D and 3-D features.

Two entertainment complexes acquired from Muvico include a Bogart’s Bar and Grill restaurant. In addition to these restaurants, we currently operate two Ovation Club® auditoriums that feature a premier in-theatre dining experience. In certain locations, we offer an enhanced food and beverage menu, including the sale of alcoholic beverages. We anticipate expanding our in-theatre dining presence in future years. Revenues generated from the operation of these dining concepts during 2013 were not significant to our consolidated statements of operations.

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

Revenues

We derive almost all of our revenues from box office receipts and concession sales with additional revenues from screen advertising sales, our two Bogart’s restaurants, our two Hollywood Connection fun centers, and other revenue streams, such as electronic video games located in some of our theatres and theatre rental fees. Successful films released during the year ended December 31, 2013 included Iron Man 3, which grossed over $400 million in domestic box office; The Hunger Games: Catching Fire and Despicable Me 2, which both grossed over $300 million in domestic box office; and Man of Steel, Monsters University, Frozen, Gravity, Fast & Furious 6, Oz The Great and Powerful, Star Trek Into Darkness, Thor: The Dark World, World War Z and The Hobbit: The Desolation of Smaug, which each grossed over $200 million in domestic box office. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

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

Concession costs are variable in nature and fluctuate with our concessions revenues. We purchase concessions to replace units sold. We negotiate prices for concessions with our concession vendors, primarily CCSI, to obtain lower rates.

Our theatre operating costs include labor, utilities, occupancy and facility lease expenses. Labor costs have both a variable and fixed cost component. During non-peak periods, a minimum number of staff is required to operate a theatre facility. However, to handle attendance volume increases, theatre staffing is increased during peak periods and thus salaries and wages vary in relation to revenues. Utilities, repairs and maintenance services also have variable and fixed cost components. Our occupancy expenses and property taxes are primarily fixed costs, as we are generally required to pay applicable taxes, insurance and fixed minimum rent under our leases. In addition, several of our theatre leases contain provisions for contingent rent whereby a portion of our rent expense is based on an agreed upon percentage of revenue exceeding a specified level. In these theatres, a portion of rental expenses can vary directly with changes in revenue.

Our general and administrative expenses include costs not specific to theatre operations, and are composed primarily of corporate overhead.

Operating Statement Information

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our consolidated statements of operations.

	Year Ended December 31,
	2013	2012	2011
Revenues:
Admissions	63%	64%	64%
Concessions and other	37%	36%	36%

Total operating revenues	100%	100%	100%

Operating costs and expenses:
Film exhibition costs(1)	34%	34%	35%
Concession costs	5%	5%	4%
Other theatre operating costs	39%	39%	42%
General and administrative expenses	4%	5%	5%
Lease termination charges	—%	—%	—%
Severance agreement charges	—%	—%	—%
Depreciation and amortization	7%	6%	7%
Loss on sale of property and equipment	—%	—%	—%
Write-off of note receivable	—%	—%	—%
Impairment of long-lived assets	1%	1%	—%

Total operating costs and expenses	90%	90%	93%

Operating income	10%	10%	7%
Interest expense	8%	6%	7%
Loss on extinguishment of debt	—%	1%	—%

Income before income tax and income from unconsolidated affiliates	2%	3%	—%
Income tax expense (benefit)	1%	(15)%	2%
Income from unconsolidated affiliates	—%	—%	—%

Income (loss) from continuing operations	1%	18%	(2)%
Income (loss) from discontinued operations	—%	—%	—%

Net income (loss)	1%	18%	(2)%

(1)	Film exhibition costs include advertising expenses.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation and includes the impact of the acquired Rave and Muvico theatres (collectively the “Acquired Theatres”) from November 15, 2012 and November 20, 2013, respectively.

	Year ended December 31,
	2013	2012
Average theatres	247	236
Average screens	2,516	2,286
Average attendance per screen (1)	22,558	22,032
Average admission per patron (1)	$7.06	$6.85
Average concessions and other sales per patron (1)	$4.19	$3.91
Total attendance (in thousands) (1)	56,747	50,357
Total revenues (in thousands)	$634,835	$533,913

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2013 were estimated to have increased by approximately 0.8% in comparison to 2012. The industry-wide increase was primarily driven by the success of high profile films, such as Iron Man 3, The Hunger Games: Catching Fire, and Despicable Me 2, which all grossed over $300 million in box office revenues, and an increase in average ticket prices. We experienced an increase of 17.4% in admissions revenues for 2013. Excluding incremental admissions revenues of $53.7 million from the Acquired Theatres, our admissions revenues increased 1.6% for 2013. We believe our admissions revenue increased more than that of the industry due to certain films that played better in our smaller markets than in larger metropolitan markets.

Total revenues increased 18.9% to $634.8 million for the year ended December 31, 2013 compared to $533.9 million for the year ended December 31, 2012, due to an increase in total attendance from 50.4 million in 2012 to 56.7 million in 2013, an increase in average admissions per patron from $6.85 in 2012 to $7.06 in 2013 and an increase in concessions and other sales per patron from $3.91 in 2012 to $4.19 in 2013. Excluding incremental total revenues from the Acquired Theatres, total revenues increased 3.4% to $552.0 million from $533.9 million in 2012. The increase in total revenues, excluding the Acquired Theatres, was due to an increase in average admissions per patron from $6.85 in 2012 to $6.91 in 2013 and an increase in concessions and other sales per patron from $3.91 in 2012 to $4.15 in 2013, partially offset by a decrease in total attendance from 50.4 million to 49.9 million. Admissions revenues increased 17.4% to $398.6 million in 2013 from $339.6 million in 2012, due to attendance from the Acquired Theatres and an increase in average admissions per patron. Excluding incremental admissions revenues of $53.7 million from the Acquired Theatres, admissions revenue increased 1.6% to $344.9 million in 2013 from $339.6 million in 2012. Concessions and other revenues increased 21.6% to $236.2 million in 2013 from $194.3 million in 2012, due to attendance from the Acquired Theatres and an increase in average concessions and other sales per patron. Excluding incremental concessions and other revenues from the Acquired Theatres, concessions and other revenues increased 6.6% to $207.0 million in 2013 from $194.3 million in 2012.

We operated 252 theatres with 2,660 screens at December 31, 2013 and 249 theatres with 2,502 screens at December 31, 2012.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented and includes the impact of incremental expenses from the Acquired Theatres from November 15, 2012 and November 20, 2013, respectively.

	Year ended December 31,
($’s in thousands)	2013	2012	% Change
Film exhibition costs	$220,260	$184,108	20
Concession costs	$29,052	$23,020	26
Other theatre operating costs	$250,436	$208,957	20
General and administrative expenses	$25,838	$24,547	5
Lease termination charges	$3,063	$—	n/m
Severance agreement charges	$253	$473	(47)
Depreciation and amortization	$42,378	$33,273	27
Loss on sale of property and equipment	$275	$968	n/m
Impairment of long-lived assets	$3,726	$4,227	(12)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2013 increased to $220.3 million as compared to $184.1 million for the year ended December 31, 2012 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55.3% for the year ended December 31, 2013, as compared to 54.2% for the year ended December 31, 2012, primarily as a result of more top-tier films in 2013, which typically carry higher film rent. Excluding incremental film exhibition costs from the Acquired Theatres, film exhibition costs for the year ended December 31, 2013 increased to $190.1 million as compared to $184.1 million for the year ended December 31, 2012 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the Acquired Theatres, film exhibition costs were 55.1% for the year ended December 31, 2013 as compared to 54.2% for the year ended December 31, 2012.

Concessions costs. Concession costs for the year ended December 31, 2013 increased to $29.0 million as compared to $23.0 million for the year ended December 31, 2012. As a percentage of concessions and other revenues, concession costs were 12.3% for the year ended December 31, 2013, as compared to 11.8% for the year ended December 31, 2012 primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential. Excluding incremental concession costs from the Acquired Theatres, concession costs for the year ended December 31, 2013 increased to $25.4 million as compared to $23.0 million for the year ended December 31, 2012. Excluding the Acquired Theatres, as a percentage of concessions and other revenues, concession costs were 12.3% for the year ended December 31, 2013, as compared to 11.8% for the year ended December 31, 2012.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2013 increased to $250.4 million as compared to $208.9 million for the year ended December 31, 2012. Excluding incremental other theatre operating costs from the Acquired Theatres, other theatre operating costs for the year ended December 31, 2013 increased to $218.8 million as compared to $208.9 million for the year ended December 31, 2012. The increase in our other theatre operating costs, excluding other theatre operating costs associated with the Acquired Theatres, are primarily the result of increases in salaries and wages expense of $2.1 million, theatre occupancy costs of $2.2 million due primarily to new build-to-suit theatres, utilities expense of $0.9 million and repair and maintenance costs of $1.4 million.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 increased to $25.8 million as compared to $24.5 million for the year ended December 31, 2012. The increase in our general and administrative expenses is primarily the result of increased professional fees of $1.4 million related to acquisition activities.

Lease termination charges. We recorded lease termination charges of $3.1 million for the year ended December 31, 2013. The charges were primarily associated with the closing of an underperforming theatre prior to the end of its lease term. We also recorded lease termination charges of $0.7 million in connection with the early termination of a lease agreement for a new build-to-suit theatre. We did not record any lease termination charges for the year ended December 31, 2012.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2013 increased 27.0% to $42.4 million as compared to $33.3 million for the year ended December 31, 2012 due to a combination of higher balances of property and equipment due to theatre openings and acquisitions.

Net loss on sales of property and equipment. We recognized a loss of $0.3 million on the sales of property and equipment for the year ended December 31, 2013 as compared to a loss of $1.0 million for the year ended December 31, 2012. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2013 decreased to $3.9 million compared to $4.3 million for the year ended December 31, 2012. For 2013, impairment charges related to fixed assets were primarily the result of (1) the impact of competition in a market where we operate one theatre, resulting in $2.8 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) deterioration in the full-year operating results of certain theatres resulting in $0.4 million in impairment charges using valuation inputs as of the date of the impairment analysis and (3) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $0.7 million in impairment charges using valuation inputs as of the date of the impairment analysis.

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

Operating income. Operating income for the year ended December 31, 2013 was $59.5 million as compared to operating income of $54.4 million for the year ended December 31, 2012. Excluding incremental operating income from the Acquired Theatres, operating income for the year ended December 31, 2013 was $42.0 million compared to $54.4 million for the year ended December 31, 2012. The changes in our operating income are primarily due to the factors described above.

Interest expense, net. Interest expense, net for the year ended December 31, 2013 increased to $49.5 million from $36.0 million for the year ended December 31, 2012. The increase is primarily related to an increase in the weighted average interest rate of our Senior Secured Notes compared to our term loan and interest expense associated with financing obligations assumed from theatres acquired during 2012 and 2013.

Income tax.

	Year Ended December 31,
	2013	2012
Income from continuing operations	$10,008	$13,375

Federal tax expense, at statutory rates	3,503	4,681
State tax expense (benefit), net of federal tax effects	1,748	(173)
Permanent non-dedecutible expenses	241	97
Tax effect of uncertain tax position	86	152
Impact of equity investment income at statutory tax rate	575	476
Reduction in gross deferred tax assets due to IRC Section 382	227	396
Employment credits	(276)	—
Decrease in valuation allowance	—	(86,533)

Total tax expense (benefit) from continuing operations	$6,104	$(80,904)

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date.

We recognized income tax expense of $6.1 million during the year ended December 31, 2013, compared to income tax benefit of $80.9 million during the year ended December 31, 2012. The income tax benefit recognized during the year ended December 31, 2012 was primarily due to the reversal of our valuation allowance on our deferred tax assets (as discussed further in Note 9 to the consolidated financial statements). The effective tax rate for the year ended December 31, 2013 was approximately 52.4%. Our tax rate was different from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions and the effect of changes in state tax rates. The change in state income taxes is primarily due to changes in the concentration of states where we operate due to recently acquired theatres.

As of December 31, 2013 and 2012, the amount of unrecognized tax benefits related to continuing operations was $2.8 million and $2.7 million, respectively.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2013 and 2012, we closed fourteen and eleven theatres, respectively. Of those closures, we classified six theatres in each period as discontinued operations and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our continuing operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Income from discontinued operations for the year ended December 31, 2013 was $0.2 million, including gain on disposal of assets of $0.8 million, as compared to income of $0.8 million, including gain on disposal of assets of $1.2 million for the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation and includes the impact of the acquired Rave theatres from November 15, 2012.

	Year ended December 31,
	2012	2011
Average theatres	236	236
Average screens	2,286	2,230
Average attendance per screen (1)	22,032	21,155
Average admission per patron (1)	$6.85	$6.57
Average concessions and other sales per patron (1)	$3.91	$3.66
Total attendance (in thousands) (1)	50,357	47,177
Total revenues (in thousands)	$533,913	$472,028

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2012 were estimated to have increased by approximately 6.5% in comparison to 2011. The industry-wide increase was primarily driven by the success of high profile films, such as Marvel’s The Avengers, The Dark Knight Rises, and The Hunger Games, which all grossed over $400 million in box office revenues. We experienced an increase of 12.0% in admissions revenues for 2012. Excluding admissions revenues of $9.2 million from the Rave theatres acquired, our admissions revenues increased 8.9% for 2012. We believe our admissions revenue increased more than that of the industry due to certain films that played better in our smaller markets than in larger metropolitan markets.

Total revenues increased 13.1% to $533.9 million for the year ended December 31, 2012 compared to $472.0 million for the year ended December 31, 2011, due to an increase in total attendance from 47.2 million in 2011 to 50.4 million in 2012, an increase in average admissions per patron from $6.57 in 2011 to $6.85 in 2012 and an increase in concessions and other sales per patron from $3.66 in 2011 to $3.91 in 2012. Excluding the acquired Rave theatres, total revenues increased 10.2% to $520.1 million. The increase in total revenues, excluding the acquired Rave theatres, was due to an increase in total attendance from 47.2 million to 49.2 million, an increase in average admissions per patron from $6.57 in 2011 to $6.91 in 2012 and an increase in concessions and other sales per patron from $3.66 in 2011 to $3.91 in 2012. Admissions revenues increased 12.0% to $339.6 million in 2012 from $303.3 million in 2011, due to the increases in total attendance and average admissions per patron. Excluding admissions revenues of $9.2 million from the acquired Rave theatres, admissions revenue increased 8.9% to $330.4 million in 2012 from $303.3 million in 2011. Concessions and other revenues increased 15.2% to $194.3 million in 2012 from $168.7 million in 2011, due to the increases in total attendance and average concessions and other sales per patron. Excluding concessions and other revenues from the acquired Rave theatres, concessions and other revenues increased 12.4% to $189.7 million in 2012 from $168.7 million in 2011.

We operated 249 theatres with 2,502 screens at December 31, 2012 and 237 theatres with 2,254 screens at December 31, 2011.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Year ended December 31,
($’s in thousands)	2012	2011	% Change
Film exhibition costs	$184,108	$163,846	12
Concession costs	$23,020	$19,480	18
Other theatre operating costs	$208,957	$197,752	6
General and administrative expenses	$24,547	$19,084	29
Severance agreement charges	$473	$845	n/m
Depreciation and amortization	$33,273	$31,790	5
Loss on sale of property and equipment	$968	$333	n/m
Write-off of note receivable	$—	$750	n/m
Impairment of long-lived assets	$4,227	$3,123	35

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2012 increased to $184.1 million as compared to $163.8 million for the year ended December 31, 2011 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 54.2% for the year ended December 31, 2012, as compared to 54.0% for the year ended December 31, 2011, primarily as a result of more top-tier films in 2012, which typically carry higher film rent. Excluding the acquired Rave theatres, film exhibition costs for the year ended December 31, 2012 increased to $179.1 million as compared to $163.8 million for the year ended December 31, 2011 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Rave theatres, film exhibition costs were 54.2% for the year ended December 31, 2012 as compared to 54.0% for the year ended December 31, 2011.

Concessions costs. Concession costs for the year ended December 31, 2012 increased to $23.0 million as compared to $19.5 million for the year ended December 31, 2011. As a percentage of concessions and other revenues, concession costs were 11.8% for the year ended December 31, 2012, as compared to 11.5% for the year ended December 31, 2011 primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential. Excluding the acquired Rave theatres, concession costs for the year ended December 31, 2012 increased to $22.3 million as compared to $19.5 million for the year ended December 31, 2011. Excluding the acquired Rave theatres, as a percentage of concessions and other revenues, concession costs were 11.5% for the year ended December 31, 2012 and 2011.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2012 increased to $208.9 million as compared to $197.8 million for the year ended December 31, 2011. Excluding the acquired Rave theatres, other theatre operating costs for the year ended December 31, 2012 increased to $204.9 million as compared to $197.8 million for the year ended December 31, 2011. The increase in our other theatre operating costs are primarily the result of increases in salaries and wages expense of $3.5 million due primarily to attendance increases and theatres acquired during 2012, theatre occupancy costs of $4.7 million due primarily to new build-to-suit theatres and theatres acquired during 2012, repair and maintenance costs of $0.7 million, and property taxes of $0.7 million due primarily to new build-to-suit theatres and theatres acquired during 2012.

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

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2012 increased 4.7% to $33.3 million as compared to $31.8 million for the year ended December 31, 2011 due to a combination of higher balances of property and equipment due to theatre openings and acquisitions and a reassessment of the useful lives of certain assets.

Net loss on sales of property and equipment. We recognized a loss of $1.0 million on the sales of property and equipment for the year ended December 31, 2012 as compared to a loss of $0.3 million for the year ended December 31, 2011. Our gains and losses primarily result from the disposition of underperforming and surplus property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2012 increased to $4.2 million compared to $3.5 million for the year ended December 31, 2011. For 2012, impairment charges related to fixed assets were primarily the result of (1) our plan to replace two owned theatres prior to the end of their useful lives, resulting in $2.3 million in impairment charges using valuation inputs as of the date of the impairment analysis; (2) deterioration in the full-year operating results of certain theatres resulting in $0.1 million in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1.8 million in impairment charges using valuation inputs as of the date of the impairment analysis.

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

Operating income. Operating income for the year ended December 31, 2012 was $54.4 million as compared to operating income of $35.0 million for the year ended December 31, 2011. Excluding the acquired Rave theatres, operating income for the year ended December 31, 2012 was $50.3 million. The increase in our operating income is primarily due to increases in box office attendance, average admissions per patron and average concessions and other sales per patron, along with the other factors described above.

Interest expense, net. Interest expense, net for the year ended December 31, 2012 increased to $36.0 million from $34.1 million for the year ended December 31, 2011. The increase is primarily related to an increase in the weighted average interest rate of our Senior Secured Notes compared to our term loan, partially offset by a decrease in the average debt outstanding.

Income tax.

	Year Ended December 31,
	2012	2011
Income from continuing operations	$13,375	$912

Federal tax expense, at statutory rates	4,681	318
State tax (benefit) expense, net of federal tax effects	(173)	237
Permanent non-dedecutible expenses	97	65
Increase in prior year tax	—	324
Tax effect of uncertain tax position	152	55
Impact of equity investment income at statutory tax rate	476	697
Employment credits	396	—
(Decrease) increase in valuation allowance	(86,533)	8,632

Total tax (benefit) expense from continuing operations	$(80,904)	$10,328

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date.

We recognized an income tax benefit of $80.9 million during the year ended December 31, 2012. This consisted primarily of a benefit of $86.5 million resulting from the release of our valuation allowance against our deferred tax assets. After reviewing all positive and negative evidence at December 31, 2012, we determined that it was more likely than not that our deferred tax asset balance would be recovered from future taxable income and reversed the valuation allowance on our deferred tax assets. We considered all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At December 31, 2012, we had generated cumulative pre-tax income for the most recent rolling three-year period. We believe that the improvement in operating results is primarily related to our focus on improving our circuit by modernizing existing theatres, closing underperforming theatres and through accretive acquisitions. We concluded that this record of cumulative profitability in recent years, our large amount of taxable income available in the carryback period, the acquisition of the Rave theatres in 2012, our trend of improving earnings and the timing of reversals of our deferred tax liabilities creating future taxable income outweigh any negative evidence identified. As a result, we reversed the valuation allowance on our deferred tax assets.

As of December 31, 2012 and 2011, the amount of unrecognized tax benefits related to continuing operations was $2.7 million.

Income (loss) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2012 and 2011, we closed eleven and seven theatres, respectively. Of those closures, in 2012 and 2011, we classified six and five theatres, respectively, as discontinued operations and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our continuing operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Income from discontinued operations for the year ended December 31, 2012 was $0.8 million, including gain on disposal of assets of $1.2 million, as compared to a loss of $0.1 million, including gain on disposal of assets of $0.2 million for the year ended December 31, 2011.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. Historically, we have been able to operate with a substantial working capital deficit because our operations are primarily conducted on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $81.6 million as of December 31, 2013 compared to a working capital surplus of $16.8 million at December 31, 2012. The working capital surplus at December 31, 2013 and 2012 resulted from proceeds of $88.0 million and $56.3 million received from our common stock offerings in July 2013 (overallotment issued in August 2013) and April 2012, respectively.

At December 31, 2013, we had available borrowing capacity of $25 million under our revolving credit facility and approximately $143.9 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving credit facility and approximately $68.5 million in cash and cash equivalents on hand at December 31, 2012. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $70.8 million for the year ended December 31, 2013 as compared to $52.4 million for the same period in 2012. Cash provided by operating activities was higher for the year ended December 31, 2013 due primarily to increased attendance resulting from acquired theatres, increases in admissions revenue per patron and concession and other revenues per patron and an increase in accounts payable as compared to the prior period, partially offset by an increase in interest paid of $15.6 million. The increase in cash interest paid is primarily due to an increase in the weighted average interest rate of our Senior Secured Notes compared to our prior term loan and interest associated with financing obligations assumed from theatres acquired during 2012 and 2013. Net cash used in investing activities was $79.0 million for the year ended December 31, 2013 as compared to $52.6 million for the same period in 2012. The increase in our net cash used in investing activities is primarily due to theatre acquisitions, an increase in purchases of property and equipment, and a decrease in proceeds from sales of property and equipment. Capital expenditures were $37.8 million for the year ended December 31, 2013 as compared to $35.1 million for the same period in 2012. For the year ended December 31, 2013, net cash provided by financing activities was $83.6 million as compared to net cash provided by financing activities of $55.1 million for the same period in 2012. The increase in our net cash provided by financing activities is primarily due to the proceeds of $88.0 million received from our common stock offering in the third quarter of 2013, partially offset by the incurrence of $8.6 million of debt issuance costs in 2012.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2013, we closed fourteen of our underperforming theatres and estimate closing approximately four theatres in 2014.

We plan to make approximately $40 million in capital expenditures for calendar year 2014. We opened five new build-to-suit theatres in 2013 and anticipate opening approximately seven new build-to-suit theatres in 2014. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience auditoriums during 2014. In addition, twelve of our auditoriums feature IMAX digital projection systems. In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of December 31, 2013, two of the ten IMAX theatre systems had been installed.

We actively seek ways to grow our circuit through acquisitions. On August 16, 2013, we completed our purchase of 3 theatres and 52 screens in 3 states from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc. for $10.5 million in cash and the assumption of lease-related financing obligations in the amount of $5.4 million. On November 19, 2013, we completed our acquisition of 9 entertainment complexes and 147 screens in 3 U.S. states from Muvico Entertainment, L.L.C. for $30.6 million, in cash and the assumption of lease-related financing obligations in the amount of $19.1 million.

No dividends were paid during fiscal years 2012 and 2013. Currently, we plan to allocate our capital primarily to fund capital projects, including new build-to-suit theatres and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

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

The Credit Agreement provides a $25.0 million senior secured revolving credit facility having a four year term, and includes a sub-facility for the issuance of letters of credit totaling up to $10.0 million. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect wholly owned domestic subsidiaries, and the obligations of us and our guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of our and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among us, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Agreement contains provisions to accommodate the incurrence of up to $150.0 million in future incremental borrowings. While the Credit Agreement does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Agreement describes how such debt (if provided by our existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. No amounts were borrowed under the Credit Facility for the year ended December 31, 2013.

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

As of December 31, 2013, none of our accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under our most restrictive covenants was approximately $186 million.

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

In the event of a bankruptcy or insolvency event of default, the Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable. As of December 31, 2013, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2014 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
7.375% Notes(1)	$—	$—	$—	$210.0	$210.0
Interest payments – 7.375% Notes(2)	15.5	31.0	31.0	7.7	85.2
Financing obligations, including interest	32.7	68.1	73.1	292.0	465.9
Capital lease obligations, including interest	6.3	12.6	12.7	20.6	52.2
Operating leases	67.2	122.0	97.1	330.2	616.5
Christie contract	0.2	0.3	—	—	0.5
FIN 48 liabilities(3)	—	—	—	—	—
Employment agreement with Chief Executive Officer	0.7	0.3	—	—	1.0

Total contractual cash obligations	$122.6	$234.3	$213.9	$860.5	$1,431.3

(1)	Includes only principal payments on the Senior Secured Notes.
(2)	The contractual obligations table includes scheduled interest payments on our 7.375% Notes. The table does not include any scheduled interest payments on our variable rate revolving Credit Facility. As of December 31, 2013, no amounts were drawn under our revolving Credit Facility. The interest rate for borrowing under our revolving credit facility is the London interbank offered rate (“LIBOR”) (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (as defined in the revolving credit facility) (subject to a 2.00% floor) plus a margin of 3.50%, as we may elect.
(3)	The contractual obligations table excludes the long-term portion of our FIN 48 liabilities of $2.8 million associated with unrecognized federal tax benefits because the timing of the related payments was not reasonably estimable as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

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

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $0.5 million, $1.3 million and $1.7 million in 2013, 2012 and 2011, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges, including discontinued operations, of $3.9 million, $4.3 million and $3.5 million, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the continued deterioration in the full-year operating results of theatres impaired in prior years, the decline in market value of previously closed theatres, the Company’s plan to replace two owned theatres prior to the end of their useful lives and the impact of competition in a market where we operate one theatre. At this time, the Company is not aware of any future impairment charges. However, events or circumstances could arise which may result in a theatre’s asset carrying value to not be recoverable.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. We regularly assess the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such positive and negative factors as our earnings history, expected future earnings, carryback and carryforward periods, IRC limitations, the availability of suitable motion pictures for exhibition in our markets, competition within the exhibition industry and tax strategies that could enhance the chances of a realization of a deferred tax asset. We believe that our future taxable income will primarily be generated from our continuing operations. When factors indicate that recovery is unlikely, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year that conclusion is made.

We experienced an “ownership change” within the meaning of Section 382(g) of the IRC during the fourth quarter of 2008. The ownership change, has and will continue to subject our pre-ownership change net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

As a result of the ownership change, we are limited to an approximate $1.7 million annual limitation on our ability to utilize our pre-change NOLs and recognized built-in losses. We determined that at the date of the ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of our assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), we do not expect to utilize any of our net operating carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if we dispose of assets with built-in losses at the date of the ownership change during the recognition period. The recognition period ended on October 31, 2013.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations. As of December 31, 2013 and 2012, the amount of unrecognized tax benefits related to continuing operations was $2.8 million and $2.7 million, respectively, all of which would affect our annual tax rate, if recognized. We believe that it is reasonably possible that our unrecognized tax benefit of approximately $2.6 million associated with our non-forfeitable ownership interest in SV Holdco, LLC may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

Impact of Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a

Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward except when (1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have an impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. Our Credit Facility, which was undrawn at December 31, 2013, is a floating rate debt instrument and, therefore, is subject to market risk related to changes in interest rates. Our debt is based on a structure that is priced over an index or LIBOR rate option. As of December 31, 2013, if our $25 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $0.3 million on an annual basis. Our Senior Secured Notes carry a fixed interest rate and are therefore not subject to market risk related to changes in interest rates.

We have 40 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $3.7 million over the remaining lives of these leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 4, 2014

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$143,867	$68,531
Restricted cash	352	293
Accounts receivable	8,513	6,555
Inventories	3,691	4,186
Deferred income tax asset (Note 9)	3,838	2,896
Prepaid expenses and other current assets	14,645	10,936

Total current assets	174,906	93,397

Property and equipment:
Land	53,982	51,876
Buildings and building improvements	340,959	335,738
Leasehold improvements	164,075	141,758
Assets under capital leases	49,670	44,970
Equipment	253,890	235,223
Construction in progress	7,201	5,185

Total property and equipment	869,777	814,750
Accumulated depreciation and amortization	(402,022)	(369,823)

Property and equipment, net of accumulated depreciation	467,755	444,927
Goodwill (Note 5)	74,377	44,577
Intangible assets, net of accumulated amortization	957	1,061
Investments in unconsolidated affiliates (Note 12)	7,073	7,682
Deferred income tax asset (Note 9)	100,043	100,012
Other	19,510	21,072

Total assets	$844,621	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$43,321	$32,141
Accrued expenses	42,579	40,049
Current maturities of capital leases and long-term financing obligations	6,870	4,422

Total current liabilities	92,770	76,612

Long-term liabilities:
Long-term debt	209,619	209,548
Capital leases and long-term financing obligations, less current maturities	238,763	220,725
Deferred revenue	31,827	32,984
Other	25,831	23,425

Total long-term liabilities	506,040	486,682

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 23,528,038 shares issued and 23,059,959 shares outstanding at December 31, 2013, and 18,244,179 shares issued and 17,786,949 shares outstanding at December 31, 2012	698	540
Treasury stock, 468,079 and 457,230 shares at cost at December 31, 2013 and 2012, respectively	(11,914)	(11,740)
Paid-in capital	440,306	349,666
Accumulated deficit	(183,279)	(189,032)

Total stockholders’ equity	245,811	149,434

Total liabilities and stockholders’ equity	$844,621	$712,728

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Admissions	$398,610	$339,593	$303,278
Concessions and other	236,225	194,320	168,750

Total operating revenues	634,835	533,913	472,028

Operating costs and expenses:
Film exhibition costs	220,260	184,108	163,846
Concession costs	29,052	23,020	19,480
Other theatre operating costs	250,436	208,957	197,752
General and administrative expenses	25,838	24,547	19,084
Lease termination charges (Note 19)	3,063	—	—
Severance agreement charges (Note 21)	253	473	845
Depreciation and amortization	42,378	33,273	31,790
Loss on sale of property and equipment	275	968	333
Write-off of note receivable	—	—	750
Impairment of long-lived assets	3,726	4,227	3,123

Total operating costs and expenses	575,281	479,573	437,003

Operating income	59,554	54,340	35,025
Interest expense	49,546	36,004	34,113
Loss on extinguishment of debt	—	4,961	—

Income before income tax and income from unconsolidated affiliates	10,008	13,375	912
Income tax expense (benefit) (Note 9)	6,104	(80,904)	10,328
Income from unconsolidated affiliates	1,643	1,204	1,797

Income (loss) from continuing operations	5,547	95,483	(7,619)
Income (loss) from discontinued operations (Note 13)	206	825	(91)

Net income (loss)	$5,753	$96,308	$(7,710)

Weighted average shares outstanding:
Basic	19,540	15,761	12,807
Diluted	20,051	16,086	12,807
Income (loss) per common share (Basic):
Income (loss) from continuing operations	$0.28	$6.06	$(0.59)
Income (loss) from discontinued operations	0.01	0.05	(0.01)

Net income (loss)	$0.29	$6.11	$(0.60)

Income (loss) per common share (Diluted):
Income (loss) from continuing operations	$0.28	$5.94	$(0.59)
Income (loss) from discontinued operations	0.01	0.05	(0.01)

Net income (loss)	$0.29	$5.99	$(0.60)

Dividends declared per share	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2011	13,332	400	(449)	(11,657)	288,986	(277,630)	$99
Stock issuance	88	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(7,710)	(7,710)
Purchase of treasury stock	—	—	(4)	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	2,012	—	2,012

Balance at December 31, 2011	13,420	401	(453)	(11,683)	290,997	(285,340)	(5,625)
Stock issuance	4,600	139	—	—	56,427	—	56,566
Net income	—	—	—	—	—	96,308	96,308
Purchase of treasury stock	—	—	(4)	(57)	—	—	(57)
Stock-based compensation	224	—	—	—	2,166	—	2,166
Net excess tax benefits from stock-based compensation	—	—	—	—	76		76

Balance at December 31, 2012	18,244	540	(457)	(11,740)	349,666	(189,032)	149,434
Stock issuance	5,175	155	—	—	87,885	—	88,040
Net income	—	—	—	—	—	5,753	5,753
Purchase of treasury stock	—	—	(11)	(174)	—	—	(174)
Stock options exercised	15	—	—	—	125	—	125
Stock-based compensation	94	3	—	—	2,527	—	2,530
Net excess tax benefits from stock-based compensation	—	—	—	—	103	—	103

Balance at December 31, 2013	23,528	$698	(468)	$(11,914)	$440,306	$(183,279)	$245,811

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,753	$96,308	$(7,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,536	33,482	32,365
Amortization of debt issuance costs	1,450	1,761	3,425
Impairment of long-lived assets	3,869	4,348	3,489
Loss on extinguishment of debt	—	4,961	—
Deferred income taxes	3,644	(88,490)	—
Stock-based compensation	2,527	2,166	2,012
(Loss) income from unconsolidated affiliates	(14)	257	(1,797)
Other	473	319	516
Write-off of note receivable	—	—	750
(Gain) loss on sale of property and equipment	(528)	(201)	102
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable and inventories	(781)	(1,939)	(1,501)
Screenvision receivable	—	—	30,000
Prepaid expenses and other assets	(2,455)	60	(476)
Accounts payable	12,969	(4,282)	6,638
Accrued expenses and other liabilities	878	3,195	1,648
Distributions from unconsolidated affiliates	468	440	426

Net cash provided by operating activities	70,789	52,385	69,887

Cash flows from investing activities:
Purchases of property and equipment	(37,812)	(35,059)	(19,282)
(Funding) release of restricted cash	(59)	38	4
Theatre acquisitions	(42,928)	(22,237)	(11,800)
Investment in unconsolidated affiliates	(20)	(55)	(718)
Proceeds from sale of property and equipment	1,804	4,741	2,186

Net cash used in investing activities	(79,015)	(52,572)	(29,610)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	—	5,000	5,000
Repayment of short-term borrowings	—	(5,000)	(5,000)
Issuance of long-term debt	—	209,500	—
Repayments of long-term debt	—	(200,229)	(37,234)
Repayments of capital lease and long-term financing obligations	(4,432)	(2,057)	(1,879)
Issuance of common stock	88,043	56,566	—
Proceeds from exercise of stock options	125
Purchase of treasury stock	(174)	(57)	(26)
Debt issuance costs	—	(8,621)	(588)

Net cash provided by (used in) financing activities	83,562	55,102	(39,727)

Increase in cash and cash equivalents	75,336	54,915	550
Cash and cash equivalents at beginning of year	68,531	13,616	13,066

Cash and cash equivalents at end of year	$143,867	$68,531	$13,616

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$47,647	$32,039	$30,036
Income taxes	$5,657	$7,453	$11,703
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$2,631	$3,268	$3,165
Consideration given for MNM acquisition	$—	$—	$1,570
Consideration given for Rave acquisition	$—	$1,173	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

AS OF DECEMBER 31, 2013 AND 2012, AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 252 theatres in 37 states. Of the Company’s 252 theatres, 237 show films on a first-run basis and 15 are discount theatres. The Company targets primarily small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.

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

Concentration of Risk

Prior to November 2013, the Company purchased substantially all of its concession and janitorial supplies, except for beverage supplies, from Showtime Concession Supply, Inc. (“Showtime Concession”). Beginning in November 2013, the Company began purchasing substantially all of its concession and janitorial supplies, except for beverage supplies, from Continental Concession Supplies, Inc. (“CCSI”). The Company is a significant customer of CSSI. If this relationship was disrupted, the Company could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to the Company.

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

The Company records proceeds from the sale of gift cards and other advanced sale certificates in current liabilities and recognizes admission and concessions revenue when a holder redeems a gift card or other advanced sale certificate. The Company recognized revenue from unredeemed gift cards and other advanced sale certificates upon the later of expiration of the cards or when redemption becomes unlikely. The Company’s conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognized related to unredeemed gift cards and other advanced sale certificates totaled $500, $1,319 and $1,718 in 2013, 2012 and 2011, respectively.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $5,174 and $5,082 at December 31, 2013 and 2012, respectively.

Restricted Cash

Certain balances due to third parties are classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts owed primarily for vendor rebates and amounts due from advertisers. We have determined that no allowance for doubtful accounts is required as of December 31, 2013 and 2012 based on historical experience that payment is received in full.

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

Included in buildings and building improvements are assets subject to financing leases with costs of $153,729 and $149,620 at December 31, 2013 and 2012, respectively, and accumulated depreciation of $36,003 and $32,351 at December 31, 2013 and 2012, respectively.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Asset retirement obligations are not material as of December 31, 2013 and 2012.

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”), goodwill is not amortized. The Company evaluates goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment. The Company is a single reporting unit. The carrying amount of goodwill at December 31, 2013 and 2012 was $74,377 and $44,577, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, the Company recorded impairment charges of $3,726, $4,227 and $3,123, respectively, that were primarily a result of competition in the market where the Company operates one theatre, deterioration in the full-year operating results of certain theatres, the result of continued deterioration of certain previously impaired theatres, the decline in market value of previously closed theatres and the Company’s plan to replace two owned theatres prior to the end of their useful lives.

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

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $2,674, $1,927 and $2,023 in 2013, 2012 and 2011, respectively.

Loyalty Program

Members of the Carmike Rewards program earn points for each dollar spent on admissions and concessions at our theatres and earn concession or ticket awards once designated point thresholds have been met. We believe that the value of the awards granted to our Carmike Rewards members is insignificant compared to the value of the transactions necessary to earn the award. The Company records the estimated incremental cost of providing the awards based on the points earned by the members. The Carmike Rewards program commenced on October 1, 2010 and the costs of awards earned for the years ended December 31, 2013, 2012 and 2011 are not significant to our consolidated financial statements.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward except when (1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have an impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

The Company recorded impairment charges from continuing operations of $3,726, $4,227, and $3,123, for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated aggregate fair value of the long-lived assets impaired during the years ended December 31, 2013 and 2012 was approximately $4,823 and $5,932, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements, and were derived primarily from discounting estimated future cash flows and appraisals of certain owned properties. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

	Year ended December 31,
	2013	2012	2011
Continuing Operations:
Theatre properties	$3,528	$3,702	$2,374
Equipment	198	525	749

Impairment of long-lived assets	$3,726	$4,227	$3,123

Discontinued Operations:
Theatre properties	$122	$103	$310
Equipment	21	19	56

Impairment of long-lived assets	$143	$122	$366

For 2013, impairment charges were primarily the result of (1) the impact of competition in a market where the Company operates one theatre, resulting in $2,758 in impairment charges using valuation inputs as of the date of the impairment analysis; (2) deterioration in the full-year operating results of certain theatres resulting in $361 in impairment charges using valuation inputs as of the date of the impairment analysis and (3) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $750 in impairment charges using valuation inputs as of the date of the impairment analysis.

For 2012, impairment charges were primarily the result of (1) the Company’s plan to replace two owned theatres prior to the end of their useful lives, resulting in $2,376 in impairment charges using valuation inputs as of the date of the impairment analysis; (2) deterioration in the full-year operating results of certain theatres resulting in $191 in impairment charges using valuation inputs as of the date of the impairment analysis; and (3) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $1,782 in impairment charges using valuation inputs as of the date of the impairment analysis.

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

NOTE 4—ACQUISITIONS

Muvico

On November 19, 2013, the Company completed its acquisition of 9 entertainment complexes and 147 screens in three U.S. states pursuant to the terms of the Membership Interest Purchase Agreement with Muvico Entertainment, L.L.C (“Muvico”). The acquisition supports the Company’s growth strategy. In consideration for the acquisition, the Company paid $30,608 in cash and the assumption of lease-related financing obligations of approximately $19,101. The purchase price was paid using cash on hand.

The following table summarizes the preliminary purchase price and purchase price allocation for Muvico based on the fair value of net assets acquired at the acquisition date.

Cash consideration paid less cash amounts received	$30,608
Leases and financing obligations assumed	19,101

Fair value of total consideration transferred	$49,709
Inventory	$541
Other current assets	385
Property and equipment	24,867
Deferred tax assets	3,441
Current liabilities	(2,068)
Other liabilities	(1,150)

Net assets acquired	26,016
Goodwill	23,693

Purchase price	$49,709

The total non-cash consideration representing liabilities assumed in the Muvico transaction was $22,319.

The purchase price allocation is preliminary and certain items are subject to change, including the fair value of property and equipment and working capital assets and liabilities.

The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $23,693 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is deductible for tax purposes over 15 years. As of December 31, 2013, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Muvico.

The results of Muvico’s operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net income of Muvico included in the Company’s operating results for the year ended December 31, 2013 from the acquisition date were $9,570 and $995, respectively. Acquisition costs related to professional fees incurred as a result of the Muvico acquisition, during the year ended December 31, 2013 were approximately $2,038 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2013 and 2012 assumes the Muvico acquisition occurred at the beginning of the fiscal year 2012, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Muvico to reflect the fair value adjustments to property and equipment and financing obligations. These fair values also represent Level 3 measures within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements.

	Pro Forma Year Ended December 31,
	2013	2012
Revenues	$699,826	$603,243
Operating income	$60,163	$58,882
Net income (loss)	$4,692	$97,595
Income (loss) per share:
Basic	$0.24	$6.19
Diluted	$0.23	$6.07

Cinemark

On August 16, 2013, the Company completed its acquisition of three theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc. for $10,500 in cash and the assumption of lease-related financing obligations in the amount of $5,431. The results of operations of those theatres were not significant to the Company’s consolidated financial statements of operations and accordingly, the Company has not provided pro forma financial information relating to this acquisition. Acquisition costs associated with this purchase were not material.

Rave

On November 15, 2012, the Company completed its acquisition of 16 entertainment complexes and 251 screens in seven U.S. states pursuant to the terms of the Membership Interest Purchase Agreement with Rave Reviews Cinemas, L.L.C (“Rave”) and Rave Reviews Holdings, LLC (“Acquisition Sub”) dated September 28, 2012. Prior to consummation of the acquisition, Rave transferred to the Acquisition Sub the Rave theatres and certain related assets and certain assumed liabilities, including the leases, related to the Theatres. The Company subsequently acquired all of the ownership interests of the Acquisition Sub. The acquisition supports the Company’s growth strategy. In consideration for the acquisition, the Company paid $22,213 in cash including $3,213 in working capital adjustments. The Company paid $1,349 of the working capital adjustment during the year ended December 31, 2013. In addition, the Company assumed approximately $110,243 of financing obligations, after accounting adjustments, to reflect the acquisition date fair value of such obligations. The purchase price was paid using cash on hand.

The following table summarizes the purchase price and purchase price allocation for Rave based on the fair value of net assets acquired at the acquisition date.

Cash	$19,000
Financing obligations assumed	110,243

Purchase price	129,243
Working capital adjustment	3,213

Total purchase price	$132,456

Accounts receivable	$514
Inventory	464
Other current assets	1,329
Property and equipment	94,523
Deferred tax assets	14,418
Current liabilities	(8,878)
Other liabilities	(6,580)

Net assets acquired	95,790
Goodwill	36,666

Purchase Price	$132,456

The total non-cash consideration representing liabilities assumed in the Rave transaction was $125,701.

The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $36,666 is attributable primarily to expected synergies of achieving cost reductions, eliminating redundant administrative functions and the excess of fair value of financing obligations over the related financing obligation assets. The goodwill is deductible for tax purposes over 15 years. As of December 31, 2013, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Rave.

The results of Rave’s operations have been included in the consolidated financial statements since the date of acquisition. Rave contributed revenue of $88,393 and $13,831 and net income of $155 and $525 for the years ended December 31, 2013 and 2012, respectively. Acquisition costs related to professional fees incurred, primarily as a result of the Rave acquisition, were approximately $4,094 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2012.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2012 and 2011 assumes the Rave acquisition occurred at the beginning of the fiscal year 2011, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Rave to reflect the fair value adjustments to property and equipment, financing obligations. These fair values also represent Level 3 measures within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements.

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

The following is a summary of the final allocation of the aggregate purchase price to the estimated fair value of the MNM Theatres’ assets acquired and liabilities assumed at the date of acquisition. These fair values also represent Level 3 measures. No changes have been made to the purchase price allocation reported for the year ending December 31, 2011.

Current assets	$88
Building, leasehold improvements and equipment	2,015
Goodwill	8,087
Other intangible assets	630

Total purchase price	$10,820

The consolidated financial statements include the assets and operating results for the period from the acquisition date. MNM contributed revenue of $12,525, $11,764 and $2,205 and net income of $2,232, $2,176 and $291 for the years ended December 31, 2013, 2012 and 2011, respectively.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2012 and 2011 assumes the MNM Theatres acquisition occurred at the beginning of the fiscal year 2011, and reflects the full results of operations for the years presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

	Pro Forma Year Ended December 31,
	2011	2010
Revenues	$491,548	$500,142
Operating income	$37,341	$26,501
Net income (loss)	$(5,677)	$(10,354)
Income (loss) per share:
Basic	$(0.44)	$(0.81)
Diluted	$(0.44)	$(0.81)

NOTE 5—GOODWILL AND OTHER INTANGIBLES

At December 31, 2013 and 2012, intangible assets consisted of the following:

	December 31,
	2013	2012
Goodwill	$74,377	$44,577

Other intangible assets:
Lease related intangibles	$1,345	$1,345
Non-compete agreements	30	30
Trade names	750	750

Gross carrying value of intangible assets subject to amortization	2,125	2,125
Less accumulated amortization	(1,168)	(1,064)

Net carrying value	$957	$1,061

The following table discloses the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012:

	2013
	December 31, 2012	Additions	Impairments	December 31, 2013
Goodwill, gross	$82,817	$29,800	$—	$112,617
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$44,577	$29,800	$—	$74,377

	2012
	December 31, 2011	Additions	Impairments	December 31, 2012
Goodwill, gross	$46,327	$36,490	$—	$82,817
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$8,087	$36,490	$—	$44,577

Amortization of other intangible assets was $104, $108, and $73, for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization expense of intangible assets for fiscal years 2014 through 2018 and thereafter is estimated to be approximately $101, $101, $94, $92, $84 and $485, respectively, with a remaining weighted average useful life of 6 years.

NOTE 6—OTHER ASSETS

At December 31, 2013 and 2012, other assets are as follows:

	December 31,
	2013	2012
Prepaid rent	$2,807	$3,194
Debt issuance costs, net of amortization	6,322	7,701
Deposits and insurance binders	4,860	4,115
Other	5,521	6,062

	$19,510	$21,072

NOTE 7—DEBT

Debt consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(381)	(452)

Total debt	209,619	209,548
Current maturities	—	—

	$209,619	$209,548

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at December 31, 2013.

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

As of December 31, 2013, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $186,000.

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

As of December 31, 2013, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

Debt Maturities

At December 31, 2013 the Company’s future maturities of long-term debt obligations are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	210,000	$210,000

The fair value of the Senior Secured Notes at December 31, 2013 and 2012 are Level 2 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements and is estimated based on quoted market prices as follows:

	Year ended December 31,
	2013	2012
Carrying amount, net	$210,000	$210,000
Fair value	$228,375	$226,800

NOTE 8—ACCRUED EXPENSES

At December 31, 2013 and 2012, accrued expenses consisted of the following:

	December 31,
	2013	2012
Deferred revenues—Other	$14,116	$10,002
Deferred revenues—Screenvision	1,157	1,157
Accrued rents	4,096	4,933
Property taxes	5,364	8,385
Accrued interest	1,979	1,979
Accrued salaries	5,348	6,475
Sales taxes	5,135	2,465
Other accruals	5,384	4,653

	$42,579	$40,049

NOTE 9—INCOME TAXES

Income tax expense (benefit) from continuing operations is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$1,681	$6,394	$9,348
State	773	1,189	980
Deferred:
Federal	1,702	(70,873)	—
State	1,948	(17,614)	—

Total income tax expense (benefit)	$6,104	$(80,904)	$10,328

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year Ended December 31,
	2013	2012	2011
Pre-tax income from continuing operations	$10,008	$13,375	$912

Federal tax expense, at statutory rates	3,503	4,681	318
State tax expense (benefit), net of federal tax effects	1,748	(173)	237
Permanent non-deductible expenses	241	97	65
Tax effect of uncertain tax position	86	152	55
Impact of equity investment income at statutory tax rate	575	476	697
Increases in prior year tax	—	—	324
Reduction in gross deferred tax assets due to IRC Section 382 limitations	227	396	—
Employment credits	(276)	—	—
(Decrease) increase in valuation allowance	—	(86,533)	8,632

Total tax expense (benefit) from continuing operations	$6,104	$(80,904)	$10,328

The Company’s effective tax rate was 52.4%, (554.9)% and 381.2% for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s tax rate was different from the statutory tax rate primarily due to state income taxes, permanent tax items, changes in uncertain tax positions and the effect on our deferred tax asset due to a change in state tax rates. The change in state income taxes is primarily due to changes in the concentration of states where the Company operates due to recently acquired theatres. Prior to 2012, the Company’s effective tax rate has generally has been significantly impacted by the effect of a full valuation allowance against its deferred tax assets.

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2013	2012
Net operating loss carryforwards	$14,926	$14,694
Alternative minimum tax credit carryforwards	779	779
Tax basis of goodwill and intangible property over book	1,488	1,608
Tax basis of property, equipment and other assets over book basis	62,663	61,810
Deferred income	10,295	10,418
Compensation and other accruals	2,682	2,938
Deferred rent	5,594	5,585
Equity-based compensation	2,645	2,613
Basis difference in investee	2,809	2,463

Total deferred tax asset	$103,881	$102,908

The balance sheet presentation of the Company’s deferred income taxes is as follows:

	December 31,
	2013	2012
Current deferred tax assets	$4,412	$3,187
Current deferred tax liabilities	(574)	(291)

Net current deferred tax assets	3,838	2,896

Non-current deferred tax assets	$100,279	$100,200
Non-current deferred tax liabilities	(236)	(188)

Net non-current deferred tax assets	100,043	100,012

Net deferred tax assets	$103,881	$102,908

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

As a result of the ownership change, the Company is limited to an approximate $1.7 million annual limitation on its ability to utilize its pre-change NOLs and recognized built-in losses. The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. The recognition period ended on October 31, 2013.

Ownership changes were also deemed to have occurred during the second quarter of 2012 and third quarter of 2013. The Company does not believe these changes will further limit its ability to utilize its net operating loss carryforwards or certain other deductions.

As discussed in Note 4–Acquisitions, the Company recorded a deferred tax asset of $3,441 in the acquisition of Muvico.

At December 31, 2013, the Company had federal and state net operating loss carryforwards of $34,397 and $70,913, respectively, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward of approximately $779 has an indefinite carryforward life but is subject to the IRC Section 382 limitation.

Valuation Allowance

At December 31, 2013 and December 31, 2012, the Company’s net deferred tax assets, net of IRC Section 382 limitations, were $103,881 and $102,908, respectively, before the effects of any valuation allowance. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

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

The Company has assessed all positive and negative evidence at December 31, 2103 to determine whether it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. This assessment considered, among other items, the Company’s profitability in recent years, including cumulative pre-tax income for the rolling three-year period, the acquisitions of Rave and Muvico in 2012 and 2013, respectively, the Company’s trend of improving earnings and the timing of the reversals of the Company’s deferred tax liabilities creating future taxable income. The Company believes that these factors outweigh any negative evidence identified and has not recorded a valuation allowance against its deferred tax assets.

Income Tax Uncertainties

The benefits of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.

As of December 31, 2013 and 2012, the amount of unrecognized tax benefits related to continuing operations was $2,764 and $2,678 respectively, all of which would affect the Company’s annual effective tax rate, if recognized. The unrecognized tax benefit is primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (See Note 11- Screenvision Transaction). The Company recognizes a tax basis for these units that is lower than the carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position. The Company believes that it is reasonably possible that its unrecognized tax benefit of approximately $2,560 associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

A reconciliation of the beginning and ending uncertain tax positions is as follows:

Gross unrecognized tax benefits at January 1, 2012	$2,526
Increases in tax positions for prior years	152
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2012	2,678
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	132
Settlements	—
Lapse in statute of limitations	(47)

Gross unrecognized tax benefits at December 31, 2013	$2,763

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1999.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in interest expense and general and administrative expenses, respectively, in the Company’s consolidated statements of operations. Amounts accrued for interest and penalties as of December 31, 2013 and 2012 are not significant to the consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY

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

On April 11, 2012, the Company issued 4.0 million shares of its common stock, at a price to the public of $13.00 per share through a registered public offering. The Company granted the underwriters an option to purchase up to an additional 600,000 shares of the Company’s common stock to cover over-allotments, if any, which the underwriters could exercise within 30 days of the date of the final prospectus. The underwriters purchased the additional 600,000 shares of common stock on April 11, 2012. The offering was made pursuant to the Company’s effective shelf registration statement previously filed with the SEC. The net proceeds from the transaction were approximately $56,300. The funds received from the issuance of the shares will be used for general corporate purposes, including working capital, repayment of debt, possible acquisitions and other capital expenditures.

In March 2004, the Board of Directors adopted the 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2013, there were 1,173,664 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

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

The Company also issues restricted stock awards to certain key employees. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee. In addition, the Company issues performance-based awards which are dependent on the achievement of EBITDA targets and vest over a three-year period. As of December 31, 2013, the Company had 361,149 shares of performance-based awards outstanding, of which 230,750 have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest.

The Company’s total stock-based compensation expense was $2,527, $2,166 and $2,012 in 2013, 2012 and 2011, respectively. Included in stock based compensation expense for the year ended December 31, 2012, is $115 related to the accelerated vesting of stock-based awards to the Company’s former Vice President-General Manager Theatre Operations. Included in stock-based compensation expense for the year ended December 31, 2011, is $222 related to the accelerated vesting of stock-based awards to our former Senior Vice President-General Counsel and Secretary (see Note 21—Severance Agreement). Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of December 31, 2013, the Company had approximately $4,116 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. Such stock options vest equally over a three-year period, except for options granted to members of the Board of Directors that vest immediately upon issuance. The stock options expire 10 years after the grant date.

No options were granted during 2013 and 2012. The following table sets forth information about the weighted-average fair value of options granted, and the weighted-average assumptions for such options granted, during 2011:

2011
Weighted average fair value of options on grant date	$4.87
Expected life (years)	6.0
Risk-free interest rate	2.3%
Expected dividend yield	—%
Expected volatility	76.2%

The Company’s stock-based compensation expense is recorded based on an estimated forfeiture rate of 5%.

The following table sets forth the summary of option activity for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	747,500	$12.32	5.92
Granted	—	$—	—	$—
Exercised	(15,000)	$8.38		232
Expired	(125,000)	$29.52
Forfeited	—	$—

Outstanding at December 31, 2013	607,500	$8.88	6.04	$11,567

Exercisable on December 31, 2013	556,662	$9.03	5.93	$10,520

Expected to vest at December 31, 2013	50,235	$7.23	7.23	$1,035

The fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $588, $1,239, and $1,213, respectively. The intrinsic value of the options exercised during the years ended December 31, 2013 and 2012 was $232 and $245, respectively. Cash received from options exercised for the years ended December 31, 2013 and 2012 was $126 and $305, respectively. The cash tax benefits realized from stock awards exercised for December 31, 2013 and 2012 were $88 and $93, respectively. No options were exercised in 2011.

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2013:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	458,981	$10.85	248,804	$8.43	131,333	$10.58
Granted	215,800	$15.77	288,648	$12.18	165,638	$7.22
Vested	(97,928)	$11.78	(72,471)	$7.81	(43,167)	$10.47
Forfeited	(3,500)	$15.66	(6,000)	$10.91	(5,000)	$7.34

Nonvested at end of year	573,353	$12.51	458,981	$10.85	248,804	$8.43

The total fair value for restricted share awards that vested during 2013, 2012 and 2011 was $1,617, $990 and $296, respectively.

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

As of December 31, 2013, Carmike held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2013, the carrying value of Carmike’s ownership interest in Screenvision is $6,188 and is included in Investments in Unconsolidated Affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

Carmike’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give Carmike an interest in the other members’ initial or subsequent capital contributions. As a profits interest, Carmike’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to Carmike’s Class C membership units equaled $88,000 as of December 31, 2013.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco, LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. Carmike’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2013 and 2012.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in its consolidated statement of operations amounts related to Screenvision of approximately $10,214, $9,259 and $9,550 for the years ended

December 31, 2013, 2012 and 2011, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled approximately $1,804, $1,634 and $1,685 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $2,375 and $2,030 at December 31, 2013 and 2012, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the years ended December 31, 2013 and 2012 are as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2012	$7,514
Equity loss of SV Holdco	(774)

Balance at December 31, 2012	$6,740

Balance at January 1, 2013	$6,740
Equity loss of SV Holdco	(552)

Balance at December 31, 2013	$6,188

Deferred revenue	SV Holdco
Balance at January 1, 2012	$35,162
Amortization of up-front payment	(947)
Theatre acquisition bonus- MNM Theatres	134
Amortization of Class C units	(208)

Balance at December 31, 2012	$34,141

Balance at January 1, 2013	$34,141
Amortization of up-front payment	(946)
Amortization of Class C units	(211)

Balance at December 31, 2013	$32,984

NOTE 12—INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 11—Screenvision Transaction and interests in other joint ventures.

Combined financial information of the unconsolidated affiliates companies accounted for by the equity method is as follows:

	December 31,
	2013	2012
Assets:
Current assets	$58,852	$57,492
Noncurrent assets	142,986	161,280

Total assets	$201,838	$218,772

Liabilties:
Current liabilities	$46,105	$44,366
Noncurrent liabilities	74,695	86,658

Total liabilities	$120,800	$131,024

	Year Ended
	2013	2012	2011
Results of operations:
Revenue	$162,432	$146,972	$168,893
Net loss	$(2,900)	$(5,693)	$(1,102)

A summary of activity in income from unconsolidated affiliates is as follows:

	Year Ended December 31,
Income from unconsolidated affiliates	2013	2012	2011
(Loss) income from unconsolidated affiliates	$(161)	$(430)	$112
Elimination of intercompany revenue	1,804	1,634	1,685

Income from unconsolidated affiliates	$1,643	$1,204	$1,797

NOTE 13—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2013, 2012 and 2011, the Company closed fourteen, eleven and seven theatres, respectively. Of those closures, in 2013, 2012 and 2011, the Company classified six, six, and five theatres, respectively, as discontinued operations.

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

The following table sets forth the summary of activity for discontinued operations for the years ended December 31, 2013, 2012, and 2011:

	For the year ended December 31,
	2013	2012	2011
Revenue from discontinued operations	$3,151	$7,895	$10,677

Operating (loss) income before income taxes	$(460)	$22	$(366)
Income tax benefit (expense) for discontinued operations	184	(7)	122
Gain on disposal, before taxes	803	1,168	231
Income tax expense on disposal	(321)	(358)	(77)

Income (loss) from discontinued operations	$206	$825	$(90)

NOTE 14—BENEFIT PLANS

Prior to January 1, 2013, the Company maintained a funded non-qualified deferred compensation program for its senior executives pursuant to which it paid additional compensation equal to 10% of the senior executive’s annual cash compensation. The Company directed this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. Prior to January 1, 2012, the Company paid certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that were determined at management’s discretion. No contributions were made into this program for the year ended December 31, 2013.

On October 1, 2013, the Company established company-owned life insurance policies (“COLI”) for its senior executives pursuant to which it pays additional cash compensation equal to 10% of the senior executive’s annual cash compensation. The Company’s variable life COLI policies are intended to be a long-term funding source for deferred compensation and supplemental retirement plan obligations. The Company’s COLI investments are recorded at their cash surrender value and as of December 31, 2013 were $43. The Company recognized deferred compensation expense of $43 for the year ended December 31, 2013 related to COLI. COLI income related to the Company’s investments is included in general and administrative expenses in the consolidated statements of operations and was not significant for the year ended December 31, 2013.

In 2012, the Company began sponsoring a defined contribution retirement plan for its eligible employees (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan at the beginning of the fiscal quarter following the completion of one year of service. The Company’s matching contribution varies based on how much compensation the employee elects to contribute up to a maximum of 5% of eligible compensation. The Company’s matching contribution is invested identically to employee contributions and vests immediately in the participant accounts. Aggregate contributions to all such plans in cash amounted to $583, $643 and $530 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2013, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2014	$67,153	$6,335	$32,714
2015	63,001	6,366	34,327
2016	59,023	6,241	33,756
2017	51,359	6,538	35,803
2018	45,699	6,141	37,255
Thereafter	330,181	20,595	291,960

Total minimum lease payments	$616,416	52,216	465,815

Less amounts representing interest ranging from 3.6% to 19.6%		(24,000)	(248,398)

Present value of future minimum lease payments		28,216	217,417
Less current maturities		(2,218)	(4,652)

Long-term obligations		$25,998	$212,765

Rent expense on operating leases was $60,479, $50,908 and $46,411 for 2013, 2012 and 2011, respectively. Included in such amounts are approximately $2,201, $1,789 and $1,426 in contingent rental expense for 2013, 2012 and 2011, respectively. Interest expense includes $1,610, $1,560 and $1,205 for 2013, 2012 and 2011, respectively, related to contingent rent on capital leases and financing obligations.

Self Insurance—General Liability and Workers Compensation Insurance

The Company maintains a deductible of $150 per claim on its general liability insurance policy and a deductible of $300 per claim on its workers compensation insurance policy. The Company uses historical data and actuarial estimates to estimate the cost of claims incurred that are not covered by the insurance policies as of the balance sheet date. The Company has accrued $2,160 and $1,911 at December 31, 2013 and 2012, respectively, for such claims. These costs are included in other theatre operating costs in the consolidated statements of operations.

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

NOTE 17—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. As a result of the Company’s net losses for the year ended December 31, 2011, all common stock equivalents aggregating 1,189 were excluded from the calculation of diluted loss per share for that year given their anti-dilutive effect. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period.

	Year ended December 31,
	2013	2012	2011
Weighted average shares outstanding	19,794	16,012	12,956
Less: restricted stock issued	(254)	(251)	(149)

Basic divisor	19,540	15,761	12,807
Dilutive shares:
Restricted stock awards	239	138	—
Stock options	272	187	—

Diluted divisor	20,051	16,086	12,807

Net income (loss)	$5,753	$96,308	$(7,710)

Net income (loss) per share:
Basic	$0.29	$6.11	$(0.60)

Diluted	$0.29	$5.99	$(0.60)

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2013 and 2012. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly income (loss) per share may not agree to the total for the year.

	1st Quarter (1)(4)	2nd Quarter (1)	3rd Quarter (1)(2)	4th Quarter (1)	Total
Year ended December 31, 2013
Total revenues from continuing operations	$129,283	$169,525	$164,179	$171,848	$634,835
Operating income from continuing operations	3,417	23,409	13,503	19,225	59,554
Net (loss) income	$(5,783)	$6,677	$1,009	$3,850	$5,753
Net (loss) income per common share:
Basic	$(0.33)	$0.38	$0.05	$0.17	$0.29
Diluted	$(0.33)	$0.37	$0.05	$0.16	$0.29

	1st Quarter (1)	2nd Quarter (1)(3)	3rd Quarter (1)(2)	4th Quarter (1)(2)(5)	Total
Year ended December 31, 2012
Total revenues from continuing operations	$128,785	$134,241	$125,488	$145,399	$533,913
Operating income from continuing operations	14,450	15,932	7,235	16,723	54,340
Net income	$3,232	$1,198	$233	$91,645	$96,308
Net income per common share:
Basic	$0.25	$0.07	$0.01	$5.31	$6.11
Diluted	$0.25	$0.07	$0.01	$5.20	$5.99

(1)	In connection with reporting for discontinued operations, the Company has reclassified the quarterly results.
(2)	In connection with the asset impairment valuations, the Company recognized additional impairment charges attributable to underperforming assets in the third quarter of 2013 of $2,974, and the third and fourth quarter of 2012 of $1,930 and $882, respectively.
(3)	In connection with the separation agreement with the former Vice President-General Manager Theatre Operations, the Company recognized charges in the second quarter of 2012 of $493.
(4)	In connection with the closure of an underperforming theatre prior to the end of its lease term and the early termination of a lease agreement for a new build-to-suit theatre, the Company recognized lease termination charges of $3,063 in the first quarter of 2013.
(5)	In connection with the release of the valuation allowance on the Company’s deferred tax assets, the Company recognized an income tax benefit of $80,790 in the fourth quarter of 2012.

NOTE 19—LEASE TERMINATION CHARGES

For the year ended December 31, 2013, the Company has recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately six years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2013, the liability was $2,150. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 during the year ended December 31, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 20—RELATED PARTY TRANSACTION

In August 2010, the Company entered into a management agreement with Bigfoot Ventures, Ltd. (“Bigfoot”), the holder of approximately 14% of the Company’s common stock, pursuant to which the Company provides management services for a theatre owned by Bigfoot in Westwood, California. The agreement had an initial term of one year, and could be extended upon the written consent of both parties. Bigfoot paid the

Company an initial fee of $25 and was required to pay an amount equal to the greater of $5 per month or 8% of the theatre’s gross revenues, during the initial term. Revenue recognized in 2011 related to this agreement is not significant to the consolidated statement of operations. On October 4, 2011, the Company terminated its management agreement with Bigfoot Theatres.

NOTE 21—SEVERANCE AGREEMENT CHARGES

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

NOTE 22—GUARANTOR SUBSIDIARIES

In June 2012, the Company issued in a registered exchange offer $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. The Senior Secured Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries (the “Guarantor Subsidiaries”): Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc., Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC, Carmike Motion Pictures Houston, LLC and Seth Childs 12 of Kansas L.L.C.

Subsequent to the issuance of the December 31, 2012 consolidated financial statements, the Company determined it needed to revise its presentation with respect to the supplemental financial information included in this footnote. The revised presentation corrects errors identified in the allocation of interest expense, and the resulting income tax expense, between the Company and its Guarantor Subsidiaries on the consolidating statement of operations, as well as the impact of these revisions on the consolidating balance sheets and statements of cash flows. The Company had previously allocated interest expense between the Company and its Guarantor Subsidiaries while the related debt obligation was recognized only by the Company. These revisions relate solely to transactions between the Company and its subsidiaries and only impact the financial statements presented in this footnote. They do not affect the Company’s consolidated financial statements.

In the Company’s consolidating balance sheets, the Company determined that it should make adjustments to (A) intercompany receivables/payables, investments in subsidiaries and equity accounts to reflect amounts owed between the Company and its Guarantor Subsidiaries as a result of the change in interest expense allocated to the Company and its Guarantor Subsidiaries. In addition, the Company adjusted (B) accrued expenses and equity accounts for the resulting change in the allocation of income taxes to the Company and its Guarantor Subsidiaries. The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating balance sheets as of December 31, 2012:

Parent Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Intercompany receivables	$92,801	$(17,420)	A	$75,381
Investments in subsidiaries	$157,522	$8,878	A,B	$166,400
Total assets	$464,351	$(8,542)		$455,809
Accrued expenses	$14,601	$(8,542)	B	$6,059
Total current liabilities	$39,114	$(8,542)		$30,572
Intercompany liabilities	$—	$—		$—
Total long-term liabilities	$275,803	$—		$275,803
Accumulated deficit	$(189,032)	$—		$(189,032)
Total stockholders’ equity	$149,434	$—		$149,434
Total liabilities and stockholders’ equity	$464,351	$(8,542)		$455,809

Guarantor Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Intercompany receivables	$—	$—		$—
Investments in subsidiaries	$126	$(126)	A,B	$—
Total assets	$503,760	$(126)		$503,634
Accrued expenses	$25,755	$8,542	B	$34,297
Total current liabilities	$42,432	$8,542		$50,974
Intercompany liabilities	$92,801	$(17,420)	A	$75,381
Total long-term liabilities	$303,680	$(17,420)		$286,260
Accumulated deficit	$(102,190)	$8,752		$(93,438)
Total stockholders’ equity	$157,648	$8,752		$166,400
Total liabilities and stockholders’ equity	$503,760	$(126)		$503,634

Eliminations Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Intercompany receivables	$(92,801)	$17,420	A	$(75,381)
Investments in subsidiaries	$(157,648)	$(8,752)	A,B	$(166,400)
Total assets	$(255,383)	$8,668		$(246,715)
Accrued expenses	$(307)	$—	B	$(307)
Total current liabilities	$(4,934)	$—		$(4,934)
Intercompany liabilities	$(92,801)	$17,420	A	$(75,381)
Total long-term liabilities	$(92,801)	$17,420		$(75,381)
Accumulated deficit	$102,190	$(8,752)		$93,438
Total stockholders’ equity	$(157,648)	$(8,752)		$(166,400)
Total liabilities and stockholders’ equity	$(255,383)	$8,668		$(246,715)

The Company’s consolidating statements of operations are being revised in order to allocate the portion of (C) interest expense, and the related income tax expense, between the Company and its Guarantor Subsidiaries.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of operations for each of the years ended December 31, 2012 and 2011:

Parent Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Interest Expense	$3,465	$17,420	C	$20,885
Equity in earnings of subsidiaries	$(52,500)	$(8,878)		$(61,378)
Income before income tax and income from unconsolidated affiliates	$52,761	$(8,450)		$44,311
Income Tax Benefit	$(42,809)	$(8,597)	C	$(51,406)
Income from continuing operations	$96,430	$147		$96,577
Net income	$96,308	$—		$96,308

Guarantor Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Interest Expense	$32,539	$(17,420)	C	$15,119
Equity in earnings of subsidiaries	$(126)	$126		$—
Income before income tax and income from unconsolidated affiliates	$13,612	$16,830		$30,442
Income Tax Benefit	$(37,981)	$8,483	C	$(29,498)
Income from continuing operations	$51,937	$8,347		$60,284
Net income	$52,626	$8,752		$61,378

Eliminations Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Interest Expense	$—	$—		$—
Equity in earnings of subsidiaries	$52,626	$8,752		$61,378
Income before income tax and income from unconsolidated affiliates	$(52,626)	$(8,752)		$(61,378)
Income Tax Benefit	$—	$—		$—
Income from continuing operations	$(52,626)	$(8,752)		$(61,378)
Net income	$(52,626)	$(8,752)		$(61,378)

Parent Column as of December 31, 2011	As Previously Reported	Adjustments		As Revised
(in thousands)
Interest Expense	$10,714	$10,330	C	$21,044
Equity in earnings of subsidiaries	$(3,541)	$(4,067)		$(7,608)
Income before income tax and income from unconsolidated affiliates	$912	$(6,048)		$(5,136)
Income Tax Expense	$10,444	$(6,531)	C	$3,913
Income from continuing operations	$(8,054)	$483		$(7,571)
Net income	$(7,710)	$—		$(7,710)

Guarantor Column as of December 31, 2011	As Previously Reported	Adjustments		As Revised
(in thousands)
Interest Expense	$23,399	$(10,330)	C	$13,069
Equity in earnings of subsidiaries	$—	$—		$—
Income before income tax and income from unconsolidated affiliates	$3,984	$9,672		$13,656
Income Tax Expense	$35	$6,380	C	$6,415
Income from continuing operations	$4,268	$3,292		$7,560
Net income	$3,541	$4,067		$7,608

Eliminations Column as of December 31, 2011	As Previously Reported	Adjustments		As Revised
(in thousands)
Interest Expense	$—	$—		$—
Equity in earnings of subsidiaries	$3,541	$4,067		$7,608
Income before income tax and income from unconsolidated affiliates	$(3,541)	$(4,067)		$(7,608)
Income Tax Expense	$—	$—		$—
Income from continuing operations	$(3,541)	$(4,067)		$(7,608)
Net income	$(3,541)	$(4,067)		$(7,608)

The Company has determined that in its consolidating statements of cash flows, it needed to adjust for (D) the change in intercompany accounts due to the revised allocation of interest expense to the Company and its Guarantor Subsidiaries and (E) the classification of the net intercompany funding activity of the Company, which was previously included as an element of cash flows from financing activities.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of cash flows for each of the years ended December 31, 2012 and 2011:

Parent Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Net cash provided by operating activities	$(29,334)	$(17,461)		$(46,795)
Cash flows from investing activities: Intercompany	$—	$47,690	D,E	$47,690
Net cash used in investing activities	$(12,236)	$47,690		$35,454
Cash flows from financing activities: Intercompany	$30,229	$(30,229)	D,E	$—
Net cash used in financing activities	$87,040	$(30,229)		$56,811

Guarantor Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Net cash provided by operating activities	$81,719	$17,461		$99,180
Cash flows from investing activities: Intercompany	$—	$—		$—
Net cash used in investing activities	$(40,336)	$—		$(40,336)
Cash flows from financing activities: Intercompany	$(30,229)	$(17,461)	D,E	$(47,690)
Net cash used in financing activities	$(31,938)	$(17,461)		$(49,399)

Eliminations Column as of December 31, 2012	As Previously Reported	Adjustments		As Revised
(in thousands)
Net cash provided by operating activities	$—	$—		$—
Cash flows from investing activities: Intercompany	$—	$(47,690)	D,E	$(47,690)
Net cash used in investing activities	$—	$(47,690)		$(47,690)
Cash flows from financing activities: Intercompany	$—	$47,690	D,E	$47,690
Net cash used in financing activities	$—	$47,690		$47,690

Parent Column as of December 31, 2011	As Previously Reported	Adjustments		As Revised
(in thousands)
Net cash provided by operating activities	$32,637	$(10,330)		$22,307
Cash flows from investing activities: Intercompany	$—	$20,461	D,E	$20,461
Net cash used in investing activities	$(4,463)	$20,461		$15,998
Cash flows from financing activities: Intercompany	$10,131	$(10,131)	D,E	$—
Net cash used in financing activities	$(27,969)	$(10,131)		$(38,100)

Guarantor Column as of December 31, 2011	As Previously Reported	Adjustments		As Revised
(in thousands)
Net cash provided by operating activities	$37,250	$10,330		$47,580
Cash flows from investing activities: Intercompany	$—	$—		$—
Net cash used in investing activities	$(25,147)	$—		$(25,147)
Cash flows from financing activities: Intercompany	$(10,131)	$(10,330)	D,E	$(20,461)
Net cash used in financing activities	$(11,758)	$(10,330)		$(22,088)

Eliminations Column as of December 31, 2011	As Previously Reported	Adjustments		As Revised
(in thousands)
Net cash provided by operating activities	$—	$—		$—
Cash flows from investing activities: Intercompany	$—	$(20,461)	D,E	$(20,461)
Net cash used in investing activities	$—	$(20,461)		$(20,461)
Cash flows from financing activities: Intercompany	$—	$20,461	D,E	$20,461
Net cash used in financing activities	$—	$20,461		$20,461

The Company is providing the following condensed consolidating financial statement information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$99,153	$44,714	$—	$143,867
Restricted cash	352	—	—	352
Accounts receivable	7,282	9,138	(7,907)	8,513
Inventories	766	2,925	—	3,691
Deferred income tax asset	4,162	—	(324)	3,838
Prepaid expenses and other current assets	9,071	9,314	(3,740)	14,645

Total current assets	120,786	66,091	(11,971)	174,906

Property and equipment:
Land	12,080	41,902	—	53,982
Buildings and building improvements	48,104	292,855	—	340,959
Leasehold improvements	22,040	142,035	—	164,075
Assets under capital leases	8,675	40,995	—	49,670
Equipment	70,045	183,845	—	253,890
Construction in progress	3,613	3,588	—	7,201

Total property and equipment	164,557	705,220	—	869,777
Accumulated depreciation and amortization	(84,861)	(317,161)	—	(402,022)

Property and equipment, net of accumulated depreciation	79,696	388,059	—	467,755
Intercompany receivables	112,209	—	(112,209)	—
Investments in subsidiaries	175,042	—	(175,042)	—
Goodwill	6,912	67,465	—	74,377
Intangible assets, net of accumulated amortization	—	957	—	957
Investments in unconsolidated affiliates	6,188	885	—	7,073
Deferred income tax asset	56,858	43,185	—	100,043
Other assets	12,922	6,588	—	19,510

Total assets	$570,613	$573,230	$(299,222)	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34,766	$16,462	$(7,907)	$43,321
Accrued expenses	9,731	36,912	(4,064)	42,579
Current maturities of capital leases and long-term financing obligations	836	6,034	—	6,870

Total current liabilities	45,333	59,408	(11,971)	92,770

Long-term liabilities:
Long-term debt	209,619	—	—	209,619
Capital leases and long-term financing obligations, less current maturities	32,497	206,266	—	238,763
Intercompany liabilities	—	112,209	(112,209)	—
Deferred revenue	31,827	—	—	31,827
Other	5,526	20,305	—	25,831

Total long-term liabilities	279,469	338,780	(112,209)	506,040

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	698	1	(1)	698
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	440,306	260,013	(260,013)	440,306
Accumulated deficit	(183,279)	(84,972)	84,972	(183,279)

Total stockholders’ equity	245,811	175,042	(175,042)	245,811

Total liabilities and stockholders’ equity	$570,613	$573,230	$(299,222)	$844,621

REVISED CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2012 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$49,093	$19,438	$—	$68,531
Restricted cash	293	—	—	293
Accounts receivable	5,058	6,124	(4,627)	6,555
Inventories	926	3,260	—	4,186
Deferred income tax asset	3,203	—	(307)	2,896
Prepaid expenses and other assets	3,426	7,510	—	10,936

Total current assets	61,999	36,332	(4,934)	93,397

Property and equipment:
Land	12,080	39,796	—	51,876
Buildings and building improvements	45,571	290,167	—	335,738
Leasehold improvements	19,200	122,558	—	141,758
Assets under capital leases	8,675	36,295	—	44,970
Equipment	64,167	171,056	—	235,223
Construction in progress	1,352	3,833	—	5,185

Total property and equipment	151,045	663,705	—	814,750
Accumulated depreciation and amortization	(77,302)	(292,521)	—	(369,823)

Property and equipment, net of accumulated depreciation	73,743	371,184	—	444,927
Intercompany receivables	75,381	—	(75,381)	—
Investments in subsidiaries	166,400	—	(166,400)	—
Goodwill	—	44,577	—	44,577
Intangible assets, net of accumulated amortization	—	1,061	—	1,061
Investments in unconsolidated affiliates	6,740	942	—	7,682
Deferred income tax asset	57,247	42,765	—	100,012
Assets held for sale	—	—	—	—
Other assets	14,299	6,773	—	21,072

Total assets	$455,809	$503,634	$(246,715)	$712,728

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,071	$12,697	$(4,627)	$32,141
Accrued expenses	6,059	34,297	(307)	40,049
Current maturities, capital leases and long-term financing obligations	442	3,980	—	4,422

Total current liabilities	30,572	50,974	(4,934)	76,612

Long-term liabilities:
Long-term debt	209,548	—	—	209,548
Capital leases and long-term financing obligations, less current maturities	27,876	192,849	—	220,725
Intercompany liabilities	—	75,381	(75,381)	—
Deferred revenue	32,984	—	—	32,984
Other	5,395	18,030	—	23,425

Total long-term liabilities	275,803	286,260	(75,381)	486,682

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	540	1	(1)	540
Treasury stock	(11,740)	—	—	(11,740)
Paid-in capital	349,666	259,837	(259,837)	349,666
Accumulated deficit	(189,032)	(93,438)	93,438	(189,032)

Total stockholders’ equity	149,434	166,400	(166,400)	149,434

Total liabilities and stockholders’ equity	$455,809	$503,634	$(246,715)	$712,728

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$55,410	$343,200	$—	$398,610
Concessions and other	67,472	200,504	(31,751)	236,225

Total operating revenues	122,882	543,704	(31,751)	634,835

Operating costs and expenses:
Film exhibition costs	30,740	189,520	—	220,260
Concession costs	4,396	24,656	—	29,052
Other theatre operating costs	40,735	241,452	(31,751)	250,436
General and administrative expenses	23,521	2,317	—	25,838
Lease termination charges	—	3,063	—	3,063
Severance agreement charges	253	—	—	253
Depreciation and amortization	7,843	34,535	—	42,378
Loss on sale of property and equipment	2	273	—	275
Impairment of long-lived assets	43	3,683	—	3,726

Total operating costs and expenses	107,533	499,499	(31,751)	575,281

Operating income	15,349	44,205	—	59,554
Interest expense	21,630	27,916	—	49,546
Equity in earnings of subsidiaries	(8,466)	—	8,466	—

Income before income tax and income from unconsolidated affiliates	2,185	16,289	(8,466)	10,008
Income tax expense	(2,442)	8,546	—	6,104
Income from unconsolidated affiliates	1,252	391	—	1,643

Income (loss) from continuing operations	5,879	8,134	(8,466)	5,547
(Loss) income from discontinued operations	(126)	332	—	206

Net income	$5,753	$8,466	$(8,466)	$5,753

REVISED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$56,132	$283,461	$—	$339,593
Concessions and other	58,505	161,206	(25,391)	194,320

Total operating revenues	114,637	444,667	(25,391)	533,913

Operating costs and expenses:
Film exhibition costs	29,959	154,149	—	184,108
Concession costs	3,970	19,050	—	23,020
Other theatre operating costs	40,612	193,736	(25,391)	208,957
General and administrative expenses	22,259	2,288	—	24,547
Severance agreement charges	473	—	—	473
Depreciation and amortization	7,201	26,072	—	33,273
Loss on sale of property and equipment	778	190	—	968
Impairment of long-lived assets	606	3,621	—	4,227

Total operating costs and expenses	105,858	399,106	(25,391)	479,573

Operating income	8,779	45,561	—	54,340
Interest expense	20,885	15,119	—	36,004
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in earnings of subsidiaries	(61,378)	—	61,378	—

Income before income tax and income from unconsolidated affiliates	44,311	30,442	(61,378)	13,375
Income tax benefit	(51,406)	(29,498)	—	(80,904)
Income from unconsolidated affiliates	860	344	—	1,204

Income from continuing operations	96,577	60,284	(61,378)	95,483
(Loss) income from discontinued operations	(269)	1,094	—	825

Net income	$96,308	$61,378	$(61,378)	$96,308

REVISED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$53,182	$250,096	$—	$303,278
Concessions and other	53,492	138,609	(23,351)	168,750

Total operating revenues	106,674	388,705	(23,351)	472,028

Operating costs and expenses:
Film exhibition costs	28,176	135,670	—	163,846
Concession costs	3,528	15,952	—	19,480
Other theatre operating costs	40,194	180,909	(23,351)	197,752
General and administrative expenses	16,961	2,123	—	19,084
Severance agreement charges	845	—	—	845
Depreciation and amortization	6,925	24,865	—	31,790
Loss on sale of property and equipment	173	160	—	333
Write-off note receivable	750	—	—	750
Impairment of long-lived assets	822	2,301	—	3,123

Total operating costs and expenses	98,374	361,980	(23,351)	437,003

Operating income	8,300	26,725	—	35,025
Interest expense	21,044	13,069	—	34,113
Equity in earnings of subsidiaries	(7,608)	—	7,608	—

Income before income tax and income from unconsolidated affiliates	(5,136)	13,656	(7,608)	912
Income tax expense	3,913	6,415	—	10,328
Income from unconsolidated affiliates	1,478	319	—	1,797

(Loss) income from continuing operations	(7,571)	7,560	(7,608)	(7,619)
(Loss) income from discontinued operations	(139)	48	—	(91)

Net (loss) income	$(7,710)	$7,608	$(7,608)	$(7,710)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,865	$54,924	$—	$70,789

Cash flows from investing activities:
Purchases of property and equipment	(7,718)	(30,094)	—	(37,812)
Theatre acquistions	(8,760)	(34,168)	—	(42,928)
Investment in unconsolidated affiliates	—	(20)	—	(20)
Proceeds from sale of property and equipment	6	1,798	—	1,804
Other investing activities	(59)	—	—	(59)
Intercompany receivable/payable	(36,828)	—	36,828	—

Net cash used in investing activities	(53,359)	(62,484)	36,828	(79,015)
Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(440)	(3,992)	—	(4,432)
Issuance of common stock	88,043	—	—	88,043
Proceeds from exercise of stock options	125	—	—	125
Purchase of treasury stock	(174)	—	—	(174)
Intercompany receivable/payable	—	36,828	(36,828)	—

Net cash provided by financing activities	87,554	32,836	(36,828)	83,562

Increase in cash and cash equivalents	50,060	25,276	—	75,336
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	$99,153	$44,714	$—	$143,867

REVISED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2012 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(46,795)	$99,180	$—	$52,385

Cash flows from investing activities:
Purchases of property and equipment	(14,340)	(20,719)	—	(35,059)
Theatre acquistion	—	(22,237)	—	(22,237)
Investment in unconsolidated affiliates	—	(55)	—	(55)
Proceeds from sale of property and equipment	2,066	2,675	—	4,741
Other investing activities	38	—	—	38
Intercompany receivable/payable	47,690	—	(47,690)	—

Net cash used in investing activities	35,454	(40,336)	(47,690)	(52,572)
Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	(200,229)
Debt issuance costs	(8,621)	—	—	(8,621)
Repayments of capital leases and long-term financing obligations	(348)	(1,709)	—	(2,057)
Issuance of common stock	56,566	—	—	56,566
Purchase of treasury stock	(57)	—	—	(57)
Intercompany receivable/payable	—	(47,690)	47,690	—

Net cash provided by (used in) financing activities	56,811	(49,399)	47,690	55,102

Increase in cash and cash equivalents	45,470	9,445	—	54,915
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	$49,093	$19,438	$—	$68,531

REVISED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2011 as Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,307	$47,580	$—	$69,887

Cash flows from investing activities:
Purchases of property and equipment	(5,497)	(13,785)	—	(19,282)
Theatre acquistion	—	(11,800)	—	(11,800)
Investment in unconsolidated affiliates	(718)	—	—	(718)
Proceeds from sale of property and equipment	1,748	438	—	2,186
Other investing activities	4	—	—	4
Intercompany receivable/payable	20,461	—	(20,461)	—

Net cash used in investing activities	15,998	(25,147)	(20,461)	(29,610)
Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Repayments of long-term debt	(37,486)	(1,627)	—	(39,113)
Intercompany receivable/payable	—	(20,461)	20,461	—
Other financing activies	(614)	—	—	(614)

Net cash used in financing activities	(38,100)	(22,088)	20,461	(39,727)

Increase in cash and cash equivalents	205	345	—	550
Cash and cash equivalents at beginning of period	3,418	9,648	—	13,066

Cash and cash equivalents at end of period	$3,623	$9,993	$—	$13,616

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2013 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 4, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Atlanta, Georgia

March 4, 2014

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2014 Proxy Statement.

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

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors – Audit Committee” in the section entitled “Corporate Governance” in our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Equity Compensation Plans” contained in the 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2014 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(a)(2) The following consolidated financial statement schedule is included:

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2013, 2012 and 2011.

All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

CARMIKE CINEMAS, INC AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at end of Period
Year ended December 31, 2011
Allowances deducted from assets
Deferred tax assets	$75,933	$9,030	$—		$84,963

Total allowances deducted from assets	$75,933	$9,030	$—		$84,963

Year ended December 31, 2012
Allowances deducted from assets
Deferred tax assets	$84,963	$1,570	$(86,533	)(1)	$—

Total allowances deducted from assets	$84,963	$1,570	$(86,533)		$—

Year ended December 31, 2013
Allowances deducted from assets
Deferred tax assets	$—	$—	$—		$—

Total allowances deducted from assets	$—	$—	$—		$—

(1)	During the quarter ended December 31, 2012, the Company determined that it is more likely than not that the majority of its deferred tax assets would be realized in the future and accordingly the Company has released its valuation allowance against its deferred tax assets.

(a)(3) Listing of Exhibits

Exhibit Number	Description

2.1	Subscription Agreement between Carmike Cinemas, Inc. and SV Holdco, LLC, dated as of September 27, 2010 (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.2	Amended and Restated Liability Company Agreement of SV Holdco, LLC, dated as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.3	Amendment No. 1 to Subscription Agreement, effective as of September 27, 2010, by and between Carmike Cinemas, Inc. and SV Holdco, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.4	Amendment No. 1 to Amended and Restated Liability Company Agreement of SV Holdco, LLC, effective as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.5	Membership Interest Purchase Agreement, dated as of September 28, 2012, by and among Carmike Cinemas, Inc., Rave Reviews Cinemas, L.L.C. and Rave Reviews Holdings, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference). (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Carmike agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc., (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed January 22, 2009 and incorporated herein by reference).

4.1	Indenture for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.2	Registration Rights Agreement for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc. and Macquarie Capital (USA) Inc. (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.3	Form of 7.375% Senior Secured Note due 2019 (included in Exhibit 4.1).

4.4	Supplemental Indenture, dated December 3, 2012, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

4.5	Supplemental Indenture, dated December 11, 2012, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.5 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.1	Credit Agreement, dated April 27, 2012, by and among Carmike Cinemas, Inc., as Borrower, the several lenders from time to time parties to the Credit Agreement, Macquarie US Trading LLC, as Administrative Agent and Syndication Agent, and Macquarie Capital USA (Inc.) as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.2	Second Lien Collateral Agreement, dated April 27, 2012, among Carmike Cinemas, Inc., the other Guarantors party thereto, Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

Exhibit Number	Description

10.3	Collateral Trust Agreement, dated April 27, 2012, between Carmike Cinemas, Inc., the Guarantors from time to time party thereto, Macquarie US Trading LLC, as Administrative Agent under the Credit Agreement and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Trustee (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.4	First Lien Guarantee and Collateral Agreement between Carmike Cinemas, Inc. and certain of its Subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.5	First Amendment, dated as of September 28, 2012, to the Credit Agreement, dated as of April 27, 2012, by and among Carmike Cinemas, Inc., as borrower, the banks and other financial institutions or entities from time to time parties thereto, as lenders, and Macquarie US Trading LLC as administrative agent and syndication agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference).

10.6	Second Amendment, dated as of November 4, 2013, to the Credit Agreement, dated as of April 27, 2012, and as amended by the first amendment dated September 28, 2012, by and among Carmike Cinemas, Inc., as borrower, the banks and other financial institutions or entities from time to time parties thereto, as lenders, and Macquarie US Trading LLC as administrative agent and syndication agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed November 7, 2013 and incorporated herein by reference.)

10.7	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.8	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.9*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.10*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.11*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.12*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 20, 2011 (filed as Appendix A to Carmike’s proxy statement filed on April 20, 2011, and incorporated herein by reference).

10.13*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.14*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.15*	Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.16*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

Exhibit Number	Description

10.17*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

10.18*	Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.19*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.20*	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference).

10.21*	Restricted Stock Grant Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.22*	Stock Option Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.4 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.23*	Employment Agreement by and between Carmike Cinemas, Inc. and S. David Passman III, dated June 4, 2009 (filed as Exhibit 10.1 to Carmike’s current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference).

10.24*	Amendment Number One to Employment Agreement, dated March 29, 2010 by and between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 5, 2010 and incorporated herein by reference).

10.25*	Form of Performance Based Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).

10.26*	Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred. W. Van Noy (filed as Exhibit 10.29 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.27*	Amendment No. 2 to the Separation Agreement, dated as of March 8, 2011, between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.43 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.28*	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.29*	Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.30*	Amended and Restated Separation Agreement, dated May 15, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.31+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Description

10.32	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.33	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.34	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.35*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

10.36*	Amendment No. 1 to Carmike Cinemas, Inc. Annual Executive Bonus Program, effective January 1, 2009 (filed as Exhibit 10.45 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.37*	Retirement Agreement and General Release, dated June 1, 2011, by and between Forrest Lee Champion and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference).

10.38*	Form of Indemnification Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.47 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.39*	Separation Agreement, dated as of August 1, 2011, between Carmike Cinemas, Inc. and Daniel E. Ellis (filed as Exhibit 10.48 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.40*	Form of 2004 Incentive Stock Plan Performance Share Certificate (filed as Exhibit 10.49 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.41*	Form of Amendment Number One to Performance Shares Certificate Granted in 2012 and 2013, dated May 15, 2013 (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.42*	Form of Amendment Number One to Option Certificate(s), dated May 15, 2013 (filed as Exhibit 10.5 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.43*	Carmike Cinemas, Inc. Section 162(m) Performance-Based Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 20, 2012 and incorporated herein by reference).

10.44*	Amendment No. 2 to Employment Agreement between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.6 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.45*	Amended and Restated Employment Agreement, dated May 15, 2013, between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.46*	Amendment No. 2 to Separation Agreement between Carmike Cinemas, Inc. and Richard B. Hare (filed as Exhibit 10.7 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.47*	Amendment No. 3 to Separation Agreement between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.8 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.48*	Amendment Number One to Separation Agreement, dated May 15, 2013, between Carmike Cinemas, Inc. and John Lundin (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.49	Release and Waiver Agreement, dated April 11, 2012, between Carmike Cinemas, Inc. and Gary F. Krannacker (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.50*	Executive Nonqualified Excess Plan Adoption Agreement, dated June 28, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.51*	Executive Nonqualified Excess Plan, dated June 28, 2013 (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.52*	Form of Agreement Relating to Deferred Compensation, dated June 28, 2013 (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 17 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Net Income (Loss) Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment has been granted for certain portions of this document under Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the SEC.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 4, 2014	By:	/S/ S. DAVID PASSMAN III
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