Form 10-Q
period 2014-03-31
CARMIKE CINEMAS INC
filed 2014-05-05
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 23,012,967 shares outstanding as of April 25, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$133,910	$143,867
Restricted cash	297	352
Accounts receivable	10,073	8,513
Inventories	3,291	3,691
Deferred income tax asset	3,917	3,838
Prepaid expenses and other current assets	17,206	14,645

Total current assets	168,694	174,906

Property and equipment:
Land	53,766	53,982
Buildings and building improvements	342,297	340,959
Leasehold improvements	165,555	164,075
Assets under capital leases	49,670	49,670
Equipment	256,608	253,890
Construction in progress	12,651	7,201

Total property and equipment	880,547	869,777
Accumulated depreciation and amortization	(413,556)	(402,022)

Property and equipment, net of accumulated depreciation	466,991	467,755

Goodwill	75,127	74,377
Intangible assets, net of accumulated amortization	931	957
Investments in unconsolidated affiliates (Note 10)	6,372	7,073
Deferred income tax asset	100,330	100,043
Other	19,287	19,510

Total assets	$837,732	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$36,653	$43,321
Accrued expenses	48,093	42,579
Current maturities of capital leases and long-term financing obligations	7,231	6,870

Total current liabilities	91,977	92,770

Long-term liabilities:
Long-term debt	209,637	209,619
Capital leases and long-term financing obligations, less current maturities	236,804	238,763
Deferred revenue	31,537	31,827
Other	25,816	25,831

Total long-term liabilities	503,794	506,040

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 35,000,000 shares authorized, 23,528,038 shares issued and 23,012,967 shares outstanding at March 31, 2014, and 23,528,038 shares issued and 23,059,959 shares outstanding at December 31, 2013	701	698
Treasury stock, 515,071 and 468,079 shares at cost at March 31, 2014 and December 31, 2013, respectively	(13,397)	(11,914)
Paid-in capital	441,100	440,306
Accumulated deficit	(186,443)	(183,279)

Total stockholders’ equity	241,961	245,811

Total liabilities and stockholders’ equity	$837,732	$844,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$97,572	$81,055
Concessions and other	61,352	48,228

Total operating revenues	158,924	129,283
Operating costs and expenses:
Film exhibition costs	52,889	43,016
Concession costs	7,119	5,929
Salaries and benefits	21,534	18,359
Theatre occupancy costs	20,361	15,214
Other theatre operating costs	29,382	23,798
General and administrative expenses	7,498	6,015
Lease termination charges (Note 12)	—	3,063
Depreciation and amortization	11,771	10,201
(Gain) loss on sale of property and equipment	(67)	80
Impairment of long-lived assets	358	192

Total operating costs and expenses	150,845	125,867

Operating income	8,079	3,416
Interest expense	13,116	12,298

Loss before income tax and loss from unconsolidated affiliates	(5,037)	(8,882)
Income tax benefit (Note 4)	(2,010)	(4,251)
Loss from unconsolidated affiliates (Note 10)	(85)	(1,015)

Loss from continuing operations	(3,112)	(5,646)
Loss from discontinued operations (Note 6)	(52)	(137)

Net loss	$(3,164)	$(5,783)

Weighted average shares outstanding:
Basic	22,821	17,547
Diluted	22,821	17,547

Net income per common share (Basic and Diluted):
Loss from continuing operations	$(0.14)	$(0.32)
Loss from discontinued operations, net of tax	—	(0.01)

Net loss	$(0.14)	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,164)	$(5,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,772	10,234
Amortization of debt issuance costs	363	362
Impairment on long-lived assets	358	204
Deferred income taxes	(366)	(1,272)
Stock-based compensation	797	711
Loss from unconsolidated affiliates	532	1,326
Other	152	117
(Gain) loss on sale of property and equipment	(67)	91
Changes in operating assets and liabilities:
Accounts receivable and inventories	(1,187)	1,870
Prepaid expenses and other assets	(2,640)	(3,907)
Accounts payable	(10,737)	(103)
Accrued expenses and other liabilities	4,478	(1,171)
Lease termination charges	—	3,063
Distributions from unconsolidated affiliates	130	82

Net cash provided by operating activities	421	5,824

Cash flows from investing activities:
Purchases of property and equipment	(7,454)	(8,508)
Release of restricted cash	55	284
Investment in unconsolidated affiliates	(3)	—
Theatre acquisitions	—	(1,349)
Proceeds from sale of property and equipment	263	5

Net cash used in investing activities	(7,139)	(9,568)

Cash flows from financing activities:
Debt activities:
Repayments of capital lease and long-term financing obligations	(1,756)	(971)
Purchase of treasury stock	(1,483)	(174)

Net cash used in financing activities	(3,239)	(1,145)

Decrease in cash and cash equivalents	(9,957)	(4,889)
Cash and cash equivalents at beginning of period	143,867	68,531

Cash and cash equivalents at end of period	$133,910	$63,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,731	$7,911
Income taxes	$212	$176

Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$6,700	$1,590
Consideration given for Muvico acquisition	$750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and 2013

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of March 31, 2014 and December 31, 2013, the results of operations for the three month periods ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first three months of 2014.

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

See Note 11—Acquisitions for fair value of assets acquired.

Comprehensive Income

The Company has no other comprehensive income items.

Reclassifications

The Company previously reported salaries and benefits and theatre occupancy costs as a component of other theatre operating costs in its consolidated statements of operations. The 2013 amounts have been reclassified from other theatre operating costs to separate line items on the consolidated statement of operations to conform to the 2014 presentation.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward except when (1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under Accounting Standards Codification (“ASC”) 740. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU did not have an impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet discontinued operations criteria. Under ASU 2014-08, a component of an entity is classified as a discontinued operation if 1) the component has been disposed of or is classified as held for sale and 2) the component or group of components represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. For transactions that do not meet discontinued operations criteria but are considered individually significant components, additional disclosure is required. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The ASU is effective for fiscal years beginning on or after December 15, 2014.

The Company periodically closes certain theatres due to an expiring lease, underperformance or the better opportunity to deploy invested capital, and classifies the operations and cash flows as discontinued operations when the Company no longer has operations in a given market. The operations and cash flows associated with these closed theatres are not significant to the Company’s consolidated statement of operations or cash flows. Following the issuance of ASU 2014-08, the Company does not believe that the majority of theatre closures will be classified as discontinued operations or will be considered individually significant components.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three months ended March 31, 2014 and 2013, impairment charges aggregated to $358 and $192, respectively. The impairment charges for both periods primarily resulted from the continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2014 was approximately $373. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	March 31, 2014	December 31, 2013
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(363)	(381)

Total debt	209,637	209,619
Current maturities	—	—

Total long-term debt	$209,637	$209,619

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to

$150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at March 31, 2014.

The fair value of the Senior Secured Notes at March 31, 2014 and December 31, 2013 is estimated based on quoted market prices as follows:

	As of March 31,	As of December 31,
	2014	2013
Carrying amount, net	$210,000	$210,000
Fair value	$228,900	$228,375

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

As of March 31, 2014, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $186,000.

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

As of March 31, 2014, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

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

The effective tax rate from continuing operations for the three months ended March 31, 2014 and 2013 was 39.2% and 43.0%, respectively. The Company’s tax rate for the three months ended March 31, 2014 and 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions.

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

As a result of the 2008 ownership change, the Company is subject to an approximate $1.7 million annual limitation on its ability to utilize its pre-change NOLs and recognized built-in losses. The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company does not expect to utilize any of its net operating loss carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. The recognition period ended on October 31, 2013.

Ownership changes were also deemed to have occurred during the second quarter of 2012 and third quarter of 2013. The Company does not believe these changes will further limit its ability to utilize its net operating loss carryforwards or certain other deductions.

At March 31, 2014 and December 31, 2013, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $104,247 and $103,881, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets, tax planning strategies and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at March 31, 2014 and December 31, 2013, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of March 31, 2014 and December 31, 2013, the amount of unrecognized tax benefits was $2,764, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9—Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position. The Company believes that it is reasonably possible that its unrecognized tax benefit of approximately $2,560 associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

NOTE 5—EQUITY BASED COMPENSATION

In March 2004, the Board of Directors adopted the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (the “2004 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2004 Incentive Stock Plan to certain eligible employees and to outside directors. As of March 31, 2014, there were 1,050,084 shares available for future grants under the 2004 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of March 31, 2014, the Company also had 384,196 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of March 31, 2014, 167,667 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $797 and $711 for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of March 31, 2014, the Company had approximately $6,946 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.2 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first three months of 2014 or 2013. The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	607,500	$8.88	6.04
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—

Outstanding at March 31, 2014	607,500	$8.88	5.79	$12,784

Exercisable on March 31, 2014	602,500	$8.90	5.78	$12,666

Expected to vest March 31, 2014	4,914	$6.23	7.34	$116

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	573,353	$12.51
Granted	123,580	$29.17
Vested	(103,083)	$7.32
Forfeited	—	$—

Nonvested at March 31, 2014	593,850	$16.88

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. The Company did not close any theatres during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company closed seven theatres and classified one theatre as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of this theatre have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in its operations.

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

The following table sets forth the summary of activity for discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenue from discontinued operations	$1	$833

Operating loss before income taxes	$(86)	$(219)
Income tax benefit from discontinued operations	34	89
Loss on disposal, before income taxes	—	(11)
Income tax benefit on disposal	—	4

Loss from discontinued operations	$(52)	$(137)

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

NOTE 8—NET LOSS PER SHARE

Basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 5,000 and 1,410,412 for the three months ended March 31, 2014 and 2013 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock compared to the price on the grant date.

	Three Months Ended March 31,
	2014	2013
Numerator:
Numerator for basic earnings per share:
Net loss	$(3,164)	$(5,783)
Denominator (shares in thousands):
Denominator for basic earnings per share:
Weigted average shares	22,821	17,547
Effect of dilutive shares:
Restricted stock awards	—	—
Stock options	—	—

Dilutive potential common shares	—	—
Denominator for diluted earnings per share:

Adjusted weighted average shares	22,821	17,547

Basic loss per share attributable to Carmike stockholders	$(0.14)	$(0.33)

Diluted loss per share attributable to Carmike stockholders	$(0.14)	$(0.33)

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

As of March 31, 2014, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of March 31, 2014, the carrying value of the Company’s ownership interest in SV Holdco is $5,518 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of March 31, 2014.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of March 31, 2014 and December 31, 2013.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,779 and $2,007 for the three months ended March 31, 2014 and 2013, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $490 and $354 for the three months ended March 31, 2014 and 2013, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,512 and $2,375 at March 31, 2014 and December 31, 2013, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the three months ended March 31, 2014 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2014	$6,188

Equity loss of SV Holdco	(670)

Balance at March 31, 2014	$5,518

Deferred revenue	SV Holdco
Balance at January 1, 2014	$32,984

Amortization of up-front payment	(237)

Amortization of Class C units	(52)

Balance at March 31, 2014	$32,695

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9—Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of March 31,
2014
Assets:
Current assets	$46,824
Noncurrent assets	139,590

Total assets	$186,414

Liabilities:
Current liabilities	$34,813
Noncurrent liabilities	75,536

Total liabilities	$110,349

	Three Months Ended
	March 31, 2014	March 31, 2013
Results of operations:
Revenue	$31,475	$17,788
Operating loss	(7,820)	(14,520)
Loss from continuing operations	(5,083)	(9,353)
Net loss	$(5,083)	$(9,353)

A summary of activity in income from unconsolidated affiliates for the three months ended March 31, 2014 and 2013 is as follows:

	March 31,
Income from unconsolidated affiliates	2014	2013
Loss from unconsolidated affiliates	$(575)	$(1,369)
Elimination of intercompany revenue	490	354

Loss from unconsolidated affiliates	$(85)	$(1,015)

NOTE 11—THEATRE ACQUISITIONS

On November 19, 2013, the Company completed its acquisition of 9 entertainment complexes and 147 screens in three U.S. states pursuant to the terms of the Membership Interest Purchase Agreement with Muvico Entertainment, L.L.C. (“Muvico”). The acquisition supports the Company’s growth strategy. In consideration for the acquisition, the Company paid $30,608 in cash and the assumption of lease-related financing obligations of approximately $19,101. The purchase price was paid using cash on hand. In addition, the Company incurred contingent liabilities associated with the purchase. The fair value of this contingent consideration as of the acquisition date, which represents the maximum amount of future reimbursement, is $750. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of March 31, 2014, the Company had not terminated the vendor contract.

The following table summarizes the preliminary purchase price and purchase price allocation for Muvico based on the fair value of net assets acquired at the acquisition date.

Cash consideration paid less cash amounts received	$30,608
Leases and financing obligations assumed	19,101
Fair value of contingent consideration	750

Fair value of total consideration transferred	$50,459

Inventory	$541
Other current assets	385
Property and equipment	24,867
Deferred tax assets	3,441
Current liabilities	(2,068)
Other liabilities	(1,150)

Net assets acquired	26,016
Goodwill	24,443

Purchase price	$50,459

The total non-cash consideration representing liabilities assumed in the Muvico transaction was $23,069.

The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $24,443 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is deductible for tax purposes over 15 years.

On August 16, 2013, the Company completed its acquisition of three theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc. for $10,500 in cash and the assumption of lease-related financing obligations in the amount of $5,431. The results of operations of these theatres were not significant to the Company’s consolidated statements of operations. Acquisition costs associated with this purchase were not material.

NOTE 12—LEASE TERMINATION CHARGES

For the three months ended March 31, 2013, the Company recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately six years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of March 31, 2014, the liability was $2,064. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 during the three months ended March 31, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 13—SUBSEQUENT EVENTS

On May 5, 2014, National CineMedia, Inc. (“NCM”) entered into a definitive merger agreement with Screenvision, a subsidiary of SV Holdco, for $225,000 in cash and $150,000 of NCM’s common stock. As of March 31, 2014, the Company held membership units in SV Holdco representing approximately 19% of the total issued and outstanding membership units of SV Holdco. The Company believes that this transaction will result in a gain on its investment in SV Holdco but is currently unable to estimate the impact of this transaction on its condensed consolidated financial statements.

NOTE 14—GUARANTOR SUBSIDIARIES

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

Subsequent to the issuance of the March 31, 2013 consolidated financial statements, the Company determined it needed to revise its presentation with respect to the supplemental financial information included in this footnote. The revised presentation corrects errors identified in the allocation of interest expense, and the resulting income tax expense, between the Company and its Guarantor Subsidiaries on the consolidating statement of operations, as well as the impact of these revisions on the consolidating balance sheets and statements of cash flows. The Company had previously allocated interest expense between the Company and its Guarantor Subsidiaries while the related debt obligation was recognized only by the Company. These revisions relate solely to transactions between the Company and its subsidiaries and only impact the financial statements presented in this footnote. They do not affect the Company’s consolidated financial statements.

The Company’s consolidating statements of operations are being revised in order to allocate the portion of (A) interest expense, and the related income tax expense, between the Company and its Guarantor Subsidiaries.

Parent Column as of March 31, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Loss from Continuing Operations and Net Loss		As Revised
(in thousands)
Interest expense	$2,025	$3,321	A	$5,346
Equity in loss of subsidiaries	$4,801	$(1,672)		$3,129
Loss before income tax and income from unconsolidated affiliates	$(5,705)	$(1,611)		$(7,316)
Income tax benefit	$(1,008)	$(1,647	) A	$(2,655)
Loss from continuing operations	$(5,785)	$36		$(5,749)
Net loss	$(5,783)	$—		$(5,783)

		Adjustments to
	As	Earnings of Subsidiaries,
Guarantor Column as of March 31, 2013	Previously Reported	Loss from Continuing Operations and Net Loss		As Revised
(in thousands)
Interest expense	$10,273	$(3,321	) A	$6,952
Equity in loss of subsidiaries	$—	$—		$—
Loss before income tax and income from unconsolidated affiliates	$(8,089)	$3,394		$(4,695)
Income tax benefit	$(3,289)	$1,693	A	$(1,596)
Loss from continuing operations	$(4,727)	$1,701		$(3,026)
Net loss	$(4,801)	$1,672		$(3,129)

		Adjustments to
	As	Earnings of Subsidiaries,
Eliminations Column as of March 31, 2013	Previously Reported	Loss from Continuing Operations and Net Loss		As Revised
(in thousands)
Interest expense	$—	$—		$—
Equity in loss of subsidiaries	$(4,801)	$1,672		$(3,129)
Loss before income tax and income from unconsolidated affiliates	$4,801	$(1,672)		$3,129
Income tax benefit	$—	$—		$—
Loss from continuing operations	$4,801	$(1,672)		$3,129
Net loss	$4,801	$(1,672)		$3,129

The Company has determined that in its consolidating statements of cash flows, it needed to adjust for (B) the change in intercompany accounts due to the revised allocation of interest expense to the Company and its Guarantor Subsidiaries and (C) the classification of the net intercompany funding activity of the Company, which was previously included as an element of cash flows from financing activities.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of cash flows for the three months ended March 31, 2013:

	As	Adjustments for non-cash
Parent Column as of March 31, 2013	Previously Reported	activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$7,831	$(3,321)		$4,510
Cash flows from investing activities: Intercompany	$—	$(2,292	) B,C	$(2,292)
Net cash used in investing activities	$(2,419)	$(2,292)		$(4,711)
Cash flows from financing activities: Intercompany	$(5,613)	$5,613	B,C	$—
Net cash (used in) provided by financing activities	$(5,890)	$5,613		$(277)

	As	Adjustments for non-cash
Guarantor Column as of March 31, 2013	Previously Reported	activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$(2,007)	$3,321		$1,314
Cash flows from investing activities: Intercompany	$—	$—	B,C	$—
Net cash used in investing activities	$(7,149)	$—		$(7,149)
Cash flows from financing activities: Intercompany	$5,613	$(3,321	) B,C	$2,292
Net cash (used in) provided by financing activities	$4,745	$(3,321)		$1,424

	As	Adjustments for non-cash
Eliminations Column as of March 31, 2013	Previously Reported	activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$—	$—		$—
Cash flows from investing activities: Intercompany	$—	$2,292	B,C	$2,292
Net cash used in investing activities	$—	$2,292		$2,292
Cash flows from financing activities: Intercompany	$—	$(2,292	) B,C	$(2,292)
Net cash (used in) provided by financing activities	$—	$(2,292)		$(2,292)

The Company is providing the following condensed consolidating financial statement information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$104,949	$28,961	$—	$133,910
Restricted cash	297	—	—	297
Accounts receivable	9,343	6,401	(5,671)	10,073
Inventories	742	2,549	—	3,291
Deferred income tax asset	4,427	—	(510)	3,917
Prepaid expenses and other current assets	25,478	8,827	(17,099)	17,206

Total current assets	145,236	46,738	(23,280)	168,694

Property and equipment:
Land	11,864	41,902	—	53,766
Buildings and building improvements	48,153	294,144	—	342,297
Leasehold improvements	22,335	143,220	—	165,555
Assets under capital leases	8,675	40,995	—	49,670
Equipment	70,811	185,797	—	256,608
Construction in progress	7,952	4,699	—	12,651

Total property and equipment	169,790	710,757	—	880,547
Accumulated depreciation and amortization	(87,012)	(326,544)	—	(413,556)

Property and equipment, net of accumulated depreciation	82,778	384,213	—	466,991

Intercompany receivables	96,202	—	(96,202)	—
Investments in subsidiaries	174,770	—	(174,770)	—
Goodwill	7,662	67,465	—	75,127
Intangible assets, net of accumulated amortization	—	931	—	931
Investments in unconsolidated affiliates	5,518	854	—	6,372
Deferred income tax asset	57,047	43,283	—	100,330
Other	12,409	6,878	—	19,287

Total assets	$581,622	$550,362	$(294,252)	$837,732

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$32,023	$10,301	$(5,671)	$36,653
Accrued expenses	27,662	38,040	(17,609)	48,093
Current maturities of capital leases and long-term financing obligations	896	6,335	—	7,231

Total current liabilities	60,581	54,676	(23,280)	91,977

Long-term liabilities:
Long-term debt	209,637	—	—	209,637
Capital leases and long-term financing obligations, less current maturities	32,274	204,530	—	236,804
Intercompany liabilities	—	96,202	(96,202)	—
Deferred revenue	31,537	—	—	31,537
Other	5,632	20,184	—	25,816

Total long-term liabilities	279,080	320,916	(96,202)	503,794

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	701	1	(1)	701
Treasury stock	(13,397)	—	—	(13,397)
Paid-in capital	441,100	260,013	(260,013)	441,100
Accumulated deficit	(186,443)	(85,244)	85,244	(186,443)

Total stockholders’ equity	241,961	174,770	(174,770)	241,961

Total liabilities and stockholders’ equity	$581,622	$550,362	$(294,252)	$837,732

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$99,153	$44,714	$—	$143,867
Restricted cash	352	—	—	352
Accounts receivable	7,282	9,138	(7,907)	8,513
Inventories	766	2,925	—	3,691
Deferred income tax asset	4,162	—	(324)	3,838
Prepaid expenses and other current assets	9,071	9,314	(3,740)	14,645

Total current assets	120,786	66,091	(11,971)	174,906

Property and equipment:
Land	12,080	41,902	—	53,982
Buildings and building improvements	48,104	292,855	—	340,959
Leasehold improvements	22,040	142,035	—	164,075
Assets under capital leases	8,675	40,995	—	49,670
Equipment	70,045	183,845	—	253,890
Construction in progress	3,613	3,588	—	7,201

Total property and equipment	164,557	705,220	—	869,777
Accumulated depreciation and amortization	(84,861)	(317,161)	—	(402,022)

Property and equipment, net of accumulated depreciation	79,696	388,059	—	467,755

Intercompany receivables	112,209	—	(112,209)	—
Investments in subsidiaries	175,042	—	(175,042)	—
Goodwill	6,912	67,465	—	74,377
Intangible assets, net of accumulated amortization	—	957	—	957
Investments in unconsolidated affiliates	6,188	885	—	7,073
Deferred income tax asset	56,858	43,185	—	100,043
Other assets	12,922	6,588	—	19,510

Total assets	$570,613	$573,230	$(299,222)	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34,766	$16,462	$(7,907)	$43,321
Accrued expenses	9,731	36,912	(4,064)	42,579
Current maturities of capital leases and long-term financing obligations	836	6,034	—	6,870

Total current liabilities	45,333	59,408	(11,971)	92,770

Long-term liabilities:
Long-term debt	209,619	—	—	209,619
Capital leases and long-term financing obligations, less current maturities	32,497	206,266	—	238,763
Intercompany liabilities	—	112,209	(112,209)	—
Deferred revenue	31,827	—	—	31,827
Other	5,526	20,305	—	25,831

Total long-term liabilities	279,469	338,780	(112,209)	506,040

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	698	1	(1)	698
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	440,306	260,013	(260,013)	440,306
Accumulated deficit	(183,279)	(84,972)	84,972	(183,279)

Total stockholders’ equity	245,811	175,042	(175,042)	245,811

Total liabilities and stockholders’ equity	$570,613	$573,230	$(299,222)	$844,621

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,237	$83,335	$—	$97,572
Concessions and other	17,463	51,645	(7,756)	61,352

Total operating revenues	31,700	134,980	(7,756)	158,924

Operating costs and expenses:
Film exhibition costs	7,790	45,099	—	52,889
Concession costs	1,176	5,943	—	7,119
Salaries and benefits	3,628	17,906	—	21,534
Theatre occupancy costs	3,159	17,202	—	20,361
Other theatre operating costs	6,140	30,998	(7,756)	29,382
General and administrative expenses	6,845	653	—	7,498
Depreciation and amortization	2,193	9,578	—	11,771
Gain on sale of property and equipment	(7)	(60)	—	(67)
Impairment of long-lived assets	3	355	—	358

Total operating costs and expenses	30,927	127,674	(7,756)	150,845

Operating income	773	7,306	—	8,079
Interest expense	5,515	7,601	—	13,116
Equity in loss of subsidiaries	256	—	(256)	—

Loss before income tax and (loss) income from unconsolidated affiliates	(4,998)	(295)	256	(5,037)
Income tax benefit	(2,009)	(1)	—	(2,010)
(Loss) income from unconsolidated affiliates	(180)	95	—	(85)

Loss from continuing operations	(3,169)	(199)	256	(3,112)
Income (loss) from discontinued operations	5	(57)	—	(52)

Net loss	$(3,164)	$(256)	$256	$(3,164)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$11,148	$69,907	$—	$81,055
Concessions and other	13,905	40,793	(6,470)	48,228

Total operating revenues	25,053	110,700	(6,470)	129,283

Operating costs and expenses:
Film exhibition costs	5,985	37,031	—	43,016
Concession costs	893	5,036	—	5,929
Salaries and benefits	2,882	15,477	—	18,359
Theatre occupancy costs	1,631	13,583	—	15,214
Other theatre operating costs	5,193	25,075	(6,470)	23,798
General and administrative expenses	5,429	586	—	6,015
Lease termination charges	—	3,063	—	3,063
Depreciation and amortization	1,876	8,325	—	10,201
Loss on sale of property and equipment	5	75	—	80
Impairment of long-lived assets	—	192	—	192

Total operating costs and expenses	23,894	108,443	(6,470)	125,867

Operating income	1,159	2,257	—	3,416
Interest expense	5,346	6,952	—	12,298
Equity in loss of subsidiaries	3,129	—	(3,129)	—

Loss before income tax and income from unconsolidated affiliates	(7,316)	(4,695)	3,129	(8,882)
Income tax benefit	(2,655)	(1,596)	—	(4,251)
(Loss) income from unconsolidated affiliates	(1,088)	73	—	(1,015)

Loss from continuing operations	(5,749)	$(3,026)	$3,129	$(5,646)
Loss from discontinued operations	(34)	(103)	—	(137)

Net loss	$(5,783)	$(3,129)	$3,129	$(5,783)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(7,362)	7,783	—	421

Cash flows from investing activities:
Purchases of property and equipment	(1,424)	(6,030)	—	(7,454)
Investment in unconsolidated affiliates	—	(3)	—	(3)
Proceeds from sale of property and equipment	222	41	—	263
Intercompany receivable	16,016	—	(16,016)	—
Other investing activities	55	—	—	55

Net cash provided by (used in) investing activities	14,869	(5,992)	(16,016)	(7,139)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(228)	(1,528)	—	(1,756)
Purchase of treasury stock	(1,483)	—	—	(1,483)
Intercompany payable	—	(16,016)	16,016	—

Net cash used in financing activities	(1,711)	(17,544)	16,016	(3,239)

Increase (decrease) in cash and cash equivalents	5,796	(15,753)	—	(9,957)
Cash and cash equivalents at beginning of period	99,153	44,714	—	143,867

Cash and cash equivalents at end of period	104,949	28,961	—	133,910

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2103 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	4,510	1,314	—	5,824

Cash flows from investing activities:
Purchases of property and equipment	(2,708)	(5,800)	—	(8,508)
Theatre acquistion	—	(1,349)	—	(1,349)
Proceeds from sale of property and equipment	5	—	—	5
Other investing activities	284	—	—	284
Intercompany receivable	(2,292)	—	2,292	—

Net cash used in investing activities	(4,711)	(7,149)	2,292	(9,568)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(103)	(868)	—	(971)
Purchase of treasury stock	(174)	—	—	(174)
Intercompany payable	—	2,292	(2,292)	—

Net cash (used in) provided by financing activities	(277)	1,424	(2,292)	(1,145)

Decrease in cash and cash equivalents	(478)	(4,411)	—	(4,889)
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	48,615	15,027	—	63,642

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2014 we owned, operated or had an interest in 252 theatres with 2,660 screens located in 37 states. We target small to mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2014, we had 248 theatres with 2,614 screens on a digital-based platform, including 233 theatres with 983 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

We generate revenue primarily from box office receipts and concession sales along with additional revenues from screen advertising sales, our two Bogart’s Bar and Grill restaurants, our two Hollywood Connection fun centers, video games located in some of our theatres, and theatre rentals. Our revenue depends to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. A disruption in the production of motion pictures, a lack of motion pictures, or the failure of motion pictures to attract the patrons in our theatre markets will likely adversely affect our business and results of operations.

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

Theatre labor includes a fixed cost component that represents the minimum staffing needed to operate a theatre and a variable component that fluctuates in relation to revenues as theatre staffing is adjusted to address changes in attendance. Facility lease expense is primarily a fixed cost as most of our leases require a fixed monthly rent payment. Certain of our leases are subject to percentage rent clauses that require payments of amounts based on the level of revenue achieved at the theatre-level. Other occupancy costs are substantially fixed. Other theatre operating costs consist primarily of taxes and licenses, insurance, credit and debit card fees, supplies and other miscellaneous theatre costs.

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

We continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to developing new build-to-suit theatres, making strategic acquisitions, installing Big D and IMAX auditoriums and improving the condition of our theatres.

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On November 19, 2013, we completed our acquisition of 9 theatres and 147 screens from Muvico Entertainment, L.L.C. for $30.6 million in cash and the assumption of lease-related financing obligations in the amount of $19.1 million. In addition, we continue to pursue opportunities for organic growth through new theatre development. We anticipate opening up to seven new build-to-suit theatres in 2014. We intend to include one large-format auditorium in each of our new build-to-suit theatres.

As of March 31, 2014, we operated 37 large-format auditoriums, including 22 Big D auditoriums, 13 IMAX auditoriums and 2 MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of March 31, 2014, three of the ten IMAX theatre systems had been installed.

Two entertainment complexes acquired from Muvico include a Bogart’s Bar and Grill restaurant. In addition to these restaurants, we currently operate two Ovation Club auditoriums that feature a premier in-theatre dining experience. In certain locations, we offer an enhanced food and beverage menu, including the sale of alcoholic beverages. We anticipate expanding out in-theatre dining presence in future years. Revenues generated from the operation of these dining concepts were not significant to our consolidated statements of operations.

On May 5, 2014, National CineMedia, Inc. (“NCM”) entered into a definitive merger agreement with Screenvision, a subsidiary of SV Holdco, for $225.0 million in cash and $150.0 million of NCM’s common stock. As of March 31, 2014, we held membership units in SV Holdco representing approximately 19% of the total issued and outstanding membership units of SV Holdco. We believe that this transaction will result in a gain on our investment in SV Holdco but are currently unable to estimate the impact of this transaction on our condensed consolidated financial statements.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2014	2013
Average theatres	252	246
Average screens	2,660	2,480
Average attendance per screen (1)	5,104	4,687
Average admission per patron (1)	$7.19	$7.02
Average concessions and other sales per patron (1)	$4.52	$4.18
Total attendance (in thousands) (1)	13,578	11,620
Total operating revenues (in thousands)	$158,924	$129,283

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total operating revenues increased approximately 22.9% to $158.9 million for the three months ended March 31, 2014 compared to $129.3 million for the three months ended March 31, 2013, due to an increase in total attendance from 11.6 million in the first quarter of 2013 to 13.6 million for the first quarter of 2014, an increase in average admissions per patron from $7.02 in the first quarter of 2013 to $7.19 for the first quarter of 2014 and an increase in average concessions and other sales per patron from $4.18 in the first quarter of 2013 to $4.52 in the first quarter of 2014. Excluding the acquired Muvico theatres, total operating revenues increased 11.8% to $144.5 million. The increase in total revenues, excluding the acquired Muvico theatres, was due to an increase in total attendance from 11.6 million to 12.6 million, an increase in average admissions per patron from $7.02 to $7.04 and an increase in average concessions and other sales per patron from $4.18 to $4.45. Attendance and attendance per screen were up period over period due principally to a more favorable movie slate during the first quarter of 2014 and the acquired Muvico theatres. Average concessions and other sales per patron increased, primarily due to concession promotions and increased prices.

Admissions revenue increased approximately 20.4% to $97.6 million for the three months ended March 31, 2014 from $81.1 million for the same period in 2013, due to an increase in total attendance from 11.6 million in the first quarter of 2013 to 13.6 million for the first quarter of 2014 and an increase in average admissions per patron from $7.02 in the first quarter of 2013 to $7.19 for the first quarter of 2014. Excluding admissions revenue of $9.0 million from the acquired Muvico theatres, admissions revenue increased 9.2% to $88.5 million in 2014 from $81.1 million in 2013.

Concessions and other revenue increased approximately 27.2% to $61.4 million for the three months ended March 31, 2014 compared to $48.2 million for the same period in 2013 due to an increase in total attendance from 11.6 million for the three months ended March 31, 2013 to 13.6 million for the three months ended March 31, 2014 and an increase in average concessions and other sales per patron from $4.18 in the first quarter of 2013 to $4.52 for the first quarter of 2014. Excluding concessions and other revenues from the acquired Muvico theatres, concessions and other revenues increased 16.1% to $56.0 million in 2014 from $48.2 million in 2013.

We operated 252 theatres with 2,660 screens at March 31, 2014 compared to 244 theatres with 2,464 screens at March 31, 2013.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2014	2013	% Change
Film exhibition costs	$52,889	$43,016	23
Concession costs	$7,119	$5,929	20
Salaries and benefits	$21,534	$18,359	17
Theatre occupancy costs	$20,361	$15,214	34
Other theatre operating costs	$29,382	$23,798	23
Lease termination charges	$—	$3,063	N/M
General and administrative expenses	$7,498	$6,015	25
Depreciation and amortization	$11,771	$10,201	15
(Gain) loss on sale of property and equipment	$(67)	$80	N/M
Impairment of long-lived assets	$358	$192	N/M

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended March 31, 2014 increased to $52.9 million as compared to $43.0 million for the three months ended March 31, 2013 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 54.2% and 53.1% for the three months ended March 31, 2014 and 2013, respectively. Excluding the acquired Muvico theatres, film exhibition costs for the three months ended March 31, 2014 increased to $48.0 million as compared to $43.0 million for the three months ended March 31, 2013 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Muvico theatres, film exhibition costs were 54.2% for the three months ended March 31, 2014 as compared to 53.1% for the three months ended March 31, 2013.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended March 31, 2014 increased to $7.1 million compared to $5.9 million for the three months ended March 31, 2013 due to increased concessions sales resulting from increased attendance during the three months ended March 31, 2014. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2014 were 11.6% as compared to 12.3% for the three months ended March 31, 2013. The decrease in concession costs as a percentage of concessions and other revenues was due primarily to a decrease in discount and other promotional activities. Excluding the acquired Muvico theatres, concession costs for the three months ended March 31, 2014 increased to $6.3 million as compared to $5.9 million for the three months ended March 31, 2013. Excluding the acquired Muvico theatres, as a percentage of concessions and other revenues, concessions costs were 11.3% for the three months ended March 31, 2014 as compared to 12.3% for the three months ended March 31, 2013.

Salaries and benefits. Salaries and benefits increased $3.1 million from $18.4 million for the three months ended March 31, 2013 to $21.5 million for the three months ended March 31, 2014. Excluding the acquired Muvico theatres, salaries and benefits increased approximately $1.0 million to $19.4 million. The increase in salaries and benefits for the three months ended March 31, 2014 was primarily due to maintaining required staffing levels to support the increase in attendance.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended March 31, 2014 increased $5.2 million to $20.4 million as compared to $15.2 million for the three months ended March 31, 2013. Excluding the acquired Muvico theatres, rent expense increased $2.4 million to $17.6 million. The increase in rent expense for the three months ended March 31, 2014 is due primarily to 1) an increase in rent expense of $1.4 million associated with the opening of 3 theatres and 38 screens subsequent to the end of the first quarter of 2013, partially offset by the closure of 7 theatres and 42 screens since the end of the first quarter of 2013; 2) an increase in other lease costs of approximately $0.5 million; and 3) an increase in contingent rent of approximately $0.3 million primarily due to increased admissions and concessions revenue during the first quarter of 2014 compared to the first quarter of 2013.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2014 increased to $29.4 million as compared to $23.8 million for the three months ended March 31, 2013. Excluding the acquired Muvico theatres, other theatre operating costs for the three months ended March 31, 2014 increased to $26.7 million as compared to $23.8 million for the three months ended March 31, 2013. The increase in our other theatre operating costs was primarily due to increases in utilities expense of $1.0 million, insurance costs of $0.5 million, repairs and maintenance expense of $0.3 million and credit card fees of $0.3 million.

General and administrative expenses. General and administrative expenses increased to $7.5 million for the three months ended March 31, 2014 compared to $6.0 million for the three months ended March 31, 2013. The increase in general and administrative expenses during the three months ended March 31, 2014 was primarily the result of increases in professional fees of $0.6 million.

Depreciation and amortization. Depreciation and amortization expenses increased to $11.8 million for the three months ended March 31, 2014 as compared to $10.2 million for the three months ended March 31, 2013. The increase in depreciation and amortization expenses for the three months ended March 31, 2014 was primarily due to a combination of higher balances of property and equipment due to recent theatre openings and acquisitions.

Net loss on sales of property and equipment. We recognized a gain on the sale of property and equipment of $67 thousand for the three months ended March 31, 2014 and a loss on the sale of property and equipment of $80 thousand for the three months ended March 31, 2013.

Impairment of long-lived assets. Impairment of long-lived assets was $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The impairment charges for the three months ended March 31, 2014 and 2013 primarily resulted from the continued deterioration of previously impaired theatres.

Operating income. Operating income for the three months ended March 31, 2014 increased to $8.1 million from $3.4 million for the three months ended March 31, 2013. As a percentage of total operating revenues, operating income for the three months ended March 31, 2014 was 5.1% as compared to 2.6% for the three months ended March 31, 2013. This fluctuation is primarily a result of an increase in total attendance for the three months ended March 31, 2014, partially offset by an increase in fixed operating costs associated with theatres acquired during 2013 and the factors described above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2014 and 2013 was $13.1 million and $12.3 million, respectively. Interest expense increased for the three months ended March 31, 2014 primarily due to interest expense associated with financing obligations assumed from theatres acquired during 2013.

Income tax. During the three months ended March 31, 2014 and 2013, we recorded an income tax benefit of $2.0 million and $4.3 million, respectively, primarily as a result of our loss from continuing operations. At March 31, 2014 and December 31, 2013, our consolidated deferred tax assets were $104.3 million and $103.9 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three months ended March 31, 2014 was 39.2%. Our tax rate for the three months ended March 31, 2014 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. We did not close any theatres during the three months ended March 31, 2014. During the three months ended March 31, 2013, we closed seven theatres. With respect to the closures during the three months ended March 31, 2013, we classified one theatre as discontinued operations. The operations and cash flow of this theatre has been eliminated from our operations, and we will not have any continuing involvement in its operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $79.3 million as of March 31, 2014 compared to a working capital surplus of $82.1 million at December 31, 2013. The working capital surplus in 2014 and 2013 resulted from proceeds of $88.0 million received from our common stock offering in July 2013.

At March 31, 2014, we had available borrowing capacity of $25 million under our revolving Credit Facility and approximately $133.9 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $143.9 million in cash and cash equivalents at December 31, 2013. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $5.8 million for the three months ended March 31, 2013. Cash provided by operating activities was lower for the three months ended March 31, 2014 due primarily to a decrease in accounts payable of $10.7 million partially offset by increased operating revenues resulting from increased attendance, admissions revenue per patron and concession and other revenues per patron. Net cash used in investing activities was $7.1 million for the three months ended Mach 31, 2014 compared to $9.6 million for the three months ended March 31, 2013. The decrease in our net cash used in investing activities is primarily due to purchase price adjustments of $1.3 million paid during the three months ended March 31, 2013 related to a 2012 acquisition. Capital expenditures were $7.5 million and $8.5 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures for the 2014 period related primarily to recently constructed build-to-suit theatres. Capital expenditures for the 2013 period were primarily due to the construction of two new build-to-suit theatres opened during the first quarter of 2013. Net cash used in financing activities was $3.2 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. The net cash used in financing activities for the three months ended March 31, 2014 and 2013 was primarily due to repayments of capital leases and financing obligations.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We did not close any theatres during the first three months of 2014 and estimate closing approximately four theatres for the full year 2014.

We plan to incur approximately $40 million in capital expenditures for calendar year 2014. We plan to open up to seven new build-to-suit theatres in 2014 and expect to include one large format digital screen in all new build-to-suit theatres. As of March 31, 2014, we have 22 Big D auditoriums, 13 IMAX auditoriums and 2 MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

As of March 31, 2014, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	our ability to achieve expected results from our strategic acquisitions;

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in the agreements governing our indebtedness;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 7—Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

CARMIKE CINEMAS, INC.

Date: May 5, 2014	By:	/s/ S. David Passman III

S. David Passman III

President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)