Form 10-Q
period 2014-06-30
CARMIKE CINEMAS INC
filed 2014-08-04
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 23,035,821 shares outstanding as of July 25, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$145,005	$143,867
Restricted cash	408	352
Accounts receivable	10,453	8,513
Inventories	3,736	3,691
Deferred income tax asset	3,996	3,838
Prepaid expenses and other current assets	15,065	14,645

Total current assets	178,663	174,906

Property and equipment:
Land	53,766	53,982
Buildings and building improvements	342,714	340,959
Leasehold improvements	170,350	164,075
Assets under capital leases	49,670	49,670
Equipment	264,458	253,890
Construction in progress	12,732	7,201

Total property and equipment	893,690	869,777
Accumulated depreciation and amortization	(425,245)	(402,022)

Property and equipment, net of accumulated depreciation	468,445	467,755
Goodwill	75,127	74,377
Intangible assets, net of accumulated amortization	906	957
Investments in unconsolidated affiliates (Note 10)	5,613	7,073
Deferred income tax asset	100,619	100,043
Other	19,504	19,510

Total assets	$848,877	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$44,020	$43,321
Accrued expenses	47,584	42,579
Current maturities of capital leases and long-term financing obligations	8,602	6,870

Total current liabilities	100,206	92,770

Long-term liabilities:
Long-term debt	209,655	209,619
Capital leases and long-term financing obligations, less current maturities	233,920	238,763
Deferred revenue	31,248	31,827
Other	27,851	25,831

Total long-term liabilities	502,674	506,040

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 23,550,892 shares issued and 23,035,821 shares outstanding at June 30, 2014, and 23,528,038 shares issued and 23,059,959 shares outstanding at December 31, 2013	702	698
Treasury stock, 515,071 and 468,079 shares at cost at June 30, 2014 and December 31, 2013, respectively	(13,397)	(11,914)
Paid-in capital	441,913	440,306
Accumulated deficit	(183,221)	(183,279)

Total stockholders’ equity	245,997	245,811

Total liabilities and stockholders’ equity	$848,877	$844,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$115,116	$107,267	$212,687	$188,322
Concessions and other	67,871	62,258	129,223	110,486

Total operating revenues	182,987	169,525	341,910	298,808
Operating costs and expenses:
Film exhibition costs	64,434	60,832	117,323	103,848
Concession costs	7,977	7,683	15,096	13,611
Salaries and benefits	23,487	21,299	45,021	39,663
Theatre occupancy costs	20,954	16,022	41,315	31,236
Other theatre operating costs	28,545	23,912	57,927	47,706
General and administrative expenses	6,528	6,032	14,026	12,047
Lease termination charges (Note 12)	—	—	—	3,063
Depreciation and amortization	11,927	10,224	23,698	20,425
Loss (gain) on sale of property and equipment	395	(21)	328	59
Impairment of long-lived assets	—	133	358	325

Total operating costs and expenses	164,247	146,116	315,092	271,983

Operating income	18,740	23,409	26,818	26,825
Interest expense	13,000	12,346	26,116	24,645

Income before income tax and (loss) income from unconsolidated affiliates	5,740	11,063	702	2,180
Income tax expense (Note 4)	2,392	4,773	382	520
(Loss) income from unconsolidated affiliates (Note 10)	(126)	352	(210)	(663)

Income from continuing operations	3,222	6,642	110	997
Income (loss) from discontinued operations (Note 6)	—	35	(52)	(103)

Net income	$3,222	$6,677	$58	$894

Weighted average shares outstanding:
Basic	22,872	17,598	22,847	17,573
Diluted	23,483	18,068	23,463	18,033
Net income per common share (Basic):
Income from continuing operations	$0.14	$0.38	$—	$0.06
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net income	$0.14	$0.38	$—	$0.05

Net income per common share (Diluted):
Income from continuing operations	$0.14	$0.37	$—	$0.06
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net income	$0.14	$0.37	$—	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$58	$894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,699	20,487
Amortization of debt issuance costs	726	724
Impairment on long-lived assets	358	411
Deferred income taxes	(734)	(2,475)
Stock-based compensation	1,593	1,318
Loss from unconsolidated affiliates	1,105	1,372
Other	294	237
Loss (gain) on sale of property and equipment	328	(50)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(2,046)	(1,271)
Prepaid expenses and other assets	(1,017)	402
Accounts payable	(2,276)	7,685
Accrued expenses and other liabilities	5,035	1,967
Distributions from unconsolidated affiliates	273	188

Net cash provided by operating activities	27,396	31,889

Cash flows from investing activities:
Purchases of property and equipment	(21,582)	(13,691)
(Funding) release of restricted cash	(56)	280
Investment in unconsolidated affiliates	(5)	—
Theatre acquisitions	—	(1,349)
Proceeds from sale of property and equipment	273	229

Net cash used in investing activities	(21,370)	(14,531)

Cash flows from financing activities:
Debt activities:
Repayments of capital lease and long-term financing obligations	(3,423)	(1,979)
Proceeds from sale of stock options	18	—
Purchase of treasury stock	(1,483)	(174)

Net cash used in financing activities	(4,888)	(2,153)

Increase in cash and cash equivalents	1,138	15,205
Cash and cash equivalents at beginning of period	143,867	68,531

Cash and cash equivalents at end of period	$145,005	$83,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,120	$23,639
Income taxes	$326	$890
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$6,306	$1,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014 and 2013

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of June 30, 2014 and December 31, 2013, the results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first six months of 2014.

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

Discontinued Operations

Prior to the Company’s adoption of Accounting Standards Update 2014-08 (“ASU 2014-08”), theatres in which the Company no longer had continuing involvement in the theatre operations and the cash flows had been eliminated were reported as discontinued operations when the Company no longer had operations in a given market. The results of operations for theatres that have been disposed of or classified as held for sale in prior periods have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. See Note 6—Discontinued Operations.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward except when (1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under Accounting Standards Codification (“ASC”) 740. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU did not have an impact on the Company’s consolidated financial statements.

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

The Company periodically closes certain theatres due to an expiring lease, underperformance or the better opportunity to deploy invested capital, and classifies the operations and cash flows as discontinued operations when the Company no longer has operations in a given market. The operations and cash flows associated with these closed theatres are not significant to the Company’s consolidated statement of operations or cash flows. The Company has adopted this ASU for the three months ended June 30, 2014 and does not believe that the majority of future theatre closures will be classified as discontinued operations or will be considered individually significant components.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance, but does not believe that it will have a significant impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

The Company did not record impairment charges for the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company recorded impairment charges of $358. For the three and six months ended June 30, 2013, impairment charges aggregated to $133 and $325, respectively. The impairment charges for the six months ended June 30, 2014 and for the three and six months ended June 30, 2013 primarily resulted from the continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the six months ended June 30, 2014 was approximately $373. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	June 30,	December 31,
	2014	2013
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(345)	(381)

Total debt	209,655	209,619
Current maturities	—	—

Total long-term debt	$209,655	$209,619

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at June 30, 2014.

The fair value of the Senior Secured Notes at June 30, 2014 and December 31, 2013 is estimated based on quoted market prices as follows:

	As of June 30,	As of December 31,
	2014	2013
Carrying amount, net	$210,000	$210,000
Fair value	$228,375	$228,375

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

As of June 30, 2014, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $196,559.

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

As of June 30, 2014, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

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

The effective tax rate from continuing operations for the three months ended June 30, 2014 and 2013 was 42.6% and 41.8%, respectively. The effective tax rate from continuing operations for the six months ended June 30, 2014 and 2013 was 77.6% and 34.3%, respectively. The Company’s tax rate for the three months ended June 30, 2014 and 2013 differs from the statutory tax rate primarily due to state income taxes and permanent tax items. The Company’s tax rate for the six months ended June 30, 2014 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and the effect on its deferred tax asset due to a change in state tax rates. The Company’s tax rate for the six months ended June 30, 2013 differs from the statutory tax rate primarily due to federal employment credits partially offset by state income taxes, permanent tax items and changes in uncertain tax positions.

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

As a result of the 2008 ownership change, the Company is subject to an approximate $1.7 million annual limitation on its ability to utilize its pre-change NOLs and recognized built-in losses. The Company determined that at the date of the ownership change, it had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of the Company’s assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), the Company did not utilize any of its net operating loss carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if the Company disposes of assets with built-in losses at the date of the ownership change during the recognition period. The recognition period ended on October 31, 2013.

Ownership changes were also deemed to have occurred during the second quarter of 2012 and third quarter of 2013. The Company does not believe these changes will further limit its ability to utilize its net operating loss carryforwards or certain other deductions.

At June 30, 2014 and December 31, 2013, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $104,615 and $103,881, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets, tax planning strategies and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at June 30, 2014 and December 31, 2013, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of June 30, 2014 and December 31, 2013, the amount of unrecognized tax benefits was $2,764, all of which would affect the Company’s annual effective tax rate, if recognized. This unrecognized tax benefit is primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9—Screenvision Exhibition, Inc.). The Company has recognized a tax basis for these units that is lower than their carrying value for financial statement purposes. However, as this tax position may not be sustained upon examination, the Company has recorded a related liability for this uncertain tax position. The Company believes that it is reasonably possible that its unrecognized tax benefit of approximately $2,560 associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

NOTE 5—EQUITY BASED COMPENSATION

In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of June 30, 2014, there were 1,039,809 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of June 30, 2014, the Company also had 384,196 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of June 30, 2014, 167,667 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $796 and $607 for the three months ended June 30, 2014 and 2013, respectively, and $1,593 and $1,318 for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of June 30, 2014, the Company had approximately $6,633 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.0 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first six months of 2014 or 2013. The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	607,500	$8.88	6.04
Granted	—	$—
Exercised	(2,500)	$7.34		70
Expired	(5,000)	$37.46
Forfeited	—	$—

Outstanding at June 30, 2014	600,000	$8.65	5.59	$15,890

Exercisable on June 30, 2014	595,000	$8.67	5.57	$15,746

Expected to vest June 30, 2014	4,977	$6.23	7.09	$143

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	100,000	$25.95	3.28	$—
Forfeited	—

Outstanding at June 30, 2014	100,000	$25.95	2.79	$612

Exercisable on June 30, 2014	66,666	$25.95	2.79	$612

Expected to vest June 30, 2014	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	573,353	$12.51
Granted	138,855	$29.44
Vested	(123,437)	$8.91
Forfeited	—	$—

Nonvested at June 30, 2014	588,771	$17.26

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. The Company did not close any theatres during the six months ended June 30, 2014 prior to the adoption of ASU 2014-08 and therefore did not classify any closed theatres as discontinued operations. The Company did not close any theatres during the three months ended June 30, 2013. During the six months ended June 30, 2013, the Company closed seven theatres. The Company classified one theatre as discontinued operations during the six months ended June 30, 2013. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of this theatre have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in its operations.

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

The following table sets forth the summary of activity for discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Revenue from discontinued operations	$—	$948

Operating loss before income taxes	$—	$(60)
Income tax benefit from discontinued operations	—	24
Gain on disposal, before income taxes	—	119
Income tax expense on disposal	—	(48)

Income from discontinued operations	$—	$35

	Six Months Ended June 30,
	2014	2013
Revenue from discontinued operations	$1	$1,781

Operating loss before income taxes	$(86)	$(280)
Income tax benefit from discontinued operations	34	113
Gain on disposal, before income taxes	—	107
Income tax expense on disposal	—	(43)

Loss from discontinued operations	$(52)	$(103)

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

NOTE 8—NET INCOME PER SHARE

Basic net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 7 and 28,123 for the three months ended June 30, 2014 and 2013, respectively, and common stock equivalents totaling 201 and 32,967 for the six months ended June 30, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock compared to the price on the grant date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic earnings per share:
Net income	$3,222	$6,677	$58	$894
Denominator (shares in thousands):
Denominator for basic earnings per share:
Weighted average shares	22,872	17,598	22,847	17,573
Effect of dilutive shares:
Restricted stock awards	279	209	291	205
Stock options	332	261	326	255

Dilutive potential common shares	611	470	616	460
Denominator for diluted earnings per share:

Adjusted weighted average shares	23,483	18,068	23,463	18,033

Basic income per share attributable to Carmike stockholders	$0.14	$0.38	$0.00	$0.05

Diluted income per share attributable to Carmike stockholders	$0.14	$0.37	$0.00	$0.05

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

As of June 30, 2014, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of June 30, 2014, the carrying value of the Company’s ownership interest in SV Holdco is $4,788 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of June 30, 2014.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of June 30, 2014 and December 31, 2013.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,800 and $2,500 for the three months ended June 30, 2014 and 2013, respectively, and approximately $5,600 and $4,500 for the six months ended June 30, 2014 and 2013, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $491 and $440 for the three months ended June 30, 2014 and 2013, respectively, and $982 and $794 for the six months ended June 30, 2014 and 2013, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $2,316 and $2,375 at June 30, 2014 and December 31, 2013, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the six months ended June 30, 2014 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2014	$6,188
Equity loss of SV Holdco	(1,400)

Balance at June 30, 2014	$4,788

Deferred revenue	SV Holdco
Balance at January 1, 2014	$32,984
Amortization of up-front payment	(473)
Amortization of Class C units	(106)

Balance at June 30, 2014	$32,405

On May 5, 2014, National CineMedia, Inc. (“NCM”) entered into a definitive merger agreement with Screenvision, a subsidiary of SV Holdco, pursuant to which NCM will acquire Screenvision for $225,000 in cash and $150,000 of NCM’s common stock. The Company believes that this transaction, if consummated, will result in a gain on its investment in SV Holdco but is currently unable to estimate the impact of this transaction on its condensed consolidated financial statements. The closing of the transaction is subject to customary conditions and there can be no assurance the transaction will be completed.

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9—Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of June 30,
2014
Assets:
Current assets	$44,207
Noncurrent assets	134,602

Total assets	$178,809

Liabilities:
Current liabilities	$38,917
Noncurrent liabilities	69,498

Total liabilities	$108,415

	Three Months Ended
	June 30, 2014	June 30, 2013
Results of operations:
Revenue	$36,243	$40,946
Operating loss	$(5,609)	$(1,253)
Loss from continuing operations	$(3,592)	$(1,145)
Net loss	$(3,592)	$(1,145)

	Six Months Ended
	June 30, 2014	June 30, 2013
Results of operations:
Revenue	$67,718	$58,734
Operating loss	$(13,429)	$(15,767)
Loss from continuing operations	$(8,675)	$(10,498)
Net loss	$(8,675)	$(10,498)

A summary of activity in income from unconsolidated affiliates for the six months ended June 30, 2014 and 2013 is as follows:

	June 30,
Loss from unconsolidated affiliates	2014	2013
Loss from unconsolidated affiliates	$(1,192)	$(1,457)
Elimination of intercompany revenue	982	794

Loss from unconsolidated affiliates	$(210)	$(663)

NOTE 11—THEATRE ACQUISITIONS

On May 15, 2014, the Company entered into a definitive merger agreement with Digital Cinema Destinations Corp. (“Digiplex”) for the acquisition of Digiplex by the Company. Digiplex currently operates 21 theatres and 206 screens located in 9 states. Digiplex has also entered into agreements to acquire an additional 4 theatres and 33 screens (“pipeline theatres”). Upon completion of the merger, each issued and outstanding share of Digiplex Class A common stock and Class B common stock, except for any shares owned by the Company, Digiplex or any of their respective subsidiaries, will be converted into the right to receive 0.1775 shares of the Company’s common stock, referred to as the “exchange ratio.” The exchange ratio is subject to potential reductions depending on the ability of Digiplex to complete the acquisition of each pipeline theatre. The transaction for one pipeline theatre has been terminated and the exchange ratio, as adjusted, is currently 0.1765. The merger is expected to close in the third quarter of 2014.

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

The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $24,443 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is deductible for tax purposes over 15 years. As of June 30, 2014, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Muvico.

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

NOTE 12—LEASE TERMINATION CHARGES

For the six months ended June 30, 2013, the Company recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately six years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of June 30, 2014, the liability was $1,976. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 during the six months ended June 30, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 13—GUARANTOR SUBSIDIARIES

In June 2012, the Company issued in a registered exchange offer $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. The Senior Secured Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries (the “Guarantor Subsidiaries”): Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc., Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion

Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC, Carmike Motion Pictures Houston, LP.

Subsequent to the issuance of the June 30, 2013 consolidated financial statements, the Company determined it needed to revise its presentation with respect to the supplemental financial information included in this footnote. The revised presentation corrects errors identified in the allocation of interest expense, and the resulting income tax expense, between the Company and its Guarantor Subsidiaries on the consolidating statement of operations, as well as the impact of these revisions on the consolidating balance sheets and statements of cash flows. The Company had previously allocated interest expense between the Company and its Guarantor Subsidiaries while the related debt obligation was recognized only by the Company. These revisions relate solely to transactions between the Company and its subsidiaries and only impact the financial statements presented in this footnote. They do not affect the Company’s consolidated financial statements.

The Company’s consolidating statements of operations are being revised in order to allocate the portion of (A) interest expense, and the related income tax expense, between the Company and its Guarantor Subsidiaries.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of operations for the three months ended June 30, 2013:

Parent Column for the three months ended June 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$2,047	$3,317	A	$5,364
Equity in earnings of subsidiaries	$(4,392)	$(2,243)		$(6,635)
Income before income tax and income from unconsolidated affiliates	$8,440	$(1,056)		$7,384
Income tax expense	$2,016	$(1,078	) A	$938
Income from continuing operations	$6,677	$22		$6,699
Net income	$6,677	$—		$6,677

Guarantor Column for the three months ended June 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$10,299	$(3,317	) A	$6,982
Equity in loss of subsidiaries	$—	$—		$—
Income before income tax and income from unconsolidated affiliates	$6,971	$3,343		$10,314
Income tax expense	$2,739	$1,096	A	$3,835
Income from continuing operations	$4,331	$2,247		$6,578
Net income	$4,392	$2,243		$6,635

Eliminations Column for the three months ended June 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$—	$—		$—
Equity in loss of subsidiaries	$4,392	$2,243		$6,635
Income before income tax and income from unconsolidated affiliates	$(4,392)	$(2,243)		$(6,635)
Income tax expense	$—	$—		$—
Income from continuing operations	$(4,392)	$(2,243)		$(6,635)
Net income	$(4,392)	$(2,243)		$(6,635)

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of operations for the six months ended June 30, 2013:

Parent Column for the six months ended June 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$4,072	$6,638	A	$10,710
Equity in loss (earnings) of subsidiaries	$409	$(3,911)		$(3,502)
Income before income tax and income from unconsolidated affiliates	$2,737	$(2,670)		$67
Income tax expense (benefit)	$1,009	$(2,726	) A	$(1,717)
Income from continuing operations	$893	$56		$949
Net income	$894	$—		$894

Guarantor Column for the six months ended June 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$20,573	$(6,638	) A	$13,935
Equity in loss of subsidiaries	$—	$—		$—
(Loss) income before income tax and income from unconsolidated affiliates	$(1,119)	$6,734		$5,615
Income tax (benefit) expense	$(550)	$2,787	A	$2,237
(Loss) income from continuing operations	$(397)	$3,947		$3,550
Net (loss) income	$(409)	$3,911		$3,502

Eliminations Column for the six months ended June 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$—	$—		$—
Equity in earnings of subsidiaries	$(409)	$3,911		$3,502
Income before income tax and income from unconsolidated affiliates	$409	$(3,911)		$(3,502)
Income tax expense	$—	$—		$—
Income (loss) from continuing operations	$409	$(3,911)		$(3,502)
Net income	$409	$(3,911)		$(3,502)

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

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of cash flows for the six months ended June 30, 2013:

Parent Column for the six months ended June 30, 2013	As Previously Reported	Adjustments for non-cash activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$16,853	$(6,638)		$10,215
Cash flows from investing activities: Intercompany	$—	$5,576	B,C	$5,576
Net cash (used in) provided by investing activities	$(3,159)	$5,576		$2,417
Cash flows from financing activities: Intercompany	$5,576	$(5,576	) B,C	$—
Net cash provided by (used in) financing activities	$5,192	$(5,576)		$(384)

Guarantor Column for the six months ended June 30, 2013	As Previously Reported	Adjustments for non-cash activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$15,036	$6,638		$21,674
Cash flows from investing activities: Intercompany	$—	$—	B,C	$—
Net cash used in investing activities	$(11,372)	$—		$(11,372)
Cash flows from financing activities: Intercompany	$(5,576)	$—	B,C	$(5,576)
Net cash used in financing activities	$(7,345)	$—		$(7,345)

Eliminations Column for the six months ended June 30, 2013	As Previously Reported	Adjustments for non-cash activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$—	$—		$—
Cash flows from investing activities: Intercompany	$—	$(5,576	) B,C	$(5,576)
Net cash used in investing activities	$—	$(5,576)		$(5,576)
Cash flows from financing activities: Intercompany	$—	$5,576	B,C	$5,576
Net cash provided by financing activities	$—	$5,576		$5,576

The Company is providing the following condensed consolidating financial statement information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$111,815	$33,190	$—	$145,005
Restricted cash	408	—	—	408
Accounts receivable	9,581	6,114	(5,242)	10,453
Inventories	769	2,967	—	3,736
Deferred income tax asset	4,693	—	(697)	3,996
Prepaid expenses and other current assets	25,374	9,539	(19,848)	15,065

Total current assets	152,640	51,810	(25,787)	178,663

Property and equipment:
Land	11,864	41,902	—	53,766
Buildings and building improvements	48,163	294,551	—	342,714
Leasehold improvements	22,620	147,730	—	170,350
Assets under capital leases	8,675	40,995	—	49,670
Equipment	71,422	193,036	—	264,458
Construction in progress	7,444	5,288	—	12,732

Total property and equipment	170,188	723,502	—	893,690
Accumulated depreciation and amortization	(89,154)	(336,091)	—	(425,245)

Property and equipment, net of accumulated depreciation	81,034	387,411	—	468,445
Intercompany receivables	95,776	—	(95,776)	—
Investments in subsidiaries	178,736	—	(178,736)	—
Goodwill	7,662	67,465	—	75,127
Intangible assets, net of accumulated amortization	—	906	—	906
Investments in unconsolidated affiliates	4,788	825	—	5,613
Deferred income tax asset	57,237	43,382	—	100,619
Other	12,220	7,284	—	19,504

Total assets	$590,093	$559,083	$(300,299)	$848,877

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$38,466	$10,796	$(5,242)	$44,020
Accrued expenses	26,002	42,127	(20,545)	47,584
Current maturities of capital leases and long-term financing obligations	979	7,623	—	8,602

Total current liabilities	65,447	60,546	(25,787)	100,206

Long-term liabilities:
Long-term debt	209,655	—	—	209,655
Capital leases and long-term financing obligations, less current maturities	32,021	201,899	—	233,920
Intercompany liabilities	—	95,776	(95,776)	—
Deferred revenue	31,248	—	—	31,248
Other	5,725	22,126	—	27,851

Total long-term liabilities	278,649	319,801	(95,776)	502,674

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	702	1	(1)	702
Treasury stock	(13,397)	—	—	(13,397)
Paid-in capital	441,913	260,013	(260,013)	441,913
Accumulated deficit	(183,221)	(81,278)	81,278	(183,221)

Total stockholders’ equity	245,997	178,736	(178,736)	245,997

Total liabilities and stockholders’ equity	$590,093	$559,083	$(300,299)	$848,877

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$99,153	$44,714	$—	$143,867
Restricted cash	352	—	—	352
Accounts receivable	7,282	9,138	(7,907)	8,513
Inventories	766	2,925	—	3,691
Deferred income tax asset	4,162	—	(324)	3,838
Prepaid expenses and other current assets	9,071	9,314	(3,740)	14,645

Total current assets	120,786	66,091	(11,971)	174,906

Property and equipment:
Land	12,080	41,902	—	53,982
Buildings and building improvements	48,104	292,855	—	340,959
Leasehold improvements	22,040	142,035	—	164,075
Assets under capital leases	8,675	40,995	—	49,670
Equipment	70,045	183,845	—	253,890
Construction in progress	3,613	3,588	—	7,201

Total property and equipment	164,557	705,220	—	869,777
Accumulated depreciation and amortization	(84,861)	(317,161)	—	(402,022)

Property and equipment, net of accumulated depreciation	79,696	388,059	—	467,755
Intercompany receivables	112,209	—	(112,209)	—
Investments in subsidiaries	175,042	—	(175,042)	—
Goodwill	6,912	67,465	—	74,377
Intangible assets, net of accumulated amortization	—	957	—	957
Investments in unconsolidated affiliates	6,188	885	—	7,073
Deferred income tax asset	56,858	43,185	—	100,043
Other assets	12,922	6,588	—	19,510

Total assets	$570,613	$573,230	$(299,222)	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34,766	$16,462	$(7,907)	$43,321
Accrued expenses	9,731	36,912	(4,064)	42,579
Current maturities of capital leases and long-term financing obligations	836	6,034	—	6,870

Total current liabilities	45,333	59,408	(11,971)	92,770

Long-term liabilities:
Long-term debt	209,619	—	—	209,619
Capital leases and long-term financing obligations, less current maturities	32,497	206,266	—	238,763
Intercompany liabilities	—	112,209	(112,209)	—
Deferred revenue	31,827	—	—	31,827
Other	5,526	20,305	—	25,831

Total long-term liabilities	279,469	338,780	(112,209)	506,040

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	698	1	(1)	698
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	440,306	260,013	(260,013)	440,306
Accumulated deficit	(183,279)	(84,972)	84,972	(183,279)

Total stockholders’ equity	245,811	175,042	(175,042)	245,811

Total liabilities and stockholders’ equity	$570,613	$573,230	$(299,222)	$844,621

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$16,636	$98,480	$—	$115,116
Concessions and other	19,458	57,426	(9,013)	67,871

Total operating revenues	36,094	155,906	(9,013)	182,987

Operating costs and expenses:
Film exhibition costs	9,365	55,069	—	64,434
Concession costs	1,206	6,771	—	7,977
Salaries and benefits	3,892	19,595	—	23,487
Theatre occupancy costs	3,095	17,859	—	20,954
Other theatre operating costs	5,689	31,869	(9,013)	28,545
General and administrative expenses	5,824	704	—	6,528
Depreciation and amortization	2,195	9,732	—	11,927
Loss on sale of property and equipment	383	12	—	395
Impairment of long-lived assets	—	—	—	—

Total operating costs and expenses	31,649	141,611	(9,013)	164,247

Operating income	4,445	14,295	—	18,740
Interest expense	5,513	7,487	—	13,000
Equity in earnings of subsidiaries	(4,187)	—	4,187	—

Income before income tax and (loss) income from unconsolidated affiliates	3,119	6,808	(4,187)	5,740
Income tax (benefit) expense	(342)	2,734	—	2,392
(Loss) income from unconsolidated affiliates	(239)	113	—	(126)

Net income	$3,222	$4,187	$(4,187)	$3,222

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$14,615	$92,652	$—	$107,267
Concessions and other	17,464	53,346	(8,552)	62,258

Total operating revenues	32,079	145,998	(8,552)	169,525

Operating costs and expenses:
Film exhibition costs	8,112	52,720	—	60,832
Concession costs	1,124	6,559	—	7,683
Salaries and benefits	3,221	18,078	—	21,299
Theatre occupancy costs	1,729	14,293	—	16,022
Other theatre operating costs	4,463	28,001	(8,552)	23,912
General and administrative expenses	5,425	607	—	6,032
Depreciation and amortization	1,869	8,355	—	10,224
Gain on sale of property and equipment	—	(21)	—	(21)
Impairment of long-lived assets	23	110	—	133

Total operating costs and expenses	25,966	128,702	(8,552)	146,116

Operating income	6,113	17,296	—	23,409
Interest expense	5,364	6,982	—	12,346
Equity in earnings of subsidiaries	(6,635)	—	6,635	—

Income before income tax and income from unconsolidated affiliates	7,384	10,314	(6,635)	11,063
Income tax expense	938	3,835	—	4,773
Income from unconsolidated affiliates	253	99	—	352

Income from continuing operations	6,699	6,578	(6,635)	6,642
(Loss) income from discontinued operations	(22)	57	—	35

Net income	$6,677	$6,635	$(6,635)	$6,677

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$30,873	$181,814	$—	$212,687
Concessions and other	36,920	109,072	(16,769)	129,223

Total operating revenues	67,793	290,886	(16,769)	341,910

Operating costs and expenses:
Film exhibition costs	17,155	100,168	—	117,323
Concession costs	2,382	12,714	—	15,096
Salaries and benefits	7,519	37,502	—	45,021
Theatre occupancy costs	6,255	35,060	—	41,315
Other theatre operating costs	11,829	62,867	(16,769)	57,927
General and administrative expenses	12,669	1,357	—	14,026
Depreciation and amortization	4,388	19,310	—	23,698
Loss (gain) on sale of property and equipment	376	(48)	—	328
Impairment of long-lived assets	3	355	—	358

Total operating costs and expenses	62,576	269,285	(16,769)	315,092

Operating income	5,217	21,601	—	26,818
Interest expense	11,028	15,088	—	26,116
Equity in earnings of subsidiaries	(3,932)	—	3,932	—

(Loss) income before income tax and (loss) income from unconsolidated affiliates	(1,879)	6,513	(3,932)	702
Income tax (benefit) expense	(2,358)	2,740	—	382
(Loss) income from unconsolidated affiliates	(418)	208	—	(210)

Income from continuing operations	61	3,981	(3,932)	110
Loss from discontinued operations	(3)	(49)	—	(52)

Net income	$58	$3,932	$(3,932)	$58

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2013 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$25,764	$162,558	$—	$188,322
Concessions and other	31,370	94,139	(15,023)	110,486

Total operating revenues	57,134	256,697	(15,023)	298,808

Operating costs and expenses:
Film exhibition costs	14,096	89,752	—	103,848
Concession costs	2,015	11,596	—	13,611
Salaries and benefits	6,108	33,555	—	39,663
Theatre occupancy costs	3,360	27,876	—	31,236
Other theatre operating costs	9,654	53,075	(15,023)	47,706
General and administrative expenses	10,854	1,193	—	12,047
Lease termination charges	—	3,063	—	3,063
Depreciation and amortization	3,745	16,680	—	20,425
Loss on sale of property and equipment	4	55	—	59
Impairment of long-lived assets	23	302	—	325

Total operating costs and expenses	49,859	237,147	(15,023)	271,983

Operating income	7,275	19,550	—	26,825
Interest expense	10,710	13,935	—	24,645
Equity in earnings of subsidiaries	(3,502)	—	3,502	—

Income before income tax and (loss) income from unconsolidated affiliates	67	5,615	(3,502)	2,180
Income tax (benefit) expense	(1,717)	2,237	—	520
(Loss) income from unconsolidated affiliates	(835)	172	—	(663)

Income from continuing operations	949	3,550	(3,502)	997
Loss from discontinued operations	(55)	(48)	—	(103)

Net income	$894	$3,502	$(3,502)	$894

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$546	$26,850	$—	$27,396
Cash flows from investing activities:
Purchases of property and equipment	(2,651)	(18,931)	—	(21,582)
Proceeds from sale of property and equipment	232	41	—	273
Intercompany receivable	16,450	—	(16,450)	—
Investment in unconsolidated affiliates	—	(5)	—	(5)
Other investing activities	(56)	—	—	(56)

Net cash provided by (used in) investing activities	13,975	(18,895)	(16,450)	(21,370)
Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(394)	(3,029)	—	(3,423)
Proceeds from sale of stock options	18	—	—	18
Purchase of treasury stock	(1,483)	—	—	(1,483)
Intercompany payable	—	(16,450)	16,450	—

Net cash used in financing activities	(1,859)	(19,479)	16,450	(4,888)

Increase in cash and cash equivalents	12,662	(11,524)	—	1,138
Cash and cash equivalents at beginning of period	99,153	44,714	—	143,867

Cash and cash equivalents at end of period	$111,815	$33,190	$—	$145,005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2013 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,215	$21,674	$—	$31,889
Cash flows from investing activities:
Purchases of property and equipment	(3,444)	(10,247)	—	(13,691)
Theatre acquistions	—	(1,349)	—	(1,349)
Proceeds from sale of property and equipment	5	224	—	229
Intercompany receivable	5,576	—	(5,576)	—
Other investing activities	280	—	—	280

Net cash provided by (used in) investing activities	2,417	(11,372)	(5,576)	(14,531)
Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(210)	(1,769)	—	(1,979)
Purchase of treasury stock	(174)	—	—	(174)
Intercompany payable	—	(5,576)	5,576	—

Net cash used in financing activities	(384)	(7,345)	5,576	(2,153)

Increase in cash and cash equivalents	12,248	2,957	—	15,205
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	$61,341	$22,395	$—	$83,736

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2014 we owned, operated or had an interest in 253 theatres with 2,670 screens located in 37 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2014, we had 251 theatres with 2,650 screens on a digital-based platform, including 234 theatres with 991 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

Theatre labor includes a fixed cost component that represents the minimum staffing needed to operate a theatre and a variable component that fluctuates in relation to revenues as theatre staffing is adjusted to address changes in attendance. Facility lease expense is primarily a fixed cost as most of our leases require a fixed monthly rent payment. Certain leases are subject to percentage rent clauses that require payments of amounts based on the level of revenue achieved at the theatre-level. Other occupancy costs are substantially fixed. Other theatre operating costs consist primarily of taxes and licenses, insurance, credit and debit card fees, supplies and other miscellaneous theatre costs.

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

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On May 15, 2014, we announced that we had entered into a definitive merger agreement with Digital Cinema Destination Corp. (“Digiplex”) to acquire 21 theatres and 206 screens located in 9 states. On November 19, 2013, we completed our acquisition of 9 theatres and 147 screens from Muvico Entertainment, L.L.C. for $30.6 million in cash and the assumption of lease-related financing obligations in the amount of $19.1 million. In addition, we continue to pursue opportunities for organic growth through new theatre development. During the six months ended June 30, 2014, we opened three theatres and 29 screens. We anticipate opening up to seven new build-to-suit theatres in 2014. We intend to include one large-format auditorium in each of our new build-to-suit theatres.

As of June 30, 2014, we operated 39 large-format auditoriums, including 24 Big D auditoriums, 13 IMAX auditoriums and 2 MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of June 30, 2014, three of the ten IMAX theatre systems had been installed.

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

We also generate revenues through our on-screen advertising agreement with Screenvision Exhibition, Inc. (“Screenvision”). In October 2010, we finalized the modification of our long-term exhibition agreement with Screenvision and received a cash payment of $30.0 million from Screenvision in January 2011. In addition, on October 14, 2010, we received, for no additional consideration, Class C membership units, representing, as of that date, approximately 20% of the issued and outstanding membership units of SV Holdco, LLC (“SV Holdco”). SV Holdco is a holding company that owns and operates the Screenvision business through a subsidiary entity.

On May 5, 2014, National CineMedia, Inc. (“NCM”) entered into a definitive merger agreement with Screenvision, a subsidiary of SV Holdco, pursuant to which NCM will acquire Screenvision for $225.0 million in cash and $150.0 million of NCM’s common stock. We believe that this transaction, if consummated, will result in a gain on our investment in SV Holdco but we are currently unable to estimate the impact of this transaction.

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and June 30, 2013

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average theatres	253	244	252	245
Average screens	2,667	2,468	2,664	2,475
Average attendance per screen (1)	5,840	6,054	10,934	10,731
Average admission per patron (1)	$7.39	$7.22	$7.30	$7.13
Average concessions and other sales per patron (1)	$4.36	$4.19	$4.43	$4.19
Total attendance (in thousands) (1)	15,574	14,941	29,152	26,561
Total operating revenues (in thousands)	$182,987	$169,525	$341,910	$298,808

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total operating revenues increased approximately 8.0% to $183.0 million for the three months ended June 30, 2014 compared to $169.5 million for the three months ended June 30, 2013, due to an increase in total attendance from 14.9 million in the second quarter of 2013 to 15.6 million for the second quarter of 2014, an increase in average admissions per patron from $7.22 in the second quarter of 2013 to $7.39 for the second quarter of 2014 and an increase in average concessions and other sales per patron from $4.19 in the second quarter of 2013 to $4.36 in the second quarter of 2014. Excluding the acquired Muvico theatres, total operating revenues decreased 2.2% to $165.7 million. The decrease in total revenues, excluding the acquired Muvico theatres, was due to a decrease in total attendance from 14.9 million to 14.4 million, partially offset by an increase in average admissions per patron from $7.22 to $7.25 and an increase in average concessions and other sales per patron from $4.19 to $4.28. Excluding the Muvico theatres, attendance and attendance per screen were down period over period primarily due to a less favorable movie slate during the second quarter of 2014. Average admission per patron and average concessions and other sales per patron increased primarily due to higher per patron spending at the acquired Muvico theatres.

Total operating revenues increased approximately 14.4% to $341.9 million for the six months ended June 30, 2014 compared to $298.8 million for the six months ended June 30, 2013, due to an increase in total attendance from 26.6 million for the 2013 period to 29.2 million for the 2014 period, an increase in average admissions per patron from $7.13 for the 2013 period to $7.30 for the 2014 period and an increase in average concessions and other sales per patron from $4.19 for the 2013 period to $4.43 for the 2014 period. Excluding the acquired Muvico theatres, total operating revenues increased 3.8% to $310.2 million. The increase in total revenues, excluding the acquired Muvico theatres, was due to an increase in total attendance from 26.6 million to 27.0 million, an increase in average admissions per patron from $7.13 to $7.15 and an increase in average concessions and other sales per patron from $4.19 to $4.36. Attendance and attendance per screen were up period over period due principally to a more favorable movie slate during the first quarter of 2014 and the acquired Muvico theatres. Average admissions per patron and concessions and other sales per patron increased primarily due to higher per patron spending at the acquired Muvico theatres.

Admissions revenue increased approximately 7.3% to $115.1 million for the three months ended June 30, 2014 from $107.3 million for the same period in 2013, due to an increase in total attendance from 14.9 million in the second quarter of 2013 to 15.6 million for the second quarter of 2014 and an increase in average admissions per patron from $7.22 in the second quarter of 2013 to $7.39 for the second quarter of 2014. Excluding admissions revenue of $10.9 million from the acquired Muvico theatres, admissions revenue decreased 2.9% to $104.2 million in 2014 from $107.3 million in 2013.

Admissions revenue increased approximately 13.0% to $212.7 million for the six months ended June 30, 2014 from $188.3 million for the same period in 2013, due to an increase in total attendance from 26.6 million for the six months ended June 30, 2013 to 29.2 million for the six months ended June 30, 2014 and an increase in average admissions per patron from $7.13 for the 2013 period to $7.30 for the 2014 period. Excluding admissions revenue of $19.9 million from the acquired Muvico theatres, admissions revenue increased 2.4% to $192.8 million in 2014 from $188.3 million in 2013.

Concessions and other revenue increased approximately 9.0% to $67.9 million for the three months ended June 30, 2014 compared to $62.3 million for the same period in 2013 due to an increase in total attendance from 14.9 million for the three months ended June 30, 2013 to 15.6 million for the three months ended June 30, 2014 and an increase in average concessions and other sales per patron from $4.19 in the second quarter of 2013 to $4.36 for the second quarter of 2014. Excluding concessions and other revenues from the acquired Muvico theatres, concessions and other revenues decreased 1.3% to $61.5 million in 2014 from $62.3 million in 2013.

Concessions and other revenue increased approximately 16.9% to $129.2 million for the six months ended June 30, 2014 compared to $110.5 million for the same period in 2013 due to an increase in total attendance from 26.6 million for the six months ended June 30, 2013 to 29.2 million for the six months ended June 30, 2014 and an increase in average concessions and other sales per patron from $4.19 for the 2013 period to $4.43 for the 2014 period. Excluding concessions and other revenues from the acquired Muvico theatres, concessions and other revenues increased 6.3% to $117.5 million in the 2014 period from $110.5 million in the 2013 period.

We operated 253 theatres with 2,670 screens at June 30, 2014 compared to 245 theatres with 2,476 screens at June 30, 2013.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
($’s in thousands)	2014	2013	% Change	2014	2013	% Change
Film exhibition costs	$64,434	$60,832	6	$117,323	$103,848	13
Concession costs	$7,977	$7,683	4	$15,096	$13,611	11
Salaries and benefits	$23,487	$21,299	10	$45,021	$39,663	14
Theatre occupancy costs	$20,954	$16,022	31	$41,315	$31,236	32
Other theatre operating costs	$28,545	$23,912	19	$57,927	$47,706	21
Lease termination charges	$—	$—	—	$—	$3,063	n/m
General and administrative expenses	$6,528	$6,032	8	$14,026	$12,047	16
Depreciation and amortization	$11,927	$10,224	17	$23,698	$20,425	16
Loss (gain) on sale of property and equipment	$395	$(21)	n/m	$328	$(59)	n/m
Impairment of long-lived assets	$—	$133	n/m	$358	$325	10

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2014 increased to $64.4 million as compared to $60.8 million for the three months ended June 30, 2013 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 56.0% and 56.7% for the three months ended June 30, 2014 and 2013, respectively. Excluding the acquired Muvico theatres, film exhibition costs for the three months ended June 30, 2014 decreased to $58.2 million as compared to $60.8 million for the three months ended June 30, 2013 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the acquired Muvico theatres, film exhibition costs were 55.8% for the three months ended June 30, 2014 as compared to 56.7% for the three months ended June 30, 2013.

Film exhibition costs for the six months ended June 30, 2014 increased to $117.3 million as compared to $103.8 million for the six months ended June 30, 2013 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 55.2% and 55.1% for the six months ended June 30, 2014 and 2013, respectively. Excluding the acquired Muvico theatres, film exhibition costs for the six months ended June 30, 2014 increased to $106.2 million as compared to $103.8 million for the six months ended June 30, 2013 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Muvico theatres, film exhibition costs were 55.1% for the six months ended June 30, 2014 and June 30, 2013.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended June 30, 2014 increased to $8.0 million compared to $7.7 million for the three months ended June 30, 2013 due to increased concessions sales resulting from increased attendance during the three months ended June 30, 2014. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2014 were 11.8% as compared to 12.3% for the three months ended June 30, 2013. Excluding the acquired Muvico theatres, concession costs for the three months ended June 30, 2014 decreased to $6.9 million as compared to $7.7 million for the three months ended June 30, 2013. Excluding the acquired Muvico theatres, as a percentage of concessions and other revenues, concessions costs were 11.2% for the three months ended June 30, 2014 as compared to 12.3% for the three months ended June 30, 2013. The decrease in concession costs as a percentage of concessions and other revenues for the three months ended June 30, 2014 was due primarily to a decrease in the cost of concession supplies.

Concession costs for the six months ended June 30, 2014 increased to $15.1 million compared to $13.6 million for the six months ended June 30, 2013 due to increased concessions sales resulting from increased attendance during the six months ended June 30, 2014. As a percentage of concessions and other revenues, concession costs for the six months ended June 30, 2014 were 11.7% as compared to 12.3% for the six months ended June 30, 2013. The decrease in concession costs as a percentage of concessions and other revenues was due primarily to a decrease in the cost of concession supplies as well as discounts and other promotional activities. Excluding the acquired Muvico theatres, concession costs for the six months ended June 30, 2014 decreased to $13.2 million as compared to $13.6 million for the six months ended June 30, 2013. Excluding the acquired Muvico theatres, as a percentage of concessions and other revenues, concessions costs were 11.2% for the six months ended June 30, 2014 as compared to 12.3% for the six months ended June 30, 2013.

Salaries and benefits. Salaries and benefits increased $2.2 million from $21.3 million for the three months ended June 30, 2013 to $23.5 million for the three months ended June 30, 2014. Excluding the acquired Muvico theatres, salaries and benefits remained consistent at $21.3 million. Salaries and benefits increased $5.3 million from $39.7 million for the six months ended June 30, 2013 to $45.0 million for the six months ended June 30, 2014. Excluding the acquired Muvico theatres, salaries and benefits increased approximately $1.0 million to $40.7 million.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended June 30, 2014 increased $5.0 million to $21.0 million as compared to $16.0 million for the three months ended June 30, 2013. Excluding the acquired Muvico theatres, theatre occupancy costs increased $2.2 million to $18.2 million. The increase in theatre occupancy costs for the three months ended June 30, 2014 is due primarily to 1) an increase in rent expense of $1.9 million associated with the opening of 4 theatres and 56 screens subsequent to the end of the second quarter of 2013, partially offset by the closure of 8 theatres and 55 screens since the end of the second quarter of 2013; 2) an increase in deferred rent of $0.4 million and 3) an increase in other lease costs of approximately $0.3 million; partially offset by a decrease in contingent rent of approximately $0.3 million during the second quarter of 2014 compared to the second quarter of 2013. Theatre occupancy costs for the six months ended June 30, 2014 increased $10.1 million to $41.3 million as compared to $31.2 million for the six months ended June 30, 2013. Excluding the acquired Muvico theatres, theatre occupancy costs increased $4.6 million to $35.8 million. The increase in theatre occupancy costs for the six months ended June 30, 2014 is due primarily to 1) an increase in rent expense of $3.6 million associated with the opening of 4 theatres and 56 screens subsequent to the end of the second quarter of 2013, partially offset by the closure of 8 theatres and 55 screens since the end of the second quarter of 2013; and 2) an increase in other lease costs of approximately $0.8 million.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2014 increased to $28.5 million as compared to $23.9 million for the three months ended June 30, 2013. Excluding the acquired Muvico theatres, other theatre operating costs for the three months ended June 30, 2014 increased to $25.7 million as compared to $23.9 million for the three months ended June 30, 2013. The increase in our other theatre operating costs was partially due to increases in utilities expense of $0.2 million, repairs and maintenance expense of $0.2 million and property taxes of $0.2 million. Other theatre operating costs for the six months ended June 30, 2014 increased to $57.9 million as compared to $47.7 million for the six months ended June 30, 2013. Excluding the acquired Muvico theatres, other theatre operating costs for the six months ended June 30, 2014 increased to $52.3 million as compared to $47.7 million for the six months ended June 30, 2013. The increase in our other theatre operating costs was partially due to increases in utilities expense of $1.1 million, insurance costs of $0.3 million, repairs and maintenance expense of $0.5 million and credit card fees of $0.4 million.

General and administrative expenses. General and administrative expenses increased to $6.5 million for the three months ended June 30, 2014 compared to $6.0 million for the three months ended June 30, 2013. The increase in general and administrative expenses during the three months ended June 30, 2014 was primarily the result of increases in professional fees of $0.5 million related primarily to acquisition activities. General and administrative expenses increased to $14.0 million for the six months ended June 30, 2014 compared to $12.0 million for the six months ended June 30, 2013. The increase in general and administrative expenses during the six months ended June 30, 2014 was primarily the result of increases in professional fees of $1.4 million related primarily to acquisition activities.

Depreciation and amortization. Depreciation and amortization expenses increased to $11.9 million for the three months ended June 30, 2014 as compared to $10.2 million for the three months ended June 30, 2013. Depreciation and amortization expenses increased to $23.7 million for the six months ended June 30, 2014 as compared to $20.4 million for the six months ended June 30, 2013. The increase in depreciation and amortization expenses for the three and six months ended June 30, 2014 was primarily due to a combination of higher balances of property and equipment due to recent theatre openings and acquisitions.

Net loss (gain) on sales of property and equipment. We recognized a loss on the sale of property and equipment of $0.4 million for the three months ended June 30, 2014 and a gain on the sale of property and equipment of $21 thousand for the three months ended June 30, 2013. We recognized a loss on the sale of property and equipment of $0.3 million for the six months ended June 30, 2014 and a gain on the sale of property and equipment of $59 thousand for the six months ended June 30, 2013.

Impairment of long-lived assets. We did not record any impairment charges for the three months ended June 30, 2014. Impairment of long-lived assets was $0.1 million for the three months ended June 30, 2013. Impairment of long-lived assets was $0.4 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The impairment charges for the six months ended June 30, 2014 and for the three and six months ended June 30, 2013 primarily resulted from the continued deterioration of previously impaired theatres.

Operating income. Operating income for the three months ended June 30, 2014 decreased to $18.7 million from $23.4 million for the three months ended June 30, 2013. As a percentage of total operating revenues, operating income for the three months ended June 30, 2014 was 10.2% as compared to 13.8% for the three months ended June 30, 2013. This fluctuation is primarily a result of an increase in fixed operating costs associated with theatres acquired during 2013, a decrease in total attendance for the three months ended June 30, 2014 and the factors described above. Operating income for the six months ended June 30, 2014 decreased to $26.8 million from $26.8 million for the six months ended June 30, 2013. As a percentage of total operating revenues, operating income for the six months ended June 30, 2014 was 7.8% as compared to 9.0% for the six months ended June 30, 2013. This fluctuation is primarily a result of an increase in fixed operating costs associated with theatres acquired during 2013, partially offset by an increase in total attendance for the six months ended June 30, 2014 attributable to the acquired theatres and the factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2014 and 2013 was $13.0 million and $12.3 million, respectively. Interest expense, net for the six months ended June 30, 2014 and 2013 was $26.1 million and $24.6 million, respectively. Interest expense increased for the three and six months ended June 30, 2014 primarily due to interest expense associated with financing obligations assumed from theatres acquired during 2013.

Income tax. During the three months ended June 30, 2014 and 2013, we recorded income tax expense of $2.4 million and $4.8 million, respectively, and during the six months ended June 30, 2014 and 2013, we recorded income tax expense of $0.4 million and $0.5 million, respectively. At June 30, 2014 and December 31, 2013, our consolidated deferred tax assets were $104.6 million and $103.9 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three and six months ended June 30, 2014 was 42.6% and 77.6%, respectively. Our tax rate for the three and six months ended June 30, 2014 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and the impact of changes in state tax laws on deferred taxes.

Income (loss) from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. We did not close any theatres during the six months ended June 30, 2014 prior to the adoption of ASU 2014-08 and therefore did not classify any closed theatres as discontinued operations. We did not close any theatres during the three months ended June 30, 2013. During the six months ended June 30, 2013, we closed seven theatres. We classified one theatre as discontinued operations during the six months ended June 30, 2013. We reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of this theatre have been eliminated from our continuing operations, and we will not have any continuing involvement in its operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $79.2 million as of June 30, 2014 compared to a working capital surplus of $82.1 million at December 31, 2013. The working capital surplus in 2014 and 2013 resulted from proceeds of $88.0 million received from our common stock offering in July 2013.

At June 30, 2014, we had available borrowing capacity of $25 million under our revolving Credit Facility and approximately $145.0 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $143.9 million in cash and cash equivalents at December 31, 2013. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $27.4 million for the six months ended June 30, 2014 compared to net cash provided by operating activities of $31.9 million for the six months ended June 30, 2013. Cash provided by operating activities was lower for the six months ended June 30, 2014 due primarily to a decrease in accounts payable of $0.6 million during the six months ended June 30, 2014 and decreased operating revenues resulting from less attendance in 2014, partially offset by increased admissions revenue per patron and concession and other revenues per patron. Net cash used in investing activities was $21.4 million for the six months ended June 30, 2014 compared to $14.5 million for the six months ended June 30, 2013. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment. Capital expenditures were $21.6 million and $13.7 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures for the 2014 and 2013 periods related primarily to recently constructed build-to-suit theatres. Net cash used in financing activities was $4.9 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively. The net cash used in financing activities for the six months ended June 30, 2014 and 2013 was primarily due to repayments of capital leases and financing obligations.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed one theatre during the first six months of 2014 and estimate closing approximately four theatres for the full year 2014.

We plan to incur approximately $40 million in capital expenditures for calendar year 2014. We plan to open up to seven new build-to-suit theatres in 2014 and expect to include one large format digital screen in all new build-to-suit theatres. As of June 30, 2014, we have 24 Big D auditoriums, 13 IMAX auditoriums and 2 MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

As of June 30, 2014, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.3 to Carmike’s Registration Statement on Form S-4 (File No. 333-196905), filed on June 19, 2014, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

10.1	Carmike Cinemas, Inc. 2014 Incentive Stock Plan, as amended and restated (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on April 18, 2014, and incorporated herein by reference).

10.2	Carmike Cinemas, Inc. Employee Stock Purchase Plan (filed as Appendix B to Carmike’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on April 18, 2014 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as detailed text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: August 4, 2014	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2014	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)