Form 10-Q
period 2014-09-30
CARMIKE CINEMAS INC
filed 2014-11-04
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 24,418,840 shares outstanding as of October 25, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$96,239	$143,867
Restricted cash	451	352
Accounts receivable	12,967	8,513
Inventories	3,377	3,691
Deferred income tax asset	3,996	3,838
Prepaid expenses and other current assets	18,062	14,645

Total current assets	135,092	174,906

Property and equipment:
Land	53,563	53,982
Buildings and building improvements	344,467	340,959
Leasehold improvements	177,471	164,075
Assets under capital leases	50,398	49,670
Equipment	278,544	253,890
Construction in progress	16,418	7,201

Total property and equipment	920,861	869,777
Accumulated depreciation and amortization	(429,274)	(402,022)

Property and equipment, net of accumulated depreciation	491,587	467,755

Goodwill	128,209	74,377
Intangible assets, net of accumulated amortization	3,146	957
Investments in unconsolidated affiliates (Note 10)	5,863	7,073
Deferred income tax asset	105,273	100,043
Other	19,131	19,510

Total assets	$888,301	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$31,784	$43,321
Accrued expenses	55,889	42,579
Current maturities of capital leases and long-term financing obligations	9,029	6,870

Total current liabilities	96,702	92,770

Long-term liabilities:
Long-term debt	209,672	209,619
Capital leases and long-term financing obligations, less current maturities	232,571	238,763
Deferred revenue	30,959	31,827
Other	31,034	25,831

Total long-term liabilities	504,236	506,040

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 24,933,911 shares issued and 24,418,840 shares outstanding at September 30, 2014, and 23,528,038 shares issued and 23,059,959 shares outstanding at December 31, 2013	744	698
Treasury stock, 515,071 and 468,079 shares at cost at September 30, 2014 and December 31, 2013, respectively	(13,397)	(11,914)
Paid-in capital	489,994	440,306
Accumulated deficit	(189,978)	(183,279)

Total stockholders’ equity	287,363	245,811

Total liabilities and stockholders’ equity	$888,301	$844,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$100,173	$102,321	$312,860	$290,643
Concessions and other	62,459	61,858	191,682	172,344

Total operating revenues	162,632	164,179	504,542	462,987
Operating costs and expenses:
Film exhibition costs	54,698	56,242	172,021	160,090
Concession costs	7,318	8,283	22,414	21,895
Salaries and benefits	22,947	21,879	67,968	61,542
Theatre occupancy costs	21,782	16,951	63,097	48,187
Other theatre operating costs	31,357	27,094	89,285	74,800
Severance agreement charges	—	102	—	102
General and administrative expenses	8,413	6,621	22,439	18,668
Lease termination charges (Note 12)	—	—	—	3,063
Depreciation and amortization	12,206	10,577	35,903	31,002
Loss on sale of property and equipment	292	11	620	70
Impairment of long-lived assets	1,198	2,916	1,556	3,241

Total operating costs and expenses	160,211	150,676	475,303	422,660

Operating income	2,421	13,503	29,239	40,327
Interest expense	12,846	12,353	38,962	36,998

(Loss) income before income tax and income from unconsolidated affiliates	(10,425)	1,150	(9,723)	3,329
Income tax (benefit) expense	(2,912)	1,243	(2,530)	1,760
Income from unconsolidated affiliates (Note 10)	756	1,145	546	482

(Loss) income from continuing operations	(6,757)	1,052	(6,647)	2,051
Loss from discontinued operations (Note 6)	—	(43)	(52)	(149)

Net (loss) income	$(6,757)	$1,009	$(6,699)	$1,902

Weighted average shares outstanding:
Basic	23,596	20,985	23,099	18,723
Diluted	23,596	21,501	23,099	19,202

Net (loss) income per common share (Basic and Diluted):
(Loss) income from continuing operations	$(0.29)	$0.05	$(0.29)	$0.11
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net (loss) income	$(0.29)	$0.05	$(0.29)	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(6,699)	$1,902
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,904	31,115
Amortization of debt issuance costs	1,087	1,087
Impairment on long-lived assets	1,556	3,385
Deferred income taxes	1,955	(3,364)
Stock-based compensation	2,419	1,926
Income from unconsolidated affiliates	794	702
Other	432	353
Loss (gain) on sale of property and equipment	620	(15)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(3,500)	1,277
Prepaid expenses and other assets	(4,202)	168
Accounts payable	(18,278)	(7,278)
Accrued expenses and other liabilities	6,019	1,713
Distributions from unconsolidated affiliates	445	378

Net cash provided by operating activities	18,552	33,349

Cash flows from investing activities:
Purchases of property and equipment	(35,476)	(24,748)
Acquired cash in Digiplex acquisition	429	—
(Funding) release of restricted cash	(99)	231
Purchase acquisition	—	—
Investment in unconsolidated affiliates	(109)	—
Theatre acquisitions, net of cash acquired	(16,575)	(12,318)
Proceeds from sale of property and equipment	1,408	740

Net cash used in investing activities	(50,422)	(36,095)

Cash flows from financing activities:
Debt activities:
Repayments of long-term debt	(9,099)	—
Repayments of capital lease and long-term financing obligations	(5,217)	(3,052)
Issuance of common stock	23	88,043
Proceeds from exercise of stock options	18	—
Purchase of treasury stock	(1,483)	(174)

Net cash (used in) provided by financing activities	(15,758)	84,817

(Decrease) increase in cash and cash equivalents	(47,628)	82,071
Cash and cash equivalents at beginning of period	143,867	68,531

Cash and cash equivalents at end of period	$96,239	$150,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,571	$31,690
Income taxes	$497	$5,108

Non-cash investing and financing activities:
Net assets received for shares issued	$47,457	$—
Liabilities assumed in theatre acquisitions	$9,996	$2,285
Non-cash purchases of property and equipment	$6,013	$4,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2014 and 2013

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of September 30, 2014 and December 31, 2013, the results of operations for the three and nine month periods ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first nine months of 2014.

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

The Company periodically closes certain theatres due to an expiring lease, underperformance or the better opportunity to deploy invested capital, and classifies the operations and cash flows as discontinued operations when the Company no longer has operations in a given market. The operations and cash flows associated with these closed theatres are not significant to the Company’s consolidated statement of operations or cash flows. The Company adopted this ASU during its second fiscal quarter of 2014 and does not believe that the majority of future theatre closures will be classified as discontinued operations or will be considered individually significant components.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and nine months ended September 30, 2014, impairment charges aggregated to $1,198 and $1,556, respectively. The impairment charges for the three and nine months ended September 30, 2014 were primarily the result of deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. For the three and nine months ended September 30, 2013, impairment charges aggregated to $2,916 and $3,241, respectively. The impairment charges for the three and nine months ended September 30, 2013 primarily resulted from the impact of competition in a market where the Company operates one theatre and the continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and nine months ended September 30, 2014 was approximately $3,046 and $3,179, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	September 30, 2014	December 31, 2013
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(328)	(381)

Total debt	209,672	209,619
Current maturities	—	—

Total long-term debt	$209,672	$209,619

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at September 30, 2014.

The fair value of the Senior Secured Notes at September 30, 2014 and December 31, 2013 is estimated based on quoted market prices as follows:

	As of September 30,	As of December 31,
	2014	2013
Carrying amount, net	$210,000	$210,000
Fair value	$222,075	$228,375

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

As of September 30, 2014, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $105,100.

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

As of September 30, 2014, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

NOTE 4—INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, except in circumstances as described in the following paragraph, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating the tax positions.

When projected book income for the full year is close to breakeven, the annual effective tax rate becomes volatile and will distort the income tax provision for an interim period due to the nature and amount of our permanent differences. When this happens, we calculate the interim tax provision or benefit using the year-to-date effective tax rate, or discrete method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting.” This method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.

For the three and nine months ended September 30, 2014, the Company has utilized the discrete effective tax rate method. The effective tax rate from continuing operations for the three months ended September 30, 2014 and 2013 was 30.1% and 54.2%, respectively. The effective tax rate from continuing operations for the nine months ended September 30, 2014 and 2013 was 27.6% and 46.2%, respectively. The Company’s tax rate for the three and nine months ended September 30, 2014 differs from the statutory tax rate primarily due to certain merger and acquisition related expenses which are not deductible for income tax purposes, partially offset by state income taxes, changes in uncertain tax positions and the effect of its deferred tax asset due to a change in state tax rates. The Company’s tax rate for the three months ended September 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items, changes in uncertain tax positions and the effect of its deferred tax asset due to a change in state tax rates. The Company’s tax rate for the nine months ended September 30, 2013 differs from the statutory tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions, partially offset by federal employment credits.

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

The Company’s acquisition of Digital Cinema Destination Corp. (“Digiplex”) (see Note 11—Theatre Acquisitions) triggered an ownership change for Digiplex during the third quarter of 2014. The Company has evaluated the impact of this ownership change, and does not believe that the ownership change will significantly limit its ability to utilize net operating losses acquired from Digiplex.

At September 30, 2014 and December 31, 2013, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $109,269 and $103,881, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets, tax planning strategies and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at September 30, 2014 and December 31, 2013, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of September 30, 2014 and December 31, 2013, the amount of unrecognized tax benefits was $125 and $2,764, respectively. The unrecognized tax benefits as of December 31, 2013 were primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (see Note 9—Screenvision Exhibition, Inc.). The Company had recognized a tax basis for these units that was lower than their carrying value for financial statement purposes. However, as this tax position may not have been sustained upon examination, the Company had recorded a deferred tax asset and a related liability for this uncertain tax position. During the three and nine months ended September 30, 2014, the Company recognized a tax benefit of $2,639, less the related deferred tax asset of $2,453, related to its previously unrecognized tax benefits as a result of a lapse of the statute of limitations.

NOTE 5—EQUITY BASED COMPENSATION

In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of September 30, 2014, there were 1,039,809 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. As of September 30, 2014, the Company also had 384,196 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of September 30, 2014, 167,667 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. The Company has determined the achievement of the performance target for the unearned awards is probable.

The Company’s total stock-based compensation expense was approximately $826 and $608 for the three months ended September 30, 2014 and 2013, respectively, and $2,419 and $1,926 for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of September 30, 2014, the Company had approximately $5,807 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first nine months of 2014 or 2013. The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	607,500	$8.88	6.04
Granted	—	$—
Exercised	(2,500)	$7.34		70
Expired	(5,000)	$37.46
Forfeited	—	$—

Outstanding at September 30, 2014	600,000	$8.65	5.33	$13,400

Exercisable on September 30, 2014	600,000	$8.65	5.33	$13,400

Expected to vest September 30, 2014	—	$—	—	$—

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	100,000	$25.95	3.28	$—
Forfeited	—	—	—

Outstanding at September 30, 2014	100,000	$25.95	2.54	$335

Exercisable on September 30, 2014	66,666	$25.95	2.54	$335

Expected to vest September 30, 2014	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	573,353	$12.51
Granted	138,855	$29.44
Vested	(128,437)	$8.80
Forfeited	—	$—

Nonvested at September 30, 2014	583,771	$17.36

NOTE 6—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. The Company did not close any theatres during the nine months ended September 30, 2014 prior to the adoption of ASU 2014-08 and therefore did not classify any closed theatres as discontinued operations during the three and nine months ended September 30, 2014. The Company closed one theatre during the three months ended September 30, 2013 and closed eight theatres during the nine months ended September 30, 2013. During the three and nine months ended September 30, 2013, the Company classified one theatre and two theatres, respectively, as discontinued operations. The Company reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of this theatre have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in its operations.

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

The following table sets forth the summary of activity for discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Revenue from discontinued operations	$—	$879

Operating loss before income taxes	$—	$(46)
Income tax benefit from discontinued operations	—	17
Loss on disposal, before income taxes	—	(22)
Income tax benefit on disposal	—	8

Loss from discontinued operations	$—	$(43)

	Nine Months Ended September 30,
	2014	2013
Revenue from discontinued operations	$1	$2,661

Operating loss before income taxes	$(86)	$(325)
Income tax benefit from discontinued operations	34	123
Gain on disposal, before income taxes	—	85
Income tax expense on disposal	—	(32)

Loss from discontinued operations	$(52)	$(149)

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

NOTE 8—NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses, all common stock equivalents aggregating 624,371 and 619,421 for the three and nine months ended September 30, 2014, respectively, were excluded from the calculation of diluted loss per share given their anti-dilutive effect. Common stock equivalents totaling 15,954 and 26,566 for the three and nine months ended September 30, 2013, respectively, were excluded from the calculation of diluted earnings per share because of a decline in the average market price of the common stock compared to the price on the grant date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic earnings per share:
Net (loss) income	$(6,757)	$1,009	$(6,699)	$1,902
Denominator (shares in thousands):
Denominator for basic earnings per share:
Weighted average shares	23,596	20,985	23,099	18,723
Effect of dilutive shares:
Restricted stock awards	—	241	—	217
Stock options	—	275	—	262

Dilutive potential common shares	—	516	—	479
Denominator for diluted earnings per share:

Adjusted weighted average shares	23,596	21,501	23,099	19,202

Basic (loss) income per share attributable to Carmike stockholders	$(0.29)	$0.05	$(0.29)	$0.10

Diluted (loss) income per share attributable to Carmike stockholders	$(0.29)	$0.05	$(0.29)	$0.10

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

As of September 30, 2014, the Company held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of September 30, 2014, the carrying value of the Company’s ownership interest in SV Holdco is $4,947 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of September 30, 2014.

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

Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of September 30, 2014 and December 31, 2013.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,800 and $2,900 for the three months ended September 30, 2014 and 2013, respectively, and approximately $8,300 and $7,400 for the nine months ended September 30, 2014 and 2013, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $488 and $510 for the three months ended September 30, 2014 and 2013, respectively, and $1,469 and $1,305 for the nine months ended September 30, 2014 and 2013, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $3,085 and $2,375 at September 30, 2014 and December 31, 2013, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the nine months ended September 30, 2014 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2014	$6,188
Equity loss of SV Holdco	(1,241)

Balance at September 30, 2014	$4,947

Deferred revenue	SV Holdco
Balance at January 1, 2014	$32,984
Amortization of up-front payment	(710)
Amortization of Class C units	(158)

Balance at September 30, 2014	$32,116

On May 5, 2014, National CineMedia, Inc. (“NCM”) entered into a definitive merger agreement to acquire Screenvision, a subsidiary of SV Holdco, for $225,000 in cash and $150,000 of NCM’s common stock. If completed, the Company believes that this transaction will result in a gain on its investment in SV Holdco but is currently unable to estimate the impact of this transaction on its condensed consolidated financial statements.

On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to prevent NCM’s acquisition of Screenvision. If NCM’s acquisition of Screenvision is not completed, there will be no impact on the Company’s ownership interest in Screenvision or its long-term exhibition agreement.

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9—Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of September 30,
2014
Assets:
Current assets	$50,555
Noncurrent assets	130,648

Total assets	$181,203

Liabilities:
Current liabilities	$40,419
Noncurrent liabilities	66,994

Total liabilities	$107,413

	Three Months Ended
	September 30, 2014	September 30, 2013
Results of operations:
Revenue	$45,982	$52,526
Operating income	$2,786	$7,123
Income from continuing operations	$1,453	$3,796
Net income	$1,453	$3,796

	Nine Months Ended
	September 30, 2014	September 30, 2013
Results of operations:
Revenue	$113,700	$111,260
Operating loss	$(10,643)	$(8,643)
Loss from continuing operations	$(7,222)	$(6,702)
Net loss	$(7,222)	$(6,702)

A summary of activity in income from unconsolidated affiliates for the nine months ended September 30, 2014 and 2013 is as follows:

	September 30,
Loss from unconsolidated affiliates	2014	2013
Loss from unconsolidated affiliates	$(923)	$(823)
Elimination of intercompany revenue	1,469	1,305

Income from unconsolidated affiliates	$546	$482

NOTE 11—THEATRE ACQUISITIONS

Digiplex

On August 15, 2014, the Company completed its acquisition of Digiplex pursuant to an Agreement and Plan of Merger with Digiplex and Badlands Acquisition Corporation, a wholly-owned subsidiary of the Company. As a result of the acquisition Digiplex is now a wholly-owned subsidiary of the Company. The acquisition of Digiplex supports the Company’s growth strategy. Digiplex operated 21 theatres and 206 screens in 9 U.S. states. Upon completion of the merger, each issued and outstanding share of Digiplex Class A common stock and Class B common stock, except for any shares owned by the Company, Digiplex or any of their respective subsidiaries, was converted into the right to receive 0.1765 shares of the Company’s common stock, referred to as the “exchange ratio,” or approximately 1.4 million shares of the Company’s common stock in the aggregate. In addition to the shares issued, the Company also assumed a note payable of $9,099, which the Company paid subsequent to closing.

In December 2012, Digiplex, together with Start Media LLC (“Start Media”), formed a joint venture, Start Media Digiplex, LLC (“JV”) to acquire theatre assets. As of August 15, 2014, Digiplex owned 34% of the equity of the joint venture. On August 15, 2014, in conjunction with the acquisition, the Company paid cash of $10,978 to Start Media for its 66% interest in the joint venture. Also in connection with the acquisition, the Company paid cash of $181 in lieu of 30,000 shares of Digiplex common stock held in escrow for the former owners of two Digiplex theatres.

Prior to the acquisition, Digiplex had entered into agreements to acquire an additional four theatres and 33 screens (“pipeline theatres”). The Company completed its acquisition of one pipeline theatre and ten screens on August 22, 2014 and two pipeline theatres and 18 screens on September 26, 2014. Total cash consideration paid for the pipeline theatres was approximately $5,400 and resulted in an increase to Goodwill during the three and nine months ended September 30, 2014 of approximately $3,250. The transaction for one pipeline theatre was terminated subsequent to the acquisition. The acquisition of the three pipeline theatres was not significant individually or in the aggregate to the Company’s results of operations for the three and nine months ended September 30, 2014.

The following table summarizes the preliminary purchase price for Digiplex.

Number of shares of Digiplex common stock outstanding at August 15, 2014	7,832
Exchange ratio	0.1765
Number of shares of Carmike common stock—as exchanged	1,382
Carmike common stock price on August 15, 2014	$34.20

Estimated fair value of 1.4 million common shares issued per merger agreement	$47,276
Cash settlement of Start Media joint venture	10,978
Cash settlement of shares held in escrow	181

Total preliminary estimated acquisition consideration	$58,435

The following table summarizes the purchase price allocation for Digiplex based on the fair value of net assets acquired at the acquisition date.

Digiplex
Total purchase price, net of cash received	$58,006
Accounts receivable	515
Other current assets	266

Property and equipment	26,228
Intangible assets	2,190
Other assets	523
Deferred tax assets	6,564
Accounts payable	(3,359)
Accrued expenses	(3,730)
Unfavorable lease obligations	(5,980)
Capital leases assumed	(850)
Assumption of Northlight term loan	(9,099)
Net assets acquired	$13,268

Goodwill	$44,738

The purchase price allocation is preliminary and certain items are subject to change, including the fair value of property and equipment and working capital assets and liabilities. Management believes that the fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $44,738 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is not expected to be deductible for income tax purposes. As of September 30, 2014, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Digiplex. Identifiable intangible assets recognized of $2,190 represent favorable lease obligations and will be amortized to theatre occupancy costs over the respective lease term.

The results of Digiplex’s operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net (loss) income of Digiplex included in the Company’s operating results for the three and nine months ended September 30,

2014 from the acquisition date were $3,889 and $(415), respectively. Acquisition costs related to professional fees incurred as a result of the Digiplex acquisition, during the nine months ended September 30, 2014 were approximately $3,329 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

The following selected comparative unaudited pro forma results of operations information for the three and nine months ended September 30, 2014 and 2013 assumes the Digiplex acquisition occurred at the beginning of fiscal year 2013, and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Digiplex to reflect the fair value adjustments to property and equipment and financing obligations. These fair values also represent Level 3 measures within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements.

	Pro Forma		Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$168,605	$175,648	$531,996	$494,422
Operating income	$1,845	$13,517	$26,995	$40,357
Net (loss) income	$(8,854)	$578	$(9,576)	$1,647
(Loss) income per share:
Basic	$(0.35)	$0.03	$(0.39)	$0.08
Diluted	$(0.35)	$0.03	$(0.39)	$0.08

Muvico

On November 19, 2013, the Company completed its acquisition of nine entertainment complexes and 147 screens in three U.S. states pursuant to the terms of the Membership Interest Purchase Agreement with Muvico Entertainment, L.L.C. (“Muvico”). The acquisition supports the Company’s growth strategy. In consideration for the acquisition, the Company paid $30,608 in cash and the assumption of lease-related financing obligations of approximately $19,101. The purchase price was paid using cash on hand. In addition, the Company incurred contingent liabilities associated with the purchase. The fair value of this contingent consideration as of the acquisition date, which represents the maximum amount of future reimbursement, is $750. The fair value of the contingent consideration and the resulting increase to Goodwill were recorded during the nine months ended September 30, 2014. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

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

The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of property and equipment. The Company expects to continue to obtain information to assist it in determining the fair values during the measurement period. The total non-cash consideration representing liabilities assumed in the Muvico transaction was $23,069.

Management believes that the fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $24,443 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is deductible for tax purposes over 15 years. As of September 30, 2014, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Muvico.

Cinemark

On August 16, 2013, the Company completed its acquisition of three theatres and 52 screens from Cinemark USA, Inc. (“Cinemark”), a wholly-owned subsidiary of Cinemark Holdings, Inc. for $10,500 in cash and the assumption of lease-related financing obligations in the amount of $5,431. During the three and nine months ended September 30, 2014, the Company completed its valuation related to the fair value of the net assets acquired from Cinemark which resulted in an increase to Goodwill of approximately $5,100. The results of operations of these theatres were not significant to the Company’s consolidated statements of operations. Acquisition costs associated with this purchase were not material.

MNM

On October 21, 2011, the Company completed its purchase of MNM Theatres for $10,820 including an estimate of the fair value of consideration that is contingent upon MNM’s earnings performance over the next three years. The Company estimated the fair value of the contingent consideration to be $1,570 using a probability-weighted discounted cash flow model. Based on the operating results of MNM Theatres subsequent to the acquisition, the Company recognized expense of $436 related to the contingent consideration during the three and nine months ended September 30, 2014, which is included in general and administrative expenses in the consolidated statement of operations.

NOTE 12—LEASE TERMINATION CHARGES

For the nine months ended September 30, 2013, the Company recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre was approximately six years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of September 30, 2014, the liability was $1,887. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 during the nine months ended September 30, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 13—GUARANTOR SUBSIDIARIES

In June 2012, the Company issued in a registered exchange offer $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. The Senior Secured Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries (the “Guarantor Subsidiaries”): Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc., Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC, Carmike Motion Pictures Houston, LLC, Start Media/Digiplex, LLC, DC Apple Valley Cinema, LLC, DC Bloomfield Cinema, LLC, DC Churchville Cinema, LLC, DC Cinema Centers, LLC, DC Cranford Cinema, LLC, DC Lisbon Cinema, LLC, DC Mechanicsburg Cinema, LLC, DC Mission Marketplace Cinema, LLC, DC New Smyrna Beach Cinema, LLC, DC Poway Cinema, LLC, DC River Village Cinema, LLC, DC Solon Cinema, LLC, DC Sparta Cinema, LLC, DC Surprise Cinema, LLC, DC Temecula Cinema, LLC, DC Torrington Cinema, LLC, DC Westfield Cinema, LLC, DC Sarver Cinema, LLC, DC Londonderry, LLC and DC Lansing, LLC.

Subsequent to the issuance of the September 30, 2013 consolidated financial statements, the Company determined it needed to revise its presentation with respect to the supplemental financial information included in this footnote. The revised presentation corrects errors identified in the allocation of interest expense, and the resulting income tax expense, between the Company and its Guarantor Subsidiaries on the consolidating statement of operations, as well as the impact of these revisions on the consolidating balance sheets and statements of cash flows. The Company had previously allocated interest expense between the Company and its Guarantor Subsidiaries while the related debt obligation was recognized only by the Company. These revisions relate solely to transactions between the Company and its subsidiaries and only impact the financial statements presented in this footnote. They do not affect the Company’s consolidated financial statements.

The Company’s consolidating statements of operations are being revised in order to allocate the portion of (A) interest expense, and the related income tax expense, between the Company and its Guarantor Subsidiaries.

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of operations for the three months ended September 30, 2013:

Parent Column for the three months ended September 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$2,073	$3,322	A	$5,395
Equity in loss (earnings) of subsidiaries	$141	$(2,288)		$(2,147)
Income (loss) before income tax and income from unconsolidated affiliates	$560	$(1,032)		$(472)
Income tax expense (benefit)	$508	$(1,008	) A	$(500)
Income from continuing operations	$1,077	$(24)		$1,053
Net income	$1,009	$—		$1,009

Guarantor Column for the three months ended September 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$10,280	$(3,322	) A	$6,958
Equity in loss of subsidiaries	$—	$—		$—
Income before income tax and income from unconsolidated affiliates	$473	$3,296		$3,769
Income tax expense	$745	$998	A	$1,743
(Loss) income from continuing operations	$(152)	$2,298		$2,146
Net (loss) income	$(141)	$2,288		$2,147

Eliminations Column for the three months ended September 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income	As Revised
(in thousands)
Interest expense	$—	$—	$—
Equity in loss (earnings) of subsidiaries	$(141)	$2,288	$2,147
Income (loss) before income tax and income from unconsolidated affiliates	$141	$(2,288)	$(2,147)
Income tax expense	$—	$—	$—
Income (loss) from continuing operations	$141	$(2,288)	$(2,147)
Net income (loss)	$141	$(2,288)	$(2,147)

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of operations for the nine months ended September 30, 2013:

Parent Column for the nine months ended September 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$6,145	$9,959	A	$16,104
Equity in loss (earnings) of subsidiaries	$550	$(6,199)		$(5,649)
Income (loss) before income tax and income from unconsolidated affiliates	$3,353	$(3,760)		$(407)
Income tax expense (benefit)	$1,517	$(3,669	) A	$(2,152)
Income from continuing operations	$2,027	$(91)		$1,936
Net income	$1,902	$—		$1,902

Guarantor Column for the nine months ended September 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income		As Revised
(in thousands)
Interest expense	$30,853	$(9,959	) A	$20,894
Equity in loss of subsidiaries	$—	$—		$—
(Loss) income before income tax and income from unconsolidated affiliates	$(645)	$10,030		$9,385
Income tax expense	$216	$3,696	A	$3,912
(Loss) income from continuing operations	$(570)	$6,334		$5,764
Net (loss) income	$(550)	$6,199		$5,649

Eliminations Column for the nine months ended September 30, 2013	As Previously Reported	Adjustments to Earnings of Subsidiaries, Income from Continuing Operations and Net Income	As Revised
(in thousands)
Interest expense	$—	$—	$—
Equity in (earnings) loss of subsidiaries	$(550)	$6,199	$5,649
Income (loss) before income tax and income from unconsolidated affiliates	$550	$(6,199)	$(5,649)
Income tax expense	$—	$—	$—
Income (loss) from continuing operations	$550	$(6,199)	$(5,649)
Net income (loss)	$550	$(6,199)	$(5,649)

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

The following is a reconciliation of the amounts previously reported to the “as revised” amounts as stated in the following components of the consolidating statements of cash flows for the nine months ended September 30, 2013:

Parent Column for the nine months ended September 30, 2013	As Previously Reported	Adjustments for non-cash activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$10,121	$(9,959)		$162
Cash flows from investing activities: Intercompany	$—	$358	B,C	$358
Net cash used in investing activities	$(8,040)	$358		$(7,682)
Cash flows from financing activities: Intercompany	$358	$(358	) B,C	$—
Net cash provided by financing activities	$87,883	$(358)		$87,525

Guarantor Column for the nine months ended September 30, 2013	As Previously Reported	Adjustments for non-cash activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$23,228	$9,959		$33,187
Cash flows from investing activities: Intercompany	$—	$—	B,C	$—
Net cash used in investing activities	$(28,055)	$—		$(28,055)
Cash flows from financing activities: Intercompany	$(358)	$—	B,C	$(358)
Net cash used in financing activities	$(3,066)	$—		$(3,066)

Eliminations Column for the nine months ended September 30, 2013	As Previously Reported	Adjustments for non-cash activity, distributions, dividends & intercompany		As Revised
(in thousands)
Net cash provided by operating activities	$—	$—		$—
Cash flows from investing activities: Intercompany	$—	$(358	) B,C	$(358)
Net cash used in investing activities	$—	$(358)		$(358)
Cash flows from financing activities: Intercompany	$—	$358	B,C	$358
Net cash provided by financing activities	$—	$358		$358

The Company is providing the following condensed consolidating financial statement information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$72,765	$23,474	$—	$96,239
Restricted cash	451	—	—	451
Accounts receivable	12,031	6,214	(5,278)	12,967
Inventories	656	2,721	—	3,377
Deferred income tax asset	4,693	—	(697)	3,996
Prepaid expenses and other current assets	25,748	10,252	(17,938)	18,062

Total current assets	116,344	42,661	(23,913)	135,092

Property and equipment:
Land	11,534	42,029	—	53,563
Buildings and building improvements	46,315	298,152	—	344,467
Leasehold improvements	23,055	154,416	—	177,471
Assets under capital leases	8,675	41,723	—	50,398
Equipment	71,646	206,898	—	278,544
Construction in progress	7,179	9,239	—	16,418

Total property and equipment	168,404	752,457	—	920,861
Accumulated depreciation and amortization	(89,280)	(339,994)	—	(429,274)

Property and equipment, net of accumulated depreciation	79,124	412,463	—	491,587

Intercompany receivables	123,890	—	(123,890)	—
Investments in subsidiaries	185,034	—	(185,034)	—
Goodwill	46,946	81,263	—	128,209
Intangible assets, net of accumulated amortization	75	3,071	—	3,146
Investments in unconsolidated affiliates	4,947	916	—	5,863
Deferred income tax asset	54,784	50,489	—	105,273
Other	11,868	7,263	—	19,131

Total assets	$623,012	$598,126	$(332,837)	$888,301

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$27,935	$9,127	$(5,278)	$31,784
Accrued expenses	31,096	43,428	(18,635)	55,889
Current maturities of capital leases and long-term financing obligations	1,077	7,952	—	9,029

Total current liabilities	60,108	60,507	(23,913)	96,702

Long-term liabilities:
Long-term debt	209,673	(1)	—	209,672
Capital leases and long-term financing obligations, less current maturities	31,739	200,832	—	232,571
Intercompany liabilities	—	123,890	(123,890)	—
Deferred revenue	30,959	—	—	30,959
Other	3,170	27,864	—	31,034

Total long-term liabilities	275,541	352,585	(123,890)	504,236

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	744	1	(1)	744
Treasury stock	(13,397)	—	—	(13,397)
Paid-in capital	489,994	269,635	(269,635)	489,994
Accumulated deficit	(189,978)	(84,602)	84,602	(189,978)

Total stockholders’ equity	287,363	185,034	(185,034)	287,363

Total liabilities and stockholders’ equity	$623,012	$598,126	$(332,837)	$888,301

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$99,153	$44,714	$—	$143,867
Restricted cash	352	—	—	352
Accounts receivable	7,282	9,138	(7,907)	8,513
Inventories	766	2,925	—	3,691
Deferred income tax asset	4,162	—	(324)	3,838
Prepaid expenses and other current assets	9,071	9,314	(3,740)	14,645

Total current assets	120,786	66,091	(11,971)	174,906

Property and equipment:
Land	12,080	41,902	—	53,982
Buildings and building improvements	48,104	292,855	—	340,959
Leasehold improvements	22,040	142,035	—	164,075
Assets under capital leases	8,675	40,995	—	49,670
Equipment	70,045	183,845	—	253,890
Construction in progress	3,613	3,588	—	7,201

Total property and equipment	164,557	705,220	—	869,777
Accumulated depreciation and amortization	(84,861)	(317,161)	—	(402,022)

Property and equipment, net of accumulated depreciation	79,696	388,059	—	467,755

Intercompany receivables	112,209	—	(112,209)	—
Investments in subsidiaries	175,042	—	(175,042)	—
Goodwill	6,912	67,465	—	74,377
Intangible assets, net of accumulated amortization	—	957	—	957
Investments in unconsolidated affiliates	6,188	885	—	7,073
Deferred income tax asset	56,858	43,185	—	100,043
Other assets	12,922	6,588	—	19,510

Total assets	$570,613	$573,230	$(299,222)	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34,766	$16,462	$(7,907)	$43,321
Accrued expenses	9,731	36,912	(4,064)	42,579
Current maturities of capital leases and long-term financing obligations	836	6,034	—	6,870

Total current liabilities	45,333	59,408	(11,971)	92,770

Long-term liabilities:
Long-term debt	209,619	—	—	209,619
Capital leases and long-term financing obligations, less current maturities	32,497	206,266	—	238,763
Intercompany liabilities	—	112,209	(112,209)	—
Deferred revenue	31,827	—	—	31,827
Other	5,526	20,305	—	25,831

Total long-term liabilities	279,469	338,780	(112,209)	506,040

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	698	1	(1)	698
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	440,306	260,013	(260,013)	440,306
Accumulated deficit	(183,279)	(84,972)	84,972	(183,279)

Total stockholders’ equity	245,811	175,042	(175,042)	245,811

Total liabilities and stockholders’ equity	$570,613	$573,230	$(299,222)	$844,621

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,706	$86,467	$—	$100,173
Concessions and other	17,146	53,351	(8,038)	62,459

Total operating revenues	30,852	139,818	(8,038)	162,632

Operating costs and expenses:
Film exhibition costs	7,573	47,125	—	54,698
Concession costs	1,068	6,250	—	7,318
Salaries and benefits	3,650	19,297	—	22,947
Theatre occupancy costs	3,123	18,659	—	21,782
Other theatre operating costs	5,652	33,743	(8,038)	31,357
General and administrative expenses	7,397	1,016	—	8,413
Depreciation and amortization	2,188	10,018	—	12,206
(Gain) loss on sale of property and equipment	(203)	495	—	292
Impairment of long-lived assets	17	1,181	—	1,198

Total operating costs and expenses	30,465	137,784	(8,038)	160,211

Operating income	387	2,034	—	2,421
Interest expense	5,489	7,357	—	12,846
Equity in loss of subsidiaries	3,334	—	(3,334)	—

Loss before income tax and income from unconsolidated affiliates	(8,436)	(5,323)	3,334	(10,425)
Income tax benefit	(1,032)	(1,880)	—	(2,912)
Income from unconsolidated affiliates	647	109	—	756

Loss from continuing operations	(6,757)	(3,334)	3,334	(6,757)
Loss from discontinued operations	—	—	—	—

Net loss	$(6,757)	$(3,334)	$3,334	$(6,757)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2013 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$13,286	$89,035	$—	$102,321
Concessions and other	17,035	53,114	(8,291)	61,858

Total operating revenues	30,321	142,149	(8,291)	164,179

Operating costs and expenses:
Film exhibition costs	7,570	48,672	—	56,242
Concession costs	1,159	7,124	—	8,283
Salaries and benefits	3,363	18,516	—	21,879
Theatre occupancy costs	2,131	14,820	—	16,951
Other theatre operating costs	5,231	30,154	(8,291)	27,094
General and administrative expenses	6,049	572	—	6,621
Severance agreement charges	102	—	—	102
Depreciation and amortization	1,942	8,635	—	10,577
(Gain) loss on sale of property and equipment	(2)	13	—	11
Impairment of long-lived assets	—	2,916	—	2,916

Total operating costs and expenses	27,545	131,422	(8,291)	150,676

Operating income	2,776	10,727	—	13,503
Interest expense	5,395	6,958	—	12,353
Equity in loss of subsidiaries	(2,147)	—	2,147	—

Income before income tax and income from unconsolidated affiliates	(472)	3,769	(2,147)	1,150
Income tax (benefit) expense	(500)	1,743	—	1,243
Income from unconsolidated affiliates	1,025	120	—	1,145

Income from continuing operations	1,053	2,146	(2,147)	1,052
(Loss) income from discontinued operations	(44)	1	—	(43)

Net income (loss)	$1,009	$2,147	$(2,147)	$1,009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$44,578	$268,282	$—	$312,860
Concessions and other	54,066	162,423	(24,807)	191,682

Total operating revenues	98,644	430,705	(24,807)	504,542

Operating costs and expenses:
Film exhibition costs	24,728	147,293	—	172,021
Concession costs	3,451	18,963	—	22,414
Salaries and benefits	11,169	56,799	—	67,968
Theatre occupancy costs	9,378	53,719	—	63,097
Other theatre operating costs	17,483	96,609	(24,807)	89,285
General and administrative expenses	20,066	2,373	—	22,439
Depreciation and amortization	6,575	29,328	—	35,903
Loss on sale of property and equipment	173	447	—	620
Impairment of long-lived assets	20	1,536	—	1,556

Total operating costs and expenses	93,043	407,067	(24,807)	475,303

Operating income	5,601	23,638	—	29,239
Interest expense	16,517	22,445	—	38,962
Equity in earnings of subsidiaries	(598)	—	598	—

(Loss) income before income tax and income from unconsolidated affiliates	(10,318)	1,193	(598)	(9,723)
Income tax (benefit) expense	(3,390)	860	—	(2,530)
Income from unconsolidated affiliates	229	317	—	546

(Loss) income from continuing operations	(6,699)	650	(598)	(6,647)
Loss from discontinued operations	—	(52)	—	(52)

Net (loss) income	$(6,699)	$598	$(598)	$(6,699)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2013 As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$39,050	$251,593	$—	$290,643
Concessions and other	48,404	147,253	(23,313)	172,344

Total operating revenues	87,454	398,846	(23,313)	462,987

Operating costs and expenses:
Film exhibition costs	21,666	138,424	—	160,090
Concession costs	3,175	18,720	—	21,895
Salaries and benefits	9,472	52,070	—	61,542
Theatre occupancy costs	5,491	42,696	—	48,187
Other theatre operating costs	14,884	83,229	(23,313)	74,800
General and administrative expenses	16,903	1,765	—	18,668
Lease termination charges	—	3,063	—	3,063
Severance agreement charges	102	—	—	102
Depreciation and amortization	5,687	25,315	—	31,002
Loss on sale of property and equipment	3	67	—	70
Impairment of long-lived assets	23	3,218	—	3,241

Total operating costs and expenses	77,406	368,567	(23,313)	422,660

Operating income	10,048	30,279	—	40,327
Interest expense	16,104	20,894	—	36,998
Equity in loss of subsidiaries	(5,649)	—	5,649	—

Income (loss) before income tax and income from unconsolidated affiliates	(407)	9,385	(5,649)	3,329
Income tax (benefit) expense	(2,152)	3,912	—	1,760
Income from unconsolidated affiliates	191	291	—	482

Income from continuing operations	1,936	5,764	(5,649)	2,051
Loss from discontinued operations	(34)	(115)	—	(149)

Net income	$1,902	$5,649	$(5,649)	$1,902

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	(8,041)	26,593	—	18,552

Cash flows from investing activities:
Purchases of property and equipment	(3,740)	(31,736)	—	(35,476)
Acquired cash in Digiplex acquisition	—	429	—	429
Theatre acquisitions, net of cash acquired	(2,338)	(14,237)	—	(16,575)
Investment in unconsolidated affiliates	—	(109)	—	(109)
Proceeds from sale of property and equipment	1,367	41	—	1,408
Intercompany receivable/payable	(11,485)	—	11,485	—
Other investing activities	(99)	—	—	(99)

Net cash used in investing activities	(16,295)	(45,612)	11,485	(50,422)

Cash flows from financing activities:
Short-term borrowings	—	—	—	—
Repayments of short term borrowings	—	—	—	—
Issuance of long-term debt	—	—	—	—
Repayments of long-term debt	—	(9,099)	—	(9,099)
Debt issuance costs	—	—	—	—
Repayments of capital leases and long-term financing obligations	(610)	(4,607)	—	(5,217)
Issuance of common stock	23	—	—	23
Proceeds from Sale of Stock Option	18			18
Purchase of treasury stock	(1,483)	—	—	(1,483)
Intercompany receivable/payable	—	11,485	(11,485)	—

Net cash used in financing activities	(2,052)	(2,221)	(11,485)	(15,758)

Decrease in cash and cash equivalents	(26,388)	(21,240)	—	(47,628)
Cash and cash equivalents at beginning of period	99,153	44,714	—	143,867

Cash and cash equivalents at end of period	72,765	23,474	—	96,239

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2013, As Revised
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	162	33,187	—	33,349

Cash flows from investing activities:
Purchases of property and equipment	(4,449)	(20,299)	—	(24,748)
Theatre acquisitions	(3,828)	(8,490)	—	(12,318)
Proceeds from sale of property and equipment	6	734	—	740
Intercompany receivable	358	—	(358)	—
Other investing activities	231	—	—	231

Net cash used in investing activities	(7,682)	(28,055)	(358)	(36,095)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(344)	(2,708)	—	(3,052)
Issuance of common stock	88,043	—		88,043
Purchase of treasury stock	(174)	—	—	(174)
Intercompany payable	—	(358)	358	—

Net cash provided by (used in) financing activities	87,525	(3,066)	358	84,817

Increase in cash and cash equivalents	80,005	2,066	—	82,071
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	129,098	21,504	—	150,602

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of September 30, 2014 we owned, operated or had an interest in 278 theatres with 2,917 screens located in 41 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of September 30, 2014, we had 271 theatres with 2,872 screens on a digital-based platform, including 259 theatres with 1,082 screens equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On August 15, 2014, we completed our acquisition of 21 theatres and 206 screens from Digital Cinema Destination Corp. (“Digiplex”) through a stock-for-stock acquisition. Each outstanding Digiplex share, other than shares owned by us, Digiplex or our respective subsidiaries, was converted into the right to receive 0.1765 shares of Carmike common stock, or approximately 1.4 million Carmike shares in the aggregate. Subsequent to the acquisition date, we completed the acquisition of 3 pipeline theatres and 28 screens for approximately $5.4 million. On November 19, 2013, we completed our acquisition of 9 theatres and 147 screens from Muvico Entertainment, L.L.C. for $30.6 million in cash and the assumption of lease-related financing obligations in the amount of $19.1 million. In addition, we continue to pursue opportunities for organic growth through new theatre development. During the nine months ended September 30, 2014, we opened five theatres and 54 screens. We anticipate opening up to six new build-to-suit theatres in 2014. We intend to include one large-format auditorium in each of our new build-to-suit theatres.

As of September 30, 2014, we operated 42 large-format auditoriums, including 25 Big D auditoriums, 15 IMAX auditoriums and 2 MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of September 30, 2014, four of the ten IMAX theatre systems had been installed.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and September 30, 2013

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average theatres	269	246	257	246
Average screens	2,830	2,504	2,713	2,484
Average attendance per screen (1)	5,069	6,084	15,999	16,771
Average admission per patron (1)	$6.98	$6.75	$7.19	$6.99
Average concessions and other sales per patron (1)	$4.35	$4.09	$4.41	$4.15
Total attendance (in thousands) (1)	14,348	15,231	43,500	41,793
Total operating revenues (in thousands)	$162,632	$164,179	$504,542	$462,987

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total operating revenues decreased approximately 0.9% to $162.6 million for the three months ended September 30, 2014 compared to $164.2 million for the three months ended September 30, 2013, due to a decrease in total attendance from 15.2 million in the third quarter of 2013 to 14.3 million for the third quarter of 2014, partially offset by an increase in average admissions per patron from $6.75 in the third quarter of 2013 to $6.98 for the third quarter of 2014 and an increase in average concessions and other sales per patron from $4.09 in the third quarter of 2013 to $4.35 in the third quarter of 2014. Excluding the acquired Muvico and Digiplex theatres, total operating revenues decreased 12.7% to $144.0 million. The decrease in total revenues, excluding the acquired Muvico and Digiplex theatres, was due to a decrease in total attendance from 15.2 million to 12.9 million, partially offset by an increase in average admissions per patron from $6.75 to $6.85 and an increase in average concessions and other sales per patron from $4.09 to $4.30. Excluding the acquired Muvico and Digiplex theatres, attendance and attendance per screen were down period over period primarily due to a less favorable movie slate during the third quarter of 2014. Average admission per patron and average concessions and other sales per patron increased primarily due to higher per patron spending at the acquired Muvico theatres.

Total operating revenues increased approximately 9.0% to $504.5 million for the nine months ended September 30, 2014 compared to $463.0 million for the nine months ended September 30, 2013, due to an increase in total attendance from 41.8 million for the 2013 period to 43.5 million for the 2014 period, an increase in average admissions per patron from $6.99 for the 2013 period to

$7.19 for the 2014 period and an increase in average concessions and other sales per patron from $4.15 for the 2013 period to $4.41 for the 2014 period. Excluding the acquired Muvico and Digiplex theatres, total operating revenues decreased 2.4% to $454.3 million. The decrease in total revenues, excluding the acquired Muvico and Digiplex theatres, was due to a decrease in total attendance from 41.8 million to 39.9 million, partially offset by an increase in average admissions per patron from $6.99 to $7.05 and an increase in average concessions and other sales per patron from $4.15 to $4.34. Attendance was up period over period due principally to the acquired Muvico and Digiplex theatres, partially offset by a less favorable movie slate during the second and third quarters of 2014. Average admissions per patron and concessions and other sales per patron increased primarily due to higher per patron spending at the acquired Muvico theatres.

Admissions revenue decreased approximately 2.1% to $100.2 million for the three months ended September 30, 2014 from $102.3 million for the same period in 2013, due to a decrease in total attendance from 15.2 million in the third quarter of 2013 to 14.3 million for the third quarter of 2014, partially offset by an increase in average admissions per patron from $6.75 in the third quarter of 2013 to $6.98 for the third quarter of 2014. Excluding admissions revenue of $11.7 million from the acquired Muvico and Digiplex theatres, admissions revenue decreased 14.0% to $88.5 million in 2014 from $102.3 million in 2013.

Admissions revenue increased approximately 7.6% to $312.9 million for the nine months ended September 30, 2014 from $290.6 million for the same period in 2013, due to an increase in total attendance from 41.8 million for the nine months ended September 30, 2013 to 43.5 million for the nine months ended September 30, 2014 and an increase in average admissions per patron from $6.99 for the 2013 period to $7.19 for the 2014 period. Excluding admissions revenue of $31.6 million from the acquired Muvico and Digiplex theatres, admissions revenue decreased 3.2% to $281.2 million in 2014 from $290.6 million in 2013.

Concessions and other revenue increased approximately 1.0% to $62.5 million for the three months ended September 30, 2014 compared to $61.9 million for the same period in 2013 due to an increase in average concessions and other sales per patron from $4.09 in the third quarter of 2013 to $4.35 for the third quarter of 2014, partially offset by a decrease in total attendance from 15.2 million for the three months ended September 30, 2013 to 14.3 million for the three months ended September 30, 2014. Excluding concessions and other revenues from the acquired Muvico and Digiplex theatres, concessions and other revenues decreased 10.2% to $55.6 million in 2014 from $61.9 million in 2013.

Concessions and other revenue increased approximately 11.2% to $191.7 million for the nine months ended September 30, 2014 compared to $172.3 million for the same period in 2013 due to an increase in total attendance from 41.8 million for the nine months ended September 30, 2013 to 43.5 million for the nine months ended September 30, 2014 and an increase in average concessions and other sales per patron from $4.15 for the 2013 period to $4.41 for the 2014 period. Excluding concessions and other revenues from the acquired Muvico and Digiplex theatres, concessions and other revenues increased 0.4% to $173.1 million in the 2014 period from $172.3 million in the 2013 period.

We operated 278 theatres with 2,917 screens at September 30, 2014 compared to 247 theatres with 2,521 screens at September 30, 2013.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($’s in thousands)	2014	2013	% Change	2014	2013	% Change
Film exhibition costs	$54,698	$56,242	(3)	$172,021	$160,090	7
Concession costs	$7,318	$8,283	(12)	$22,414	$21,895	2
Salaries and benefits	$22,947	$21,879	5	$67,968	$61,542	10
Theatre occupancy costs	$21,782	$16,951	28	$63,097	$48,187	31
Other theatre operating costs	$31,357	$27,094	16	$89,285	$74,800	19
Severance agreement charges	$—	$102	n/m	$—	$102	n/m
Lease termination charges	$—	$—	—	$—	$3,063	n/m
General and administrative expenses	$8,413	$6,621	27	$22,439	$18,668	20
Depreciation and amortization	$12,206	$10,577	15	$35,903	$31,002	16
Loss on sale of property and equipment	$292	$11	n/m	$620	$70	n/m
Impairment of long-lived assets	$1,198	$2,916	n/m	$1,556	$3,241	(52)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2014 decreased to $54.7 million as compared to $56.2 million for the three months ended September 30, 2013 primarily resulting from decreased attendance, partially offset by increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 54.6% and 55.0% for the three months ended September 30, 2014 and 2013, respectively. Excluding the acquired Muvico and Digiplex theatres, film exhibition costs for the three months ended September 30, 2014 decreased to $48.5 million as compared to $56.2 million for the three months ended September 30, 2013 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the acquired Muvico and Digiplex theatres, film exhibition costs were 54.8% for the three months ended September 30, 2014 as compared to 55.0% for the three months ended September 30, 2013.

Film exhibition costs for the nine months ended September 30, 2014 increased to $172.0 million as compared to $160.1 million for the nine months ended September 30, 2013 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 55.0% and 55.1% for the nine months ended September 30, 2014 and 2013, respectively. Excluding the acquired Muvico and Digiplex theatres, film exhibition costs for the nine months ended September 30, 2014 decreased to $154.7 million as compared to $160.1 million for the nine months ended September 30, 2013 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the acquired Muvico and Digiplex theatres, film exhibition costs were 55.0% and 55.1% for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended September 30, 2014 decreased to $7.3 million compared to $8.3 million for the three months ended September 30, 2013 due to decreased attendance during the three months ended September 30, 2014, partially offset by an increase in average concessions and other revenue per patron. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2014 were 11.7% as compared to 13.4% for the three months ended September 30, 2013. Excluding the acquired Muvico and Digiplex theatres, concession costs for the three months ended September 30, 2014 decreased to $6.1 million as compared to $8.3 million for the three months ended September 30, 2013. Excluding the acquired Muvico and Digiplex theatres, as a percentage of concessions and other revenues, concessions costs were 10.9% for the three months ended September 30, 2014 as compared to 13.4% for the three months ended September 30, 2013. The decrease in concession costs as a percentage of concessions and other revenues for the three months ended September 30, 2014 was due primarily to a decrease in the cost of concession supplies and higher concession rebates.

Concession costs for the nine months ended September 30, 2014 increased to $22.4 million compared to $21.9 million for the nine months ended September 30, 2013 due to increased concessions sales resulting from increased attendance during the nine months ended September 30, 2014. As a percentage of concessions and other revenues, concession costs for the nine months ended September 30, 2014 were 11.7% as compared to 12.7% for the nine months ended September 30, 2013. The decrease in concession costs as a percentage of concessions and other revenues was due primarily to a decrease in the cost of concession supplies and higher concession rebates. Excluding the acquired Muvico and Digiplex theatres, concession costs for the nine months ended September 30, 2014 decreased to $19.3 million as compared to $21.9 million for the nine months ended September 30, 2013. Excluding the acquired Muvico and Digiplex theatres, as a percentage of concessions and other revenues, concessions costs were 11.1% for the nine months ended September 30, 2014 as compared to 12.7% for the nine months ended September 30, 2013.

Salaries and benefits. Salaries and benefits increased $1.0 million from $21.9 million for the three months ended September 30, 2013 to $22.9 million for the three months ended September 30, 2014. Excluding the acquired Muvico and Digiplex theatres, salaries and benefits decreased $1.7 million from $21.9 million for the three months ended September 30, 2013 to $20.2 million for the three months ended September 30, 2014 primarily due to reduced staffing levels reflecting the decrease in attendance. Salaries and benefits increased $6.5 million from $61.5 million for the nine months ended September 30, 2013 to $68.0 million for the nine months ended September 30, 2014. Excluding the acquired Muvico and Digiplex theatres, salaries and benefits decreased approximately $0.6 million to $60.9 million primarily due to reduced staffing levels reflecting the decrease in attendance.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended September 30, 2014 increased $4.8 million to $21.8 million as compared to $17.0 million for the three months ended September 30, 2013. Excluding the acquired Muvico and Digiplex theatres, rent expense increased $1.3 million to $18.3 million. The increase in rent expense for the three months ended September 30, 2014 is due primarily to 1) an increase in rent expense of $1.4 million associated with the opening of 6 theatres and 74 screens subsequent to the end of the third quarter of 2013, partially offset by the closure of 8 theatres and 55 screens since the end of the third quarter of 2013; 2) an increase in deferred rent of $0.2 million and 3) an increase in other lease costs of approximately $0.3 million; partially offset by a decrease in contingent rent of approximately $0.7 million during the third quarter of 2014 compared to the third quarter of 2013. Theatre occupancy costs for the nine months ended September 30, 2014 increased $14.9 million to $63.1 million as compared to $48.2 million for the nine months ended September 30, 2013. Excluding the acquired Muvico and Digiplex theatres, theatre occupancy costs increased $5.8 million to $54.0 million. The increase in theatre occupancy costs for the nine months ended September 30, 2014 is due primarily to an increase in rent expense of $3.3 million associated with net theatre openings subsequent to the end of the third quarter of 2013.

Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2014 increased to $31.4 million as compared to $27.1 million for the three months ended September 30, 2013. Excluding the acquired Muvico and Digiplex theatres, other theatre operating costs for the three months ended September 30, 2014 increased to $27.5 million as compared to $27.1 million for the three months ended September 30, 2013. Other theatre operating costs for the nine months ended September 30, 2014 increased to $89.3 million as compared to $74.8 million for the nine months ended September 30, 2013. Excluding the acquired Muvico and Digiplex theatres, other theatre operating costs for the nine months ended September 30, 2014 increased to $80.0 million as compared to $74.8 million for the nine months ended September 30, 2013. The increase in our other theatre operating costs was primarily due to increases in utilities expense of $1.4 million, professional expenses of $1.1 million, technical expenses of $0.4 million and property taxes of $0.3 million.

General and administrative expenses. General and administrative expenses increased to $8.4 million for the three months ended September 30, 2014 compared to $6.6 million for the three months ended September 30, 2013. The increase in general and administrative expenses during the three months ended September 30, 2014 was primarily the result of increases in professional fees of $0.7 million related primarily to acquisition activities and salaries and benefits of $0.7 million. General and administrative expenses increased to $22.4 million for the nine months ended September 30, 2014 compared to $18.7 million for the nine months ended September 30, 2013. The increase in general and administrative expenses during the nine months ended September 30, 2014 was primarily the result of increases in professional fees of $2.5 million related primarily to acquisition activities and salaries and benefits of $1.2 million.

Depreciation and amortization. Depreciation and amortization expenses increased to $12.2 million for the three months ended September 30, 2014 as compared to $10.6 million for the three months ended September 30, 2013. Depreciation and amortization expenses increased to $35.9 million for the nine months ended September 30, 2014 as compared to $31.0 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2014 was primarily due to a combination of higher balances of property and equipment due to recent theatre openings and acquisitions.

Net loss on sales of property and equipment. We recognized a loss on the sale of property and equipment of $0.3 million for the three months ended September 30, 2014 and a loss on the sale of property and equipment of $11 thousand for the three months ended September 30, 2013. We recognized a loss on the sale of property and equipment of $0.6 million for the nine months ended September 30, 2014 and a loss on the sale of property and equipment of $70 thousand for the nine months ended September 30, 2013.

Impairment of long-lived assets. We recorded impairment charges of $1.2 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively. Impairment of long-lived assets was $1.6 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively. The impairment charges for the three and nine months ended September 30, 2014 were primarily the result of deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. The impairment charges for the three and nine months ended September 30, 2013 primarily resulted from the impact of competition in a market where we operate one theatre and the continued deterioration of previously impaired theatres.

Operating income. Operating income for the three months ended September 30, 2014 decreased to $2.4 million from $13.5 million for the three months ended September 30, 2013. As a percentage of total operating revenues, operating income for the three months ended September 30, 2014 was 1.5% as compared to 8.2% for the three months ended September 30, 2013 as the benefit of an increased circuit size was unable to offset the impact of decreased attendance. Operating income for the nine months ended September 30, 2014 decreased to $29.2 million from $40.3 million for the nine months ended September 30, 2013. As a percentage of total operating revenues, operating income for the nine months ended September 30, 2014 was 5.8% as compared to 8.7% for the nine months ended September 30, 2013 which is also attributable to the increased circuit size being unable to offset the impact of decreased attendance.

Interest expense, net. Interest expense, net for the three months ended September 30, 2014 and 2013 was $12.8 million and $12.4 million, respectively. Interest expense, net for the nine months ended September 30, 2014 and 2013 was $39.0 million and $37.0 million, respectively. Interest expense increased for the three and nine months ended September 30, 2014 primarily due to interest expense associated with financing obligations assumed from recently acquired theatres.

Income tax. During the three months ended September 30, 2014 and 2013, we recorded an income tax benefit of $2.9 million and income tax expense of $1.2 million, respectively, and during the nine months ended September 30, 2014 and 2013, we recorded an income tax benefit of $2.5 million and income tax expense of $1.8 million, respectively, primarily as a result of our income from continuing operations. At September 30, 2014 and December 31, 2013, our consolidated deferred tax assets were $109.3 million and $103.9 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three and nine months ended September 30, 2014 was 30.1% and 27.6%, respectively. Our tax rate for the three and nine months ended September 30, 2014 differs from the statutory tax rate primarily due to certain merger and acquisition related expenses which are not deductible for income tax purposes, partially offset by state income taxes, changes in uncertain tax positions and the effect of our deferred tax asset due to a change in state tax rates.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. We did not close any theatres during the nine months ended September 30, 2014 prior to the adoption of ASU 2014-08 and therefore did not classify any closed theatres as discontinued operations. We closed one theatre during the three months ended September 30, 2013. During the nine months ended September 30, 2013, we closed eight theatres. During the three and nine months ended September 30, 2013, we classified one theatre and two theatres, respectively, as discontinued operations. We reported the results of these operations, including gains and losses on disposal, as discontinued operations. The operations and cash flows of this theatre have been eliminated from our continuing operations, and we will not have any continuing involvement in its operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $38.4 million as of September 30, 2014 compared to a working capital surplus of $82.1 million at December 31, 2013. The working capital surplus in 2014 and 2013 resulted from proceeds of $88.0 million received from our common stock offering in July 2013.

At September 30, 2014, we had available borrowing capacity of $25 million under our revolving Credit Facility and approximately $96.2 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $143.9 million in cash and cash equivalents at December 31, 2013. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $18.6 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $33.3 million for the nine months ended September 30, 2013. Cash provided by operating activities was lower for the nine months ended September 30, 2014 due primarily to a decrease in accounts payable during the nine months ended September 30, 2014, partially offset by an increase in accrued expenses and other liabilities during the same period. Net cash used in investing activities was $50.4 million for the nine months ended September 30, 2014 compared to $36.1 million for the nine months ended September 30, 2013. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment and our recent acquisitions. Capital expenditures were $35.5 million and $24.7 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures for the 2014 and 2013 periods related primarily to recently constructed build-to-suit theatres. Net cash used in financing activities was $15.8 million for the nine months ended September 30, 2014 and net cash provided by financing activities was $84.8 million for the nine months ended September 30, 2013. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to repayments of capital leases and financing obligations and the repayment of a note payable assumed in the Digiplex acquisition. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to repayments of capital leases and financing obligations.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed two theatres during the first nine months of 2014 and estimate closing approximately four theatres for the full year 2014.

We plan to incur up to $45 million in capital expenditures for calendar year 2014. We plan to open up to six new build-to-suit theatres in 2014 and expect to include one large format digital screen in all new build-to-suit theatres. As of September 30, 2014, we have 25 Big D auditoriums, 15 IMAX auditoriums and 2 MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

As of September 30, 2014, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 15, 2014, by and among Carmike Cinemas, Inc., Digital Cinema Destinations Corp. and Badlands Acquisition Corporation (filed as Exhibit 2.1 to Digiplex’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference).

2.2	Membership Interest Purchase Agreement, dated as of May 15, 2014, by and among Carmike Cinemas, Inc., Digital Cinema Destinations Corp. and StartMedia, LLC (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on August 15, 2014 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

4.1	Supplemental Indenture, dated September 12, 2014, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.2	Supplemental Indenture, dated September 22, 2014, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.3	Supplemental Indenture, dated October 24, 2014, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

11	Computation of per share earnings (provided in Note 8 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as detailed text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: November 4, 2014	By:	/s/ S. David Passman III

S. David Passman III

President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2014	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)