Form 10-K
period 2014-12-31
CARMIKE CINEMAS INC
filed 2015-03-02
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-14993

CARMIKE CINEMAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)

(706) 576-3400

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 30, 2015, 24,420,027 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 30, 2014 was approximately $781.2 million.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2014, we owned, operated or had an interest in 274 theatres with 2,897 screens located in 41 states. All of our theatres are equipped to provide digital cinema as of December 31, 2014. In addition, we had 257 theatres (94% of our theatres) with 1,080 screens (37% of our screens) equipped for 3-D as of December 31, 2014.

We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

The following table sets forth geographic information regarding our theatre circuit as of December 31, 2014:

State	Theatres	Screens
Alabama	20	244
Arizona	1	14
Arkansas	6	57
California	6	67
Colorado	5	45
Connecticut	3	26
Delaware	1	14
Florida	21	274
Georgia	25	278
Idaho	1	10
Illinois	12	135
Indiana	5	78
Iowa	5	61
Kansas	1	12
Kentucky	6	50
Maryland	1	7
Michigan	11	85
Minnesota	6	65
Missouri	1	10
Montana	5	52
Nebraska	2	12
New Hampshire	1	10
New Jersey	4	30
New Mexico	1	2
New York	1	8
North Carolina	22	271
North Dakota	4	30
Ohio	5	51
Oklahoma	10	59
Oregon	1	12
Pennsylvania	23	220
South Carolina	8	77
South Dakota	4	31
Tennessee	22	241
Texas	11	123
Utah	2	24
Virginia	4	40
Washington	1	12
West Virginia	2	20
Wisconsin	3	31
Wyoming	1	9

Totals	274	2,897

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2014, we operated 14 theatres with 100 screens as discount theatres.

We are a major exhibitor in many of the markets in which we operate. The introduction of a competing theatre in these markets could significantly impact the performance of our theatres. In addition, the type of motion pictures preferred by patrons in these markets is typically more limited than in larger markets, which increases the importance of selecting films that will appeal to patrons in our specific theatre markets.

Theatre Development, Acquisitions and Operations

The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre
Total at January 1, 2012	237	2,254	9.5

New construction and acquisitions	23	323
Closures	(11)	(75)

Total at December 31, 2012	249	2,502	10.0

New construction and acquisitions	17	260
Closures	(14)	(102)

Total at December 31, 2013	252	2,660	10.6

New construction and acquisitions	29	297
Closures	(7)	(60)

Total at December 31, 2014	274	2,897	10.6

Development

We carefully review mid-size markets to evaluate the return on capital of opportunities to build new theatres or renovate our existing theatres. The circumstances under which we believe we are best positioned to benefit from building new theatres are in markets in which:

•	we believe building a new theatre provides an attractive cash flow opportunity;

•	we already operate a theatre and could best protect that market by expanding our presence; or

•	a film licensing zone is currently underserved by an exhibitor.

We opened five new build-to-suit theatres during the year ended December 31, 2014. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We anticipate opening up to six new build-to-suit theatres in 2015. Additionally, as opportunities present themselves for expansion we will evaluate each instance to obtain the highest level of return on investment.

During 2014, we began converting three theatres to our in-theatre dining concept. We plan to complete our conversion of these theatres in 2015. We believe that in-theatre dining provides an enhanced entertainment experience for many of our patrons. Our decision to convert a theatre considers many factors, including:

•	the presence of competition from other exhibitors in a market;

•	identifying markets that are currently underserved with respect to in-theatre dining;

•	underperforming theatres in which we believe could generate higher returns on investment.

We continue to evaluate markets for in-theatre dining and intend to convert additional theatres as well as construct new build-to-suit in-theatre dining complexes in future years.

Premium Large Format Experience

As of December 31, 2014, we operated 45 premium large-format auditoriums, which operate under the Big D®, IMAX® and MuviXL® names. We believe that the addition of these auditoriums provides our customers with an enhanced movie-going experience and will have a positive impact on our operating results by driving incremental revenue. We included one premium large-format auditorium in each new build-to-suit theatre opened in 2014 and plan to include a premium large-format auditorium in many of our new theatres. In addition, we converted three screens to either a Big D or IMAX large format auditorium during 2014 and plan to convert additional screens to a premium large-format auditorium in 2015.

In 2014, we added five Big D auditoriums. Big D auditoriums include wall to wall screens, 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. As of December 31, 2014, we operated 27 Big D auditoriums.

Sixteen of our auditoriums feature IMAX digital projection systems. We acquired our first seven IMAX auditoriums in November 2012 as part of the Rave acquisition (described below), acquired one IMAX auditorium in August 2013 as part of the Cinemark acquisition (described below), acquired two IMAX auditoriums in November 2013 as part of the Muvico acquisition (described below) and acquired one IMAX auditorium in August 2014 as part of the Digiplex acquisition (described below). In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of December 31, 2014, 5 of the 10 additional IMAX theatre systems had been installed.

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

•

On August 15, 2014, we completed our acquisition of 21 theatres and 206 screens in 8 states from Digital Cinema Destinations Corp. (“Digiplex”). Prior to the acquisition, Digiplex had entered into agreements to acquire 4 theatres and 33 screens (“pipeline theatres”). We completed our acquisition of one pipeline theatre and 10 screens on August 22, 2014 and two pipeline theatres and 18 screens on September 26, 2014. The transaction for one pipeline theatre was terminated subsequent to the acquisition.

•	On November 20, 2013, we completed our acquisition of 9 entertainment complexes and 147 screens in three U.S. states from Muvico Entertainment, L.L.C. (“Muvico”).

•	On August 16, 2013, we completed our purchase of 3 theatres and 52 screens in 3 states from Cinemark USA, Inc® (“Cinemark”), a wholly-owned subsidiary of Cinemark Holdings, Inc.

•	On December 13, 2012, we completed our purchase of certain assets from Phoenix Big Cinemas. The acquisition consisted of two theatres and sixteen screens in Kentucky and Tennessee.

•	On November 15, 2012, we completed our acquisition of 16 entertainment complexes and 251 screens in seven U.S. states from Rave Reviews Cinemas, L.L.C.® (“Rave”).

•	On March 30, 2012, we completed our purchase of certain assets from Destinta Theatres. The acquisition consisted of a seven screen theatre in Clarion, Pennsylvania.

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

As of December 31, 2014, we held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2014, the carrying value of our ownership interest in SV Holdco is $4.2 million and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, we have accounted for our investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification (“ASC”) 970-323-25-6.

Our Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give us an interest in the other members’ initial or subsequent capital contributions. As a profits interest, our Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85.0 million as of October 14, 2010. The $85.0 million threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to our Class C membership units has increased to $88 million as of December 31, 2014.

We will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of our initial Class C membership units, based upon changes in our future theatre and screen count. However, we will not forfeit more than 25% of the Class C membership units we received in October 2010, and we will not receive bonus units in excess of 33% of the Class C membership units we received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. Our Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that are awarded in future periods, will not be recognized in our consolidated financial statements until such units become non-forfeitable. Upon recognition, we will record our investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6.6 million using the Black Scholes Model. We have applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in our consolidated statement of operations since October 14, 2010. Our non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2014 and 2013.

On May 5, 2014, National Cinemedia, Inc. (“NCM”) entered into a definitive merger agreement to acquire Screenvision, a subsidiary of SV Holdco, for $225.0 million in cash and $150.0 million of NCM’s common stock. If completed, we believe that this transaction will result in a gain on our investment in SV Holdco but we are currently unable to estimate the impact of this transaction on our consolidated financial statements.

On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to prevent NCM’s acquisition of Screenvision. If NCM’s acquisition of Screenvision is not completed, there will be no impact on our ownership interest in Screenvision or our long-term exhibition agreement.

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

Box office admissions. The majority of our revenues comes from the sale of movie tickets. For the year ended December 31, 2014, box office admissions totaled $427.2 million, or approximately 62% of total revenues. At December 31, 2014, of our 274 theatres, 260 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, three of which exhibited first-run films at a reduced admission price, and the remaining 14 of our theatres featured films at a discount price.

Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance on the Internet for our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.

Concessions and other revenues. Concession and other revenues totaled $262.7 million, or approximately 38% of total revenues for the year ended December 31, 2014. Our strategy emphasizes quick and efficient service built around a limited menu primarily focused on higher margin items such as popcorn, flavored popcorn, candy, cotton candy, bottled water and soft drinks. In addition, in a limited number of markets, we offer frozen drinks, coffee, ice cream, hot dogs, pizza and pretzels. We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. In 2014, we completed our installation of digital menu boards in all of our theatres. We believe that the installation of these menu boards will enhance customer service and may lead to incremental concessions revenue. We operate one family entertainment center under the name Hollywood Connection® which features a multiplex theatre and other forms of family entertainment.

We also operate two Bogart’s® Bar and Grill Restaurants (“Bogart’s”), which were acquired as part of the Muvico acquisition in November 2013. Bogart’s, a full service restaurant and bar located in two of the Muvico entertainment complexes, offers guests classic American cuisine and premium liquor and wine selections.

During 2014, we began converting three theatres to our in-theatre dining concept. These theatres feature a casual in-theatre dining and movie-going experience for the entire family. In addition to push-button service, these theatres allow patrons to enjoy a wide array of food and beverage options while enjoying a movie in our premium seats. We believe that a single theatre and dining destination provides our patrons with a more convenient and affordable entertainment experience which can lead to increased visits. We intend to convert additional theatres as well as construct new build-to-suit in-theatre dining complexes in future years.

We plan to expand our food and beverage menus, including the sale of alcoholic beverages, at certain locations, as well as rollout other theatre dining options, in future years. Revenues generated from the operation of these dining concepts during 2014 were not significant to our consolidated statements of operations.

We purchase substantially all of our concession and janitorial supplies, except for beverage supplies, from Continental Concession Supplies, Inc. ® (“CCSI”). We are a significant customer of CCSI. If this relationship was disrupted, we could be forced to negotiate substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us.

During 2014, we purchased most of our beverage supplies from The Coca-Cola Company® (“Coke”). If we are unable to continue our relationship with Coke, we could be forced to negotiate with other beverage suppliers whose product may be less favorable to patrons in our markets or at terms which, in the aggregate, may be less favorable to us.

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

The table below depicts the industry’s top 10 films for the year ended December 31, 2014 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	Guardians of the Galaxy	1	The Hunger Games: Mockingjay—Part 1
2	The Hunger Games: Mockingjay—Part 1	2	Guardians of the Galaxy
3	Captain America: The Winter Soldier	3	Transformers: Age of Extinction
4	The LEGO Movie	4	Captain America: The Winter Soldier
5	Transformers: Age of Extinction	5	The LEGO Movie
6	Maleficent	6	Maleficent
7	X-Men: Days of Future Past	7	Teenage Mutant Ninja Turtles
8	The Amazing Spider-Man 2	8	Big Hero 6
9	Big Hero 6	9	The Hobbit: The Battle of the Five Armies
10	Dawn of the Planet of the Apes	10	X-Men: Days of Future Past

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

While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following distributors accounted for over 90% of our box office admissions for the year ended December 31, 2014: Walt Disney Studios Motion Pictures, 20th Century Fox, Paramount, Sony Pictures Entertainment, Universal, Warner Brothers, The Weinstein Company and Lions Gate Features.

Digital Cinema

We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005 which covers the majority of our digital projectors. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. Additionally, we are responsible for the maintenance of the installed equipment and have entered into a service agreement with Christie at an annual per screen cost of $2,636.

As of December 31, 2014, all of our screens operate on a digital-based platform, and 257 theatres with 1,080 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.

We have experienced a consistent slate of 3-D content. We charge an additional $2.50 to $4.00 per ticket for 3-D versions of a movie in the majority of our theatres. We believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues as the quality and availability of 3-D and alternative content increases.

Alternative Content

As directors and producers continue to embrace new technology in their productions, we expect new and innovative forms of alternative content to be available. We continue to seek opportunities to increase revenues from alternative content programming and believe that we can increase the utilization rates of our theatres and concession sales by matching content to audience demand during off-peak and some peak periods.

In August 2014, we acquired Digiplex, a leading exhibitor of alternative content programming and have retained certain members of Digiplex’s alternative programming team to further enable us to expand our alternative content platform. As part of the Digiplex acquisition, we acquired Digiplex’s 50% ownership interest in a joint venture with Nehst Media Enterprises® (“Nehst”) called DigiNext LLC® (“DigiNext”). Under this joint venture agreement, Nehst will supply DigiNext with periodic movie content and we will have the option to display such content at our locations on an exclusive basis, or may choose to allow non-Carmike venues to display the content. In addition to our Diginext joint venture, we currently present alternative programming from multiple providers, including National CineMedia® and Screenvision.

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

Employees

As of December 31, 2014, we had approximately 7,800 employees, none of whom were covered by collective bargaining agreements and approximately 6,500 of whom were part-time. As of December 31, 2014, approximately 35% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.

Trademarks and Trade-Names

We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, Big D®, Carmike Rewards®, Muvico®, MuviXL®, Digiplex®, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola®, Rave Reviews Cinemas, L.L.C.®, Cinemark USA, Inc.®, Christie®, RealD®, Screenvision®, Continental Concession Supplies, Inc.®, Allure Global Solutions, Inc.®, DigiNext®, Nehst®, National CineMedia®, Bogart’s® and IMAX® are registered trademarks used in this Annual Report on Form 10-K and are owned by third parties.

Corporate Information

Carmike Cinemas, Inc. was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of our predecessor, the Martin Theatres circuit. Our predecessor companies date back to the 1930s. Our principal executive offices are located at 1301 First Avenue, Columbus, Georgia 31901, and our telephone number is (706) 576-3400.

Website Access

Our website address is www.carmike.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports required to be filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act at our website under the heading “Carmike Investors, SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file such material or furnish it to the SEC. The SEC maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding us. Our SEC file number reference is Commission File No. 000-14993. The contents of our Internet website are not incorporated into this report.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 1, 2015 regarding our executive officers.

Name	Age	Title
S. David Passman III	62	President and Chief Executive Officer
Fred W. Van Noy	57	Senior Vice President, Chief Operating Officer
Richard B. Hare	48	Senior Vice President—Finance, Treasurer, and Chief Financial Officer
Daniel E. Ellis	46	Senior Vice President, General Counsel and Secretary
A. Dale Mayo	73	President, Alternative Programming
John A. Lundin	65	Vice President—Film
Jeffrey A. Cole	55	Assistant Vice President—Controller

S. David Passman III, 62, has served as President and Chief Executive Officer of Carmike since June 2009 and director since June 2003. Previously, Mr. Passman served as President and CEO of IBS-STL, Inc., a book publishing and distribution company, from June 2005 until January 2009. He served as the President of the Harland Printed Products and Harland Checks divisions of John H. Harland Company, a provider of printed products and software and related services to the financial institution market, from 1999 to 2003, and also served as its CFO from 1996 to 1999. Mr. Passman is a former partner of Deloitte & Touche LLP, a public accounting firm, where he served as the Managing Partner of the Atlanta office from 1993 to 1996.

Fred W. Van Noy, 57, joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer.

Richard B. Hare, 48, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.

Daniel E. Ellis, 46, joined us as Senior Vice President, General Counsel and Secretary in August 2011. Mr. Ellis previously served in several roles with Lodgian, Inc., a publicly traded owner and operator of hotels from 1999 until 2011. Prior to its sale to a private equity fund in 2010, Mr. Ellis served as Lodgian’s President and Chief Executive Officer and was a member of the Board of Directors and its Executive Committee from 2009 through 2010. He served as the company’s Senior Vice-President, General Counsel and Secretary from 2002 through 2009 and retained the titles of General Counsel and Secretary upon his promotion in 2009. Prior to joining Lodgian, Mr. Ellis served as an Assistant District Attorney for the State of Georgia.

A. Dale Mayo, 73, joined us as President, Alternative Programming in August 2014. Mr. Mayo previously served as the Chairman and CEO of Digiplex, a publicly traded motion picture exhibitor, from 2010 through 2014. Prior to Digiplex, Mr. Mayo was the Chairman and CEO of Cinedigm, a leader in the conversion of the exhibition industry from film to digital technology, from 2000 to 2010. Prior to Cinedigm, Mr. Mayo served as the Chairman and CEO of Clearview Cinema Group, a motion picture exhibitor in the New York metropolitan area.

John Lundin, 65, joined us in January 2010 as Vice President—Film. Prior to joining us, Mr. Lundin served as the District Manager for Sony Pictures Distribution, a motion picture distributor, from July 2009 to January 2010. Prior to joining Sony Pictures, he served as VP-Film for Cinemark USA Inc., a motion picture exhibitor, since 1995.

Jeffrey A. Cole, 55, joined us in December 2005 as Assistant Vice President-Controller. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

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

We have a significant amount of indebtedness. As of December 31, 2014, we have approximately $449.6 million of indebtedness outstanding (which does not reflect amounts that may be borrowed under our revolving credit facility (the “Credit Facility”)), all of which is secured, and we have approximately $25.0 million available for borrowings under the Credit Facility, subject to meeting customary borrowing conditions. We also have, and will continue to have, significant lease obligations. As of December 31, 2014, our total operating, capital and financing lease obligations with terms over one year totaled $1,108 million. Our substantial amount of indebtedness could have important consequences. For example, it could:

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

Certain of our theatre initiatives, including in-theatre dining, enhanced food and beverage options and luxury seating may not be successful.

As a leading motion picture exhibitor, we continue to introduce new amenities to our theatres aimed at enhancing the experience of our patrons. These amenities, which have included in-theatre dining, expanded food and beverage options and luxury seating initiatives are subject to significant risks. There is a risk that these initiatives may not perform to our expectations or to the satisfaction of our patrons. In addition, difficulties in obtaining landlord approval as well as required operating permits and licenses, may prevent us from implementing these amenities at certain theatres. Furthermore, these initiatives require significant capital expenditures. The lack of available capital resources due to business performance or other financial commitments may prevent us from implementing these amenities at additional theatres and could limit our ability to compete with other exhibitors.

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

Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2014, approximately 35% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs. We are subject to various federal, state and local environmental laws. See Item 1 “Business—Regulatory Environment.”

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2014 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $49.4 million and $91.9 million of federal and state operating loss carryforwards, respectively, with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.

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

Our acquisition of Digiplex triggered an ownership change for Digiplex during the third quarter of 2014. We have evaluated the impact of this ownership change and has determined at the acquisition date that Digiplex had a net unrealized built-in gain and was therefore not subject to an RBIL limitation. Therefore, we do not believe that the ownership change will significantly limit our ability to utilize net operating losses acquired from Digiplex.

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

Management’s conclusion at December 31, 2014 that it is more likely than not that our net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, a valuation allowance may need to be established for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and results of operations.

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

We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. We anticipate our development activities in 2015 will consist of up to six theatres. Developing new theatres requires a significant amount of time and resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Contractors may have difficulty in obtaining financing for construction. We face significant competition for potential theatre locations. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include attendance levels, admissions and concessions pricing and the weighted average cost of capital. Accordingly, actual results could vary significantly from such estimates. We had long-lived asset impairment charges, from our continuing operations, in each of the last five fiscal years totaling $21.7 million. For fiscal years 2014, 2013 and 2012, our impairment charges from our continuing operations were $3.2 million, $3.7 million and $4.2 million, respectively.

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

As of December 31, 2014, we owned, operated, or had an interest in 57 of our theatres and leased 217 of our theatres. A list of our theatres, by state, is included above under “Business—Overview.”

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

We own our headquarters building, which has approximately 48,500 square feet, as well as a building that we use to store and repair theatre equipment. Both of these facilities are located in Columbus, Georgia. In addition, we lease a warehouse in Phenix City, Alabama which is used as a storage and refurbishment site for theatre equipment.

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

Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2014 was $26.27 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2013 through December 31, 2014.

2014	High	Low	Dividends
Fourth Quarter	$32.51	$24.83	$—
Third Quarter	$35.49	$30.50	$—
Second Quarter	$36.22	$27.67	$—
First Quarter	$32.60	$25.63	$—

2013	High	Low	Dividends
Fourth Quarter	$28.45	$20.82	$—
Third Quarter	$22.58	$16.92	$—
Second Quarter	$19.54	$15.44	$—
First Quarter	$18.90	$14.95	$—

As of December 31, 2014, there were 283 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.

During fiscal year 2014, we did not make any sales of unregistered equity securities. During the three months ended December 31, 2014, we did not repurchase any of our equity securities.

No dividends were paid during fiscal years 2013 and 2014. Currently, we plan to allocate our capital primarily to fund capital projects, including new build-to-suit theatres and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

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

The following stock performance graph compares, for the five year period ended December 31, 2014, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and a peer group of five public companies engaged in the motion picture exhibition industry and classified under SIC Code 7830-Services-Motion Picture Theatres. The peer group consists of Cinemark Holdings, Inc., Reading International, Inc., AMC Entertainment Holdings, Inc. and Regal Entertainment Group. Measurement points are the last trading day for each year ended December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013 and December 31 2014. The graph assumes that $100 was invested on December 31, 2009 in our common stock, the NASDAQ Market Index and a peer group consisting of motion picture exhibitors and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2014 (other than operating data) are derived from our audited consolidated financial statements, and contains the results of Rave for the period November 15, 2012 to December 31, 2014, the results of Muvico for the period November 20, 2013 to December 31, 2014 and the results of Digiplex for the period August 15, 2014 to December 31, 2014.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except per share and per patron data)
Statement of Operations Data:
Revenues:
Admissions	$427.2	$398.6	$339.6	$303.3	$318.0
Concessions and other	262.7	236.2	194.3	168.7	159.2

Total operating revenues	689.9	634.8	533.9	472.0	477.2

Operating costs and expenses:
Film exhibition costs	235.5	220.3	184.1	163.8	175.6
Concession costs	30.3	29.0	23.0	19.5	17.4
Salaries and benefits	92.0	82.9	70.0	66.6	71.5
Theatre occupancy costs	86.9	66.7	56.0	51.1	52.5
Other theatre operating costs	121.0	100.8	82.9	80.1	80.1
General and administrative expenses	32.2	25.8	24.5	19.1	17.6
Lease termination charges	—	3.1	—	—	—
Severance agreement charges	—	0.3	0.5	0.8	—
Depreciation and amortization	49.2	42.4	33.3	31.8	31.4
(Gain) loss on sale of property and equipment	(1.5)	0.3	1.0	0.3	(0.7)
Write-off of note receivable	—	—	—	0.8	—
Impairment of long-lived assets (1)	3.2	3.7	4.2	3.1	7.5

Total operating costs and expenses	648.8	575.3	479.5	437.0	452.9

Operating income	41.1	59.5	54.4	35.0	24.3
Interest expense	51.7	49.5	36.0	34.1	36.0
Loss on extinguishment of debt	—	—	5.0	—	2.6

(Loss) income before income tax and income from unconsolidated affiliates	(10.6)	10.0	13.4	0.9	(14.3)
Income tax (benefit) expense (3)	(1.4)	6.1	(80.9)	10.3	(0.7)
Income from unconsolidated affiliates	0.4	1.6	1.2	1.8	1.2

(Loss) income before discontinued operations	(8.8)	5.5	95.5	(7.6)	(12.4)
(Loss) income from discontinued operations, net of tax	(0.1)	0.2	0.8	(0.1)	(0.2)

Net (loss) income	$(8.9)	$5.7	$96.3	$(7.7)	$(12.6)

Weighted average shares outstanding (in thousands)
Basic	23,392	19,540	15,761	12,807	12,751
Diluted	23,392	20,051	16,086	12,807	12,751
(Loss) income per common share:
Basic	$(0.38)	$0.29	$6.11	$(0.60)	$(0.99)
Diluted	$(0.38)	$0.29	$5.99	$(0.60)	$(0.99)
Dividends declared per share	$—	$—	$—	$—	$—

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (at year end):
Cash and cash equivalents	$97.5	$143.9	$68.5	$13.6	$13.1
Property and equipment, net of accumulated depreciation (1)	501.5	467.8	444.9	355.9	368.2
Total assets	898.1	844.6	712.7	422.9	454.8
Total debt (2)	449.6	455.3	434.7	315.4	353.4
Accumulated deficit	(192.2)	(183.3)	(189.0)	(285.3)	(277.6)
Total stockholders’ equity (deficit)	$288.5	$245.8	$149.4	$(5.6)	$0.1

Other Financial Data:
Net cash provided by operating activities	$39.0	$70.7	$52.3	$69.9	$27.7
Net cash used in investing activities	(68.6)	(79.0)	(52.6)	(29.6)	(12.9)
Net cash (used in) provided by financing activities	(16.7)	83.7	55.2	(39.7)	(27.5)
Capital expenditures	$59.7	$37.8	$35.1	$19.3	$16.9

Operating Data:
Theatres at year end	274	252	249	237	239
Screens at year end	2,897	2,660	2,502	2,254	2,236
Average screens in operation	2,758	2,516	2,286	2,230	2,266
Average screens per theatre	10.6	10.6	10.0	9.5	9.4
Total attendance (in thousands)	59,056	56,747	50,357	47,177	47,909
Average admissions per patron	$7.23	$7.06	$6.85	$6.57	$6.85
Average concessions and other sales per patron	$4.45	$4.19	$3.91	$3.66	$3.43
Average attendance per screen	21,414	22,558	22,032	21,155	21,140

(1)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.
(2)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations.
(3)	During the quarter ended December 31, 2012, we determined that it was more likely than not that the majority of our deferred tax assets would be realized in the future and accordingly we released our valuation allowance against our deferred tax assets of $86.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are one of the largest motion picture exhibitors in the United States and as of December 31, 2014 we owned, operated or had an interest in 274 theatres with 2,897 screens located in 41 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of December 31, 2014, all of our screens are on a digital-based platform, and 257 theatres with 1,080 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

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

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On August 15, 2014, we completed our acquisition of 21 theatres and 206 screens from Digital Cinema Destination Corp. (“Digiplex”) through a stock-for-stock acquisition. Each outstanding Digiplex share, other than shares owned by us, Digiplex, or our respective subsidiaries, was converted into the right to receive 0.1765 shares of our common stock, or approximately 1.4 million Carmike shares in the aggregate. Subsequent to the acquisition date, we completed the acquisition of 3 pipeline theatres and 28 screens for approximately $5.4 million.

In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened five new build-to-suit theatres during the year ended December 31, 2014 and added large format auditoriums to two existing theatres. We anticipate opening up to six new build-to-suit theatres in 2015.

During 2014, we began converting three theatres to our in-theatre dining concept which we expect to open in 2015. These theatres features a casual in-theatre dining and movie-going experience for the entire family. In addition to push-button service, these theatres allow patrons to enjoy a wide array of food and beverage options while enjoying a movie in our premium seats. We believe that a single theatre and dining destination provides our patrons with a more convenient and affordable entertainment experience which can lead to increased visits. We intend to convert additional theatres to in-theatre dining as well as construct new build-to-suit in-theatre dining complexes in future years.

Two entertainment complexes acquired from Muvico include a Bogart’s Bar and Grill restaurant. In certain locations, we offer an enhanced food and beverage menu, including the sale of alcoholic beverages. We anticipate expanding our in-theatre dining presence in future years. Revenues generated from the operation of these dining concepts during 2014 were not significant to our consolidated statements of operations.

In 2014, we added five “Big D” format auditoriums. Big D auditoriums include wall to wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2015 and include a Big D auditorium in many of our new theatres.

Sixteen of our auditoriums feature IMAX digital projection systems. We acquired our first seven IMAX auditoriums in November 2012 as part of the Rave acquisition (described below), acquired one IMAX auditorium in August 2013 as part of the Cinemark acquisition (described below), acquired two IMAX auditoriums in November 2013 as part of the Muvico acquisition (described below) and acquired one IMAX auditorium in August 2014 as part of the Digiplex acquisition (described below). In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of December 31, 2014, 5 of the 10 additional IMAX theatre systems had been installed.

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

Revenues

We derive almost all of our revenues from box office receipts and concession sales with additional revenues from screen advertising sales, our two Bogart’s restaurants, our Hollywood Connection fun center, and other revenue streams, such as electronic video games located in some of our theatres and theatre rental fees. Successful films released during the year ended December 31, 2014 included Guardians of the Galaxy and The Hunger Games: Mockingjay—Part 1, which both grossed over $300 million in domestic box office; and Captain America: The Winter Soldier, The LEGO Movie, Transformers: Age of Extinction, Maleficent, X-Men: Days of Future Past, Dawn of the Planet of the Apes, Big Hero 6, The Amazing Spider-Man 2, and Godzilla which each grossed over $200 million in domestic box office. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.

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

	Year Ended December 31,
	2014	2013	2012
Revenues:
Admissions	62%	63%	64%
Concessions and other	38%	37%	36%

Total operating revenues	100%	100%	100%

Operating costs and expenses:
Film exhibition costs (1)	34%	34%	34%
Concession costs	4%	5%	5%
Salaries and benefits	13%	13%	13%
Theatre occupancy costs	13%	10%	10%
Other theatre operating costs	18%	16%	16%
General and administrative expenses	4%	4%	5%
Lease termination charges	—%	0%	—%
Severance agreement charges	—%	—%	—%
Depreciation and amortization	7%	7%	6%
(Gain) loss on sale of property and equipment	—%	—%	—%
Impairment of long-lived assets	1%	1%	1%

Total operating costs and expenses	94%	90%	90%

Operating income	6%	10%	10%
Interest expense	7%	8%	6%
Loss on extinguishment of debt	—%	—%	1%

(Loss) income before income tax and income from unconsolidated affiliates	(1)%	2%	3%
Income tax (benefit) expense	—%	1%	(15)%
Income from unconsolidated affiliates	—%	—%	—%

(Loss) income from continuing operations	(1)%	1%	18%
(Loss) income from discontinued operations	—%	—%	—%

Net (loss) income	(1)%	1%	18%

(1)	Film exhibition costs include advertising expenses.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation and includes the impact of the acquired Muvico and Digiplex theatres (collectively the “Acquired Theatres”) from November 20, 2013 and August 15, 2014, respectively.

	Year ended December 31,
	2014	2013
Average theatres	262	247
Average screens	2,758	2,516
Average attendance per screen (1)	21,414	22,558
Average admission per patron (1)	$7.23	$7.06
Average concessions and other sales per patron (1)	$4.45	$4.19
Total attendance (in thousands) (1)	59,056	56,747
Total revenues (in thousands)	$689,929	$634,835

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2014 were estimated to have decreased by approximately 5.2% in comparison to 2013. The decrease was primarily due to record-setting annual box office revenues for the industry in 2013 which proved to be a difficult comparison for 2014. We experienced an increase of 7.2% in admissions revenues for 2014. Excluding incremental admissions revenues of $43.3 million from the Acquired Theatres, our admissions revenues decreased 3.7% for 2014. We believe our admissions revenue decreased less than that of the industry due to certain films that played better in our smaller markets than in larger metropolitan markets.

Total revenues increased 8.7% to $689.9 million for the year ended December 31, 2014 compared to $634.8 million for the year ended December 31, 2013, due to an increase in total attendance from 56.7 million in 2013 to 59.1 million in 2014, an increase in average admissions per patron from $7.06 in 2013 to $7.23 in 2014 and an increase in concessions and other sales per patron from $4.19 in 2013 to $4.45 in 2014. Excluding incremental total revenues from the Acquired Theatres, total revenues decreased 2.1% to $621.2 million from $634.8 million in 2013. The decrease in total revenues, excluding the Acquired Theatres, was due to a decrease in total attendance from 56.7 million to 53.9 million, partially offset by an increase in average admissions per patron from $7.06 in 2013 to $7.12 in 2014 and an increase in concessions and other sales per patron from $4.19 in 2013 to $4.40 in 2014. Admissions revenues increased 7.2% to $427.2 million in 2014 from $398.6 million in 2013, due to attendance from the Acquired Theatres and an increase in average admissions per patron. Excluding incremental admissions revenues of $43.3 million from the Acquired Theatres, admissions revenue decreased 3.7% to $383.9 million in 2014 from $398.6 million in 2013. Concessions and other revenues increased 11.2% to $262.7 million in 2014 from $236.2 million in 2013, due to attendance from the Acquired Theatres and an increase in average concessions and other sales per patron. Excluding incremental concessions and other revenues from the Acquired Theatres, concessions and other revenues increased 0.4% to $237.3 million in 2014 from $236.2 million in 2013.

We operated 274 theatres with 2,897 screens at December 31, 2014 and 252 theatres with 2,660 screens at December 31, 2013.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented and includes the impact of incremental expenses from the Acquired Theatres from November 20, 2013 and August 15, 2014, respectively.

	Year ended December 31,
($’s in thousands)	2014	2013	% Change
Film exhibition costs	$235,457	$220,260	7
Concession costs	$30,310	$29,052	4
Salaries and benefits	$91,954	$82,985	11
Theatre occupancy costs	$86,876	$66,651	30
Other theatre operating costs	$121,025	$100,800	20
General and administrative expenses	$32,268	$25,838	25
Lease termination charges	$—	$3,063	n/m
Severance agreement charges	$—	$253	n/m
Depreciation and amortization	$49,234	$42,378	16
(Gain) loss on sale of property and equipment	$(1,451)	$275	n/m
Impairment of long-lived assets	$3,212	$3,726	(14)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2014 increased to $235.5 million as compared to $220.3 million for the year ended December 31, 2013 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55.1% for the year ended December 31, 2014, as compared to 55.3% for the year ended December 31, 2013, primarily as a result of more top-tier films in 2013, which typically carry higher film rent. Excluding incremental film exhibition costs from the Acquired Theatres, film exhibition costs for the year ended December 31, 2014 decreased to $211.6 million as compared to $220.3 million for the year ended December 31, 2013 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the Acquired Theatres, film exhibition costs were 55.1% for the year ended December 31, 2014 as compared to 55.3% for the year ended December 31, 2013.

Concessions costs. Concession costs for the year ended December 31, 2014 increased to $30.3 million as compared to $29.1 million for the year ended December 31, 2013. As a percentage of concessions and other revenues, concession costs were 11.5% for the year ended December 31, 2014, as compared to 12.3% for the year ended December 31, 2013 primarily due to a decrease in the cost of concession supplies and higher concession rebates. While we have recently expanded food and beverage options in certain locations, our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential. Excluding incremental concession costs from the Acquired Theatres, concession costs for the year ended December 31, 2014 decreased to $26.2 million as compared to $29.1 million for the year ended December 31, 2013. Excluding the Acquired Theatres, as a percentage of concessions and other revenues, concession costs were 11.0% for the year ended December 31, 2014, as compared to 12.3% for the year ended December 31, 2013.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2014 increased to $92.0 million as compared to $83.0 million for the year ended December 31, 2013. Excluding incremental salaries and benefits associated with the Acquired Theatres, salaries and benefits decreased to $82.3 million from $83.0 million for the year ended December 31, 2014, primarily due to reduced staffing levels reflecting the decrease in attendance.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the year ended December 31, 2014 increased to $86.9 million as compared to $66.7 million for the year ended December 31, 2013. Excluding incremental theatre occupancy costs associated with the Acquired Theatres, theatre occupancy costs increased $8.1 million from $66.7 million to $74.8 million. The increase in theatre occupancy costs, excluding theatre occupancy costs associated with the Acquired Theatres, for the year ended December 31, 2014 is primarily due to an increase in rent expense of $5.6 million associated with net theatre openings during 2014, an increase in deferred rent expense of $0.6 million and an increase in other theatre occupancy costs of $1.9 million.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2014 increased to $121.0 million as compared to $100.8 million for the year ended December 31, 2013. Excluding incremental other theatre operating costs from the Acquired Theatres, other theatre operating costs for the year ended December 31, 2014 increased to $108.0 million as compared to $100.8 million for the year ended December 31, 2013. The increase in our other theatre operating costs, excluding other theatre operating costs associated with the Acquired Theatres, are primarily the result of increases in utilities expense of $1.8 million, professional assistance of $0.8 million, property taxes of $0.6 million and repair and maintenance costs of $0.5 million.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2014 increased to $32.2 million as compared to $25.8 million for the year ended December 31, 2013. The increase in our general and administrative expenses is primarily the result of 1) increases in professional fees of $1.1 million related to acquisition activities; 2) increases of $2.4 million of share-based compensation expense primarily related to certain retirement eligible employees; 3) increases in salaries and benefits of $1.9 million pertaining significantly to the retention of certain Digiplex employees and severance costs incurred as part of the Digiplex acquisition and 4) $0.8 million related to the final contingent consideration paid to MNM theatres.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2014 increased to $49.2 million as compared to $42.4 million for the year ended December 31, 2013 due to a combination of higher balances of property and equipment due to theatre openings and acquisitions.

Net (gain) loss on sales of property and equipment. We recognized a net gain of $1.5 million on the sales of property and equipment for the year ended December 31, 2014 as compared to a loss of $0.3 million for the year ended December 31, 2013. Our gains and losses primarily result from the disposition of surplus and underperforming property and equipment.

Impairment of long-lived assets. Impairment of long-lived assets, including impairment from discontinued operations, for the year ended December 31, 2014 decreased to $3.2 million compared to $3.7 million for the year ended December 31, 2013. For 2014, impairment charges related to fixed assets, calculated using valuation inputs as of the date of the impairment analysis, were primarily the result of the continued deterioration in the full year operating results of certain theatres impaired in prior years.

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

Operating income. Operating income for the year ended December 31, 2014 was $41.0 million as compared to operating income of $59.6 million for the year ended December 31, 2013. Excluding incremental operating income from the Acquired Theatres, operating income for the year ended December 31, 2014 was $41.0 million compared to $59.6 million for the year ended December 31, 2013. The changes in our operating income, excluding incremental operating income from the Acquired Theatres, are primarily due to the increased circuit size being unable to offset the impact of decreased attendance and the factors described above.

Interest expense, net. Interest expense, net for the year ended December 31, 2014 increased to $51.7 million from $49.5 million for the year ended December 31, 2013. The increase is primarily related to interest expense associated with financing obligations assumed from recently acquired theatres.

Income tax.

	Year Ended December 31,
	2014	2013
(Loss) income from continuing operations	$(10,663)	$10,008

Federal tax (benefit) expense, at statutory rates	(3,732)	3,503
State tax expense, net of federal tax effects	13	1,748
Entity restructuring reduction in state deferred tax assets	1,597	—
Non-deductible transaction costs	849	—
Permanent non-deductible expenses	203	241
Impact of equity investment income at statutory tax rate	128	575
Tax effect of uncertain tax position	(302)	86
Employment credits	(100)	(276)
Other	(63)	—
Reduction in gross deferred tax assets due to IRC Section 382 limitations	—	227

Total tax (benefit) expense from continuing operations	$(1,407)	$6,104

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date.

We recognized an income tax benefit of $1.4 million during the year ended December 31, 2014, compared to income tax expense of $6.1 million during the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 was approximately 13.6%. Our tax rate was different from the statutory tax rate primarily due to state income taxes, a reduction in deferred tax assets resulting from state NOL’s not able to be recognized following a restructuring in the Company’s organization, professional expenses incurred during 2014 related to the Digiplex stock acquisition that are not deductible for tax purposes and changes in uncertain tax positions.

As of December 31, 2014 and 2013, the amount of unrecognized tax benefits related to continuing operations was $0.2 million and $2.8 million, respectively.

Loss (income) from discontinued operations. We generally consider theatres for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2014 and 2013, we closed seven and fourteen theatres, respectively. We did not close any theatres during the year ended December 31, 2014 prior to the adoption of Accounting Standards Update (“ASU”) 2014-08 and therefore did not classify any closed theatres as discontinued operations. Of the theatres closed during 2013, we classified six theatres as discontinued operations and reported the results of these operations, including gains or losses on disposal, as discontinued operations. The operations and cash flow of these theatres have been eliminated from our continuing operations, and we will not have any continuing involvement in their operations. All prior years included in the accompanying consolidated statements of operations have been reclassified to separately show the results of operations from discontinued operations through the respective date of the theatre closings. Loss from discontinued operations for the year ended December 31, 2014 was $0.1 million, with no gain or loss on disposal of assets, as compared to income of $0.2 million, including gain on disposal of assets of $0.8 million for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation and includes the impact of the purchased Rave and Muvico theatres (collectively the “Purchased Theatres”) from November 15, 2012 and November 20, 2013, respectively.

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

Catching Fire, and Despicable Me 2, which all grossed over $300 million in box office revenues, and an increase in average ticket prices. We experienced an increase of 17.4% in admissions revenues for 2013. Excluding incremental admissions revenues of $53.7 million from the Purchased Theatres, our admissions revenues increased 1.6% for 2013. We believe our admissions revenue increased more than that of the industry due to certain films that played better in our smaller markets than in larger metropolitan markets.

Total revenues increased 18.9% to $634.8 million for the year ended December 31, 2013 compared to $533.9 million for the year ended December 31, 2012, due to an increase in total attendance from 50.4 million in 2012 to 56.7 million in 2013, an increase in average admissions per patron from $6.85 in 2012 to $7.06 in 2013 and an increase in concessions and other sales per patron from $3.91 in 2012 to $4.19 in 2013. Excluding incremental total revenues from the Purchased Theatres, total revenues increased 3.4% to $552.0 million from $533.9 million in 2012. The increase in total revenues, excluding the Purchased Theatres, was due to an increase in average admissions per patron from $6.85 in 2012 to $6.91 in 2013 and an increase in concessions and other sales per patron from $3.91 in 2012 to $4.15 in 2013, partially offset by a decrease in total attendance from 50.4 million to 49.9 million. Admissions revenues increased 17.4% to $398.6 million in 2013 from $339.6 million in 2012, due to attendance from the Purchased Theatres and an increase in average admissions per patron. Excluding incremental admissions revenues of $53.7 million from the Purchased Theatres, admissions revenue increased 1.6% to $344.9 million in 2013 from $339.6 million in 2012. Concessions and other revenues increased 21.6% to $236.2 million in 2013 from $194.3 million in 2012, due to attendance from the Purchased Theatres and an increase in average concessions and other sales per patron. Excluding incremental concessions and other revenues from the Purchased Theatres, concessions and other revenues increased 6.6% to $207.0 million in 2013 from $194.3 million in 2012.

We operated 252 theatres with 2,660 screens at December 31, 2013 and 249 theatres with 2,502 screens at December 31, 2012.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented and includes the impact of incremental expenses from the Purchased Theatres from November 15, 2012 and November 20, 2013, respectively.

	Year ended December 31,
($’s in thousands)	2013	2012	% Change
Film exhibition costs	$220,260	$184,108	20
Concession costs	$29,052	$23,020	26
Salaries and benefits	$82,985	$70,039	18
Theatre occupancy costs	$66,651	$55,982	19
Other theatre operating costs	$100,800	$82,936	22
General and administrative expenses	$25,838	$24,547	5
Severance agreement charges	$253	$473	n/m
Depreciation and amortization	$42,378	$33,273	27
Loss on sale of property and equipment	$275	$968	n/m
Impairment of long-lived assets	$3,726	$4,227	(12)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2013 increased to $220.3 million as compared to $184.1 million for the year ended December 31, 2012 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55.3% for the year ended December 31, 2013, as compared to 54.2% for the year ended December 31, 2012, primarily as a result of more top-tier films in 2013, which typically carry higher film rent. Excluding incremental film exhibition costs from the Purchased Theatres, film exhibition costs for the year ended December 31, 2013 increased to $190.1 million as compared to $184.1 million for the year ended December 31,

2012 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the Purchased Theatres, film exhibition costs were 55.1% for the year ended December 31, 2013 as compared to 54.2% for the year ended December 31, 2012.

Concessions costs. Concession costs for the year ended December 31, 2013 increased to $29.0 million as compared to $23.0 million for the year ended December 31, 2012. As a percentage of concessions and other revenues, concession costs were 12.3% for the year ended December 31, 2013, as compared to 11.8% for the year ended December 31, 2012 primarily due to an increase in the cost of concession supplies, discounts and other promotional activities and lower concession rebates. Our focus continues to be a limited concessions offering of high margin products such as soft drinks, popcorn and individually packaged candy, to maximize our profit potential. Excluding incremental concession costs from the Purchased Theatres, concession costs for the year ended December 31, 2013 increased to $25.4 million as compared to $23.0 million for the year ended December 31, 2012. Excluding the Purchased Theatres, as a percentage of concessions and other revenues, concession costs were 12.3% for the year ended December 31, 2013, as compared to 11.8% for the year ended December 31, 2012.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2013 increased to $83.0 million as compared to $70.0 million for the year ended December 31, 2012. Excluding incremental salaries and benefits associated with the Purchased Theatres, salaries and benefits increased to $73.2 million from $70.0 million for the year ended December 31, 2012, primarily due to increased staffing levels resulting from the increase in attendance.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the year ended December 31, 2013 increased to $66.7 million as compared to $56.0 million for the year ended December 31, 2012. Excluding incremental theatre occupancy costs associated with the Purchased Theatres, theatre occupancy costs increased $3.2 million from $56.0 million to $59.1 million. The increase in theatre occupancy costs, excluding theatre occupancy costs associated with the Purchased Theatres, for the year ended December 31, 2013 is primarily due to an increase in rent expense of $2.9 million associated with net theatre openings during 2014 and an increase in deferred rent expense of $0.5 million, partially offset by a decrease in other theatre occupancy costs of $1.2 million.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2013 increased to $100.8 million as compared to $82.9 million for the year ended December 31, 2012. Excluding incremental other theatre operating costs from the Purchased Theatres, other theatre operating costs for the year ended December 31, 2013 increased to $86.6 million as compared to $82.9 million for the year ended December 31, 2012. The increase in our other theatre operating costs, excluding other theatre operating costs associated with the Purchased Theatres, are primarily the result of increases in utilities expense of $0.9 million and repair and maintenance costs of $1.4 million.

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

Operating income. Operating income for the year ended December 31, 2013 was $59.6 million as compared to operating income of $54.3 million for the year ended December 31, 2012. Excluding incremental operating income from the Purchased Theatres, operating income for the year ended December 31, 2013 was $42.0 million compared to $54.3 million for the year ended December 31, 2012. The changes in our operating income are primarily due to the factors described above.

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

Income tax.

	Year Ended December 31,
	2013	2012
Income from continuing operations	$10,008	$13,375

Federal tax expense, at statutory rates	3,503	4,681
State tax expense (benefit), net of federal tax effects	1,748	(173)
Permanent non-dedecutible expenses	241	97
Tax effect of uncertain tax position	86	152
Impact of equity investment income at statutory tax rate	575	476
Reduction in gross deferred tax assets due to IRC Section 382	227	396
Employment credits	(276)	—
(Decrease) increase in valuation allowance	—	(86,533)

Total tax expense (benefit) from continuing operations	$6,104	$(80,904)

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

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. Historically, we have been able to operate with a substantial working capital deficit because our operations are primarily conducted on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $35.2 million as of December 31, 2014 compared to a working capital surplus of $82.1 million at December 31, 2013. The working capital surplus at December 31, 2014 and 2013 resulted from proceeds of $88.0 million and $56.3 million received from our common stock offerings in July 2013 (overallotment issued in August 2013) and April 2012, respectively.

At December 31, 2014, we had available borrowing capacity of $25 million under our revolving credit facility and approximately $97.5 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving credit facility and approximately $143.9 million in cash and cash equivalents on hand at December 31, 2013. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $39.0 million for the year ended December 31, 2014 as compared to $70.7 million for the same period in 2013. Our box office attendance was higher for the year ended December 31, 2014 as a result of recently acquired theatres. However, as a result of the less favorable 2014 movie slate, the increase was unable to cover the related fixed costs associated with our recently acquired theatres. In addition, accounts receivable balances increased $10.1 million and accounts payable and accrued expenses increased $4.1 million compared to the prior period. Net cash used in investing activities was $68.6 million for the year ended December 31, 2014 as compared to $79.0 million for the same period in 2013. The decrease in our net cash used in investing activities is primarily due to a reduction of $26.4 million in the amount of cash spent on theatre acquisitions in 2014 and an increase in the proceeds from sales of property and equipment of $5.5 million, partially offset by an increase in purchases of property and equipment, of $21.9 million. Capital expenditures were $59.7 million for the year ended December 31, 2014 as compared to $37.8 million for the same period in 2013. For the year ended December 31, 2014, net cash used in financing activities was $16.7 million as compared to net cash provided by financing activities of $83.7 million for the same period in 2013. The net cash provided by financing activities in 2013 was primarily due to the proceeds of $88.0 million received from our common stock offering in the third quarter of 2013.

Net cash provided by operating activities was $70.7 million for the year ended December 31, 2013 as compared to $52.3 million for the same period in 2012. Cash provided by operating activities was higher for the year ended December 31, 2013 due primarily to increased attendance resulting from acquired theatres, increases in admissions revenue per patron and concession and other revenues per patron and an increase in accounts payable as compared to the prior period, partially offset by an increase in interest paid of $15.6 million. The increase in cash interest paid is primarily due to an increase in the weighted average interest rate of our Senior Secured Notes compared to our prior term loan and interest associated with financing obligations assumed from theatres acquired during 2012 and 2013. Net cash used in investing activities was $79.0 million for the year ended December 31, 2013 as compared to $52.6 million for the same period in 2012. The increase in our net cash used in investing activities is primarily due to theatre acquisitions, an increase in purchases of property and equipment, and a decrease in proceeds from sales of property and equipment. Capital expenditures were $37.8 million for the year ended December 31, 2013 as compared to $35.1 million for the same period in 2012. For the year ended December 31, 2013, net cash provided by financing activities was $83.7 million as compared to net cash provided by financing activities of $55.2 million for the same period in 2012. The increase in our net cash provided by financing activities is primarily due to the proceeds of $88.0 million received from our common stock offering in the third quarter of 2013, partially offset by the incurrence of $8.6 million of debt issuance costs in 2012.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2014, we closed seven of our underperforming theatres and estimate closing approximately six theatres in 2015.

We plan to make approximately $60 million in capital expenditures for calendar year 2015. We opened five new build-to-suit theatres in 2014 and anticipate opening approximately six new build-to-suit theatres in 2015. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience auditoriums during 2015. In addition, 15 of our auditoriums feature IMAX digital projection systems. In October 2013, we entered into a new revenue sharing agreement with IMAX for 10 additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of December 31, 2014, five of the ten IMAX theatre systems had been installed.

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On August 15, 2014, we completed our acquisition of 21 theatres and 206 screens in 8 states from Digiplex. Prior to the acquisition, Digiplex had entered into agreements to acquire 4 theatres and 33 screens (“pipeline theatres”). We completed our acquisition of one pipeline theatre and 10 screens on August 22, 2014 and two pipeline theatres and 18 screens on September 26, 2014. The transaction for one pipeline theatre was terminated subsequent to the acquisition.

No dividends were paid during fiscal years 2013 and 2014. Currently, we plan to allocate our capital primarily to fund capital projects, including new build-to-suit theatres and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

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

The Credit Agreement provides a $25.0 million senior secured revolving credit facility having a four year term, and includes a sub-facility for the issuance of letters of credit totaling up to $10.0 million. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect wholly owned domestic subsidiaries, and the obligations of us and our guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of our and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among us, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Agreement contains provisions to accommodate the incurrence of up to $150.0 million in future incremental borrowings. While the Credit Agreement does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Agreement describes how such debt (if provided by our existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. No amounts were borrowed under the Credit Facility for the year ended December 31, 2014.

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

As of December 31, 2014, none of our accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under our most restrictive covenants was approximately $199.0 million.

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

In the event of a bankruptcy or insolvency event of default, the Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable. As of December 31, 2014, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

Debt Service

Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2015 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2014:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
7.375% Notes (1)	$—	$—	$210.0	$—	$210.0
Interest payments – 7.375% Notes (2)	15.5	31.0	23.2	—	69.7
Financing obligations, including interest	34.3	69.6	73.8	255.4	433.1
Capital lease obligations, including interest	6.5	13.2	11.1	15.6	46.4
Operating leases	78.5	139.1	119.3	411.4	748.3
Christie contract	0.2	0.1	—	—	0.3
FIN 48 liabilities (3)	—	—	—	—	—
Employment agreement with Chief Executive Officer	0.7	0.3	—	—	1.0

Total contractual cash obligations	$135.7	$253.3	$437.4	$682.4	$1,508.8

(1)	Includes only principal payments on the Senior Secured Notes.

(2)	The contractual obligations table includes scheduled interest payments on our 7.375% Notes. The table does not include any scheduled interest payments on our variable rate revolving Credit Facility. As of December 31, 2014, no amounts were drawn under our revolving Credit Facility. The interest rate for borrowing under our revolving credit facility is the London interbank offered rate (“LIBOR”) (subject to a 1.00% floor) plus a margin of 4.50%, or Base Rate (as defined in the revolving credit facility) (subject to a 2.00% floor) plus a margin of 3.50%, as we may elect.
(3)	The contractual obligations table excludes the long-term portion of our FIN 48 liabilities of $0.2 million associated with unrecognized federal tax benefits because the timing of the related payments was not reasonably estimable as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.

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

We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognition related to unredeemed gift cards and other advanced sale-type certificates totaled $1.1 million, $0.5 million and $1.3 million in 2014, 2013 and 2012, respectively.

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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value of the asset group is determined primarily by discounting the estimated future cash flow at a rate commensurate with the related risk and giving consideration to market participant assumptions. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. We project future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%. Significant judgment is required in estimating future cash flows, including significant assumptions regarding future attendance, admissions and concessions price increases, and film rent and other theatre operating costs. Accordingly, actual results could vary significantly from such estimates.

For the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges, including discontinued operations, of $3.2 million, $3.9 million and $4.3 million, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the continued deterioration in the full-year operating results of theatres impaired in prior years, the decline in market value of previously closed theatres, the Company’s plan to replace two owned theatres prior to the end of their useful lives and the impact of competition in a market where we operate one theatre. At this time, the Company is not aware of any future impairment charges. However, events or circumstances could arise which may result in a theatre’s asset carrying value to not be recoverable.

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

As a result of the 2008 ownership change, we are limited to an approximate $1.7 million annual limitation on our ability to utilize our pre-change NOLs and recognized built-in losses. We determined that at the date of the ownership change, we had a net unrealized built-in loss (“NUBIL”). The NUBIL is determined based on the difference between the fair market value of our assets and their tax basis at the ownership change. Because of the NUBIL, certain deductions recognized during the five-year period beginning on the date of the IRC Section 382 ownership change (the “recognition period”) are subjected to the same limitation as the net operating loss carryforwards. Because the annual limitation is applied first against the realized built-in losses (“RBILs”), we do not expect to utilize any of our net operating carryforwards during the five year recognition period. The amount of the disallowed RBILs could increase if we dispose of assets with built-in losses at the date of the ownership change during the recognition period. The recognition period ended on October 31, 2013.

Our acquisition of Digiplex triggered an ownership change for Digiplex during the third quarter of 2014. We have evaluated the impact of this ownership change and has determined at the acquisition date that Digiplex had a net unrealized built-in gain and was therefore not subject to an RBIL limitation. Therefore, we do not believe that the ownership change will significantly limit our ability to utilize net operating losses acquired from Digiplex.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations. As of December 31, 2014 and 2013, the amount of unrecognized tax benefits related to continuing operations was $0.2 million and $2.8 million, respectively, all of which would affect our annual tax rate, if recognized.

Impact of Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward except when (1) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU did not have an impact on our consolidated financial statements.

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

We periodically close certain theatres due to an expiring lease, underperformance or the better opportunity to deploy invested capital, and classifies the operations and cash flows as discontinued operations when we no longer has operations in a given market. The operations and cash flows associated with these closed theatres are not significant to our consolidated statement of operations or cash flows. We adopted this ASU during our second fiscal quarter of 2014 and do not believe that the majority of future theatre closures will be classified as discontinued operations or will be considered individually significant components.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance, but does not believe that it will have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations: Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change in control event. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments became effective upon issuance of the ASU. ASU 2014-17 did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2015-01 is not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks. Our Credit Facility, which was undrawn at December 31, 2014, is a floating rate debt instrument and, therefore, is subject to market risk related to changes in interest rates. Our debt is based on a structure that is priced over an index or LIBOR rate option. As of December 31, 2014, if our $25 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $0.3 million on an annual basis. Our Senior Secured Notes carry a fixed interest rate and are therefore not subject to market risk related to changes in interest rates.

We have 43 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $3.8 million over the remaining lives of these leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 2, 2015

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$97,537	$143,867
Restricted cash	395	352
Accounts receivable	18,635	8,513
Inventories	3,733	3,691
Deferred income tax asset	4,691	3,838
Prepaid expenses and other current assets	18,131	14,645

Total current assets	143,122	174,906

Property and equipment:
Land	49,887	53,982
Buildings and building improvements	343,718	340,959
Leasehold improvements	187,433	164,075
Assets under capital leases	50,398	49,670
Equipment	281,736	253,890
Construction in progress	26,709	7,201

Total property and equipment	939,881	869,777
Accumulated depreciation and amortization	(438,378)	(402,022)

Property and equipment, net of accumulated depreciation	501,503	467,755
Goodwill	125,515	74,377
Intangible assets, net of accumulated amortization	3,007	957
Investments in unconsolidated affiliates	5,079	7,073
Deferred income tax asset	101,847	100,043
Other	18,029	19,510

Total assets	$898,102	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$42,181	$43,321
Accrued expenses	32,563	27,306
Deferred revenue	23,513	15,273
Current maturities of capital leases and long-term financing obligations	9,667	6,870

Total current liabilities	107,924	92,770

Long-term liabilities:
Long-term debt	209,690	209,619
Capital leases and long-term financing obligations, less current maturities	230,203	238,763
Deferred revenue	30,669	31,827
Other	31,071	25,831

Total long-term liabilities	501,633	506,040

Commitments and contingencies (Notes 15 and 16)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 24,935,103 shares issued and 24,420,032 shares outstanding at December 31, 2014, and 23,528,038 shares issued and 23,059,959 shares outstanding at December 31, 2013	744	698
Treasury stock, 515,071 and 468,079 shares at cost at December 31, 2014 and 2013, respectively	(13,565)	(11,914)
Paid-in capital	493,587	440,306
Accumulated deficit	(192,221)	(183,279)

Total stockholders’ equity	288,545	245,811

Total liabilities and stockholders’ equity	$898,102	$844,621

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Admissions	$427,212	$398,610	$339,593
Concessions and other	262,717	236,225	194,320

Total operating revenues	689,929	634,835	533,913

Operating costs and expenses:
Film exhibition costs	235,457	220,260	184,108
Concession costs	30,310	29,052	23,020
Salaries and benefits	91,954	82,985	70,039
Theatre occupancy costs	86,876	66,651	55,982
Other theatre operating costs	121,025	100,800	82,936
General and administrative expenses	32,268	25,838	24,547
Lease termination charges	—	3,063	—
Severance agreement charges	—	253	473
Depreciation and amortization	49,234	42,378	33,273
(Gain) loss on sale of property and equipment	(1,451)	275	968
Impairment of long-lived assets	3,212	3,726	4,227

Total operating costs and expenses	648,885	575,281	479,573

Operating income	41,044	59,554	54,340
Interest expense	51,707	49,546	36,004
Loss on extinguishment of debt	—	—	4,961

(Loss) income before income tax and income from unconsolidated affiliates	(10,663)	10,008	13,375
Income tax (benefit) expense	(1,407)	6,104	(80,904)
Income from unconsolidated affiliates	366	1,643	1,204

(Loss) income from continuing operations	(8,890)	5,547	95,483
(Loss) income from discontinued operations (Note 13)	(52)	206	825

Net (loss) income	$(8,942)	$5,753	$96,308

Weighted average shares outstanding:
Basic	23,392	19,540	15,761
Diluted	23,392	20,051	16,086
(Loss) income per common share (Basic):
(Loss) income from continuing operations	$(0.38)	$0.28	$6.06
(Loss) income from discontinued operations	—	0.01	0.05

Net (loss) income	$(0.38)	$0.29	$6.11

(Loss) income per common share (Diluted):
(Loss) income from continuing operations	$(0.38)	$0.28	$5.94
(Loss) income from discontinued operations	—	0.01	0.05

Net (loss) income	$(0.38)	$0.29	$5.99

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at January 1, 2012	13,420	401	(453)	(11,683)	290,997	(285,340)	(5,625)
Stock issuance	4,600	139	—	—	56,427	—	56,566
Net income	—	—	—	—	—	96,308	96,308
Purchase of treasury stock	—	—	(4)	(57)	—	—	(57)
Stock-based compensation	224	—	—	—	2,166	—	2,166
Net excess tax benefits from stock-based compensation	—	—	—	—	76		76

Balance at December 31, 2012	18,244	540	(457)	(11,740)	349,666	(189,032)	149,434
Stock issuance	5,175	155	—	—	87,885	—	88,040
Net income	—	—	—	—	—	5,753	5,753
Purchase of treasury stock	—	—	(11)	(174)	—	—	(174)
Stock options exercised	15	—	—	—	125	—	125
Stock-based compensation	94	3	—	—	2,527	—	2,530
Net excess tax benefits from stock-based compensation	—	—	—	—	103	—	103

Balance at December 31, 2013	23,528	$698	(468)	$(11,914)	$440,306	$(183,279)	$245,811

Stock issued through stock purchase plans	2	—			55		55
Shares issued for acquisition	1,382	42			47,232		47,274
Net loss	—	—	—	—	—	(8,942)	(8,942)
Purchase of treasury stock	—	—	(47)	(1,651)	—	—	(1,651)
Stock options exercised	3	—	—	—	18	—	18
Stock-based compensation	20	4	—	—	4,905	—	4,909
Net excess tax benefits from stock-based compensation	—	—	—	—	1,071	—	1,071

Balance at December 31, 2014	24,935	$744	(515)	$(13,565)	$493,587	$(192,221)	$288,545

The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(8,942)	$5,753	$96,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,235	42,536	33,482
Amortization of debt issuance costs	1,450	1,450	1,761
Impairment of long-lived assets	3,212	3,869	4,348
Loss on extinguishment of debt	—	—	4,961
Deferred income taxes	6,309	3,541	(88,566)
Stock-based compensation	4,909	2,527	2,166
Income (loss) from unconsolidated affiliates	1,430	(14)	257
Other	496	473	319
Gain on sale of property and equipment	(1,451)	(528)	(201)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable and inventories	(9,556)	(781)	(1,939)
Prepaid expenses and other assets	(4,283)	(2,455)	60
Accounts payable	(11,386)	12,969	(4,282)
Accrued expenses and other liabilities	5,399	878	3,195
Deferred construction allowances	1,632	—	—
Distributions from unconsolidated affiliates	549	468	440

Net cash provided by operating activities	39,003	70,686	52,309

Cash flows from investing activities:
Purchases of property and equipment	(59,679)	(37,812)	(35,059)
(Funding) release of restricted cash	(43)	(59)	38
Purchase acquisition, net of acquired cash	(16,146)	(42,928)	(22,237)
Investment in unconsolidated affiliates	(109)	(20)	(55)
Proceeds from sale of property and equipment	7,346	1,804	4,741

Net cash used in investing activities	(68,631)	(79,015)	(52,572)

Cash flows from financing activities:
Debt activities:
Short-term borrowings	—	—	5,000
Repayment of short-term borrowings	—	—	(5,000)
Issuance of long-term debt	—	—	209,500
Repayments of long-term debt	(9,099)	—	(200,229)
Repayments of capital lease and long-term financing obligations	(7,096)	(4,432)	(2,057)
Issuance of common stock	55	88,043	56,566
Proceeds from exercise of stock options	18	125	—
Excess tax benefits from share-based payment arrangements	1,071	103	76
Purchase of treasury stock	(1,651)	(174)	(57)
Debt issuance costs	—	—	(8,621)

Net cash (used in) provided by financing activities	(16,702)	83,665	55,178

(Decrease) increase in cash and cash equivalents	(46,330)	75,336	54,915
Cash and cash equivalents at beginning of year	143,867	68,531	13,616

Cash and cash equivalents at end of year	$97,537	$143,867	$68,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$49,788	$47,647	$32,039
Income taxes	$980	$5,657	$7,453
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$9,518	$2,631	$3,268
Consideration given for Rave acquisition	$—	$—	$1,173
Net assets received for shares issued	$47,274	$—	$—
Liabilities assumed in theatre acquisitions	$9,996	$2,285	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

AS OF DECEMBER 31, 2014 AND 2013, AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands except per share data)

NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 274 theatres in 41 states. Of the Company’s 274 theatres, 260 show films on a first-run basis and 14 are discount theatres. The Company targets primarily mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.

Basis of Presentation

The accompanying consolidated financial statements include those of Carmike and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. When the Company has a non-controlling interest in an entity, it accounts for the investment using the equity method. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Concentration of Risk

The Company purchases substantially all of its concession and janitorial supplies, except for beverage supplies, from Continental Concession Supplies, Inc. (“CCSI”). The Company is a significant customer of CSSI. If this relationship was disrupted, the Company could be forced to negotiate a number of substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to the Company.

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

The Company records proceeds from the sale of gift cards and other advanced sale certificates in current liabilities and recognizes admission and concessions revenue when a holder redeems a gift card or other advanced sale certificate. The Company recognized revenue from unredeemed gift cards and other advanced sale certificates upon the later of expiration of the cards or when redemption becomes unlikely. The Company’s conclusion that redemption is unlikely is based on an analysis of historical trends. Revenue recognized related to unredeemed gift cards and other advanced sale certificates totaled $1,081, $500 and $1,319 in 2014, 2013 and 2012, respectively.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $3,128 and $5,174 at December 31, 2014 and 2013, respectively.

Restricted Cash

Certain balances due to third parties are classified as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts owed primarily for vendor rebates and amounts due from advertisers. We have determined that no allowance for doubtful accounts is required as of December 31, 2014 and 2013 based on historical experience that payment is received in full.

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

Included in buildings and building improvements are assets subject to financing leases with costs of $152,244 and $153,729 at December 31, 2014 and 2013, respectively, and accumulated depreciation of $41,409 and $36,003 at December 31, 2014 and 2013, respectively.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Asset retirement obligations are not material as of December 31, 2014 and 2013.

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

Goodwill

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”), goodwill is not amortized. The Company evaluates goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment. The Company is a single reporting unit. The carrying amount of goodwill at December 31, 2014 and 2013 was $125,515 and $74,377, respectively.

The Company has an option to make a qualitative assessment of its reporting unit’s goodwill for impairment. If the Company chooses to perform a qualitative assessment and determines that the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. If the Company chooses not to perform a qualitative assessment, it performs an impairment test for goodwill using a two-step approach, which is performed at the entity level as the Company has one reporting unit. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step 2 must be performed. If a Step 2 analysis is required, the Company allocates the estimated fair value of the reporting unit to its assets and liabilities, including intangible assets. The residual amount, following this allocation process, is deemed to be the implied fair value of the goodwill. Fair value is determined by using management’s expectations of cash flows in the next five years plus an expected residual value; a discount factor, approximating the weighted-average cost of capital using market participant assumptions; and cash expected to be paid for federal and state income taxes. An impairment charge is recorded to the extent the carrying value of the goodwill exceeds its implied fair value. The Company’s Step 1 impairment analysis of goodwill under ASC 350 did not result in any impairment for any periods presented.

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

Assets acquired and liabilities assumed in business combinations:

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

For the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges from continuing operations of $3,212, $3,726 and $4,227, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the result of continued deterioration of certain previously impaired theatres, competition in the market where the Company operates one theatre and the Company’s plan to replace two owned theatres prior to the end of their useful lives. See Note 3—Impairment of Property and Equipment.

Deferred Revenue

Deferred revenue relates primarily to the amount the Company received for entering into the long-term exhibition agreement with Screenvision Exhibition, Inc. (“Screenvision”) in October 2010 as described in Note 11- Screenvision Transaction, cash received from the sale of discount tickets and gift cards and amounts received in connection with vendor marketing programs. Deferred revenue related to the sale of discount tickets and gift cards are recognized as revenue as described in this Note 2 under “Revenue Recognition.” The amount the Company received for entering in the long-term exhibition agreement with Screenvision will be amortized to concessions and other revenue over the 30 year term of the agreement.

Discontinued Operations

Prior to the Company’s adoption of Accounting Standards Update (“ASU”) 2014-08 (“ASU 2014-08”), theatres in which the Company no longer had continuing involvement in the theatre operations and the cash flows had been eliminated were reported as discontinued operations when the Company no longer had operations in a given market. The results of operations for theatres that have been disposed of or classified as held for sale in prior periods have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. See Note 13—Discontinued Operations.

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

Advertising

Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $2,927, $2,674 and $1,927 in 2014, 2013 and 2012, respectively.

Concession Costs

The Company records payments from vendors as a reduction of concession costs when earned.

Loyalty Program

Members of the Carmike Rewards program earn points for each dollar spent on admissions and concessions at our theatres and earn concession or ticket awards once designated point thresholds have been met. We believe that the value of the awards granted to our Carmike Rewards members is insignificant compared to the value of the transactions necessary to earn the award. The Company records the estimated incremental cost of providing the awards based on the points earned by the members. The Carmike Rewards program commenced on October 1, 2010 and the costs of awards earned for the years ended December 31, 2014, 2013 and 2012 are not significant to our consolidated financial statements.

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

Reclassifications

The Company previously reported salaries and benefits and theatre occupancy costs as a component of other theatre operating costs in its consolidated statements of operations. The 2013 and 2012 amounts have been reclassified from other theatre operating costs to separate line items on the consolidated statement of operations to conform to the 2014 presentation. The Company previously reported deferred revenues expected to be recognized within one year as a component of accrued expenses in its consolidated balance sheets. The 2013 amounts have been reclassified from accrued expenses to a separate line item on the consolidated balance sheet to conform to the 2014 presentation. The Company previously reported excess tax benefits from share-based payment arrangements as a component of deferred income taxes in cash flows from operating activities in the Company’s consolidated statements of cash flows. The 2013 and 2012 amounts have been reclassified from deferred income taxes in cash flows from operating activities to a separate line item in cash flows from financing activities to conform to the 2014 presentation.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance, but does not believe that it will have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations: Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change in control event. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments became effective upon issuance of the ASU. ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT

The Company recorded impairment charges from continuing operations of $3,212, $3,726, and $4,227, for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated aggregate fair value of the long-lived assets impaired during the years ended December 31, 2014 and 2013 was approximately $3,939 and $4,823, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements, and were derived primarily from discounting estimated future cash flows and appraisals of certain owned properties. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

	Year ended December 31,
	2014	2013	2012
Continuing Operations:
Theatre properties	$2,845	$3,528	$3,702
Equipment	367	198	525

Impairment of long-lived assets	$3,212	$3,726	$4,227

Discontinued Operations:
Theatre properties	$—	$122	$103
Equipment	—	21	19

Impairment of long-lived assets	$—	$143	$122

For 2014, impairment charges were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $784 in impairment charges using valuation inputs as of the date of the impairment analysis and (2) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $2,428 in impairment charges using valuation inputs as of the date of the impairment analysis.

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

NOTE 4—ACQUISITIONS

Digiplex

On August 15, 2014, the Company completed its acquisition of Digital Cinema Destination, Corp. (“Digiplex”) pursuant to an Agreement and Plan of Merger with Digiplex and Badlands Acquisition Corporation, a wholly-owned subsidiary of the Company. As a result of the acquisition Digiplex is now a wholly-owned subsidiary of the Company. The acquisition of Digiplex supports the Company’s growth strategy. Digiplex operated 21 theatres and 206 screens in 8 U.S. states. Upon completion of the merger, each issued and outstanding share of Digiplex Class A common stock and Class B common stock, except for any shares owned by the Company, Digiplex or any of their respective subsidiaries, was converted into the right to receive 0.1765 shares of the Company’s common stock, referred to as the “exchange ratio,” or approximately 1.4 million shares of the Company’s common stock in the aggregate. In addition to the shares issued, the Company also assumed a note payable of $9,099, which the Company paid subsequent to closing.

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

Prior to the acquisition, Digiplex had entered into agreements to acquire an additional four theatres and 33 screens (“pipeline theatres”). The Company completed its acquisition of one pipeline theatre and ten screens on August 22, 2014 and two pipeline theatres and 18 screens on September 26, 2014. Total cash consideration paid for the pipeline theatres was approximately $5,400 and resulted in an increase to Goodwill during the year ended December 31, 2014 of approximately $3,250. The transaction for one pipeline theatre was terminated subsequent to the acquisition. The acquisition of the three pipeline theatres was not significant individually or in the aggregate to the Company’s results of operations for the year ended December 31, 2014.

The following table summarizes the preliminary purchase price for Digiplex:

Number of shares of Digiplex common stock outstanding at August 15, 2014	7,832
Exchange ratio	0.1765
Number of shares of Carmike common stock—as exchanged	1,382
Carmike common stock price on August 15, 2014	$34.20

Estimated fair value of 1.4 million common shares issued per merger agreement	$47,274
Cash settlement of Start Media joint venture	10,978
Cash settlement of shares held in escrow	181

Total preliminary estimated acquisition consideration	$58,433

The following table summarizes the purchase price allocation for Digiplex based on the fair value of net assets acquired at the acquisition date:

Digiplex
Total purchase price, net of cash received	$58,004

Accounts receivable	515
Other current assets	266
Property and equipment	26,228
Intangible assets	2,190
Other assets	521
Deferred tax assets	9,776
Accounts payable	(3,359)
Accrued expenses	(3,730)
Unfavorable lease obligations	(5,980)
Capital leases assumed	(850)
Assumption of Northlight term loan	(9,099)

Net assets acquired	16,478

Goodwill	$41,526

The purchase price allocation is preliminary and certain items are subject to change, including the fair value of property and equipment and working capital assets and liabilities. The primary areas of the preliminary valuation that are not yet finalized relate to the fair value of property and equipment. The Company expects to continue to obtain information to assist it in determining the fair values during the measurement period.

Management believes that the fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $41,526 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The majority of the goodwill is not expected to be deductible for income tax purposes. During the three months ended December 31, 2014, the Company continued to estimate the net operating losses, and the resulting deferred tax assets, recognized in connection with the Digiplex acquisition. As a result, the Company increased the deferred tax assets recognized in connection with the acquisition and decreased goodwill by $3,212. Identifiable intangible assets recognized of $2,190 represent favorable lease obligations and will be amortized to theatre occupancy costs over the respective lease term. The Company also recognized unfavorable lease obligations of $5,980. The weighted-average useful life of the favorable lease obligations, prior to the exercise of any extension or renewals associated with the underlying leases is 6.1 years.

The results of Digiplex’s operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net loss of Digiplex included in the Company’s operating results for the year ended December 31, 2014 from the acquisition date were $16,728 and ($197), respectively. Acquisition costs related to professional fees incurred as a result of the Digiplex acquisition, during the year ended December 31, 2014 were approximately $3,477 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations. The majority of these expenses are not deductible for income tax purposes.

Pro Forma Results of Operations (Unaudited)

The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2014 and 2013 assumes the Digiplex acquisition occurred at the beginning of fiscal year 2013, and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Digiplex to reflect the fair value adjustments to property and equipment and financing obligations. These fair values also represent Level 3 measures within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements.

	Pro Forma Year Ended December 31,
	2014	2013
Revenues	$733,923	$677,468
Operating income	$40,763	$59,676
Net (loss) income	$(11,716)	$3,941
(Loss) income per share:
Basic	$(0.50)	$0.20
Diluted	$(0.50)	$0.20

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

The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. During the year ended December 31, 2014, the Company completed its valuation related to the fair value of the net assets acquired from Muvico. The goodwill recognized of $24,443 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is deductible for tax purposes over 15 years.

In addition, the Company incurred contingent liabilities associated with the purchase. The fair value of this contingent consideration as of the acquisition date, which represents the maximum amount of future reimbursement, was $750. The fair value of the contingent consideration and the resulting increase to Goodwill were recorded during the year ended December 31, 2014. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. No other adjustments to Goodwill related to the Muvico acquisition were made during the year ended December 31, 2014.

The following table summarizes the purchase price and purchase price allocation for Muvico based on the fair value of net assets acquired at the acquisition date.

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

The results of Muvico’s operations have been included in the consolidated financial statements since the date of acquisition. Muvico contributed revenue of $61,596 and $9,570 and net (loss) income of ($248) and $995 for the years ended December 31, 2014 and 2013, respectively. Acquisition costs related to professional fees incurred as a result of the Muvico acquisition, during the year ended December 31, 2013 were approximately $2,038 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

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

	Pro Forma Year Ended December 31,
	2013	2012
Revenues	$699,826	$603,243
Operating income	$60,163	$58,882
Net income	$4,692	$97,595
Income per share:
Basic	$0.24	$6.19
Diluted	$0.23	$6.07

Cinemark

On August 16, 2013, the Company completed its acquisition of three theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc. for $10,500 in cash and the assumption of lease-related financing obligations in the amount of $5,431. During the year ended December 31, 2014, the Company completed its valuation related to the fair value of the net assets acquired from Cinemark using facts and circumstances existing as of the measurement date. Total Goodwill recorded as a result of the acquisition was approximately $11,203. The results of operations of those theatres were not significant to the Company’s consolidated financial statements of operations and accordingly, the Company has not provided pro forma financial information relating to this acquisition. Acquisition costs associated with this purchase were not material.

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

The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $36,666 is attributable primarily to expected synergies of achieving cost reductions, eliminating redundant administrative functions and the excess of fair value of financing obligations over the related financing obligation assets. The goodwill is deductible for tax purposes over 15 years. As of December 31, 2014, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Rave.

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

MNM

On October 21, 2011, the Company completed its purchase of MNM Theatres for $10,820 including an estimate of the fair value of consideration that was contingent upon MNM’s earnings performance over the next three years. The Company estimated the fair value of the contingent consideration to be $1,570 using a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. The earnings performance period ended on October 31, 2014. As a result of the earnings performance of MNM Theatres, the Company recorded $849 to general and administrative expenses during the year ended December 31, 2014 which represents the contingent consideration to be paid.

NOTE 5—GOODWILL AND OTHER INTANGIBLES

At December 31, 2014 and 2013, intangible assets consisted of the following:

	Weighted-Average Period (In Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2014
Intangible assets:
Lease related intangibles	6.8	$3,621	$(825)	$2,796
Non-compete agreements	0.1	30	(16)	14
Trade names	0.7	750	(553)	197

Total intangible assets	7.6	$4,401	$(1,394)	$3,007

As of December 31, 2013
Intangible assets:
Lease related intangibles	10.1	$1,345	$(621)	$724
Non-compete agreements	0.1	30	(11)	19
Trade names	2.9	750	(536)	214

Total intangible assets	13.1	$2,125	$(1,168)	$957

Amortization of other intangible assets was $231, $104, and $108, for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization expense of intangible assets for fiscal years 2015 through 2019 and thereafter is estimated to be approximately $490, $482, $473, $448, $447 and $667, respectively, with a remaining weighted average useful life of 7.6 years.

The following table discloses the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013:

	2014
	December 31, 2013	Additions	Impairments	December 31, 2014
Goodwill, gross	$112,617	$51,138	$—	$163,755
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$74,377	$51,138	$—	$125,515

	2013
	December 31, 2012	Additions	Impairments	December 31, 2013
Goodwill, gross	$82,817	$29,800	$—	$112,617
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$44,577	$29,800	$—	$74,377

NOTE 6—OTHER ASSETS

At December 31, 2014 and 2013, other assets are as follows:

	December 31,
	2014	2013
Prepaid rent	$2,604	$2,807
Debt issuance costs, net of amortization	4,943	6,322
Deposits and insurance binders	4,968	4,860
Other	5,514	5,521

	$18,029	$19,510

NOTE 7—DEBT

Debt consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(310)	(381)

Total debt	209,690	209,619
Current maturities	—	—

	$209,690	$209,619

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at December 31, 2014.

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

As of December 31, 2014, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $199,000.

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

As of December 31, 2014, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

Debt Maturities

At December 31, 2014 the Company’s future maturities of long-term debt obligations are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$210,000	—	$210,000

The fair value of the Senior Secured Notes at December 31, 2014 and 2013 are Level 2 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements and is estimated based on quoted market prices as follows:

	Year ended December 31,
	2014	2013
Carrying amount, net	$210,000	$210,000
Fair value	$222,600	$228,375

NOTE 8—ACCRUED EXPENSES

At December 31, 2014 and 2013, accrued expenses consisted of the following:

	December 31,
	2014	2013
Accrued rents	$4,182	$4,096
Property taxes	6,259	5,364
Accrued interest	1,979	1,979
Accrued salaries	6,319	5,348
Sales taxes	4,332	5,135
Other accruals	9,492	5,384

	$32,563	$27,306

NOTE 9—INCOME TAXES

Income tax (benefit) expense from continuing operations is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(8,856)	$1,681	$6,394
State	372	773	1,189
Deferred:
Federal	4,973	1,702	(70,873)
State	2,104	1,948	(17,614)

Total income tax (benefit) expense	$(1,407)	$6,104	$(80,904)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year Ended December 31,
	2014	2013	2012
Pre-tax (loss) income from continuing operations	$(10,663)	$10,008	$13,375

Federal tax (benefit) expense, at statutory rates	(3,732)	3,503	4,681
State tax expense (benefit), net of federal tax effects	13	1,748	(173)
Entity restructuring reduction in state deferred tax assets	1,597	—	—
Non-deductible transaction costs	849	—	—
Permanent non-deductible expenses	203	241	97
Impact of equity investment income at statutory tax rate	128	575	476
Tax effect of uncertain tax position	(302)	86	152
Employment credits	(100)	(276)	—
Other	(63)	—	—
Reduction in gross deferred tax assets due to IRC Section 382 limitations	—	227	396
Decrease in valuation allowance	—	—	(86,533)

Total tax (benefit) expense from continuing operations	$(1,407)	$6,104	$(80,904)

The Company’s effective tax rate was 13.6%, 52.4% and (554.9)% for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s tax rate was different from the statutory tax rate primarily due to state income taxes, a reduction in deferred tax assets resulting from state NOL’s not able to be recognized following a restructuring in the Company’s organization, professional expenses incurred during 2014 that are not deductible for tax purposes and changes in uncertain tax positions.

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
Tax basis of property, equipment and other assets over book basis	$58,080	$62,663
Net operating loss carryforwards	21,298	14,926
Deferred income	10,193	10,295
Deferred rent	6,515	5,594
Equity compensation accruals	3,894	2,645
Compensation and other accruals	2,842	2,682
Tax basis of goodwill and intangible property over book	1,881	1,488
Basis difference in investee	1,056	2,809
Alternative minimum tax credit carryforwards	779	779

Total deferred tax asset	$106,538	$103,881

The balance sheet presentation of the Company’s deferred income taxes is as follows:

	December 31,
	2014	2013
Current deferred tax assets	$5,046	$4,412
Current deferred tax liabilities	(355)	(574)

Net current deferred tax assets	$4,691	$3,838
Non-current deferred tax assets	$102,168	$100,279
Non-current deferred tax liabilities	(321)	(236)

Net non-current deferred tax assets	101,847	100,043

Net deferred tax assets	$106,538	$103,881

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

The Company’s acquisition of Digiplex (see Note 4—Acquisitions) triggered an ownership change for Digiplex during the third quarter of 2014. The Company has evaluated the impact of this ownership change and has determined at the acquisition date that Digiplex had a net unrealized built-in gain and was therefore not subject to an RBIL limitation. Therefore, the Company does not believe that the ownership change will significantly limit its ability to utilize net operating losses acquired from Digiplex. The Company recorded a deferred tax asset of $9,776 in the acquisition of Digiplex.

As discussed in Note 4–Acquisitions, the Company recorded a deferred tax asset of $3,441 in the acquisition of Muvico.

At December 31, 2014, the Company had federal and state net operating loss carryforwards of $49,419 and $91,926, respectively, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2020. In addition, the Company’s alternative minimum tax credit carryforward of approximately $779 has an indefinite carryforward life but is subject to the IRC Section 382 limitation.

Valuation Allowance

At December 31, 2014 and December 31, 2013, the Company’s deferred tax assets, net of IRC Section 382 limitations, were $106,538 and $103,881, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.

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

The Company has assessed all positive and negative evidence at December 31, 2014 to determine whether it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. This assessment considered, among other items, the Company’s profitability in recent years, including cumulative pre-tax income for the rolling three-year period, the successful completion of recent acquisitions, industry expectations regarding future box office performance, the Company’s positive earnings in recent years and the timing of the reversals of the Company’s deferred tax liabilities creating future taxable income. The Company believes that these factors outweigh any negative evidence identified and has not recorded a valuation allowance against its deferred tax assets.

Income Tax Uncertainties

The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.

As of December 31, 2014 and 2013, the amount of unrecognized tax benefits related to continuing operations was $167 and $2,763 respectively, all of which would affect the Company’s annual effective tax rate, if recognized. The unrecognized tax benefits as of December 31, 2013 were primarily associated with the Company’s non-forfeitable ownership interest in SV Holdco, LLC (See Note 11- Screenvision Transaction). The Company had recognized a tax basis for these units that was lower than the carrying value for financial statement purposes. However, as this tax position may not have been sustained upon examination, the Company had recorded a related liability for this uncertain tax position. During the year ended December 31, 2014, the Company recognized a tax benefit of $2,639, less the related deferred tax asset of $2,453, related to its previously unrecognized tax benefits as a result of a lapse of the statute of limitations.

A reconciliation of the beginning and ending uncertain tax positions is as follows:

Gross unrecognized tax benefits at January 1, 2012	$2,526
Increases in tax positions for prior years	152
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2012	2,678
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	132
Settlements	—
Lapse in statute of limitations	(47)

Gross unrecognized tax benefits at December 31, 2013	2,763
Increases in tax positions for prior years	43
Decreases in tax positions for prior years	—
Decreases in tax positions for current year	(210)
Settlements	—
Lapse in statute of limitations	(2,429)

Gross unrecognized tax benefits at December 31, 2014	$167

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1999.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in interest expense and general and administrative expenses, respectively, in the Company’s consolidated statements of operations. Amounts accrued for interest and penalties as of December 31, 2014 and 2013 are not significant to the consolidated financial statements.

NOTE 10—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Stock Issuance

On August 15, 2014, the Company completed its acquisition of Digiplex pursuant to an Agreement and Plan of Merger with Digiplex and Badlands Acquisition Corporation, a wholly-owned subsidiary of the Company. Upon completion of the merger, each issued and outstanding share of Digiplex Class A common stock and Class B common stock, except for any shares owned by the Company, Digiplex or any of their respective subsidiaries, was converted into the right to receive 0.1765 shares of the Company’s common stock, referred to as the “exchange ratio,” or approximately 1.4 million shares of the Company’s common stock in the aggregate. See Note 4—Acquisitions.

On July 25, 2013, the Company issued 4.5 million shares of its common stock, at a price to the public of $18.00 per share through a registered public offering. The Company granted the underwriters an option to purchase up to an additional 675,000 shares of the Company’s common stock to cover over-allotments, if any, which the underwriters could exercise within 30 days of the date of the final prospectus. The underwriters purchased the additional 675,000 shares of common stock on August 16, 2013. The offering was made pursuant to the Company’s existing shelf registration statement previously filed with the Securities and Exchange Commission (“SEC”). The net proceeds received from the transaction were approximately $88,043. The funds received from the issuance of the shares have been used for general corporate purposes, including potential acquisitions, working capital and other capital expenditures.

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

Share-Based Compensation

In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2014, there were 1,063,806 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

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

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee. In addition, the Company issues performance-based awards which are dependent on the achievement of EBITDA targets and are earned over a three-year period. The performance-based awards vest at the end of the three-year period. As of December 31, 2014, the Company had 360,199 shares of performance-based awards outstanding, of which 262,941 have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest.

The Company’s total stock-based compensation expense was $4,909, $2,527 and $2,166 in 2014, 2013 and 2012, respectively. Included in the year ended December 31, 2014 is $1,913 of stock-based compensation expense related to retirement eligible employees. Included in stock based compensation expense for the year ended December 31, 2012, is $115 related to the accelerated vesting of stock-based awards to the Company’s former Vice President-General Manager Theatre Operations. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. As of December 31, 2014, the Company had approximately $2,867 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.6 years. This expected cost does not include the impact of any future stock-based compensation awards.

Options-Service Condition Vesting

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. Such stock options vest equally over a three-year period, except for options granted to members of the Board of Directors that vest immediately upon issuance. The stock options expire 10 years after the grant date.

No options were granted during 2014, 2013 and 2012.

The following table sets forth the summary of option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	607,500	$8.88	6.04
Granted	—	$—	—	$—
Exercised	(2,500)	$7.34		$70
Expired	(5,000)	$37.46
Forfeited	—	$—

Outstanding at December 31, 2014	600,000	$8.65	5.08	$10,574

Exercisable on December 31, 2014	600,000	$8.65	5.08	$10,574

Expected to vest at December 31, 2014	—	$—	—	$—

The fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $608, $588, and $1,239, respectively. The intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 was $70, $232 and $245, respectively. Cash received from options exercised for the years ended December 31, 2014, 2013 and 2012 was $18, $125 and $305, respectively. The cash tax benefits realized from stock awards exercised for December 31, 2014, 2013 and 2012 were $28, $88 and $93 respectively.

Options-Market Condition Vesting

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

The following table sets forth the summary of option activity for Company’s stock options with market condition vesting for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	100,000	$25.95	3.28
Granted	—	—
Forfeited	—

Outstanding at December 31, 2014	100,000	$25.95	2.28	$32

Exercisable at December 31, 2014	66,666	$25.95	2.28	$21

Expected to vest at December 31, 2014	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2014:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	573,353	$12.51	458,981	$10.85	248,804	$8.43
Granted	138,855	$29.44	215,800	$15.77	288,648	$12.18
Vested	(128,437)	$8.80	(97,928)	$11.78	(72,471)	$7.81
Forfeited	(23,997)	$17.44	(3,500)	$15.66	(6,000)	$10.91

Nonvested at end of year	559,774	$17.35	573,353	$12.51	458,981	$10.85

The total fair value for restricted share awards that vested during 2014, 2013 and 2012 was $4,091, $1,617 and $990, respectively.

Employee Stock Purchase Plan

On July 1, 2014, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which enables employees who have completed one year of service and meet certain minimum work requirements, to purchase the Company’s common stock through payroll deductions at a price equal to 90 percent of the stock price at the end of each 3 month purchase period, subject to certain limits. All shares purchased under the ESPP are immediately vested. The number of shares issued under the ESPP during the year ended December 31, 2014 was 1,947. At December 31, 2014, there were 248,053 shares available for future issuance under the ESPP.

NOTE 11—SCREENVISION TRANSACTION

On October 14, 2010, the Company finalized the modification of its long-term exhibition agreement (the “Modified Exhibition Agreement”) with “Screenvision, the Company’s exclusive provider of on-screen advertising services. The Modified Exhibition Agreement extends the Company’s exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”).

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

As of December 31, 2014, Carmike held Class C and Class A membership units representing approximately 19% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2014, the carrying value of Carmike’s ownership interest in Screenvision is $4,195 and is included in Investments in Unconsolidated Affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

Carmike’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give Carmike an interest in the other members’ initial or subsequent capital contributions. As a profits interest, Carmike’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to Carmike’s Class C membership units equaled $88,000 as of December 31, 2014.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco, LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. Carmike’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2014 and 2013.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in its consolidated statement of operations amounts related to Screenvision of approximately $11,161, $10,214 and $9,259 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled approximately $1,970, $1,804 and $1,634 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $2,383 and $2,375 at December 31, 2014 and 2013, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the years ended December 31, 2014 and 2013 are as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2013	$6,740
Equity loss of SV Holdco	(552)

Balance at December 31, 2013	$6,188

Balance at January 1, 2014	$6,188
Equity loss of SV Holdco	(1,992)

Balance at December 31, 2014	$4,196

Deferred revenue	SV Holdco
Balance at January 1, 2013	$34,141
Amortization of up-front payment	(946)
Amortization of Class C units	(211)

Balance at December 31, 2013	$32,984

Balance at January 1, 2014	$32,984
Amortization of up-front payment	(946)
Amortization of Class C units	(211)

Balance at December 31, 2014	$31,827

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

Combined financial information of the unconsolidated affiliates companies accounted for by the equity method is as follows:

	December 31,
	2014	2013
Assets:
Current assets	$56,709	$58,852
Noncurrent assets	127,657	142,986

Total assets	$184,366	$201,838

Liabilties:
Current liabilities	$50,756	$46,105
Noncurrent liabilities	66,429	74,695

Total liabilities	$117,185	$120,800

	Year Ended
	2014	2013	2012
Results of operations:
Revenue	$157,722	$162,432	$146,972
Operating loss	$(14,915)	$(1,715)	$(4,371)
Loss from continuing operations	$(13,636)	$(2,900)	$(5,693)
Net loss	$(13,636)	$(2,900)	$(5,693)

A summary of activity in income from unconsolidated affiliates is as follows:

	Year Ended December 31,
Income from unconsolidated affiliates	2014	2013	2012
Loss from unconsolidated affiliates	$(1,604)	$(161)	$(430)
Elimination of intercompany revenue	1,970	1,804	1,634

Income from unconsolidated affiliates	$366	$1,643	$1,204

NOTE 13—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2014, 2013 and 2012, the Company closed seven, fourteen and eleven theatres, respectively. The seven closures in 2014 occurred subsequent to the adoption of ASU 2014-08 and therefore the Company did not classify any closed theatres as discontinued operations during the year ended December 31, 2014. The Company classified six closed theatres in 2013 and 2012 as discontinued operations.

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

The following table sets forth the summary of activity for discontinued operations for the years ended December 31, 2014, 2013, and 2012:

	For the year ended December 31,
	2014	2013	2012
Revenue from discontinued operations	$1	$3,151	$7,895

Operating (loss) income before taxes	$(86)	$(460)	$22
Income tax benefit (expense) from discontinued operations	34	184	(7)
Gain on disposal, before taxes	—	803	1,168
Income tax expense on disposal	—	(321)	(358)

(Loss) income from discontinued operations	$(52)	$206	$825

NOTE 14—BENEFIT PLANS

Prior to January 1, 2013, the Company maintained a funded non-qualified deferred compensation program for its senior executives pursuant to which it paid additional compensation equal to 10% of the senior executive’s annual cash compensation. The Company directed this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. Prior to January 1, 2012, the Company paid certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that were determined at management’s discretion. No contributions were made into this program for the year ended December 31, 2014 and 2013.

On October 1, 2013, the Company established company-owned life insurance policies (“COLI”) for its senior executives pursuant to which it pays additional cash compensation equal to 10% of the senior executive’s annual cash compensation. The Company’s variable life COLI policies are intended to be a long-term funding source for deferred compensation and supplemental retirement plan obligations. The Company’s COLI investments are recorded at their cash surrender value and as of December 31, 2014 and 2013 were $395 and $43, respectively. The Company recognized deferred compensation expense of $329 and $43 for the years ended December 31, 2014 and 2013 related to COLI. COLI income related to the Company’s investments is included in general and administrative expenses in the consolidated statements of operations and was not significant for the years ended December 31, 2014 and 2013.

In 2012, the Company began sponsoring a defined contribution retirement plan for its eligible employees (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan at the beginning of the fiscal quarter following the completion of one year of service. The Company’s matching contribution varies based on how much compensation the employee elects to contribute up to a maximum of 5% of eligible compensation. The Company’s matching contribution is invested identically to employee contributions and vests immediately in the participant accounts. Aggregate contributions to all such plans in cash amounted to $1,734, $583 and $643 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2014, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2015	$78,525	$6,549	$34,327
2016	74,157	6,434	33,756
2017	64,926	6,751	35,803
2018	64,713	6,131	37,255
2019	54,631	5,013	36,564
Thereafter	411,320	15,545	255,396

Total minimum lease payments	$748,272	46,423	433,101

Less amounts representing interest ranging from 3.6% to 19.6%		(19,779)	(219,875)

Present value of future minimum lease payments		26,644	213,226
Less current maturities		(2,759)	(6,908)

Long-term obligations		$23,885	$206,318

Rent expense on operating leases was $76,644, $60,479 and $50,908 for 2014, 2013 and 2012, respectively. Included in such amounts are approximately $1,556, $2,201 and $1,789 in contingent rental expense for 2014, 2013 and 2012, respectively. Interest expense includes $1,664, $1,610 and $1,560 for 2014, 2013 and 2012, respectively, related to contingent rent on capital leases and financing obligations.

Self Insurance—General Liability and Workers Compensation Insurance

The Company maintains a deductible of $150 per claim on its general liability insurance policy and a deductible of $300 per claim on its workers compensation insurance policy. The Company uses historical data and actuarial estimates to estimate the cost of claims incurred that are not covered by the insurance policies as of the balance sheet date. The Company has accrued $2,416 and $2,160 at December 31, 2014 and 2013, respectively, for such claims. These costs are included in other theatre operating costs in the consolidated statements of operations.

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

NOTE 17—NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. As a result of the Company’s net losses for the year ended December 31, 2014, all common stock equivalents aggregating 620 were excluded from the calculation of diluted loss per share for that year given their anti-dilutive effect. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period.

	Year ended December 31,
	2014	2013	2012
Weighted average shares outstanding	23,552	19,794	16,012
Less: restricted stock issued	(160)	(254)	(251)

Basic divisor	23,392	19,540	15,761
Dilutive shares:
Restricted stock awards	—	239	138
Stock options	—	272	187

Diluted divisor	23,392	20,051	16,086

Net (loss) income	$(8,942)	$5,753	$96,308

Net (loss) income per share:
Basic	$(0.38)	$0.29	$6.11

Diluted	$(0.38)	$0.29	$5.99

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2014 and 2013. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted (loss) income per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly (loss) income per share may not agree to the total for the year.

	1st Quarter	2nd Quarter	3rd Quarter (2)	4th Quarter (2)	Total
Year ended December 31, 2014
Total revenues from continuing operations	$158,924	$182,987	$162,631	$185,387	$689,929
Operating income from continuing operations	8,079	18,740	2,422	11,803	41,044
Net (loss) income	$(3,164)	$3,222	$(6,757)	$(2,243)	$(8,942)
Net (loss) income per common share:
Basic	$(0.14)	$0.14	$(0.29)	$(0.09)	$(0.38)
Diluted	$(0.14)	$0.14	$(0.29)	$(0.09)	$(0.38)

	1st Quarter (1)	2nd Quarter (1)	3rd Quarter (1)(2)	4th Quarter (1)(2)	Total
Year ended December 31, 2013
Total revenues from continuing operations	$129,283	$169,525	$164,179	$171,848	$634,835
Operating income from continuing operations	3,417	23,409	13,503	19,225	59,554
Net (loss) income	$(5,783)	$6,677	$1,009	$3,850	$5,753
Net (loss) income per common share:
Basic	$(0.33)	$0.38	$0.05	$0.17	$0.29
Diluted	$(0.33)	$0.37	$0.05	$0.16	$0.29

(1)	In connection with reporting for discontinued operations, the Company has reclassified the quarterly results.
(2)	In connection with the asset impairment valuations, the Company recognized additional impairment charges attributable to underperforming assets in the third and fourth quarter of 2014 of $1,198 and $1,655, respectively, and the third quarter of 2013 of $2,974.
(3)	In connection with the closure of an underperforming theatre prior to the end of its lease term and the early termination of a lease agreement for a new build-to-suit theatre, the Company recognized lease termination charges of $3,063 in the first quarter of 2013.

NOTE 19—LEASE TERMINATION CHARGES

For the year ended December 31, 2013, the Company has recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately five years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,413 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2014, the liability was $1,797. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.

The Company has also recorded lease termination charges of $650 during the year ended December 31, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 20—GUARANTOR SUBSIDIARIES

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

The Company is providing the following condensed consolidating financial statement information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$65,630	$31,907	$—	$97,537
Restricted cash	395	—	—	395
Accounts receivable	17,148	14,678	(13,191)	18,635
Inventories	670	3,063	—	3,733
Deferred income tax asset	2,470	2,221	—	4,691
Prepaid expenses and other current assets	22,281	10,771	(14,921)	18,131

Total current assets	108,594	62,640	(28,112)	143,122

Property and equipment:
Land	7,858	42,029	—	49,887
Buildings and building improvements	46,545	297,173	—	343,718
Leasehold improvements	23,253	164,180	—	187,433
Assets under capital leases	8,675	41,723	—	50,398
Equipment	69,430	212,306	—	281,736
Construction in progress	10,284	16,425	—	26,709

Total property and equipment	166,045	773,836	—	939,881
Accumulated depreciation and amortization	(88,247)	(350,131)	—	(438,378)

Property and equipment, net of accumulated depreciation	77,798	423,705	—	501,503
Intercompany receivables	142,108	—	(142,108)	—
Investments in subsidiaries	178,207	—	(178,207)	—
Goodwill	46,946	78,569	—	125,515
Intangible assets, net of accumulated amortization	69	2,938	—	3,007
Investments in unconsolidated affiliates	4,195	884	—	5,079
Deferred income tax asset	51,994	49,853	—	101,847
Other	11,626	6,403	—	18,029

Total assets	$621,537	$624,992	$(348,427)	$898,102

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$32,449	$22,923	$(13,191)	$42,181
Accrued expenses	16,005	31,479	(14,921)	32,563
Deferred revenue	8,238	15,275	—	23,513
Current maturities of capital leases and long-term financing obligations	1,179	8,488	—	9,667

Total current liabilities	57,871	78,165	(28,112)	107,924

Long-term liabilities:
Long-term debt	209,690	—	—	209,690
Capital leases and long-term financing obligations, less current maturities	31,444	198,759	—	230,203
Intercompany liabilities	—	142,108	(142,108)	—
Deferred revenue	30,669	—	—	30,669
Other	3,318	27,753	—	31,071

Total long-term liabilities	275,121	368,620	(142,108)	501,633

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	744	1	(1)	744
Treasury stock	(13,565)	—	—	(13,565)
Paid-in capital	493,587	269,635	(269,635)	493,587
Accumulated deficit	(192,221)	(91,429)	91,429	(192,221)

Total stockholders’ equity	288,545	178,207	(178,207)	288,545

Total liabilities and stockholders’ equity	$621,537	$624,992	$(348,427)	$898,102

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$99,153	$44,714	$—	$143,867
Restricted cash	352	—	—	352
Accounts receivable	7,282	9,138	(7,907)	8,513
Inventories	766	2,925	—	3,691
Deferred income tax asset	4,162	—	(324)	3,838
Prepaid expenses and other current assets	9,071	9,314	(3,740)	14,645

Total current assets	120,786	66,091	(11,971)	174,906

Property and equipment:
Land	12,080	41,902	—	53,982
Buildings and building improvements	48,104	292,855	—	340,959
Leasehold improvements	22,040	142,035	—	164,075
Assets under capital leases	8,675	40,995	—	49,670
Equipment	70,045	183,845	—	253,890
Construction in progress	3,613	3,588	—	7,201

Total property and equipment	164,557	705,220	—	869,777
Accumulated depreciation and amortization	(84,861)	(317,161)	—	(402,022)

Property and equipment, net of accumulated depreciation	79,696	388,059	—	467,755
Intercompany receivables	112,209	—	(112,209)	—
Investments in subsidiaries	175,042	—	(175,042)	—
Goodwill	6,912	67,465	—	74,377
Intangible assets, net of accumulated amortization	—	957	—	957
Investments in unconsolidated affiliates	6,188	885	—	7,073
Deferred income tax asset	56,858	43,185	—	100,043
Other	12,922	6,588	—	19,510

Total assets	$570,613	$573,230	$(299,222)	$844,621

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34,766	$16,462	$(7,907)	$43,321
Accrued expenses	693	30,677	(4,064)	27,306
Deferred revenue	9,038	6,235	—	15,273
Current maturities of capital leases and long-term financing obligations	836	6,034	—	6,870

Total current liabilities	45,333	59,408	(11,971)	92,770

Long-term liabilities:
Long-term debt	209,619	—	—	209,619
Capital leases and long-term financing obligations, less current maturities	32,497	206,266	—	238,763
Intercompany liabilities	—	112,209	(112,209)	—
Deferred revenue	31,827	—	—	31,827
Other	5,526	20,305	—	25,831

Total long-term liabilities	279,469	338,780	(112,209)	506,040

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	698	1	(1)	698
Treasury stock	(11,914)	—	—	(11,914)
Paid-in capital	440,306	260,013	(260,013)	440,306
Accumulated deficit	(183,279)	(84,972)	84,972	(183,279)

Total stockholders’ equity	245,811	175,042	(175,042)	245,811

Total liabilities and stockholders’ equity	$570,613	$573,230	$(299,222)	$844,621

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$62,342	$364,870	$—	$427,212
Concessions and other	82,169	222,658	(42,110)	262,717

Total operating revenues	144,511	587,528	(42,110)	689,929

Operating costs and expenses:
Film exhibition costs	34,492	200,965	—	235,457
Concession costs	4,527	25,783	—	30,310
Salaries and benefits	14,791	77,163	—	91,954
Theatre occupancy costs	12,622	74,254	—	86,876
Other theatre operating costs	23,307	139,828	(42,110)	121,025
General and administrative expenses	28,480	3,788	—	32,268
Depreciation and amortization	8,775	40,459	—	49,234
(Gain) loss on sale of property and equipment	(1,914)	463	—	(1,451)
Impairment of long-lived assets	21	3,191	—	3,212

Total operating costs and expenses	125,101	565,894	(42,110)	648,885

Operating income	19,410	21,634	—	41,044
Interest expense	21,997	29,710	—	51,707
Equity in loss of subsidiaries	6,230	—	(6,230)	—

Loss before income tax and income from unconsolidated affiliates	(8,817)	(8,076)	6,230	(10,663)
Income tax expense (benefit)	102	(1,509)	—	(1,407)
(Loss) income from unconsolidated affiliates	(23)	389	—	366

Loss from continuing operations	(8,942)	(6,178)	6,230	(8,890)
Loss from discontinued operations	—	(52)	—	(52)

Net loss	$(8,942)	$(6,230)	$6,230	$(8,942)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$55,410	$343,200	$—	$398,610
Concessions and other	67,472	200,504	(31,751)	236,225

Total operating revenues	122,882	543,704	(31,751)	634,835

Operating costs and expenses:
Film exhibition costs	30,740	189,520	—	220,260
Concession costs	4,396	24,656	—	29,052
Salaries and benefits	12,937	70,048	—	82,985
Theatre occupancy charges	7,666	58,985	—	66,651
Other theatre operating costs	20,132	112,419	(31,751)	100,800
General and administrative expenses	23,521	2,317	—	25,838
Lease termination charges	—	3,063	—	3,063
Severance agreement charges	253	—	—	253
Depreciation and amortization	7,843	34,535	—	42,378
Loss on sale of property and equipment	2	273	—	275
Impairment of long-lived assets	43	3,683	—	3,726

Total operating costs and expenses	107,533	499,499	(31,751)	575,281

Operating income	15,349	44,205	—	59,554
Interest expense	21,630	27,916	—	49,546
Equity in income of subsidiaries	(8,466)	—	8,466	—

Income before income tax and income from unconsolidated affiliates	2,185	16,289	(8,466)	10,008
Income tax (benefit) expense	(2,442)	8,546	—	6,104
Income from unconsolidated affiliates	1,252	391	—	1,643

Income from continuing operations	5,879	8,134	(8,466)	5,547
(Loss) income from discontinued operations	(126)	332	—	206

Net income	$5,753	$8,466	$(8,466)	$5,753

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$56,132	$283,461	$—	$339,593
Concessions and other	58,506	161,205	(25,391)	194,320

Total operating revenues	114,638	444,666	(25,391)	533,913

Operating costs and expenses:
Film exhibition costs	29,959	154,149	—	184,108
Concession costs	3,970	19,050	—	23,020
Salaries and benefits	12,544	57,495	—	70,039
Theatre occupancy charges	8,709	47,273	—	55,982
Other theatre operating costs	19,360	88,967	(25,391)	82,936
General and administrative expenses	22,259	2,288	—	24,547
Severance agreement charges	473	—	—	473
Depreciation and amortization	7,201	26,072	—	33,273
Loss on sale of property and equipment	778	190	—	968
Impairment of long-lived assets	606	3,621	—	4,227

Total operating costs and expenses	105,859	399,105	(25,391)	479,573

Operating income	8,779	45,561	—	54,340
Interest expense	20,885	15,119	—	36,004
Loss on extinguishment of debt	4,961	—	—	4,961
Equity in income of subsidiaries	(61,378)	—	61,378	—

Income before income tax and income from unconsolidated affiliates	44,311	30,442	(61,378)	13,375
Income tax (benefit) expense	(51,406)	(29,498)	—	(80,904)
Income from unconsolidated affiliates	860	344	—	1,204

Income from continuing operations	96,577	60,284	(61,378)	95,483
(Loss) income from discontinued operations	(269)	1,094	—	825

Net income	$96,308	$61,378	$(61,378)	$96,308

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(2,272)	$41,275	$—	$39,003

Cash flows from investing activities:
Purchases of property and equipment	(4,933)	(54,746)	—	(59,679)
Theatre acquistions	(2,338)	(13,808)	—	(16,146)
Investment in unconsolidated affiliates	—	(109)	—	(109)
Proceeds from sale of property and equipment	7,305	41	—	7,346
Other investing activities	(43)	—	—	(43)
Intercompany receivable	(29,899)	—	29,899	—

Net cash used in investing activities	(29,908)	(68,622)	29,899	(68,631)

Cash flows from financing activities:
Repayments of long-term debt	—	(9,099)	—	(9,099)
Repayments of capital leases and long-term financing obligations	(836)	(6,260)	—	(7,096)
Issuance of common stock	55	—	—	55
Proceeds from exercise of stock options	18	—	—	18
Excess tax benefits from share-based payment arrangements	1,071	—	—	1,071
Purchase of treasury stock	(1,651)	—	—	(1,651)
Intercompany payable	—	29,899	(29,899)	—

Net cash (used in) provided by financing activities	(1,343)	14,540	(29,899)	(16,702)

Decrease in cash and cash equivalents	(33,523)	(12,807)	—	(46,330)
Cash and cash equivalents at beginning of period	99,153	44,714	—	143,867

Cash and cash equivalents at end of period	$65,630	$31,907	$—	$97,537

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2013
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,762	$54,924	$—	$70,686

Cash flows from investing activities:
Purchases of property and equipment	(7,718)	(30,094)	—	(37,812)
Theatre acquistions	(8,760)	(34,168)	—	(42,928)
Investment in unconsolidated affiliates	—	(20)	—	(20)
Proceeds from sale of property and equipment	6	1,798	—	1,804
Other investing activities	(59)	—	—	(59)
Intercompany receivable	(36,828)	—	36,828	—

Net cash used in investing activities	(53,359)	(62,484)	36,828	(79,015)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(440)	(3,992)	—	(4,432)
Issuance of common stock	88,043	—	—	88,043
Proceeds from exercise of stock options	125	—	—	125
Excess tax benefits from share-based payment arrangements	103	—	—	103
Purchase of treasury stock	(174)	—	—	(174)
Intercompany payable	—	36,828	(36,828)	—

Net cash provided by financing activities	87,657	32,836	(36,828)	83,665

Increase in cash and cash equivalents	50,060	25,276	—	75,336
Cash and cash equivalents at beginning of period	49,093	19,438	—	68,531

Cash and cash equivalents at end of period	$99,153	$44,714	$—	$143,867

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2012
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(46,871)	$99,180	$—	$52,309

Cash flows from investing activities:
Purchases of property and equipment	(14,340)	(20,719)	—	(35,059)
Theatre acquistion	—	(22,237)	—	(22,237)
Investment in unconsolidated affiliates	—	(55)	—	(55)
Proceeds from sale of property and equipment	2,066	2,675	—	4,741
Other investing activities	38	—	—	38
Intercompany receivable	47,690	—	(47,690)	—

Net cash provided by (used in) investing activities	35,454	(40,336)	(47,690)	(52,572)

Cash flows from financing activities:
Short-term borrowings	5,000	—	—	5,000
Repayments of short term borrowings	(5,000)	—	—	(5,000)
Issuance of long-term debt	209,500	—	—	209,500
Repayments of long-term debt	(200,229)	—	—	(200,229)
Debt issuance costs	(8,621)	—	—	(8,621)
Repayments of capital leases and long-term financing obligations	(348)	(1,709)	—	(2,057)
Issuance of common stock	56,566	—	—	56,566
Excess tax benefits from share-based payment arrangements	76	—	—	76
Purchase of treasury stock	(57)	—	—	(57)
Intercompany payable	—	(47,690)	47,690	—

Net cash provided by (used in) financing activities	56,887	(49,399)	47,690	55,178

Increase in cash and cash equivalents	45,470	9,445	—	54,915
Cash and cash equivalents at beginning of period	3,623	9,993	—	13,616

Cash and cash equivalents at end of period	$49,093	$19,438	$—	$68,531

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2014 our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carmike Cinemas, Inc.

Columbus, Georgia

We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 2, 2015

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.

Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2015 Proxy Statement.

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors—Audit Committee” in the section entitled “Corporate Governance” in our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Equity Compensation Plans” contained in the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2015 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2) The following consolidated financial statement schedule is included:

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2014, 2013 and 2012.

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

Year ended December 31, 2014
Allowances deducted from assets
Deferred tax assets	$—	$—	$—		$—

Total allowances deducted from assets	$—	$—	$—		$—

(1)	During the quarter ended December 31, 2012, the Company determined that it is more likely than not that the majority of its deferred tax assets would be realized in the future and accordingly the Company has released its valuation allowance against its deferred tax assets.

(a)(3) Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of SV Holdco, LLC and Subsidiaries are as follows:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Members’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Independent Auditors’ Report

The Board of Directors

SV Holdco, LLC:

We have audited the accompanying consolidated financial statements of SV Holdco, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three year period ended December 31, 2014, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SV Holdco, LLC and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014 in accordance with U.S. generally accepted accounting principles.

Emphasis of Matter

As discussed in note 12 to the consolidated financial statements, on May 5, 2014 the Company announced the Merger Agreement whereby National CineMedia, Inc. would acquire the Company for $375 million, subject to certain purchase price adjustments and regulatory approval. Our opinion is not modified with respect to this matter.

New York, New York

February 23, 2015

SV HOLDCO, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(Amounts in thousands)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$8,958	2,463
Accounts receivable, less allowance for doubtful accounts of $1,838 and $1,749 as of December 31, 2014 and 2013, respectively	42,374	51,576
Prepaid and refundable income taxes	367	—
Prepaid expense and other current assets	1,464	3,469
Deferred taxes (note 6)	3,931	3,763

Total current assets	57,094	61,271
Property and equipment, net (note 3, 7)	14,352	19,863
Goodwill (note 4)	21,428	21,428
Intangibles, net (note 4)	45,964	54,210
Other assets (note 10, 11)	45,216	47,835

Total assets	$184,054	204,607

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$3,407	3,763
Accrued liabilities (note 7, 8, 10)	28,956	23,465
Due to members (note 7)	2,404	3,793
Current portion of debt payable (note 10)	8,000	8,000
Deferred revenue	4,487	4,561

Total current liabilities	47,254	43,582
Deferred taxes (note 6)	25,802	28,536
Debt payable (note 10)	41,000	49,000
Other noncurrent liabilities (note 3, 8)	3,434	3,151

Total liabilities	117,490	124,269
Commitments and contingencies (note 8)
Members’ equity	66,564	80,338

Total liabilities and members’ equity	$184,054	204,607

See accompanying notes to consolidated financial statements.

SV HOLDCO, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Revenue	$155,760	160,477	145,124
Operating expenses:
Cost of revenue	96,789	94,538	85,520
Selling and marketing costs	30,688	31,023	28,459
Administrative costs	17,500	16,676	15,532
Depreciation and amortization	17,239	19,337	20,840
Merger related costs (note 12)	7,754	—	—

Operating loss	(14,210)	(1,097)	(5,227)
Interest expense, net	(2,579)	(3,371)	(3,220)
Other (expense) income, net	(586)	129	504

Loss before benefit for income taxes	(17,375)	(4,339)	(7,943)
Benefit for income taxes	3,445	1,252	1,658

Net loss	$(13,930)	(3,087)	(6,285)

See accompanying notes to consolidated financial statements.

SV HOLDCO, LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

Years ended December 31, 2014, 2013 and 2012

(Amounts in thousands except units)

	Class A common units	Amount	Class B common units	Amount	Class C common units	Amount	Retained earnings (accumulated deficit)	Total members’ equity
Balance – January 1, 2012	3,147,294	$81,330	198,000	$187	760,000	$5,250	2,656	89,423
Common Unit-based Compensation, net	—	—	(10,000)	125	—	—	—	125
Units issued to Carmike*, net	—	—	—	—	4,553	—	—	—
Net loss	—	—	—	—	—	—	(6,285)	(6,285)

Balance – December 31, 2012	3,147,294	81,330	188,000	312	764,553	5,250	(3,629)	83,263
Common Unit-based Compensation, net	—	—	—	162	—	—	—	162
Units forfeited by Carmike, net	—	—	—	—	(5,984)	—	—	—
Net loss	—	—	—	—	—	—	(3,087)	(3,087)

Balance – December 31, 2013	3,147,294	81,330	188,000	474	758,569	5,250	(6,716)	80,338
Common Unit-based Compensation, net	—	—	(3,000)	156	—	—	—	156
Units forfeited by Carmike, net	—	—	—	—	(5,963)	—	—	—
Net loss	—	—	—	—	—	—	(13,930)	(13,930)

Balance – December 31, 2014	3,147,294	$81,330	185,000	$630	752,606	$5,250	(20,646)	66,564

See accompanying notes to consolidated financial statements.

*	Carmike defined as Carmike Cinemas, Inc.

SV HOLDCO, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(13,930)	(3,087)	(6,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,239	19,337	20,840
Tax benefit applied to reduce goodwill	—	—	341
Provision for bad debt, net of write-offs	1,266	383	(459)
Deferred income tax	(2,914)	3,726	(1,875)
Asset retirement obligation accretion cost	66	61	46
Noncash share-based compensation costs	156	162	125
Changes in operating assets and liabilities:
Accounts receivable	7,936	(6,703)	6,499
Prepaid income tax, expense and other current assets	1,736	(2,786)	5,339
Accounts payable and accrued expenses	3,446	(1,196)	(3,350)
Due to Members	(1,388)	(1,461)	(1,831)
Deferred revenue	(74)	1,750	(4,302)
Other noncurrent assets and liabilities	2,406	3,846	(3,061)

Net cash provided by operating activities	15,945	14,032	12,027

Cash flows from investing activities:
Capital expenditures	(3,450)	(5,960)	(6,135)

Net cash used in investing activities	(3,450)	(5,960)	(6,135)

Cash flows from financing activities:
Loan Repayment to Bank	(8,000)	(8,000)	(8,000)
Repayment of revolving credit facility	(6,000)	(18,000)	(23,000)
Borrowings under revolving credit facility	8,000	18,000	23,000

Net cash used in financing activities	(6,000)	(8,000)	(8,000)

Increase (decrease) in cash and cash equivalents	6,495	72	(2,108)
Cash and cash equivalents at beginning of period	2,463	2,391	4,499

Cash and cash equivalents at end of period	$8,958	2,463	2,391

Cash paid for income taxes	$382	329	292
Cash paid for Interest	2,491	2,474	2,702

See accompanying notes to consolidated financial statements.

(1) Organization and Basis of Presentation

Screenvision, LLC (the Company or Screenvision) provides advertising services to theatre circuits in the United States through agreements expiring at various dates through January 2042. The Company operates in one business segment.

Prior to October 14, 2010, Screenvision was a joint venture owned by ITV plc (ITV) and two Technicolor SA subsidiaries (Technicolor).

On October 14, 2010, through a series of transactions, Screenvision became a wholly owned subsidiary of SV Holdco, LLC (SVH) a Delaware limited liability company. SVH was formed in September 2010 by Shamrock Capital Growth Fund II, L.P. (Shamrock) and has no activities other than its ownership of Screenvision.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

At December 31, 2011, the Company restructured its legal entities as follows:

•	Screenvision Direct Holdings, Inc., Screenvision Holdings, Inc., Screenvision Exhibition, LLC, and UniqueScreen Media, Inc. merged into Screenvision Exhibition, Inc.

•	Screenvision Billboard Holdings, Inc., Screenvision Cinema Network, LLC, and Screenvision Billboard Network, LLC, merged into Screenvision Direct, Inc.

As a result, the accompanying consolidated financial statements as of December 31, 2014 and 2013 and for each of the years in the three year period ended December 31, 2014 include the accounts of SV Holdco, LLC and its subsidiaries: Screenvision, LLC, Screenvision Exhibition, Inc. and Screenvision Direct, Inc. All intercompany transactions are eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the useful lives of fixed assets, accounts receivable valuation, accrued liabilities, including accrued theatre circuit share expense, income taxes, and valuation of goodwill and intangibles.

(c) Revenue Recognition

Advertising revenue, net of agency commission, is recognized based on delivered theater attendees or the number of days in the period in which an advertising contract is fulfilled, adjusted for delivered theatre attendees. Deferred revenue refers to the unearned portion of advertising contracts. The Company’s advertising contracts typically contain make-good provisions should delivered attendance be less than the contracted attendance. Revenue is reduced for make-good provisions when there is an under delivery of attendance.

(d) Barter Transaction

The Company generates revenue from the exchange of advertising for goods and services. Barter revenues and expenses were recorded at the fair market value of the advertising services given by the Company. Revenue from barter transactions, which is equal to the related expenses, is recognized as income over the term of the agreement. Barter expense is recognized when the products and services are delivered. Gross barter revenue and expense amounted to $0, $60 and $435 for the years ended December 31, 2014, 2013 and 2012, respectively.

(e) Operating Costs

Cost of revenue includes advertising-related costs such as personnel and other costs related to advertising fulfillment, production costs of nondigital advertising, digital network costs including satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network, and theatre circuit share costs payable to theatre circuits under multiyear agreements.

Under such theatre agreements, theatre circuits grant to the Company the right to sell advertising for display in the facilities of the theatre circuits. In certain of its agreements, in return for these rights, the Company is required to make periodic payments to the theatre circuit equal to the greater of a cumulative minimum guaranteed amount (based on theatre attendance, the number of screens or a set payment schedule), or a set contractual percentage of cumulative revenue earned from advertising sales. In other agreements,. there is either a set contractual percentage or a fee per advertisement placed but no minimum guaranteed amount.

For each theatre agreement, the Company incurs as expense in a reporting period, the greater of (i) the cumulative minimum guaranteed amount or (ii) the amount derived by applying the contractual percentage to cumulative revenue earned from advertising sales less (iii) amounts incurred as expense in all previous reporting periods. In contracts with a minimum guaranteed amount based on a set payment schedule, the expense is determined by the straight-line method. Any additional expense based on net admissions is recognized in the period incurred.

(f) Cash and Cash Equivalents

All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. At December 31, 2014 and 2013, there are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution of $9,240 and $3,178, respectively. The Company has not experienced losses in these accounts.

(g) Accounts Receivable

An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis, and information on specific accounts. The Company provides advertising services to a large number of geographically dispersed companies across a wide range of industries. The Company extends credit to these companies and historically has not experienced significant losses relating to receivables from individual customers or groups of customers. The collectability risk for national advertisers is reduced by dealing with large, nationwide entities who generally have strong reputations in the advertising industry and stable financial conditions.

For the years ended December 31, 2014 and 2013, the Company’s two largest customers accounted for approximately 16% and 13% of revenues, respectively. In addition, two customers had an accounts receivable balance, which represented 12.0% and 9.0%, respectively, of the Company’s accounts receivable as of December 31, 2014 and two customers had an accounts receivable balance, which represented 13.6% and 10.6%, respectively of the Company’s accounts receivable as of December 31, 2013.

(h) Operating Leases

Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized as an offset to rent expense over the initial term of the lease.

(i) Property and Equipment

Property and equipment, which include amounts recorded under capital leases, are stated at acquired fair value or cost net of accumulated depreciation or amortization. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Theatre equipment	3-6 years
Furniture and equipment	5 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

(j) Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using available market information. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2014 and 2013, the carrying value of current assets and current liabilities approximated fair value due to the short-term maturity of these instruments. The Company’s long-term debt has a floating interest rate that approximates current market values.

(k) Goodwill, Intangible Assets, and Long-Lived Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350-10, Intangibles—Goodwill and Other. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not subject to amortization. Intangible assets resulting from acquisitions are based on their fair values as of the acquisition date.

The Company performed its annual goodwill impairment test as of December 31, 2014 and 2013. The Company did not identify any material risk of failing step one of the goodwill impairment test. The fair value of the Company is substantially in excess of its carrying value.

The Company performed its annual indefinite-lived intangible impairment test as of December 31, 2014. The fair value of the Screenvision Trade Name approximates its carrying value, therefore no impairment adjustment is required.

The Company reviews its long-lived assets (property, equipment, and intangible assets subject to amortization) for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

The Company’s intangible assets are primarily comprised of a trade name, advertising relationships, and theatre circuit agreements. Goodwill and the Screenvision trade name, which have indefinite useful lives, are not amortized. Amortizable intangible assets are amortized on a straight-line basis over their respective estimated useful lives as follows:

Theatre circuit agreements	12-20 years
Advertising Relationships	4 years

(l) Income Taxes

Screenvision, LLC has elected to be treated as a C Corporation for U.S. federal income tax purposes. As such, Screenvision, LLC is subject to U.S. federal and all applicable state and local taxes. SV Holdco, LLC has elected to be treated as a Partnership for federal, state, and local income tax purposes.

The Company accounts for income taxes pursuant to Topic 740, Income Taxes. Under Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2014.

(m) Comprehensive Income

Total comprehensive income includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded in a separate section of members’ equity on the consolidated balance sheets. The Company does not have any transactions that would require disclosure as comprehensive income.

(n) Recent Accounting Pronouncements

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2013-11, Income Taxes, requires the Company to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the Company intends to use the deferred tax asset for that purpose. The ASU is effective for the Company on January 1, 2014. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

FASB ASU No. 2014-02, Accounting for Goodwill, provides private companies with an accounting alternative for the measurement of goodwill after it is initially recognized. Companies that elect the accounting alternative will amortize goodwill on a straight-line basis over ten years, or less than ten years if they can demonstrate that a shorter useful life is more appropriate. Under the alternative, companies are required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill is tested for impairment only when a triggering event occurs that indicates that the fair value of the entity (or a reporting unit) may be below its carrying amount. When a triggering event is identified, the companies would perform an impairment test in accordance with ASC Topic 350-10 Intangibles—Goodwill and Other. The accounting alternative, if elected, is applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in fiscal years beginning after December 15, 2014. If the Company elects to apply the accounting alternative, it would result in additional amortization expense of $2,142 each year over the next ten years.

FASB ASU 2014-15, Presentation of Financial Statements—Going Concern, provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Property and Equipment

Property and equipment, which includes assets under capital leases, as of December 31, 2014 and 2013 was comprised as follows:

	2014	2013
Theatre equipment	$43,846	42,494
Furniture and equipment	2,714	2,648
Computer hardware and software	11,211	9,242
Leasehold improvement	739	644

	58,510	55,028
Accumulated depreciation	(44,158)	(35,165)

	$14,352	19,863

The total depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $8,993, $9,710 and $11,212, respectively.

In certain of its theatre circuit agreements, the Company has an asset retirement obligation whereby it must de-install and remove theatre equipment at the end of the term. Amounts accrued at contract inception, which represent the present value of the related obligation, result in a corresponding increase to property and equipment which are depreciated over the useful life as a component of the related property and equipment.

Changes in the asset retirement obligation, which is included in other noncurrent liabilities, for the years ended December 31, 2014 and 2013 are as follows:

	Year ended December 31
	2014	2013
Accrued asset retirement obligation, beginning of period	$2,470	2,366
Current period asset	69	114
Accretion expense	66	61
Settlement	(41)	(71)

Accrued asset retirement obligation, end of period	$2,564	2,470

(4) Goodwill and Intangible Assets

Intangible assets as of December 31, 2014 and 2013 were comprised as follows:

	2014
	Gross carrying amount	Amortization period	Accumulated amortization
Trade name	$5,800	Indefinite	$—
Advertising relationships	27,500	4 years	27,500
Major theatre relationships	33,800	20 years	7,112
Other theatre relationships	17,500	12-20 years	4,024

Total	$84,600		$38,636

	2013
	Gross carrying amount	Amortization Period	Accumulated amortization
Trade name	$5,800	Indefinite	$—
Advertising relationships	27,500	4 years	22,189
Major theatre relationships	33,800	20 years	5,422
Other theatre relationships	17,500	12-20 years	2,779

Total	$84,600		$30,390

The valuation of the acquired intangible assets was estimated by performing projections of discounted cash flow, whereby revenues and costs associated with each intangible asset are forecast to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration the Company’s estimates of contract renewal.

Amortization expense was $8,246, $9,627 and $9,627 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for each of the next five years is expected to be $2,868, $2,602, $2,602, $2,602, and $2,602, respectively.

Goodwill was $21,428 and $21,428 as of December 31, 2014 and 2013.

The goodwill balance as of December 31, 2014 represents the goodwill recorded as a result of the 2010 series of transactions described in note 1 and a subsequent acquisition.

(5) Members’ Equity

The Company had 752,606, 758,569 and 764,553 Class C Common Units issued and outstanding as of December 31, 2014, 2013 and 2012, respectively (see note 11). The Company is also authorized to issue up to 200,000 Class B Common Units to members of Screenvision management. The Company had 185,000, 188,000 and 188,000 Class B Common Units issued and outstanding as of December 31, 2014, 2013 and 2012, respectively.

The Class B holders share in any potential sale proceeds (distributions) in excess of a contractual threshold with the holders of Class A and Class C Common Units, based on their stated ownership percentages.

The fair value of the Class B Common Units is determined using the Black-Scholes option pricing model. The model considered the different levels of distributions of potential sale proceeds along with the expected holding term of the ownership interest (4 years); the risk-free rate over the holding term (0.9%); and the expected volatility of the equity of SVH (40%). The fair value of the issued Class B Common Units was $650, $660 and $660 at December 31, 2014, 2013 and 2012, respectively, and is being recognized in equity and as compensation expense over the four year vesting period. Class B Units vested at December 31, 2014, 2013 and 2012 were 175,000, 121,000 and 74,000, respectively.

A summary of common unit activity during the years ended December 31, 2014, 2013 and 2012 follows:

	Class A	Class B	Class C
Balance – December 31, 2011	$3,147,294	198,000	760,000
Granted	—	30,000	4,553
Forfeited	—	(40,000)	—

Balance – December 31, 2012	3,147,294	188,000	764,553
Granted	—	10,000	—
Forfeited	—	(10,000)	(5,984)

Balance – December 31, 2013	3,147,294	188,000	758,569
Granted		12,000
Forfeited		(15,000)	(5,963)

Balance – December 31, 2014	$3,147,294	185,000	752,606

(6) Income Taxes

The benefit for income taxes consists of:

	Year ended December 31
	2014	2013	2012
Federal income taxes:
Current	$(754)	(5,218)	(8)
Deferred	(2,243)	3,573	(2,139)
State and local income taxes:
Current	223	240	225
Deferred	(671)	153	264

	$(3,445)	(1,252)	(1,658)

Effective Tax Rate Reconciliation

A reconciliation of the effective income tax rate on continuing operations as reflected in the consolidated statements of operations to the U.S. federal statutory income tax rate is as follows:

	Year ended December 31
	2014	2013	2012
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal income tax benefit	1.0	4.0	1.0
Permanent Differences	17.0	—	—
Additional tax from federal revenue agent review	—	—	11.0
Other, net	(3.0)	1.0	1.0

Effective tax rate	(19.0)%	(29.0)%	(21.0)%

The net current and noncurrent components of deferred income taxes recognized in the balance sheet are as follows:

	December 31
	2014	2013
Net current asset	$3,931	3,763
Net noncurrent liability	(25,802)	(28,536)

	$(21,871)	(24,773)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Assets:
Allowance for doubtful accounts	$703	672
Operating loss carryforward	7,571	7,343
Other	649	744

Gross deferred tax assets	8,923	8,759

Liabilities:
Property and equipment	(2,920)	(4,682)
Intangible assets	(15,461)	(17,775)
Goodwill	(7,113)	(5,315)
Theater commissions	(5,300)	(5,760)

Gross deferred tax liabilities	(30,794)	(33,532)

Net deferred tax liabilities	$(21,871)	(24,773)

The Company had an available gross net operating loss carryforward for federal tax purposes of $16,190 and $16,189 at the end of 2014 and 2013, respectively. The federal carryforwards will start to expire in 2030.

The Company had an available gross net operating loss carryforward for state tax purposes of $29,476 and $25,941 at the end of 2014 and 2013, respectively. The 2014 state carryforward will expire in 2015 (4%), 2020 (11%), 2025 (19%) and 2030 (66%).

The examinations by the Internal Revenue Service for the tax years ended December 31, 2009, 2010, 2011, and 2012 have been completed in 2014 with no additional material adjustment.

The Company has approximately $1,800 of tax deductible goodwill as of December 31, 2014.

(7) Related-Party Transactions

The Company has agreements with subsidiaries of Technicolor to provide, but not limited to, digital equipment, integration and installation services, distribution, network management and support. The Company is under contract with Technicolor through March 3, 2016. For the years ended December 31, 2014, 2013, and 2012, the Company acquired from Technicolor’s operating subsidiaries $2,352, $4,068, and $4,190, respectively, for equipment and related integration and installation services. These amounts have been capitalized as theatre equipment. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $8,190, $8,574 and $12,356, respectively, for all other services provided by Technicolor.

The Company had payables due to the Technicolor operating subsidiaries of $2,404 and $2,990 as of December 31, 2014 and 2013, respectively, which are included in Due to members.

The Company had a payable of $0 and $803 due to the Sellers at December 31, 2014 and 2013, respectively, which is primarily for income taxes related to periods prior to October 14, 2010.

The Company entered into a Management Services Agreement dated October 14, 2010 with Shamrock Capital Advisors, Inc., an affiliate of Shamrock to provide management and consulting services to SVH for an annual fee of $400 plus expenses, which is included in administrative expenses. The amount payable was $15 and $0 as of December 31, 2014 and 2013, respectively and is included in Accrued liabilities.

Carmike circuit share expense was $11,606, $11,206 and $9,507 for the years ended December 31, 2014, 2013 and 2012, respectively. Accrued theatre circuit liability to Carmike was $2,154 and $2,643 as of December 31, 2014 and 2013, respectively and is included in Accrued liabilities.

(8) Commitments and Contingencies

The Company leases office facilities for its headquarters in New York, New York, and also in various other cities for its administrative, sales and marketing personnel.

Future minimum lease payments under noncancelable operating leases are as follows:

2015	$1,812
2016	1,805
2017	1,690
2018	1,703
2019	1,706
Thereafter	3,512

Total	$12,228

Total rent expense for the years ended December 31, 2014, 2013 and 2012 was $2,119, $2,333 and $2,362, respectively.

The following is a schedule of minimum future lease payments required as of December 31, 2014, under capital leases for Computer Hardware:

	Principal	Interest	Total
2015	$5	—	5

Future minimum payments due under theatre circuit agreements are as follows:

2015	$2,745
2016	2,720
2017	2,798
2018	2,896
2019	2,983

Total	$14,142

Total theatre circuit share expense included in cost of revenue for the years ended December 31, 2014, 2013 and 2012 was $78,698, $74,890 and $67,392, respectively. Accrued theatre circuit liability as of December 31, 2014 and 2013 was $13,956 and $15,785, respectively, and is included in accrued liabilities.

The Company has employment agreements with certain key employees. The agreements included terms for severance in the event of termination for other than cause as well as confidentiality and noncompetition clauses. The maximum contingent liability under such agreements as of December 31, 2014 and 2013 is approximately $2,836 and $3,263, respectively.

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

(9) Retirement Plans

The Company has a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan allows eligible employees to voluntarily contribute amounts not exceeding the maximum allowed under the Code. The Company matches up to 33% of employee contributions, limited to 5% of compensation. Contributions to the plan are at the discretion of the Company. Plan expense for the years ended December 31, 2014, 2013 and 2012 was $222, $174 and $191, respectively.

(10) Debt

To facilitate the series of transactions in 2010 (see note 1), SVH entered into a Loan and Security Agreement dated October 14, 2010 (the Agreement) whereby Screenvision borrowed $80,000 in a term loan and has available up to $10,000 in revolving loans.

In 2011, the Company borrowed an additional $3,000 which was added to the term loan.

On January 9, 2013, the Company amended its $83,000 term loan agreement and has an interest rate of LIBOR plus a margin as follows:

Level	Leverage ratio calculation	LIBOR rate margin
I	If the Leverage Ratio is greater than 3.25:1.00 and less than 3.85:1.00	4.25 percentage points
II	If the Leverage Ratio is greater than or equal to 2.75:1.00 and less than 3.25:1.00	3.75 percentage points
III	If the Leverage Ratio is less than or equal to 2.75:1.00	3.25 percentage points

The covenant was also amended on January 9, 2013, and the amended covenant was effective beginning the fourth quarter of 2012.

On February 6, 2015, the Agreement was further amended as follows:

•

The Maturity Date was extended from October 14, 2015 to June 30, 2016 with the principal payments of $2,000 continuing to be made on the last day of each calendar quarter until the new Maturity Date when the balance of $39,000 will be paid.

•	The Level I LIBOR rate margin is increased to 4.50 percentage points if the Leverage Ratio is greater than or equal to 3.25:1.00 and less than 3.75:1.00.

•	The Leverage Ratios and Fixed Charge Coverage Ratios were also amended effective beginning the fourth quarter of 2014.

Screenvision is required to make principal repayments of the term loan in the amount of $2,000 on the last day of each calendar quarter starting with December 31, 2010, with the balance due at final maturity. At December 31, 2014 and 2013, the outstanding balance of the term loan was $49,000 and $57,000, respectively.

The $10,000 revolving credit facility has an interest rate consistent with the term loan, or base rate plus a margin 2.25%, as Screenvision may elect. In addition, Screenvision is required to pay commitment fees quarterly on the unused portion of the revolving credit facility. The commitment fee rate is 0.50% per annum. There was $2,000 and $0 outstanding amounts due under the revolving credit facility as of December 31, 2014 and 2013, respectively, which is included in Accrued liabilities.

The Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales in excess of $500, (2) 100% of the net cash proceeds from issuance of certain debt obligations, (3) 50% of the net cash proceeds from the issuance of certain equity securities, and (4) either 0% or 50% (depending on a consolidated leverage ratio) of excess cash flow as defined in the Agreement. The February 6,

2015 amendment includes an additional requirement that a mandatory prepayment in an amount between $5,000 and $7,500 be made from the termination fee, if paid to the Company, as described in Footnote 12.

The term loan and revolving credit facility are guaranteed by each of SVH’s subsidiaries and secured by a perfected first priority security interest in substantially all of SVH’s present and future assets.

The Agreement contains covenants which, among other things, restrict SVH’s ability, and that of its subsidiaries, to (1) incur additional indebtedness; (2) create liens on their assets; (3) consolidate, merge or otherwise transfer all or any substantial part of their assets; (4) sell or otherwise dispose of their assets; and (5) engage in businesses other than those in which SVH is currently engaged or those reasonably related thereto.

The Agreement contains financial covenants that require SVH to maintain an agreed ratio of funded debt to adjusted EBITDA (consolidated leverage ratio) and a ratio of adjusted EBITDA to interest expense and debt payments (consolidated fixed charge ratio). The financial covenants contain normal and customary periodic changes in the required ratios over the life of the Agreement. As of December 31, 2014, SVH was in compliance with these financial covenants.

Debt issuance costs of $1,200 were incurred in connection with the issuance of the Term Loan and are capitalized in the caption Other Assets in the consolidated balance sheet. This amount is being amortized over the term of the loan.

(11) Carmike Cinemas, Inc.

On October 14, 2010, SV amended its Theatre Agreement dated September 20, 2006 with Carmike Cinemas, Inc. (Carmike) whereby the term of the Agreement was extended for an additional 30 years through July 1, 2042. In connection with this amendment, SV paid Carmike $30,000 in January 2011 and Carmike received 760,000 Class C Common Units of SVH (representing a 20% profits interest in SVH). Carmike may also receive additional units and cash payments. The additional units and some of the originally issued units may be subject to forfeiture based upon changes in Carmike’s future theatre and screen count. As a result of this uncertainty, the value of the forfeitable units are not reflected in the Company’s financial statements. There were 182,606, 188,569 and 194,553 forfeitable units issued at December 31, 2014, 2013 and 2012 respectively.

The fair value of the Class C Common Units is determined using the Black-Scholes option pricing model. The model considered the different levels of distributions of potential sale proceeds along with the expected holding term of the ownership interest (4 years); the risk-free rate over the holding term (0.9%); and the expected volatility of the equity of SVH (40%). The fair value of the issued Class C Common Units was $5,250 at October 14, 2010.

Both the cash payment of $30,000 and the Class C Common Units nonforfeitable value of $5,250 are capitalized in other assets and are being amortized as theatre commissions in costs of revenue on a straight line beginning October 14, 2010 through June 2042.

(12) Merger with National CineMedia

On May 5, 2014 SVH announced the Merger Agreement whereby National CineMedia, Inc. (NCM) would acquire the Company for $375,000 subject to certain purchase price adjustments and regulatory approval.

On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM and Screenvision. The Company and NCM intend to defend their proposed merger. If the parties are unsuccessful in their defense of the proposed merger prior to May 5, 2015 (or 90 days thereafter if extended by NCM or Screenvision), Screenvision may be able to terminate the Merger Agreement and upon termination, will receive a termination fee of approximately $28.8 million.

Merger related costs of $7,754 have been incurred through December 31, 2014. Additional merger related costs will be incurred, including a contingent closing fee of $1,750.

(13) Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 23, 2015, the date at which the financial statements were available to be issued, and determined there are no items to disclose.

(a)(4) Listing of Exhibits

Exhibit Number	Description

2.1	Subscription Agreement between Carmike Cinemas, Inc. and SV Holdco, LLC, dated as of September 27, 2010 (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.2	Amended and Restated Liability Company Agreement of SV Holdco, LLC, dated as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on October 20, 2010 and incorporated herein by reference).

2.3	Amendment No. 1 to Subscription Agreement, effective as of September 27, 2010, by and between Carmike Cinemas, Inc. and SV Holdco, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.4	Amendment No. 1 to Amended and Restated Liability Company Agreement of SV Holdco, LLC, effective as of October 14, 2010 (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on April 4, 2011 and incorporated herein by reference).

2.5	Membership Interest Purchase Agreement, dated as of September 28, 2012, by and among Carmike Cinemas, Inc., Rave Reviews Cinemas, L.L.C. and Rave Reviews Holdings, LLC (filed as Exhibit 2.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference). (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Carmike agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

2.6	Agreement and Plan of Merger, dated as of May 15, 2014, by and among Carmike Cinemas, Inc., Digital Cinema Destinations Corp. and Badlands Acquisition Corporation (filed as Exhibit 2.1 to Digiplex’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference).

2.7	Membership Interest Purchase Agreement, dated as of May 15, 2014, by and among Carmike Cinemas, Inc., Digital Cinema Destinations Corp. and StartMedia, LLC (filed as Exhibit 2.2 to Carmike’s Current Report on Form 8-K filed on August 15, 2014 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc., (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.3 to Carmike’s Registration Statement on Form S-4 (File No. 333-196905), filed on June 19, 2014, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Form 8-K filed January 22, 2009 and incorporated herein by reference).

4.1	Indenture for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

Exhibit Number	Description

4.2	Registration Rights Agreement for 7.375% Senior Secured Notes due 2019, dated April 27, 2012, among Carmike Cinemas, Inc. and Macquarie Capital (USA) Inc. (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

4.3	Form of 7.375% Senior Secured Note due 2019 (included in Exhibit 4.1).

4.4	Supplemental Indenture, dated December 3, 2012, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

4.5	Supplemental Indenture, dated December 11, 2012, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.5 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

4.6	Supplemental Indenture, dated September 12, 2014, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein).

4.7	Supplemental Indenture, dated September 22, 2014, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein).

4.8	Supplemental Indenture, dated October 24, 2014, to Indenture dated April 27, 2012, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference herein).

10.1	Credit Agreement, dated April 27, 2012, by and among Carmike Cinemas, Inc., as Borrower, the several lenders from time to time parties to the Credit Agreement, Macquarie US Trading LLC, as Administrative Agent and Syndication Agent, and Macquarie Capital USA (Inc.) as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.2	Second Lien Collateral Agreement, dated April 27, 2012, among Carmike Cinemas, Inc., the other Guarantors party thereto, Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.3	Collateral Trust Agreement, dated April 27, 2012, between Carmike Cinemas, Inc., the Guarantors from time to time party thereto, Macquarie US Trading LLC, as Administrative Agent under the Credit Agreement and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Trustee (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.4	First Lien Guarantee and Collateral Agreement between Carmike Cinemas, Inc. and certain of its Subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed on April 30, 2012).

10.5	First Amendment, dated as of September 28, 2012, to the Credit Agreement, dated as of April 27, 2012, by and among Carmike Cinemas, Inc., as borrower, the banks and other financial institutions or entities from time to time parties thereto, as lenders, and Macquarie US Trading LLC as administrative agent and syndication agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on October 1, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.6	Second Amendment, dated as of November 4, 2013, to the Credit Agreement, dated as of April 27, 2012, and as amended by the first amendment dated September 28, 2012, by and among Carmike Cinemas, Inc., as borrower, the banks and other financial institutions or entities from time to time parties thereto, as lenders, and Macquarie US Trading LLC as administrative agent and syndication agent (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed November 7, 2013 and incorporated herein by reference.)

10.7	Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.8	First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.9*	Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.10*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.11*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.12*	Carmike Cinemas, Inc. 2004 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 20, 2011 (filed as Appendix A to Carmike’s proxy statement filed on April 20, 2011, and incorporated herein by reference).

10.13*	Carmike Cinemas, Inc. 2014 Incentive Stock Plan, as amended and restated (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on April 18, 2014, and incorporated herein by reference).

10.14*	Carmike Cinemas, Inc. Non-Employee Directors Long-Term Stock Incentive Plan (filed as Appendix C to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.15*	Carmike Cinemas, Inc. Employee and Consultant Long-Term Stock Incentive Plan (filed as Appendix D to Carmike’s 2002 Definitive Proxy Statement filed July 24, 2002 and incorporated herein by reference).

10.16*	Form of Non-Employee Director Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on November 14, 2005 and incorporated herein by reference).

10.17*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.18*	Form of Restricted Stock Grant Agreement for Carmike’s Directors pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference).

Exhibit Number	Description

10.19*	Form of Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.32 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.20*	Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.21*	Form of Non-Employee Director Stock-Settled Restricted Stock Unit Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference).

10.22*	Restricted Stock Grant Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.3 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.23*	Stock Option Agreement for S. David Passman III, dated June 4, 2009, pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.4 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.24*	Employment Agreement by and between Carmike Cinemas, Inc. and S. David Passman III, dated June 4, 2009 (filed as Exhibit 10.1 to Carmike’s current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference).

10.25*	Amendment Number One to Employment Agreement, dated March 29, 2010 by and between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 5, 2010 and incorporated herein by reference).

10.26*	Form of Performance Based Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).

10.27*	Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred. W. Van Noy (filed as Exhibit 10.29 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.28*	Amendment No. 2 to the Separation Agreement, dated as of March 8, 2011, between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.43 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.29*	Form Separation Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 23, 2007 and incorporated herein by reference).

10.30*	Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.31*	Amended and Restated Separation Agreement, dated May 15, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.32+	Master License Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie/AIX, Inc (filed as Exhibit 10.30 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.33	Digital Cinema Service Agreement, dated as of December 16, 2005, by and between Carmike Cinemas, Inc. and Christie Digital Systems USA, Inc (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Description

10.34	Form of Indemnification Agreement and Schedule of Directors who have entered into such agreement (filed as Exhibit 10.1 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.35	Indemnification Agreement, effective as of December 10, 2004, by and between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on January 24, 2005 and incorporated herein by reference).

10.36*	Carmike Cinemas, Inc. Annual Executive Bonus Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, filed on April 18, 2007 and incorporated herein by reference).

10.37*	Amendment No. 1 to Carmike Cinemas, Inc. Annual Executive Bonus Program, effective January 1, 2009 (filed as Exhibit 10.45 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.38*	Retirement Agreement and General Release, dated June 1, 2011, by and between Forrest Lee Champion and Carmike Cinemas, Inc. (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on June 1, 2011 and incorporated herein by reference).

10.39*	Form of Indemnification Agreement and schedule of officers who have entered into such agreement (filed as Exhibit 10.47 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.40*	Separation Agreement, dated as of August 1, 2011, between Carmike Cinemas, Inc. and Daniel E. Ellis (filed as Exhibit 10.48 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.41*	Form of 2004 Incentive Stock Plan Performance Share Certificate (filed as Exhibit 10.49 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.42*	Form of Amendment Number One to Performance Shares Certificate Granted in 2012 and 2013, dated May 15, 2013 (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.43*	Form of Amendment Number One to Option Certificate(s), dated May 15, 2013 (filed as Exhibit 10.5 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.44*	Carmike Cinemas, Inc. Section 162(m) Performance-Based Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 20, 2012 and incorporated herein by reference).

10.45*	Amendment No. 2 to Employment Agreement between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.6 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.46*	Amended and Restated Employment Agreement, dated May 15, 2013, between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.47*	Amendment No. 2 to Separation Agreement between Carmike Cinemas, Inc. and Richard B. Hare (filed as Exhibit 10.7 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.48*	Amendment No. 3 to Separation Agreement between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.8 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

Exhibit Number	Description

10.49*	Amendment Number One to Separation Agreement, dated May 15, 2013, between Carmike Cinemas, Inc. and John Lundin (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.50	Release and Waiver Agreement, dated April 11, 2012, between Carmike Cinemas, Inc. and Gary F. Krannacker (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.51*	Executive Nonqualified Excess Plan Adoption Agreement, dated June 28, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.52*	Executive Nonqualified Excess Plan, dated June 28, 2013 (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.53*	Form of Agreement Relating to Deferred Compensation, dated June 28, 2013 (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.54*	Carmike Cinemas, Inc. Employee Stock Purchase Plan (filed as Appendix B to Carmike’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on April 18, 2014 and incorporated herein by reference).

11	Computation of per share earnings (provided in Note 17 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Net Income (Loss) Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP as to SV Holdco, LLC’s financial statements.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
+	Confidential treatment has been granted for certain portions of this document under Rule 24b-2 of the Securities Exchange Act of 1934, which portions have been omitted and filed separately with the SEC.

(b) Exhibits

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial Statement Schedules

See Item 15(a) (1) and (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: March 2, 2015	By:	/s/ S. DAVID PASSMAN III
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