Form 10-Q
period 2015-03-31
CARMIKE CINEMAS INC
filed 2015-05-04
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 24,485,842 shares outstanding as of April 25, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$92,865	$97,537
Restricted cash	412	395
Accounts receivable	16,005	18,635
Inventories	3,601	3,733
Deferred income tax asset	4,691	4,691
Prepaid expenses and other current assets	19,405	18,131

Total current assets	136,979	143,122

Property and equipment:
Land	48,693	49,887
Buildings and building improvements	349,289	343,718
Leasehold improvements	189,745	187,433
Assets under capital leases	50,398	50,398
Equipment	286,682	281,736
Construction in progress	18,765	26,709

Total property and equipment	943,572	939,881
Accumulated depreciation and amortization	(446,211)	(438,378)

Property and equipment, net of accumulated depreciation	497,361	501,503

Goodwill	125,646	125,515
Intangible assets, net of accumulated amortization	2,885	3,007
Investments in unconsolidated affiliates (Note 11)	5,866	5,079
Deferred income tax asset	103,252	101,847
Assets held for sale	973	—
Other	17,706	18,029

Total assets	$890,668	$898,102

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$38,842	$42,181
Accrued expenses	32,311	32,563
Deferred revenue	22,437	23,513
Current maturities of capital leases and long-term financing obligations	9,989	9,667

Total current liabilities	103,579	107,924

Long-term liabilities:
Long-term debt	209,708	209,690
Capital leases and long-term financing obligations, less current maturities	227,995	230,203
Deferred revenue	30,380	30,669
Other	30,827	31,071

Total long-term liabilities	498,910	501,633

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 25,102,616 shares issued and 24,485,842 shares outstanding at March 31, 2015, and 24,935,103 shares issued and 24,420,032 shares outstanding at December 31, 2014	751	744
Treasury stock, 616,774 and 515,071 shares at cost at March 31, 2015 and December 31, 2014, respectively	(16,849)	(13,565)
Paid-in capital	496,107	493,587
Accumulated deficit	(191,830)	(192,221)

Total stockholders’ equity	288,179	288,545

Total liabilities and stockholders’ equity	$890,668	$898,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$111,356	$97,572
Concessions and other	72,978	61,352

Total operating revenues	184,334	158,924
Operating costs and expenses:
Film exhibition costs	61,683	52,889
Concession costs	8,022	7,119
Salaries and benefits	23,713	21,534
Theatre occupancy costs	23,434	20,361
Other theatre operating costs	32,029	29,382
General and administrative expenses	10,027	7,498
Depreciation and amortization	13,087	11,771
Gain on sale of property and equipment	(1,031)	(67)
Impairment of long-lived assets	1,390	358

Total operating costs and expenses	172,354	150,845

Operating income	11,980	8,079
Interest expense	12,669	13,116

Loss before income tax and income (loss) from unconsolidated affiliates	(689)	(5,037)
Income tax expense (benefit)	268	(2,010)
Income (loss) from unconsolidated affiliates (Note 11)	1,348	(85)

Income (loss) from continuing operations	391	(3,112)
Loss from discontinued operations (Note 7)	—	(52)

Net income (loss)	$391	$(3,164)

Weighted average shares outstanding:
Basic	24,483	22,821
Diluted	24,949	22,821

Net income (loss) per common share (Basic):
Income (loss) from continuing operations	$0.02	$(0.14)
Loss from discontinued operations, net of tax	—	—

Net income (loss)	$0.02	$(0.14)

Net income (loss) per common share (Diluted):
Income (loss) from continuing operations	$0.02	$(0.14)
Loss from discontinued operations, net of tax	—	—

Net income (loss)	$0.02	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$391	$(3,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,087	11,772
Amortization of debt issuance costs	363	363
Impairment on long-lived assets	1,390	358
Deferred income taxes	(434)	(366)
Stock-based compensation	2,681	797
(Loss) income from unconsolidated affiliates	(923)	532
Other	146	152
Gain on sale of property and equipment	(1,031)	(67)
Changes in operating assets and liabilities:
Accounts receivable and inventories	2,739	(1,187)
Prepaid expenses and other assets	(1,252)	(2,640)
Accounts payable	1,566	(10,737)
Accrued expenses and other liabilities	577	4,478
Earnout payments for acquisitions	(849)	—
Distributions from unconsolidated affiliates	128	130

Net cash provided by operating activities	18,579	421

Cash flows from investing activities:
Purchases of property and equipment	(17,750)	(7,454)
(Funding) release of restricted cash	(17)	55
Investment in unconsolidated affiliates	(36)	(3)
Proceeds from sale of property and equipment	1,600	263

Net cash used in investing activities	(16,203)	(7,139)

Cash flows from financing activities:
Debt activities:
Repayments of capital lease and long-term financing obligations	(2,040)	(1,756)
Issuance of common stock	33	—
Purchase of treasury stock	(3,471)	(1,483)
Earnout payment for acquisitions	(1,570)	—

Net cash used in financing activities	(7,048)	(3,239)

Decrease in cash and cash equivalents	(4,672)	(9,957)
Cash and cash equivalents at beginning of period	97,537	143,867

Cash and cash equivalents at end of period	$92,865	$133,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,397	$8,731
Income taxes	$174	$212

Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$4,613	$6,700
Consideration given for Muvico acquisition	$—	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2015 and 2014

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of March 31, 2015 and December 31, 2014, the results of operations for the three month periods ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first three months of 2015.

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

Discontinued Operations

Prior to the Company’s adoption of Accounting Standards Update 2014-08 (“ASU 2014-08”), theatres in which the Company no longer had continuing involvement in the theatre operations and the cash flows had been eliminated were reported as discontinued operations when the Company no longer had operations in a given market. The results of operations for theatres that have been disposed of or classified as held for sale in prior periods have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. See Note 7—Discontinued Operations.

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

Assets Held for Sale

Assets identified for disposition are classified as assets held for sale, no longer subject to depreciation, and reported at the lower of their carrying amount or fair value less costs to sell. Fair value is estimated using a number of assumptions requiring management’s judgment including third party appraisals and estimated closing costs. At March 31, 2015, the asset classifications that comprise “Assets Held for Sale” include the carrying value of land of $827, building and building improvements of $38, and equipment of $108. The Company expects the sale of these assets to occur during the second quarter of 2015 and expects to recognize a gain on sale of the assets of approximately $2,500.

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

The fair value of the Senior Secured Notes and Credit Facility described in Note 3—Debt is estimated based on quoted market prices at the date of measurement.

See Note 12—Theatre Acquisitions for fair value of assets acquired.

Comprehensive Income

The Company has no other comprehensive income items.

Reclassifications

The Company previously reported deferred revenues expected to be recognized within one year as a component of accrued expenses in its consolidated balance sheets. Amounts as of March 31, 2014 have been reclassified from accrued expenses to a separate line item on the consolidated balance sheet to conform to the presentation for the three months ended March 31, 2015.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Presentation of Financial Statements and Property Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet discontinued operations criteria. Under ASU 2014-08, a component of an entity is classified as a discontinued operation if 1) the component has been disposed of or is classified as held for sale and 2) the component or group of components represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. For transactions that do not meet discontinued operations criteria but are considered individually significant components, additional disclosure is required. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The ASU was effective for fiscal years beginning on or after December 15, 2014.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. In accordance with current accounting guidance, the Company presents debt issuance costs as an asset on its consolidated balance sheets. Therefore, the Company expects that the adoption of this guidance will result in a change in the balance sheet presentation of previously recorded debt issuance costs.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three months ended March 31, 2015 and 2014, impairment charges aggregated to $1,390 and $358, respectively. The impairment charges for the three months ended March 31, 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres. The impairment charges for the three months ended March 31, 2014 primarily resulted from the continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2015 was approximately $9,779. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	March 31,	December 31,
	2015	2014
Senior secured notes	$210,000	$210,000
Revolving credit facility	—	—
Original issue discount	(292)	(310)

Total debt	209,708	209,690
Current maturities	—	—

Total long-term debt	$209,708	$209,690

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

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by each of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at March 31, 2015.

The fair value of the Senior Secured Notes at March 31, 2015 and December 31, 2014 is estimated based on quoted market prices as follows:

	As of March 31,	As of December 31,
	2015	2014
Carrying amount, net	$210,000	$210,000
Fair value	$222,600	$222,600

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

As of March 31, 2015, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $217,000.

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

As of March 31, 2015, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

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

The effective tax rate from continuing operations for the three months ended March 31, 2015 and 2014 was 40.7% and 39.2%, respectively. The Company’s tax rate for the three months ended March 31, 2015 differs from the statutory federal tax rate primarily due to state income taxes and permanent tax items. The Company’s tax rate for the three months ended March 31, 2014 differs from the statutory federal tax rate primarily due to state income taxes, permanent tax items and changes in uncertain tax positions.

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

The Company’s acquisition of Digital Cinema Destination Corp. (“Digiplex”) (see Note 12—Theatre Acquisitions) triggered an ownership change for Digiplex during the third quarter of 2014. The Company has evaluated the impact of this ownership change, and does not believe that the ownership change will significantly limit its ability to utilize net operating losses acquired from Digiplex.

At March 31, 2015 and December 31, 2014, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $107,943 and $106,538, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at March 31, 2015 and December 31, 2014, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of March 31, 2015 and December 31, 2014, the amount of unrecognized tax benefits was $167, all of which would affect the Company’s annual effective tax rate, if recognized.

NOTE 5—EQUITY BASED COMPENSATION

In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of March 31, 2015, there were 1,128,598 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. For certain employees who have met retirement eligibility criteria as defined in the respective award agreements, compensation expense for restricted stock awards is recognized immediately. As of March 31, 2015, the Company also had 269,566 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of March 31, 2015, 98,308 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. For those employees who have met retirement eligibility criteria as defined in the 2014 Incentive Stock Plan, compensation expense for performance-based stock awards is recognized immediately once all conditions of the award have been satisfied. The Company has determined the achievement of the performance target for the unearned awards in the current year is probable.

The Company’s total stock-based compensation expense was approximately $2,681 and $797 for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of March 31, 2015, the Company had approximately $4,934 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.4 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first three months of 2015 or 2014. The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	600,000	$8.65	5.08
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Forfeited	—	$—

Outstanding at March 31, 2015	600,000	$8.65	4.83	$14,972

Exercisable on March 31, 2015	600,000	$8.65	4.83	$14,972

Expected to vest March 31, 2015	—	$—	—	$—

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	100,000	$25.95	2.28	$—
Forfeited	—	—	—

Outstanding at March 31, 2015	100,000	$25.95	2.04	$765

Exercisable on March 31, 2015	66,666	$25.95	2.04	$510

Expected to vest March 31, 2015	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	346,377	$19.15
Granted	169,589	$33.64
Vested	(264,651)	$20.75
Forfeited	—	$—

Nonvested at March 31, 2015	251,315	$27.24

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2015 and December 31, 2014, goodwill and intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of March 31, 2015
Intangible assets:
Lease related intangibles	$3,621	$(942)	$2,679
Non-compete agreements	30	(17)	13
Trade names	750	(557)	193

Total intangible assets	$4,401	$(1,516)	$2,885

As of December 31, 2014
Intangible assets:
Lease related intangibles	$3,621	$(825)	$2,796
Non-compete agreements	30	(16)	14
Trade names	750	(553)	197

Total intangible assets	$4,401	$(1,394)	$3,007

Amortization expense of intangible assets for fiscal years 2016 through 2020 and thereafter is estimated to be approximately $482, $473, $448, $447, $223 and $444, respectively.

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2015:

	December 31, 2014	Additions	Impairments	March 31, 2015
Goodwill, gross	$163,755	$131	$—	$163,886
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$125,515	$131	$—	$125,646

During the three months ended March 31, 2015, the Company recorded an adjustment to increase goodwill by $0.6 million in connection with the finalization of the fixed asset valuations, net of the related deferred tax assets adjustments, associated with the Digiplex purchase price allocation. The Company also recorded a decrease to goodwill of $0.5 million during the three months ended March 31, 2015 related to deferred tax adjustments.

NOTE 7—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. The Company closed three theatres during the three months ended March 31, 2015. The Company did not close any theatres during the three months ended March 31, 2014 and did not close any theatres during 2014 prior to the adoption of ASU 2014-08. Therefore the Company did not classify any closed theatres as discontinued operations during the three months ended March 31, 2015 and 2014. All activity classified as discontinued operations during the three months ended March 31, 2014 pertains to theatres closed prior to fiscal year 2014. The results of operations, including gains and losses on disposal, and cash flows of theatres classified as discontinued operations have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in its operations.

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

The following table sets forth the summary of activity for discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenue from discontinued operations	$—	$1

Operating loss before income taxes	$—	$(86)
Income tax benefit from discontinued operations	—	34
Loss on disposal, before income taxes	—	—
Income tax benefit on disposal	—	—

Loss from discontinued operations	$—	$(52)

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

NOTE 9—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 2,339 and 5,000 for the three months ended March 31, 2015 and 2014 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of common stock compared to the price on the grant date.

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Numerator for basic earnings per share:
Net income (loss)	$391	$(3,164)
Denominator (shares in thousands):
Basic earnings per share:
Weighted average shares	24,589	22,985
Less: restricted stock issued	(105)	(164)

Denominator for basic earnings per share:	24,483	22,821
Effect of dilutive shares:
Restricted stock awards	145	—
Stock options	321	—

Dilutive potential common shares	466	—
Denominator for diluted earnings per share:

Adjusted weighted average shares	24,949	22,821

Basic income (loss) per share attributable to Carmike stockholders	$0.02	$(0.14)

Diluted income (loss) per share attributable to Carmike stockholders	$0.02	$(0.14)

NOTE 10—SCREENVISION EXHIBITION, INC.

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

As of March 31, 2015, the Company held Class C and Class A membership units representing approximately 20% of the total issued and outstanding membership units of SV Holdco. As of March 31, 2015, the carrying value of the Company’s ownership interest in SV Holdco is $5,029 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of March 31, 2015.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of March 31, 2015 and December 31, 2014.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,526 and $2,779 for the three months ended March 31, 2015 and 2014, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $446 and $490 for the three months ended March 31, 2015 and 2014, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $886 and $2,383 at March 31, 2015 and December 31, 2014, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the three months ended March 31, 2015 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2015	$4,195
Equity income of SV Holdco	834

Balance at March 31, 2015	$5,029

Deferred revenue	SV Holdco
Balance at January 1, 2015	$31,827
Amortization of up-front payment	(237)
Amortization of Class C units	(53)

Balance at March 31, 2015	$31,537

On May 5, 2014, National CineMedia, Inc. (“NCM”) entered into a definitive merger agreement to acquire Screenvision, a subsidiary of SV Holdco, for $225,000 in cash and $150,000 of NCM’s common stock. On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to prevent NCM’s acquisition of Screenvision, and on March 16, 2015, NCM and Screenvision agreed to terminate the Merger Agreement. The termination of the merger agreement did not have an impact on the Company’s condensed consolidated financial statements.

NOTE 11—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 10—Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of March 31,
2015
Assets:
Current assets	$52,925
Noncurrent assets	123,860

Total assets	$176,785

Liabilities:
Current liabilities	$39,221
Noncurrent liabilities	63,941

Total liabilities	$103,162

	Three Months Ended
	March 31, 2015	March 31, 2014
Results of operations:
Revenue	$23,613	$31,475
Operating income	$11,318	$(7,820)
Income from continuing operations	$6,310	$(5,083)
Net income	$6,310	$(5,083)

A summary of activity in income from unconsolidated affiliates for the three months ended March 31, 2015 and 2014 is as follows:

	March 31,
Loss from unconsolidated affiliates	2015	2014
Income (loss) from unconsolidated affiliates	$902	$(575)
Elimination of intercompany revenue	446	490

Income (loss) from unconsolidated affiliates	$1,348	$(85)

NOTE 12—THEATRE ACQUISITIONS

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

The following table summarizes the preliminary purchase price for Digiplex.

Number of shares of Digiplex common stock outstanding at August 15, 2014	7,832
Exchange ratio	0.1765
Number of shares of Carmike common stock—as exchanged	1,382
Carmike common stock price on August 15, 2014	$34.20

Estimated fair value of 1.4 million common shares issued per merger agreement	$47,274
Cash settlement of Start Media joint venture	10,978
Cash settlement of shares held in escrow	181

Total preliminary estimated acquisition consideration	$58,433

The following table summarizes the preliminary purchase price allocation, which is subject to the final deferred income tax computations.

Digiplex
Total purchase price, net of cash received	$58,004

Accounts receivable	515
Other current assets	266
Property and equipment	25,126
Intangible assets	2,190
Other assets	521
Deferred tax assets	10,211
Accounts payable	(3,359)
Accrued expenses	(3,730)
Unfavorable lease obligations	(5,980)
Capital leases assumed	(850)
Assumption of Northlight term loan	(9,099)

Net assets acquired	15,811

Goodwill	$42,193

Management believes that the fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $42,193 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is not expected to be deductible for income tax purposes. During the three months ended March 31, 2015, the Company completed its valuation of the fixed assets acquired which resulted in a decrease to property and equipment and an increase to goodwill of $668. Identifiable intangible assets recognized of $2,190 represent favorable lease obligations and will be amortized to theatre occupancy costs over the respective lease term. The Company also recognized unfavorable lease obligations of $5,980. The weighted-average useful life of the favorable lease obligations, prior to the exercise of any extension or renewals associated with the underlying leases is 6.1 years.

The results of Digiplex’s operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net income of Digiplex included in the Company’s operating results for the three months ended March 31, 2015 were $12,876 and $1,071, respectively.

NOTE 13—GUARANTOR SUBSIDIARIES

In June 2012, the Company issued in a registered exchange offer $210,000 aggregate principal amount of 7.375% Senior Secured Notes due May 15, 2019. The Senior Secured Notes are fully and unconditionally guaranteed, on a joint and several basis, by the following 100% directly or indirectly owned subsidiaries (the “Guarantor Subsidiaries”): Eastwynn Theatres, Inc., George G. Kerasotes Corporation, GKC Indiana Theatres, Inc., GKC Michigan Theatres, Inc., GKC Theatres, Inc., Military Services, Inc., Carmike Giftco, Inc., Carmike Reviews Holdings, LLC, Carmike Motion Pictures Birmingham, LLC, Carmike Motion Pictures Birmingham II, LLC, Carmike Motion Pictures Birmingham III, LLC, Carmike Motion Pictures Chattanooga, LLC, Carmike Motion Pictures Daphne, LLC, Carmike Motion Pictures Pensacola, LLC, Carmike Motion Pictures Pensacola II, LLC, Carmike Motion Pictures Indianapolis, LLC, Carmike Motion Pictures Huntsville, LLC, Carmike Motion Pictures Ft. Wayne, LLC, Carmike Motion Pictures Melbourne, LLC, Carmike Motion Pictures Peoria, LLC, Carmike Motion Pictures Port St. Lucie, LLC, Carmike Motion Pictures Orange Beach, LLC, Carmike Motion Pictures Allentown, LLC, Carmike Houston LP, LLC, Carmike Houston GP, LLC, Carmike Motion Pictures Houston, LLC, Start Media/Digiplex, LLC, DC Apple Valley Cinema, LLC, DC Bloomfield Cinema, LLC, DC Churchville Cinema, LLC, DC Cinema Centers, LLC, DC Cranford Cinema, LLC, DC Lisbon Cinema, LLC, DC Mechanicsburg Cinema, LLC, DC Mission Marketplace Cinema, LLC, DC New Smyrna Beach Cinema, LLC, DC Poway Cinema, LLC, DC River Village Cinema, LLC, DC Solon Cinema, LLC, DC Sparta Cinema, LLC, DC Surprise Cinema, LLC, DC Temecula Cinema, LLC, DC Torrington Cinema, LLC, DC Westfield Cinema, LLC, DC Sarver Cinema, LLC, DC Londonderry, LLC, DC Lansing, LLC, Seth Childs 12 of Kansas, LLC, Carmike Concessions, LLC and Carmike Concessions II, LLC.

During the three months ended March 31, 2015, the Company completed an entity assessment designed to achieve certain operational efficiencies. As a result of this assessment, certain theatres were transferred between Carmike Cinemas, Inc. and its guarantor subsidiaries. The condensed consolidating balance sheet as of December 31, 2014, the condensed consolidating statement of operations for the three months ended March 31, 2014 and the condensed consolidating statement of cash flows for the three months ended March 31, 2014 have been reclassified to the 2015 presentation.

The Company is providing the following condensed consolidating financial statement information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2015
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$65,835	$27,030	$—	$92,865
Restricted cash	412	—	—	412
Accounts receivable	15,347	10,651	(9,993)	16,005
Inventories	740	2,861	—	3,601
Deferred income tax asset	2,470	2,221	—	4,691
Prepaid expenses and other current assets	24,085	10,868	(15,548)	19,405

Total current assets	108,889	53,631	(25,541)	136,979

Property and equipment:
Land	8,029	40,664	—	48,693
Buildings and building improvements	52,366	296,923	—	349,289
Leasehold improvements	27,976	161,769	—	189,745
Assets under capital leases	12,689	37,709	—	50,398
Equipment	78,780	207,902	—	286,682
Construction in progress	7,897	10,868	—	18,765

Total property and equipment	187,737	755,835	—	943,572
Accumulated depreciation and amortization	(104,919)	(341,292)	—	(446,211)

Property and equipment, net of accumulated depreciation	82,818	414,543	—	497,361

Intercompany receivables	129,344	—	(129,344)	—
Investments in subsidiaries	174,468	—	(174,468)	—
Goodwill	51,507	74,139	—	125,646
Intangible assets, net of accumulated amortization	63	2,822	—	2,885
Investments in unconsolidated affiliates	5,029	837	—	5,866
Deferred income tax asset	53,037	50,215	—	103,252
Assets held for sale	973	—	—	973
Other	8,598	9,108	—	17,706

Total assets	$614,726	$605,295	$(329,353)	$890,668

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$22,032	$26,803	$(9,993)	$38,842
Accrued expenses	17,948	29,911	(15,548)	32,311
Deferred revenue	11,315	11,122	—	22,437
Current maturities of capital leases and long-term financing obligations	1,504	8,485	—	9,989

Total current liabilities	52,799	76,321	(25,541)	103,579

Long-term liabilities:
Long-term debt	209,708	—	—	209,708
Capital leases and long-term financing obligations, less current maturities	25,246	202,749	—	227,995
Intercompany liabilities	—	129,344	(129,344)	—
Deferred revenue	30,380	—	—	30,380
Other	8,414	22,413	—	30,827

Total long-term liabilities	273,748	354,506	(129,344)	498,910

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	751	1	(1)	751
Treasury stock	(16,849)	—	—	(16,849)
Paid-in capital	496,107	269,635	(269,635)	496,107
Accumulated deficit	(191,830)	(95,168)	95,168	(191,830)

Total stockholders’ equity	288,179	174,468	(174,468)	288,179

Total liabilities and stockholders’ equity	$614,726	$605,295	$(329,353)	$890,668

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2014
	Carmike	Guarantor
	Cinemas, Inc.	Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$66,010	$31,527	$—	$97,537
Restricted cash	395	—	—	395
Accounts receivable	17,186	14,640	(13,191)	18,635
Inventories	779	2,954	—	3,733
Deferred income tax asset	2,479	2,212	—	4,691
Prepaid expenses and other current assets	22,539	10,513	(14,921)	18,131

Total current assets	109,388	61,846	(28,112)	143,122

Property and equipment:
Land	9,224	40,663	—	49,887
Buildings and building improvements	54,042	289,676	—	343,718
Leasehold improvements	28,432	159,001	—	187,433
Assets under capital leases	12,689	37,709	—	50,398
Equipment	81,014	200,722	—	281,736
Construction in progress	10,565	16,144	—	26,709

Total property and equipment	195,966	743,915	—	939,881
Accumulated depreciation and amortization	(106,481)	(331,897)	—	(438,378)

Property and equipment, net of accumulated depreciation	89,485	412,018	—	501,503

Intercompany receivables	129,877	—	(129,877)	—
Investments in subsidiaries	172,742	—	(172,742)	—
Goodwill	51,507	74,008	—	125,515
Intangible assets, net of accumulated amortization	69	2,938	—	3,007
Investments in unconsolidated affiliates	4,195	884	—	5,079
Deferred income tax asset	54,203	47,644	—	101,847
Other	11,622	6,407	—	18,029

Total assets	$623,088	$605,745	$(330,731)	$898,102

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$32,722	$22,650	$(13,191)	$42,181
Accrued expenses	17,550	29,934	(14,921)	32,563
Deferred revenue	8,238	15,275	—	23,513
Current maturities of capital leases and long-term financing obligations	1,394	8,273	—	9,667

Total current liabilities	59,904	76,132	(28,112)	107,924

Long-term liabilities:
Long-term debt	209,690	—	—	209,690
Capital leases and long-term financing obligations, less current maturities	25,647	204,556	—	230,203
Intercompany liabilities	—	129,877	(129,877)	—
Deferred revenue	30,669	—	—	30,669
Other	8,633	22,438	—	31,071

Total long-term liabilities	274,639	356,871	(129,877)	501,633

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	744	1	(1)	744
Treasury stock	(13,565)	—	—	(13,565)
Paid-in capital	493,587	269,635	(269,635)	493,587
Accumulated deficit	(192,221)	(96,894)	96,894	(192,221)

Total stockholders’ equity	288,545	172,742	(172,742)	288,545

Total liabilities and stockholders’ equity	$623,088	$605,745	$(330,731)	$898,102

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2015
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$16,910	$94,446	$—	$111,356
Concessions and other	22,828	60,526	(10,376)	72,978

Total operating revenues	39,738	154,972	(10,376)	184,334

Operating costs and expenses:
Film exhibition costs	10,043	51,640	—	61,683
Concession costs	1,417	6,605	—	8,022
Salaries and benefits	4,181	19,532	—	23,713
Theatre occupancy costs	4,185	19,249	—	23,434
Other theatre operating costs	6,740	35,665	(10,376)	32,029
General and administrative expenses	9,182	845	—	10,027
Depreciation and amortization	2,592	10,495	—	13,087
Gain on sale of property and equipment	(1,028)	(3)	—	(1,031)
Impairment of long-lived assets	677	713	—	1,390

Total operating costs and expenses	37,989	144,741	(10,376)	172,354

Operating income	1,749	10,231	—	11,980
Interest expense	5,253	7,416	—	12,669
Equity in earnings of subsidiaries	(1,726)	—	1,726	—

(Loss) income before income tax and income from unconsolidated affiliates	(1,778)	2,815	(1,726)	(689)
Income tax (benefit) expense	(889)	1,157	—	268
Income from unconsolidated affiliates	1,280	68	—	1,348

Net income	$391	$1,726	$(1,726)	$391

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Admissions	$17,815	$79,757	$—	$97,572
Concessions and other	20,080	49,028	(7,756)	61,352

Total operating revenues	37,895	128,785	(7,756)	158,924

Operating costs and expenses:
Film exhibition costs	9,768	43,121	—	52,889
Concession costs	1,519	5,600	—	7,119
Salaries and benefits	4,440	17,094	—	21,534
Theatre occupancy costs	4,183	16,178	—	20,361
Other theatre operating costs	6,877	30,261	(7,756)	29,382
General and administrative expenses	6,845	653	—	7,498
Depreciation and amortization	2,615	9,156	—	11,771
Gain on sale of property and equipment	(7)	(60)	—	(67)
Impairment of long-lived assets	3	355	—	358

Total operating costs and expenses	36,243	122,358	(7,756)	150,845

Operating income	1,652	6,427	—	8,079
Interest expense	5,313	7,803	—	13,116
Equity in loss of subsidiaries	1,252	—	(1,252)	—

Loss before income tax and income from unconsolidated affiliates	(4,913)	(1,376)	1,252	(5,037)
Income tax benefit	(1,924)	(86)	—	(2,010)
(Loss) income from unconsolidated affiliates	(180)	95	—	(85)

Loss from continuing operations	(3,169)	(1,195)	1,252	(3,112)
Income (loss) from discontinued operations	5	(57)	—	(52)

Net loss	$(3,164)	$(1,252)	$1,252	$(3,164)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2015
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,492	$14,087	$—	$18,579

Cash flows from investing activities:
Purchases of property and equipment	(3,112)	(14,638)	—	(17,750)
Investment in unconsolidated affiliates	—	(36)	—	(36)
Proceeds from sale of property and equipment	1,575	25	—	1,600
Intercompany receivable/payable	625	—	(625)	—
Other investing activities	(17)	—	—	(17)

Net cash used in investing activities	(929)	(14,649)	(625)	(16,203)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(300)	(1,740)	—	(2,040)
Issuance of common stock	33	—	—	33
Purchase of treasury stock	(3,471)	—	—	(3,471)
Earnout payment for acquisitions	—	(1,570)		(1,570)
Intercompany receivable/payable	—	(625)	625	—

Net cash provided by (used in) financing activities	(3,738)	(3,935)	625	(7,048)

Increase in cash and cash equivalents	(175)	(4,497)	—	(4,672)
Cash and cash equivalents at beginning of period	66,010	31,527	—	97,537

Cash and cash equivalents at end of period	$65,835	$27,030	$—	$92,865

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2014
	Carmike Cinemas, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(4,392)	$4,813	$—	$421

Cash flows from investing activities:
Purchases of property and equipment	(1,424)	(6,030)	—	(7,454)
Investment in unconsolidated affiliates	—	(3)	—	(3)
Proceeds from sale of property and equipment	222	41	—	263
Intercompany receivable	13,076	—	(13,076)	—
Other investing activities	55	—	—	55

Net cash provided by (used in) investing activities	11,929	(5,992)	(13,076)	(7,139)

Cash flows from financing activities:
Repayments of capital leases and long-term financing obligations	(291)	(1,465)	—	(1,756)
Purchase of treasury stock	(1,483)	—	—	(1,483)
Intercompany payable	—	(13,076)	13,076	—

Net cash used in financing activities	(1,774)	(14,541)	13,076	(3,239)

Increase (decrease) in cash and cash equivalents	5,763	(15,720)	—	(9,957)
Cash and cash equivalents at beginning of period	99,947	43,920	—	143,867

Cash and cash equivalents at end of period	$105,710	$28,200	$—	$133,910

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of March 31, 2015 we owned, operated or had an interest in 272 theatres with 2,894 screens located in 41 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of March 31, 2015, all of our theatres are on a digital-based platform and 256 theatres with 1,081 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

We generate revenue primarily from box office receipts and concession sales along with additional revenues from screen advertising sales, our two Bogart’s Bar and Grill restaurants, our Hollywood Connection fun center, video games located in some of our theatres, and theatre rentals. Our revenue depends to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. A disruption in the production of motion pictures, a lack of motion pictures, or the failure of motion pictures to attract the patrons in our theatre markets will likely adversely affect our business and results of operations.

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

We continue to focus on operating performance improvements. This includes managing our operating costs, implementing pricing initiatives and closing underperforming theatres. We also intend to allocate our available capital primarily to developing new build-to-suit theatres, making strategic acquisitions, converting traditional theatres to our in-theatre dining concept, installing Big D and IMAX auditoriums and improving the condition of our theatres.

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. After completing our acquisition of Digital Cinema Destination Corp. (“Digiplex”) on August 15, 2014, which consisted of 21 theatres and 206 screens along with the subsequent acquisition of three theatres and 28 screens in the Digiplex acquisition pipeline, we have acquired over 50 theatres and 700 screens since 2012. In addition, we continue to pursue opportunities for organic growth through new theatre development. During the three months ended March 31, 2015, we opened one theatre and ten screens. We anticipate opening up to six new build-to-suit theatres in 2015. We intend to include one large-format auditorium in each of our new build-to-suit theatres.

As of March 31, 2015, we operated 46 large-format auditoriums, including 28 Big D auditoriums, 16 IMAX auditoriums and two MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for ten additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of March 31, 2015, five of the ten IMAX theatre systems had been installed.

During 2014, we began converting three theatres to our in-theatre dining concept. Two of these theatres opened during the three months ended March 31, 2015. These theatres features a casual in-theatre dining and movie-going experience for the entire family. In addition to push-button service, these theatres allow patrons to enjoy a wide array of food and beverage options while enjoying a movie in our premium seats. We believe that a single theatre and dining destination provides our patrons with a more convenient and affordable entertainment experience which can lead to increased visits. We intend to convert additional theatres to in-theatre dining as well as construct new build-to-suit in-theatre dining complexes in future years.

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

For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2015	2014
Average theatres	273	252
Average screens	2,893	2,660
Average attendance per screen (1)	5,343	5,104
Average admission per patron (1)	$7.20	$7.19
Average concessions and other sales per patron (1)	$4.72	$4.52
Total attendance (in thousands) (1)	15,457	13,578
Total operating revenues (in thousands)	$184,334	$158,924

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

Total operating revenues increased approximately 16.0% to $184.3 million for the three months ended March 31, 2015 compared to $158.9 million for the three months ended March 31, 2014, due to an increase in total attendance from 13.6 million in the first quarter of 2014 to 15.5 million in the first quarter of 2015, an increase in average admissions per patron from $7.19 in the first quarter of 2014 to $7.20 for the first quarter of 2015 and an increase in average concessions and other sales per patron from $4.52 in the first quarter of 2014 to $4.72 in the first quarter of 2015. Excluding the acquired Digiplex theatres, total operating revenues increased 7.9% to $171.5 million. The increase in total revenues, excluding the acquired Digiplex theatres, was due to an increase in total attendance from 13.6 million to 14.3 million and an increase in average concessions and other sales per patron from $4.52 to $4.77. Excluding the acquired Digiplex theatres, attendance and attendance per screen were up period over period primarily due to a more favorable movie slate during the first quarter of 2015. Average admission per patron for the first quarter of 2015 remained consistent with the first quarter of 2014 while average concessions and other sales per patron increased primarily due to concession promotions and increased prices.

Admissions revenue increased approximately 14.1% to $111.4 million for the three months ended March 31, 2015 from $97.6 million for the same period in 2014, due to an increase in total attendance from 13.6 million in the first quarter of 2014 to 15.5 million for the first quarter of 2015 and an increase in average admissions per patron from $7.19 in the first quarter of 2014 to $7.20 for the first quarter of 2015. Excluding admissions revenue of $8.3 million from the acquired Digiplex theatres, admissions revenue increased 5.6% to $103.1 million in 2015 from $97.6 million in 2014.

Concessions and other revenue increased approximately 18.9% to $73.0 million for the three months ended March 31, 2015 compared to $61.4 million for the same period in 2014 due to an increase in total attendance from 13.6 million for the three months ended March 31, 2014 to 15.5 million for the three months ended March 31, 2015 and an increase in average concessions and other sales per patron from $4.52 in the first quarter of 2014 to $4.72 in the first quarter of 2015. Excluding concessions and other revenues from the acquired Digiplex theatres, concessions and other revenues increased 11.5% to $68.4 million in 2015 from $61.4 million in 2014.

We operated 272 theatres with 2,894 screens at March 31, 2015 compared to 252 theatres with 2,660 screens at March 31, 2014.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended
	March 31,
($’s in thousands)	2015	2014	% Change
Film exhibition costs	$61,683	$52,889	17
Concession costs	$8,022	$7,119	13
Salaries and benefits	$23,713	$21,534	10
Theatre occupancy costs	$23,434	$20,361	15
Other theatre operating costs	$32,029	$29,382	9
General and administrative expenses	$10,027	$7,498	34
Depreciation and amortization	$13,087	$11,771	11
Gain on sale of property and equipment	$(1,031)	$(67)	n/m
Impairment of long-lived assets	$1,390	$358	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended March 31, 2015 increased to $61.7 million as compared to $52.9 million for the three months ended March 31, 2014 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 55.4% and 54.2% for the three months ended March 31, 2015 and 2014, respectively. Excluding the acquired Digiplex theatres, film exhibition costs for the three months ended March 31, 2015 increased to $57.4 million as compared to $52.9 million for the three months ended March 31, 2014 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Digiplex theatres, film exhibition costs were 55.7% for the three months ended March 31, 2015 as compared to 54.2% for the three months ended March 31, 2014.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended March 31, 2015 increased to $8.0 million compared to $7.1 million for the three months ended March 31, 2014 due to increased concession sales resulting from increased attendance during the three months ended March 31, 2015. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2015 were 11.0% as compared to 11.6% for the three months ended March 31, 2014. Excluding the acquired Digiplex theatres, concession costs for the three months ended March 31, 2015 increased to $7.6 million as compared to $7.1 million for the three months ended March 31, 2014. Excluding the acquired Digiplex theatres, as a percentage of concessions and other revenues, concessions costs were 11.1% for the three months ended March 31, 2015 as compared to 11.6% for the three months ended March 31, 2014. The decrease in concession costs as a percentage of concessions and other revenues for the three months ended March 31, 2015 was due primarily to a decrease in the cost of concession supplies and higher concession rebates.

Salaries and benefits. Salaries and benefits increased $2.2 million from $21.5 million for the three months ended March 31, 2014 to $23.7 million for the three months ended March 31, 2015. Excluding the acquired Digiplex theatres, salaries and benefits increased $0.4 million from $21.5 million for the three months ended March 31, 2014 to $21.9 million for the three months ended March 31, 2015 primarily due to increased staffing levels reflecting the increase in attendance.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended March 31, 2015 increased $3.0 million to $23.4 million as compared to $20.4 million for the three months ended March 31, 2014. Excluding the acquired Digiplex theatres, theatre occupancy costs increased $1.2 million to $21.6 million. The increase in theatre occupancy costs for the three months ended March 31, 2015 is due primarily to an increase in rent expense of $1.3 million associated with the opening of 6 theatres and 72 screens subsequent to the end of the first quarter of 2014, partially offset by theatre closures subsequent to the end of the first quarter of 2014.

Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2015 increased to $32.0 million as compared to $29.4 million for the three months ended March 31, 2014. Excluding the acquired Digiplex theatres, other theatre operating costs for the three months ended March 31, 2015 increased to $29.7 million as compared to $29.4 million for the three months ended March 31, 2014.

General and administrative expenses. General and administrative expenses increased to $10.0 million for the three months ended March 31, 2015 compared to $7.5 million for the three months ended March 31, 2014. The increase in general and administrative expenses during the three months ended March 31, 2015 was primarily the result of increases in professional fees of $0.6 million related primarily to acquisition activities and increases in salaries and benefits of $2.2 million related primarily to the acceleration of share-based compensation for certain retirement-eligible executives.

Depreciation and amortization. Depreciation and amortization expenses increased to $13.1 million for the three months ended March 31, 2015 as compared to $11.8 million for the three months ended March 31, 2014. The increase in depreciation and amortization expenses was primarily due to depreciation and amortization expenses associated with theatres acquired during 2014.

Net gain on sales of property and equipment. We recognized a gain on the sale of property and equipment of $1.0 million for the three months ended March 31, 2015 and a gain on the sale of property and equipment of $67 thousand for the three months ended March 31, 2014.

Impairment of long-lived assets. We recorded impairment charges of $1.4 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The impairment charges for the three months ended March 31, 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres. The impairment charges for the three months ended March 31, 2014 primarily resulted from the continued deterioration of previously impaired theatres.

Operating income. Operating income for the three months ended March 31, 2015 increased to $12.0 million from $8.1 million for the three months ended March 31, 2014. As a percentage of total operating revenues, operating income for the three months ended March 31, 2015 was 6.5% as compared to 5.1% for the three months ended March 31, 2014. This fluctuation is primarily a result of an increase in total attendance for the three months ended March 31, 2015, partially offset by an increase in fixed operating costs associated with the acquired Digiplex theatres and the factors described above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2015 and 2014 was $12.7 million and $13.1 million, respectively. Interest expense decreased for the three months ended March 31, 2015 primarily due to lower capital lease and financing obligations balances.

Income tax. During the three months ended March 31, 2015 and 2014, we recorded income tax expense of $268 thousand and an income tax benefit of $2.0 million, respectively, primarily as a result of our income or loss from continuing operations. At March 31, 2015 and December 31, 2014, our consolidated deferred tax assets were $107.9 million and $106.5 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three months ended March 31, 2015 was 40.7%. Our tax rate for the three months ended March 31, 2015 differs from the statutory tax rate primarily due to state income taxes and permanent tax items.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. We did not close any theatres prior to the adoption of ASU 2014-08 in April 2014 and therefore did not classify any closed theatres as discontinued operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $35.0 million as of March 31, 2015 compared to a working capital surplus of $35.2 million at December 31, 2014. The working capital surplus in 2015 and 2014 resulted from proceeds of $88.0 million received from our common stock offering in July 2013.

At March 31, 2015, we had available borrowing capacity of $25 million under our revolving Credit Facility and approximately $92.9 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $97.5 million in cash and cash equivalents at December 31, 2014. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $18.6 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $0.4 million for the three months ended March 31, 2014. Cash provided by operating activities was higher for the three months ended March 31, 2015 due primarily to increased operating revenues resulting from increased attendance, admissions revenue per patron and concessions and other revenues per patron as well as an increase in accounts payable during the three months ended March 31, 2015, during the same period. Net cash used in investing activities was $16.2 million for the three months ended March 31, 2015 compared to $7.1 million for the three months ended March 31, 2014. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment, partially offset by an increase in proceeds from the sale of property and equipment. Capital expenditures were $17.8 million and $7.5 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures for the 2015 period related to recently constructed build-to-suit theatres, the conversion of certain traditional theatres to our casual in-theatre dining concept and theatre renovations. Capital expenditures for the 2014 period related primarily to recently constructed build-to-suit theatres. Net cash used in financing activities was $7.0 million and $3.2 million for the three months ended March 31, 2015 and 2014, respectively. The net cash used in financing activities for the three months ended March 31, 2015 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and the payment of an earnout contingency related to a prior year acquisition. The net cash used in financing activities for the three months ended March 31, 2014 was primarily due to repayments of capital leases and financing obligations and purchases of treasury shares to satisfy tax obligations related to our incentive stock program.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed three theatres during the first three months of 2015 and estimate closing approximately six theatres for the full year 2015.

We plan to incur up to $60 million in capital expenditures for calendar year 2015. We plan to open up to six new build-to-suit theatres in 2015 and expect to include one large format digital screen in all new build-to-suit theatres. As of March 31, 2015, we have 28 Big D auditoriums, 16 IMAX auditoriums and two MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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

As of March 31, 2015, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

Forward-Looking Information

Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	our ability to achieve expected results from our strategic acquisitions;

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in the agreements governing our indebtedness;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors”.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 8—Commitments and Contingencies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

CARMIKE CINEMAS, INC.

Date: May 4, 2015	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2015	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)