Form 10-Q
period 2015-06-30
CARMIKE CINEMAS INC
filed 2015-07-27
CIK 799088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date.

Common Stock, par value $0.03 per share — 24,576,143 shares outstanding as of July 24, 2015.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$132,821	$97,537
Restricted cash	888	395
Accounts receivable	12,371	18,635
Inventories	4,195	3,733
Deferred income tax asset	4,691	4,691
Prepaid expenses and other current assets	18,551	18,131

Total current assets	173,517	143,122

Property and equipment:
Land	48,670	49,887
Buildings and building improvements	349,135	343,718
Leasehold improvements	194,609	187,433
Assets under capital leases	50,398	50,398
Equipment	290,238	281,736
Construction in progress	14,905	26,709

Total property and equipment	947,955	939,881
Accumulated depreciation and amortization	(458,732)	(438,378)

Property and equipment, net of accumulated depreciation	489,223	501,503

Goodwill	126,115	125,515
Intangible assets, net of accumulated amortization	2,762	3,007
Investments in unconsolidated affiliates (Note 11)	6,040	5,079
Deferred income tax asset	104,001	101,847
Other	14,345	13,544

Total assets	$916,003	$893,617

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$52,845	$42,181
Accrued expenses	32,969	32,563
Deferred revenue	20,374	23,513
Current maturities of capital leases and long-term financing obligations	9,337	9,667

Total current liabilities	115,525	107,924

Long-term liabilities:
Long-term debt	224,341	205,205
Capital leases and long-term financing obligations, less current maturities	225,714	230,203
Deferred revenue	30,091	30,669
Other	31,283	31,071

Total long-term liabilities	511,429	497,148

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 25,198,862 shares issued and 24,576,143 shares outstanding at June 30, 2015, and 24,935,103 shares issued and 24,420,032 shares outstanding at December 31, 2014	754	744
Treasury stock, 622,719 and 515,071 shares at cost at June 30, 2015 and December 31, 2014, respectively	(17,041)	(13,565)
Paid-in capital	498,611	493,587
Accumulated deficit	(193,275)	(192,221)

Total stockholders’ equity	289,049	288,545

Total liabilities and stockholders’ equity	$916,003	$893,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$134,986	$115,116	$246,342	$212,687
Concessions and other	84,113	67,871	157,091	129,223

Total operating revenues	219,099	182,987	403,433	341,910
Operating costs and expenses:
Film exhibition costs	79,288	64,434	140,971	117,323
Concession costs	9,728	7,977	17,750	15,096
Salaries and benefits	26,069	23,487	49,783	45,021
Theatre occupancy costs	23,899	20,954	47,334	41,315
Other theatre operating costs	33,082	28,545	65,111	57,927
General and administrative expenses	8,211	6,528	18,238	14,026
Depreciation and amortization	13,747	11,927	26,834	23,698
(Gain) loss on sale of property and equipment	(2,293)	395	(3,324)	328
Impairment of long-lived assets	481	—	1,870	358

Total operating costs and expenses	192,212	164,247	364,567	315,092

Operating income	26,887	18,740	38,866	26,818
Interest expense	12,639	13,000	25,308	26,116
Loss on extinguishment of debt	17,550	—	17,550	—

(Loss) income before income tax and income (loss) from unconsolidated affiliates	(3,302)	5,740	(3,992)	702
Income tax (benefit) expense	(1,281)	2,392	(1,014)	382
Income (loss) from unconsolidated affiliates (Note 11)	576	(126)	1,924	(210)

(Loss) income from continuing operations	(1,445)	3,222	(1,054)	110
Loss from discontinued operations (Note 7)	—	—	—	(52)

Net (loss) income	$(1,445)	$3,222	$(1,054)	$58

Weighted average shares outstanding:
Basic	24,464	22,872	24,393	22,847
Diluted	24,464	23,483	24,393	23,463

Net (loss) income per common share (Basic and Diluted):	$(0.06)	$0.14	$(0.04)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,054)	$58
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,834	23,699
Amortization of debt issuance costs	725	726
Impairment on long-lived assets	1,870	358
Loss on extinguishment of debt	17,550	—
Deferred income taxes	(1,183)	(734)
Stock-based compensation	3,858	1,593
(Income) loss from unconsolidated affiliates	(1,023)	1,105
Other	210	294
(Gain) loss on sale of property and equipment	(3,324)	328
Changes in operating assets and liabilities:
Accounts receivable and inventories	5,655	(2,046)
Prepaid expenses and other assets	87	(1,017)
Accounts payable	17,790	(2,276)
Accrued expenses and other liabilities	(1,003)	5,035
Earnout payments for acquisitions	(849)	—
Distributions from unconsolidated affiliates	261	273

Net cash provided by operating activities	66,404	27,396

Cash flows from investing activities:
Purchases of property and equipment	(27,058)	(21,582)
Funding of restricted cash	(493)	(56)
Investment in unconsolidated affiliates	(36)	(5)
Proceeds from sale of property and equipment	4,871	273

Net cash used in investing activities	(22,716)	(21,370)

Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	230,000	—
Repayments of long-term debt	(223,022)	—
Debt issuance costs	(7,338)	—
Repayments of capital lease and long-term financing obligations	(4,174)	(3,423)
Issuance of common stock	65	—
Proceeds from exercise of stock options	1,111	18
Purchase of treasury stock	(3,476)	(1,483)
Earnout payment for acquisitions	(1,570)	—

Net cash used in financing activities	(8,404)	(4,888)

Increase in cash and cash equivalents	35,284	1,138
Cash and cash equivalents at beginning of period	97,537	143,867

Cash and cash equivalents at end of period	$132,821	$145,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$25,905	$25,120
Income taxes	$595	$326

Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$2,154	$6,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2015 and 2014

(unaudited)

(in thousands except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of June 30, 2015 and December 31, 2014, the results of operations for the three and six month periods ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first six months of 2015.

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

Reclassifications

The Company adopted ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, during the three months ended June 30, 2015. ASU 2015-03 changes the presentation of debt issuance costs in financial statements as discussed further under Recent Accounting Pronouncements. As a result of adopting ASU 2015-03, the Company has reclassified debt issuance costs as of December 31, 2014 from other assets to a reduction of long-term debt on the consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for  those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance, but does not believe that it will have a significant impact on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company adopted this ASU during its second fiscal quarter of 2015 and has retrospectively presented debt issuance costs previously classified as an asset on its consolidated balance sheets.

In May 2015, the FASB issued ASU 2015-08, Business Combinations: Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115, which removed certain references to the SEC’s guidance on pushdown accounting from ASC 805-50 which had been superseded by Staff Accounting Bulletin No. 115. The amendments in ASU 2015-08 conform the FASB’s guidance on pushdown accounting with the SEC’s. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS

For the three and six months ended June 30, 2015, impairment charges aggregated to $481 and $1,870, respectively. The impairment charges for the three and six months ended June 30, 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres. The Company did not record impairment charges for the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company recorded impairment charges of $358. The impairment charges for the six months ended June 30, 2014 primarily resulted from the continued deterioration of previously impaired theatres.

The estimated aggregate fair value of the long-lived assets impaired during the three and six months ended June 30, 2015 was approximately $1,558 and $10,251, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10%) to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

NOTE 3—DEBT

The Company’s debt consisted of the following on the dates indicated:

	June 30, 2015	December 31, 2014
Senior secured notes	$230,000	$210,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(5,659)	(4,795)

Total debt	224,341	205,205
Current maturities	—	—

Total long-term debt	$224,341	$205,205

6.00% Senior Secured Notes

In June 2015, the Company issued $230,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $210,000 senior secured notes that were due in May 2019. The Company recorded a loss on extinguishment of debt of $17,550 during the three and six months ended June 30, 2015 for the write-off of unamortized debt issuance costs, including a prepayment penalty of $11,600 related to the termination of its existing senior secured notes. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year.

The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of $5,659 are recorded as a reduction to the associated long-term debt and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.

At any time prior to June 15, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 106.00% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest to, but excluding the redemption date; provided, however, that at least 60% of the aggregate principal amount of the Senior Secured Notes are outstanding immediately following the redemption. In addition, at any time prior to June 15, 2018, the Company may redeem all or a portion of the Senior Secured Notes by paying a “make-whole” premium calculated as described in the indenture governing the Senior Secured Notes (the “Indenture”). The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics of the underlying debt.

At any time on or after June 15, 2018, the Company may redeem all or a portion of the Senior Secured Notes at redemption prices calculated based on a percentage of the principal amount of the Senior Secured Notes being redeemed, plus accrued and unpaid interest, if any, to the redemption date, depending on the date on which the Senior Secured Notes are redeemed. These percentages range from between 100.00% and 104.50%.

Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the Senior Secured Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase.

Revolving Credit Facility

In June 2015, the Company also entered into a new $50,000 revolving credit facility (the “Credit Facility”) with an interest rate of LIBOR plus a margin of 2.75%, or Base Rate plus a margin of 1.75%, as the Company may elect. In addition, the Company is required to pay commitment fees on the unused portion of the Credit Facility at the rate of 0.50% per annum. The termination date of the Credit facility is June 17, 2020. The $50,000 revolving credit facility replaced the prior $25,000 revolving credit facility that was scheduled to mature in April 2016. Debt issuance costs and other transaction fees of approximately $1,700 related to the Credit Facility are included in other non-current assets and amortized over the life of the debt as interest expense.

The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at June 30, 2015.

The fair value of the Senior Secured Notes at June 30, 2015 and December 31, 2014 is estimated based on quoted market prices as follows:

	As of June 30, 2015	As of December 31, 2014
Carrying amount, net	$230,000	$210,000
Fair value	$234,600	$222,600

Debt Covenants

The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.

As of June 30, 2015, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $147,000.

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

The Credit Facility contains further limitations on the Company’s ability to incur additional indebtedness and liens. In addition, to the extent the Company incurs certain specified levels of additional indebtedness, further limitations under the Credit Facility will become applicable under covenants related to sales of assets, sale-leaseback transactions, investment transactions, and the payment of dividends and other restricted payments. If the Company draws on the Credit Facility, the Company will be required to maintain a first lien leverage ratio as defined (the “Leverage Ratio”) not more than 3.00 to 1.00. The Credit Facility also contains certain representations and warranties, other affirmative and negative covenants, and events of default customary for secured revolving credit facilities of this type.

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

As of June 30, 2015, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.

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

The effective tax rate from continuing operations for the three months ended June 30, 2015 and 2014 was 47.0% and 42.6%, respectively. The effective tax rate from continuing operations for the six months ended June 30, 2015 and 2014 was 49.0% and 77.6%, respectively. The Company’s tax rate for the three and six months ended June 30, 2015 differs from the statutory federal tax rate primarily due to state income taxes and permanent tax items.

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

At June 30, 2015 and December 31, 2014, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $108,692 and $106,538, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at June 30, 2015 and December 31, 2014, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.

As of June 30, 2015 and December 31, 2014, the amount of unrecognized tax benefits was $167, all of which would affect the Company’s annual effective tax rate, if recognized.

NOTE 5—EQUITY BASED COMPENSATION

In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of June 30, 2015, there were 1,115,695 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. For certain employees who have met retirement eligibility criteria as defined in the respective award agreements, compensation expense for restricted stock awards is recognized immediately. As of June 30, 2015, the Company also had 126,625 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of June 30, 2015, 31,036 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. For those employees who have met retirement eligibility criteria as defined in the 2014 Incentive Stock Plan, compensation expense for performance-based stock awards is recognized immediately once all conditions of the award have been satisfied. The Company has determined the achievement of the performance target for the unearned awards in the current year is probable.

The Company’s total stock-based compensation expense was approximately $1,177 and $796 for the three months ended June 30, 2015 and 2014, respectively, and $3,858 and $1,593 for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of June 30, 2015, the Company had approximately $4,091 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.2 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

No options were granted during the first six months of 2015 or 2014. The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	600,000	$8.65	5.08
Granted	—	—
Exercised	(50,000)	$8.38		1,026
Expired	—	—
Forfeited	—	—

Outstanding at June 30, 2015	550,000	$8.67	4.64	$9,828

Exercisable on June 30, 2015	550,000	$8.67	4.64	$9,828

Expected to vest June 30, 2015	—	$—	—	$—

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

The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	100,000	$25.95	2.28	$—
Exercised	(26,666)	25.95	—	76

Outstanding at June 30, 2015	73,334	$25.95	1.79	$43

Exercisable on June 30, 2015	40,000	$25.95	1.79	$24

Expected to vest June 30, 2015	—	$—	—	$—

Restricted Stock

The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	346,377	$19.15
Granted	182,492	$33.23
Vested	(277,066)	$21.23
Forfeited	—	$—

Nonvested at June 30, 2015	251,803	$27.07

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2015 and December 31, 2014, goodwill and intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of June 30, 2015
Intangible assets:
Lease related intangibles	$3,621	$(1,060)	$2,561
Non-compete agreements	30	(18)	12
Trade names	750	(561)	189

Total intangible assets	$4,401	$(1,639)	$2,762

As of December 31, 2014
Intangible assets:
Lease related intangibles	$3,621	$(825)	$2,796
Non-compete agreements	30	(16)	14
Trade names	750	(553)	197

Total intangible assets	$4,401	$(1,394)	$3,007

Amortization expense of intangible assets for fiscal years 2016 through 2020 and thereafter is estimated to be approximately $482, $473, $448, $447, $223 and $444, respectively.

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2015:

	December 31, 2014	Additions	Impairments	June 30, 2015
Goodwill, gross	$163,755	$600	$—	$164,355
Accumulated impairment losses	(38,240)	—	—	(38,240)

Total goodwill, net	$125,515	$600	$—	$126,115

During the three months ended March 31, 2015, the Company recorded an adjustment to increase goodwill by $0.6 million in connection with the finalization of the fixed asset valuations, net of the related deferred tax assets adjustments, associated with the Digiplex purchase price allocation. The Company also recorded a decrease to goodwill of $0.5 million during the three months ended March 31, 2015 related to deferred tax adjustments. During the three months ended June 30, 2015, the Company recorded adjustments to certain asset balances based on facts existing as of the acquisition date. As a result, the Company increased goodwill by approximately $0.5 million.

NOTE 7—DISCONTINUED OPERATIONS

Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three and six months ended June 30, 2015, the Company closed three and six theatres, respectively. The Company did not close any theatres during the three and six months ended June 30, 2014. The Company has not classified any closed theatres as discontinued operations subsequent to its adoption of ASU 2014-08 in 2014. All activity classified as discontinued operations during the six months ended June 30, 2014 pertains to theatres closed prior to fiscal year 2014. The results of operations, including gains and losses on disposal, and cash flows of theatres classified as discontinued operations have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in its operations.

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

The following table sets forth the summary of activity for discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Revenue from discontinued operations	$—	$—

Operating income before income taxes	$—	$—
Income tax expense from discontinued operations	—	—
Gain on disposal, before income taxes	—	—
Income tax expense on disposal	—	—

Loss from discontinued operations	$—	$—

	Six Months Ended June 30,
	2015	2014
Revenue from discontinued operations	$—	$1

Operating loss before income taxes	$—	$(86)
Income tax benefit from discontinued operations	—	34
Gain on disposal, before income taxes	—	—
Income tax expense on disposal	—	—

Loss from discontinued operations	$—	$(52)

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

NOTE 9—NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses for the three and six months ended June 30, 2015, all common stock equivalents aggregating 399 and 433, respectively, were excluded from the calculation of dilutive loss per share given their anti-dilutive effect. Common stock equivalents totaling 7 and 201 for the three and six months ended June 30, 2014 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of common stock compared to the price on the grant date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic earnings per share:
Net (loss) income	$(1,445)	$3,222	$(1,054)	$58
Denominator (shares in thousands):
Basic earnings per share:
Weighted average shares	24,531	23,021	24,498	23,046
Less: restricted stock issued	(67)	(149)	(105)	(199)

Denominator for basic earnings per share:	24,464	22,872	24,393	22,847
Effect of dilutive shares:
Stock options	—	332	—	326
Restricted stock awards	—	279	—	290

Dilutive potential common shares	—	611	—	616

Denominator for diluted earnings per share:
Adjusted weighted average shares	24,464	23,483	24,393	23,463

Basic and Diluted (loss) income per share attributable to Carmike stockholders	$(0.06)	$0.14	$(0.04)	$—

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

As of June 30, 2015, the Company held Class C and Class A membership units representing approximately 20% of the total issued and outstanding membership units of SV Holdco. As of June 30, 2015, the carrying value of the Company’s ownership interest in SV Holdco is $4,939 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of June 30, 2015.

The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of June 30, 2015 and December 31, 2014.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of $2,874 and $2,784 for the three months ended June 30, 2015 and 2014, respectively and approximately $5,401 and $5,563 for the six months ended June 30, 2015 and 2014, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $507 and $491 for the three months ended June 30, 2015 and 2014, respectively and $953 and $982 for the six months ended June 30, 2015 and 2014, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $2,395 and $2,383 at June 30, 2015 and December 31, 2014, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the six months ended June 30, 2015 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2015	$4,195
Equity income of SV Holdco	744

Balance at June 30, 2015	$4,939

Deferred revenue	SV Holdco
Balance at January 1, 2015	$31,827
Amortization of up-front payment	(473)
Amortization of Class C units	(106)

Balance at June 30, 2015	$31,248

NOTE 11—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 10—Screenvision Exhibition, Inc., and interests in other joint ventures.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of June 30, 2015
Assets:
Current assets	$49,907
Noncurrent assets	123,019

Total assets	$172,926

Liabilities:
Current liabilities	$37,442
Noncurrent liabilities	61,913

Total liabilities	$99,355

	Three Months Ended
	June 30, 2015	June 30, 2014
Results of operations:
Revenue	$39,912	$36,243
Operating income (loss)	$1,709	$(5,609)
Income (loss) from continuing operations	$83	$(3,592)
Net income (loss)	$83	$(3,592)

	Six Months Ended
	June 30, 2015	June 30, 2014
Results of operations:
Revenue	$63,525	$67,718
Operating loss	$(6,629)	$(13,429)
Income (loss) from continuing operations	$6,393	$(8,675)
Net income (loss)	$6,393	$(8,675)

A summary of activity in income from unconsolidated affiliates for the six months ended June 30, 2015 and 2014 is as follows:

	June 30,
Loss from unconsolidated affiliates	2015	2014
Income (loss) from unconsolidated affiliates	$1,061	$(1,192)
Elimination of intercompany revenue	953	982

Income (loss) from unconsolidated affiliates	$2,014	$(210)

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

The following table summarizes the preliminary purchase price for Digiplex.

Number of shares of Digiplex common stock outstanding at August 15, 2014	7,832
Exchange ratio	0.1765
Number of shares of Carmike common stock—as exchanged	1,382
Carmike common stock price on August 15, 2014	$34.20

Estimated fair value of 1.4 million common shares issued per merger agreement	$47,274
Cash settlement of Start Media joint venture	10,978
Cash settlement of shares held in escrow	181

Total preliminary estimated acquisition consideration	$58,433

The following table summarizes the preliminary purchase price allocation, which is subject to the final deferred income tax computations.

Digiplex
Total purchase price, net of cash received	$58,004

Accounts receivable	396
Other current assets	534
Property and equipment	25,126
Intangible assets	2,190
Other assets	521
Deferred tax assets	10,211
Accounts payable	(3,347)
Accrued expenses	(4,360)
Unfavorable lease obligations	(5,980)
Capital leases assumed	(850)
Assumption of Northlight term loan	(9,099)

Net assets acquired	15,342

Goodwill	$42,662

Management believes that the fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $42,662 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is not expected to be deductible for income tax purposes. During the three months ended March 31, 2015, the Company completed its valuation of the fixed assets acquired which resulted in a decrease to property and equipment and an increase to goodwill of $668. During the three months ended June 30, 2015, the Company recorded adjustments to certain asset balances based on facts existing as of the acquisition date. As a result, the Company increased goodwill by approximately $500. Identifiable intangible assets recognized of $2,190 represent favorable lease obligations and will be amortized to theatre occupancy costs over the respective lease term. The Company also recognized unfavorable lease obligations of $5,980. The weighted-average useful life of the favorable lease obligations, prior to the exercise of any extension or renewals associated with the underlying leases is 6.1 years.

The results of Digiplex’s operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net income of Digiplex included in the Company’s operating results for the three months ended June 30, 2015 were $15,583 and $1,605, respectively. Revenue and net income of Digiplex included in the Company’s operating results for the six months ended June 30, 2015 were $28,458 and $2,386, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are one of the largest motion picture exhibitors in the United States and as of June 30, 2015 we owned, operated or had an interest in 270 theatres with 2,881 screens located in 41 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.

As of June 30, 2015, all of our theatres are on a digital-based platform and 257 theatres with 1,079 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.

We generate revenue primarily from box office receipts and concession sales along with additional revenues from screen advertising sales, our in-theatre dining locations, our Hollywood Connection fun center, video games located in some of our theatres, and theatre rentals. Our revenue depends to a substantial degree on the availability of suitable motion pictures for screening in our theatres and the appeal of such motion pictures to patrons in our specific theatre markets. A disruption in the production of motion pictures, a lack of motion pictures, or the failure of motion pictures to attract the patrons in our theatre markets will likely adversely affect our business and results of operations.

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

We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. After completing our acquisition of Digital Cinema Destination Corp. (“Digiplex”) on August 15, 2014, which consisted of 21 theatres and 206 screens along with the subsequent acquisition of three theatres and 28 screens in the Digiplex acquisition pipeline, we have acquired over 50 theatres and 700 screens since 2012. In addition, we continue to pursue opportunities for organic growth through new theatre development. During the six months ended June 30, 2015, we opened 2 theatres and 22 screens. We anticipate opening up to six new build-to-suit theatres in 2015. We intend to include one large-format auditorium in each of our new build-to-suit theatres.

As of June 30, 2015, we operated 47 large-format auditoriums, including 29 Big D auditoriums, 16 IMAX auditoriums and two MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for ten additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of June 30, 2015, five of the ten IMAX theatre systems had been installed. In July 2015, we expanded our revenue sharing agreement with IMAX for three additional IMAX theatre systems to be installed in new construction projects and existing multiplexes.

During 2014, we began converting three theatres to our in-theatre dining concept. We completed the renovation of the third theatre during the three months ended June 30, 2015. These theatres feature a casual in-theatre dining and movie-going experience for the entire family. In addition to push-button service, these theatres allow patrons to enjoy a wide array of food and beverage options while enjoying a movie in our premium seats. We believe that a single theatre and dining destination provides our patrons with a more convenient and affordable entertainment experience which can lead to increased visits. We intend to convert additional theatres to in-theatre dining as well as construct new build-to-suit in-theatre dining complexes in future years.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and June 30, 2014

Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average theatres	271	253	272	252
Average screens	2,884	2,667	2,889	2,664
Average attendance per screen (1)	6,145	5,840	11,504	10,934
Average admission per patron (1)	$7.62	$7.39	$7.42	$7.30
Average concessions and other sales per patron (1)	$4.75	$4.36	$4.73	$4.43
Total attendance (in thousands) (1)	17,724	15,574	33,181	29,152
Total operating revenues (in thousands)	$219,099	$182,987	$403,433	$341,910

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.

According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for the three and six months ended June 30, 2015 were estimated to have increased by approximately 9.2% and 6.4%, respectively in comparison to the corresponding 2014 period. The industry-wide increase was primarily driven by the success of high profile films, such as Jurassic World, Avengers: Age of Ultron, Furious 7, American Sniper and Inside Out which all grossed over $200 million in domestic box office revenues.

Total operating revenues increased approximately 19.7% to $219.1 million for the three months ended June 30, 2015 compared to $183.0 million for the three months ended June 30, 2014, due to an increase in total attendance from 15.6 million in the second quarter of 2014 to 17.7 million in the second quarter of 2015, an increase in average admissions per patron from $7.39 in the second quarter of 2014 to $7.62 for the second quarter of 2015 and an increase in average concessions and other sales per patron from $4.36 in the second quarter of 2014 to $4.75 in the second quarter of 2015. Excluding the acquired Digiplex theatres, total operating revenues increased 11.2% to $203.5 million. The increase in total revenues, excluding the acquired Digiplex theatres, was due to an increase in total attendance from 15.6 million to 16.4 million, an increase in average admissions per patron from $7.39 to $7.61 and an increase in average concessions and other sales per patron from $4.36 to $4.78. Excluding the acquired Digiplex theatres, attendance and attendance per screen were up period over period primarily due to a more favorable movie slate during the second quarter of 2015. Average admission per patron for the second quarter of 2015 increased due to an increase in premium format viewings and average concessions and other sales per patron increased primarily due to concession promotions and increased prices.

Total operating revenues increased approximately 18.0% to $403.4 million for the six months ended June 30, 2015 compared to $341.9 million for the six months ended June 30, 2014, due to an increase in total attendance from 29.2 million for the 2014 period to 33.2 million for the 2015 period, an increase in average admissions per patron from $7.30 for the 2014 period to $7.42 for the 2015 period and an increase in average concessions and other sales per patron from $4.43 for the 2014 period to $4.73 for the 2015 period. Excluding the acquired Digiplex theatres, total operating revenues increased 9.7% to $375.0 million. The increase in total revenues, excluding the acquired Digiplex theatres, was due to an increase in total attendance from 29.2 million to 30.8 million, an increase in average admissions per patron from $7.30 to $7.41 and an increase in average concessions and other sales per patron from $4.43 to $4.78. Attendance and attendance per screen were up period over period due principally to a more favorable movie slate during the first six months of 2015. Average admissions per patron increased due to an increase in premium format viewings and concessions and other sales per patron increased primarily due to concession promotions and increased prices.

Admissions revenue increased approximately 17.3% to $135.0 million for the three months ended June 30, 2015 from $115.1 million for the same period in 2014, due to an increase in total attendance from 15.6 million in the second quarter of 2014 to 17.7 million for the second quarter of 2015 and an increase in average admissions per patron from $7.39 in the second quarter of 2014 to $7.62 for the second quarter of 2015. Excluding admissions revenue of $10.0 million from the acquired Digiplex theatres, admissions revenue increased 8.6% to $125.0 million in 2015 from $115.1 million in 2014.

Admissions revenue increased approximately 15.8% to $246.3 million for the six months ended June 30, 2015 from $212.7 million for the same period in 2014, due to an increase in total attendance from 29.2 million for the six months ended June 30, 2014 to 33.2 million for the six months ended June 30, 2015 and an increase in average admissions per patron from $7.30 for the 2014 period to $7.42 for the 2015 period. Excluding admissions revenue of $18.3 million from the acquired Digiplex theatres, admissions revenue increased 7.2% to $228.0 million in 2015 from $212.7 million in 2014.

Concessions and other revenue increased approximately 23.9% to $84.1 million for the three months ended June 30, 2015 compared to $67.9 million for the same period in 2014 due to an increase in total attendance from 15.6 million for the three months ended June 30, 2014 to 17.7 million for the three months ended June 30, 2015 and an increase in average concessions and other sales per patron from $4.36 in the second quarter of 2014 to $4.75 in the second quarter of 2015. Excluding concessions and other revenues from the acquired Digiplex theatres, concessions and other revenues increased 14.6% to $78.5 million in 2015 from $67.9 million in 2014.

Concessions and other revenue increased approximately 21.6% to $157.1 million for the six months ended June 30, 2015 compared to $129.2 million for the same period in 2014 due to an increase in total attendance from 29.2 million for the six months ended June 30, 2014 to 33.2 million for the six months ended June 30, 2015 and an increase in average concessions and other sales per patron from $4.43 for the 2014 period to $4.73 for the 2015 period. Excluding concessions and other revenues from the acquired Digiplex theatres, concessions and other revenues increased 13.7% to $146.9 million in the 2015 period from $129.2 million in the 2014 period.

We operated 270 theatres with 2,881 screens at June 30, 2015 compared to 253 theatres with 2,670 screens at June 30, 2014.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
($’s in thousands)	2015	2014	% Change	2015	2014	% Change
Film exhibition costs	$79,288	$64,434	23	$140,971	$117,323	20
Concession costs	$9,728	$7,977	22	$17,750	$15,096	18
Salaries and benefits	$26,069	$23,487	11	$49,783	$45,021	11
Theatre occupancy costs	$23,899	$20,954	14	$47,334	$41,315	15
Other theatre operating costs	$33,082	$28,545	16	$65,111	$57,927	12
General and administrative expenses	$8,211	$6,528	26	$18,238	$14,026	30
Depreciation and amortization	$13,747	$11,927	15	$26,834	$23,698	13
Gain (loss) on sale of property and equipment	$(2,293)	$395	n/m	$(3,324)	$328	n/m
Impairment of long-lived assets	$481	$—	n/m	$1,870	$358	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2015 increased to $79.3 million as compared to $64.4 million for the three months ended June 30, 2014 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 58.7% and 56.0% for the three months ended June 30, 2015 and 2014, respectively. Excluding the acquired Digiplex theatres, film exhibition costs for the three months ended June 30, 2015 increased to $73.6 million as compared to $64.4 million for the three months ended June 30, 2014 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Digiplex theatres, film exhibition costs were 58.9% for the three months ended June 30, 2015 as compared to 56.0% for the three months ended June 30, 2014. As a percentage of admissions revenue, film exhibition costs were higher for the three months ended June 30, 2015 due to a more favorable movie slate.

Film exhibition costs for the six months ended June 30, 2015 increased to $141.0 million as compared to $117.3 million for the six months ended June 30, 2014 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 57.2% and 55.2% for the six months ended June 30, 2015 and 2014, respectively. Excluding the acquired Digiplex theatres, film exhibition costs for the six months ended June 30, 2015 increased to $131.0 million as compared to $117.3 million for the six months ended June 30, 2014 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Digiplex theatres, film exhibition costs were 57.4% and 55.2% for the six months ended June 30, 2015 and 2014, respectively. As a percentage of admissions revenue, film exhibition costs were higher for the six months ended June 30, 2015 due to a more favorable movie slate.

Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended June 30, 2015 increased to $9.7 million compared to $8.0 million for the three months ended June 30, 2014 due to increased concession sales resulting from increased attendance during the three months ended June 30, 2015. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2015 were 11.6% as compared to 11.8% for the three months ended June 30, 2014. Excluding the acquired Digiplex theatres, concession costs for the three months ended June 30, 2015 increased to $9.2 million as compared to $8.0 million for the three months ended June 30, 2014. Excluding the acquired Digiplex theatres, as a percentage of concessions and other revenues, concessions costs were 11.7% for the three months ended June 30, 2015 as compared to 11.8% for the three months ended June 30, 2014.

Concession costs for the six months ended June 30, 2015 increased to $17.8 million compared to $15.1 million for the six months ended June 30, 2014 due to increased concessions sales resulting from increased attendance during the six months ended June 30, 2015. As a percentage of concessions and other revenues, concession costs for the six months ended June 30, 2015 were 11.3% as compared to 11.7% for the six months ended June 30, 2014. Excluding the acquired Digiplex theatres, concession costs for the six months ended June 30, 2015 increased to $16.7 million as compared to $15.1 million for the six months ended June 30, 2014. Excluding the acquired Digiplex theatres, as a percentage of concessions and other revenues, concessions costs were 11.4% for the six months ended June 30, 2015 as compared to 11.7% for the six months ended June 30, 2014. The decrease in concession costs as a percentage of concessions and other revenues was due primarily to a decrease in the cost of concession supplies and higher concession rebates.

Salaries and benefits. Salaries and benefits increased $2.6 million from $23.5 million for the three months ended June 30, 2014 to $26.1 million for the three months ended June 30, 2015. Excluding the acquired Digiplex theatres, salaries and benefits increased $0.6 million from $23.5 million for the three months ended June 30, 2014 to $24.1 million for the three months ended June 30, 2015 primarily due to increased staffing levels reflecting the increase in attendance. Salaries and benefits increased $4.7 million from $45.0 million for the six months ended June 30, 2014 to $49.8 million for the six months ended June 30, 2015. Excluding the acquired Digiplex theatres, salaries and benefits increased approximately $1.0 million to $46.0 million primarily due to increased staffing levels reflecting the increase in attendance.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended June 30, 2015 increased $2.9 million to $23.9 million as compared to $21.0 million for the three months ended June 30, 2014. Excluding the acquired Digiplex theatres, theatre occupancy costs increased $1.1 million to $22.1 million. The increase in theatre occupancy costs for the three months ended June 30, 2015 is due primarily to an increase in rent expense of $1.1 million associated with the opening of 5 theatres and 61 screens subsequent to the end of the second quarter of 2014, partially offset by theatre closures subsequent to the end of the second quarter of 2014.

Theatre occupancy costs for the six months ended June 30, 2015 increased $6.0 million to $47.3 million as compared to $41.3 million for the six months ended June 30, 2014. Excluding the acquired Digiplex theatres, theatre occupancy costs increased $2.5 million to $43.8 million. The increase in rent expense for the six months ended June 30, 2015 is due primarily to 1) an increase in rent expense of $2.5 million associated with the opening of 5 theatres and 61 screens subsequent to the end of the second quarter of 2014, partially offset by the closure of 12 theatres and 80 screens since the end of the second quarter of 2014.

Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2015 increased to $33.1 million as compared to $28.5 million for the three months ended June 30, 2014. Excluding the acquired Digiplex theatres, other theatre operating costs for the three months ended June 30, 2015 increased to $30.7 million as compared to $28.5 million for the three months ended June 30, 2014. The increase in other theatre operating costs for the three months ended June 30, 2015 is primarily due to increases in premium format service charges of $0.7 million, repairs and maintenance expense of $0.4 million and other theatre operating expenses.

Other theatre operating costs for the six months ended June 30, 2015 increased to $65.1 million as compared to $57.9 million for the six months ended June 30, 2014. Excluding the acquired Digiplex theatres, other theatre operating costs for the six months ended June 30, 2015 increased to $60.4 million as compared to $57.9 million for the six months ended June 30, 2014. The increase in our other theatre operating costs was primarily due to increases in premium format service charges of $0.7 million, repairs and maintenance expense of $0.6 million and communication expense of $0.5 million related to upgrades in our telecommunication system.

General and administrative expenses. General and administrative expenses increased to $8.2 million for the three months ended June 30, 2015 compared to $6.5 million for the three months ended June 30, 2014. The increase in general and administrative expenses during the three months ended June 30, 2015 was primarily the result of increases in salaries and benefits of $0.9 million related primarily to the acceleration of share-based compensation for certain retirement-eligible executives and the expansion of our alternative programming department following the Digiplex acquisition. General and administrative expenses increased to $18.2 million for the six months ended June 30, 2015 compared to $14.0 million for the six months ended June 30, 2014. The increase in general and administrative expenses during the six months ended June 30, 2015 was related primarily to the acceleration of share-based compensation for certain retirement-eligible executives and the expansion of our alternative programming department following the Digiplex acquisition.

Depreciation and amortization. Depreciation and amortization expenses increased to $13.7 million for the three months ended June 30, 2015 as compared to $11.9 million for the three months ended June 30, 2014. Depreciation and amortization expenses increased to $26.8 million for the six months ended June 30, 2015 as compared to $23.7 million for the six months ended June 30, 2014. The increase in depreciation and amortization expenses for the three and six months ended June 30, 2015 was primarily due to depreciation and amortization expenses associated with theatres acquired during 2014.

Net gain on sales of property and equipment. We recognized a gain on the sale of property and equipment of $2.3 million for the three months ended June 30, 2015 and a loss on the sale of property and equipment of $0.4 million for the three months ended June 30, 2014. We recognized a gain on the sale of property and equipment of $3.3 million for the six months ended June 30, 2015 and a loss on the sale of property and equipment of $0.3 million for the six months ended June 30, 2014.

Impairment of long-lived assets. We recorded impairment charges of $0.5 million for the three months ended June 30, 2015. We did not record any impairment charges for the three months ended June 30, 2014. We recorded impairment charges of $1.9 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. The impairment charges for the three and six months ended June 30, 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres. The impairment charges for the six months ended June 30, 2014 primarily resulted from the continued deterioration of previously impaired theatres.

Operating income. Operating income for the three months ended June 30, 2015 increased to $26.9 million from $18.7 million for the three months ended June 30, 2014. As a percentage of total operating revenues, operating income for the three months ended June 30, 2015 was 12.3% as compared to 10.2% for the three months ended June 30, 2014. Operating income for the six months ended June 30, 2015 increased to $38.9 million from $26.8 million for the six months ended June 30, 2014. As a percentage of total operating revenues, operating income for the six months ended June 30, 2015 was 9.6% as compared to 7.8% for the six months ended June 30, 2014. The increase in operating income for the three and six months ended June 30, 2015 is primarily a result of an increase in total attendance, partially offset by an increase in fixed operating costs associated with the acquired Digiplex theatres and the factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2015 and 2014 was $12.6 million and $13.0 million, respectively. Interest expense, net for the six months ended June 30, 2015 and 2014 was $25.3 million and $26.1 million, respectively. Interest expense decreased for the three and six months ended June 30, 2015 primarily due to a reduction in capital lease and financing obligation balances.

Income tax. During the three months ended June 30, 2015 and 2014, we recorded an income tax benefit of $1.3 million and income tax expense of $2.4 million, respectively, primarily as a result of our income or loss from continuing operations. During the six months ended June 30, 2015 and 2014, we recorded an income tax benefit of $1.0 million and income tax expense of $0.4 million, respectively, primarily as a result of our income or loss from continuing operations. At June 30, 2015 and December 31, 2014, our consolidated deferred tax assets were $108.7 million and $106.5 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.

The effective tax rate from continuing operations for the three and six months ended June 30, 2015 was 47.0% and 49.0%, respectively. Our tax rate for the three and six months ended June 30, 2015 differs from the statutory tax rate primarily due to state income taxes and permanent tax items.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. We did not close any theatres prior to the adoption of ASU 2014-08 in April 2014 and therefore did not classify any closed theatres as discontinued operations.

Liquidity and Capital Resources

General

We typically maintain current liabilities in excess of our current assets which results in a working capital deficit. We are able to operate with a substantial working capital deficit because our operating revenues are primarily received on a cash basis. Rather than maintain significant cash balances that would result from this pattern of operating cash flows, we utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $58.6 million as of June 30, 2015 compared to a working capital surplus of $35.2 million at December 31, 2014. The working capital surplus in 2015 and 2014 resulted from proceeds of $88.0 million received from our common stock offering in July 2013.

At June 30, 2015, we had available borrowing capacity of $50 million under our revolving Credit Facility and approximately $132.8 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $97.5 million in cash and cash equivalents at December 31, 2014. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”

Net cash provided by operating activities was $66.4 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $27.4 million for the six months ended June 30, 2014. Cash provided by operating activities was higher for the six months ended June 30, 2015 due primarily to increased operating revenues resulting from increased attendance, admissions revenue per patron and concessions and other revenues per patron as well as an increase in accounts payable during the six months ended June 30, 2015, during the same period. Net cash used in investing activities was $22.7 million for the six months ended June 30, 2015 compared to $21.4 million for the six months ended June 30, 2014. The increase in our net cash used in investing activities is primarily due to an increase in cash used for the purchases of property and equipment, partially offset by an increase in proceeds from the sale of property and equipment. Capital expenditures were $27.1 million and $21.6 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures for the 2015 period related to recently constructed build-to-suit theatres, the conversion of certain traditional theatres to our casual in-theatre dining concept and theatre renovations. Capital expenditures for the 2014 period related primarily to recently constructed build-to-suit theatres. Net cash used in financing activities was $8.4 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively. The net cash used in financing activities for the six months ended June 30, 2015 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and the payment of an earnout contingency related to a prior year acquisition. The net cash used in financing activities for the six months ended June 30, 2014 was primarily due to repayments of capital leases and financing obligations.

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

We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed six theatres during the first six months of 2015 and estimate closing approximately nine theatres for the full year 2015.

We plan to incur up to $60 million in capital expenditures for calendar year 2015. We plan to open up to six new build-to-suit theatres in 2015 and expect to include one large format digital screen in all new build-to-suit theatres. As of June 30, 2015, we have 29 Big D auditoriums, 16 IMAX auditoriums and two MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

6.00% Senior Secured Notes

On June 17, 2015, we issued $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay our $210.0 million senior secured notes that were due in May 2019. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of $5.7 million are recorded as a reduction to the associated long-term debt and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.

At any time prior to June 15, 2018, we may redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 106.00% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest to, but excluding the redemption date; provided, however, that at least 60% of the aggregate principal amount of the Senior Secured Notes are outstanding immediately following the redemption. In addition, at any time prior to June 15, 2018, we may redeem all or a portion of the Senior Secured Notes by paying a “make-whole” premium calculated as described in the indenture governing the Senior Secured Notes (the “Indenture”).

At any time on or after June 15, 2018, we may redeem all or a portion of the Senior Secured Notes at redemption prices calculated based on a percentage of the principal amount of the Senior Secured Notes being redeemed, plus accrued and unpaid interest, if any, to the redemption date, depending on the date on which the Senior Secured Notes are redeemed. These percentages range from between 100.00% and 104.50%.

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

New Revolving Credit Facility

On June 17, 2015, we entered into a revolving credit facility (the “Credit Facility”) by and among us, as borrower, the banks and other financial institutions or entities from time to time parties to the credit agreement governing the Credit Facility (the “Credit Agreement”), as lenders, and JP Morgan Securities LLC, Macquarie Capital (USA) Inc. and RBC Capital Markets as Joint Lead Arrangers and Joint Bookrunners as lenders under the Credit Facility as initially in effect. Debt issuance costs and other transaction fees of approximately $1.7 million related to the Credit Facility are included in other non-current assets and amortized over the life of the debt as interest expense.

The Credit Facility provides a $50.0 million senior secured revolving credit facility having a five year term, and includes a sub-facility for the issuance of letters of credit totaling up to $10.0 million. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of us and our guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of our and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the us, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150.0 million in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by our existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred.

The interest rate for borrowings under the Credit Facility is LIBOR plus a margin of 2.75%, or Base Rate (as defined in the Credit Facility) plus a margin of 1.75%, as we may elect. In addition, we will be required to pay commitment fees on the unused portion of the Credit Facility at the rate of 0.50% per annum. The termination date of the Credit facility is June 17, 2020.

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

These limitations are similar to the corresponding limitations applicable under the terms of the Indenture, except that the Credit Facility contains further limitations on our ability to incur additional indebtedness and liens. In addition, to the extent we incur certain specified levels of additional indebtedness, further limitations under the Credit Facility will become applicable under covenants related to sales of assets, sale-leaseback transactions, investment transactions, and the payment of dividends and other restricted payments. In addition, if we draw on the Credit Facility, we will be required to maintain a first lien leverage ratio as defined (the “Leverage Ratio”) not more than 3.00 to 1.00. The Credit Facility also contains certain representations and warranties, other affirmative and negative covenants, and events of default customary for secured revolving credit facilities of this type.

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

As of June 30, 2015, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.

We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the issuance of the Senior Secured Notes. The following table reflects our contractual obligations (in thousands) as of June 30, 2015:

	Less than one year	1-3 years	3-5 years	More than 5 years	Total
6.00% Notes[1]	$—	$—	$—	$230.0	$230.0
Interest payments[2]	13.8	27.6	27.6	42.0	111.0
Financing obligations	33.6	69.9	83.0	229.1	415.6
Capital lease obligations	6.3	12.8	10.2	13.4	42.7
Operating leases	80.0	135.0	133.8	461.4	810.2
Christie contract	0.2	—	—	—	0.2
FIN 48 liabilities[3]	—	—	—	—	—
Employment agreement with Chief Executive Officer	0.8	0.4	—	—	1.2

Total contractual cash obligations	$134.7	$245.7	$254.6	$975.9	$1,610.9

(1)	Includes only principal payments on the Senior Secured Notes.
(2)	The contractual obligations table includes scheduled interest payments on our 6.00% Notes. The table does not include any scheduled interest payments on our variable rate revolving Credit Facility. As of June 30, 2015, no amounts were drawn under our revolving Credit Facility. The interest rate for borrowing under our revolving credit facility is the London interbank offered rate (“LIBOR”) plus a margin of 2.75%, or Base Rate (as defined in the revolving credit facility) plus a margin of 1.75%, as we may elect.
(3)	The contractual obligations table excludes the long-term portion of our FIN 48 liabilities of $0.2 million associated with unrecognized federal tax benefits because the timing of the related payments was not reasonably estimable as of June 30, 2015.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Listing of exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Amendment to Form 8-A filed January 31, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to amended and Restated Certificate of Incorporation of Carmike Cinemas, Inc, (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed May 21, 2010 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

4.1	Indenture for the 6.00% Senior Secured Notes due 2023, dated June 17, 2015, among Carmike Cinemas, Inc. and JP Morgan (filed as Exhibit 4.2 to Carmike’s Current Report on Form 8-K filed on June 23, 2015).

4.2	Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.1).

10.1	Credit Agreement, dated June 17, 2015, by and among Carmike Cinemas, Inc., as Borrower, the several lenders from time to time parties to the Credit Agreement, JP Morgan Chase Bank, National Association, as Administrative Agent and Syndication Agent, and JP Morgan Securities LLC, Macquarie Capital (USA) Inc. and RBC Capital Markets as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on June 23, 2015).

10.2	Second Lien Collateral Agreement, dated June 17, 2015, among Carmike Cinemas, Inc. and certain of its Subsidiaries, Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed on June 23, 2015).

10.3	Collateral Trust Agreement, dated June 17, 2015, between Carmike Cinemas, Inc. the Guarantors from time to time party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent under the Credit Agreement and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Trustee (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed on June 23, 2015).

10.4	First Lien Guarantee and Collateral Agreement between Carmike Cinemas, Inc. and certain of its Subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed on June 23, 2015).

11	Computation of per share earnings (provided in Note 9 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income Per Share”).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as detailed text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMIKE CINEMAS, INC.

Date: July 27, 2015	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 27, 2015	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)