Form 10-Q
period 2015-09-30
CARMIKE CINEMAS INC
filed 2015-11-09
CIK 799088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common Stock, par value $0.03 per share — 24,577,932 shares outstanding as of October 23, 2015.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$120,384	$97,537
Restricted cash	149	395
Accounts receivable	9,909	18,635
Inventories	3,686	3,733
Deferred income tax asset	4,691	4,691
Prepaid expenses and other current assets	20,366	18,131
Total current assets	159,185	143,122
Property and equipment:
Land	45,265	49,887
Buildings and building improvements	346,839	343,718
Leasehold improvements	199,967	187,433
Assets under capital leases	50,929	50,398
Equipment	292,195	281,736
Construction in progress	8,823	26,709
Total property and equipment	944,018	939,881
Accumulated depreciation and amortization	(467,369)	(438,378)
Property and equipment, net of accumulated depreciation	476,649	501,503
Goodwill	126,601	125,515
Intangible assets, net of accumulated amortization	2,640	3,007
Investments in unconsolidated affiliates (Note 11)	6,471	5,079
Deferred income tax asset	103,347	101,847
Other	14,367	13,544
Total assets	$889,260	$893,617
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34,968	$42,181
Accrued expenses	33,751	32,563
Deferred revenue	18,744	23,513
Current maturities of capital leases and long-term financing obligations	9,576	9,667
Total current liabilities	97,039	107,924
Long-term liabilities:
Long-term debt	223,206	205,205
Capital leases and long-term financing obligations, less current maturities	223,899	230,203
Deferred revenue	29,801	30,669
Other	31,289	31,071
Total long-term liabilities	508,195	497,148
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 25,200,651 shares issued and 24,577,932 shares outstanding at September 30, 2015, and 24,935,103 shares issued and 24,420,032 shares outstanding at December 31, 2014	754	744
Treasury stock, 622,719 and 515,071 shares at cost at September 30, 2015 and December 31, 2014, respectively	(17,041)	(13,565)
Paid-in capital	499,845	493,587
Accumulated deficit	(199,532)	(192,221)
Total stockholders’ equity	284,026	288,545
Total liabilities and stockholders’ equity	$889,260	$893,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$110,633	$100,173	$356,975	$312,860
Concessions and other	69,608	62,459	226,699	191,682
Total operating revenues	180,241	162,632	583,674	504,542
Operating costs and expenses:
Film exhibition costs	61,376	54,698	202,348	172,021
Concession costs	8,938	7,318	26,688	22,414
Salaries and benefits	25,722	22,947	75,505	67,968
Theatre occupancy costs	24,019	21,782	71,353	63,097
Other theatre operating costs	34,620	31,357	99,730	89,285
General and administrative expenses	6,963	8,413	25,201	22,439
Depreciation and amortization	14,455	12,206	41,289	35,903
(Gain) loss on sale of property and equipment	(41)	292	(3,365)	620
Impairment of long-lived assets	1,388	1,198	3,258	1,556
Total operating costs and expenses	177,440	160,211	542,007	475,303
Operating income	2,801	2,421	41,667	29,239
Interest expense	12,309	12,846	37,617	38,962
Loss on extinguishment of debt	—	—	17,550	—
Loss before income tax and income from unconsolidated affiliates	(9,508)	(10,425)	(13,500)	(9,723)
Income tax benefit	(2,212)	(2,912)	(3,226)	(2,530)
Income from unconsolidated affiliates (Note 11)	1,039	756	2,963	546
Loss from continuing operations	(6,257)	(6,757)	(7,311)	(6,647)
Loss from discontinued operations (Note 7)	—	—	—	(52)
Net loss	$(6,257)	$(6,757)	$(7,311)	$(6,699)
Weighted average shares outstanding:
Basic and Diluted	24,510	23,596	24,394	23,099

Net loss per common share (Basic and Diluted)	$(0.26)	$(0.29)	$(0.30)	$(0.29)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,311)	$(6,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,289	35,904
Amortization of debt issuance costs	1,042	1,087
Impairment on long-lived assets	3,258	1,556
Loss on extinguishment of debt	17,550	—
Deferred income taxes	(1,015)	1,955
Stock-based compensation	5,057	2,419
(Income) loss from unconsolidated affiliates	(1,644)	794
Other	398	432
(Gain) loss on sale of property and equipment	(3,365)	620
Changes in operating assets and liabilities:
Accounts receivable and inventories	8,620	(3,500)
Prepaid expenses and other assets	(1,542)	(4,202)
Accounts payable	(1,974)	(18,278)
Accrued expenses and other liabilities	(2,116)	6,019
Earnout payments for acquisitions	(849)	—
Distributions from unconsolidated affiliates	409	445
Net cash provided by operating activities	57,807	18,552
Cash flows from investing activities:
Purchases of property and equipment	(33,865)	(35,476)
Acquired cash in Digiplex acquisition	—	429
Release (funding) of restricted cash	246	(99)
Investment in unconsolidated affiliates	(52)	(109)
Theatre acquisitions, net of cash acquired	—	(16,575)
Proceeds from sale of property and equipment	10,947	1,408
Net cash used in investing activities	(22,724)	(50,422)
Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	230,000	—
Repayments of long-term debt	(223,022)	(9,099)
Debt issuance costs	(8,955)	—
Repayments of capital lease and long-term financing obligations	(6,424)	(5,217)
Issuance of common stock	100	23
Proceeds from exercise of stock options	1,111	18
Purchase of treasury stock	(3,476)	(1,483)
Earnout payment for acquisitions	(1,570)	—
Net cash used in financing activities	(12,236)	(15,758)
Increase (decrease) in cash and cash equivalents	22,847	(47,628)
Cash and cash equivalents at beginning of period	97,537	143,867
Cash and cash equivalents at end of period	$120,384	$96,239
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,246	$33,571
Income taxes	$697	$497
Non-cash investing and financing activities:
Net assets received for shares issued	$—	$47,457
Liabilities assumed in theatre acquisitions	$—	$9,996
Non-cash purchases of property and equipment	$4,056	$6,013
Assets acquired through capital lease obligations	$531	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2015 and 2014
(unaudited)
(in thousands except share and per share data)
NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of September 30, 2015 and December 31, 2014, the results of operations for the three and nine month periods ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first nine months of 2015.
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
Discontinued Operations
Prior to the Company’s adoption of Accounting Standards Update 2014-08 (“ASU 2014-08”), theatres in which the Company no longer had continuing involvement in the theatre operations and the cash flows had been eliminated were reported as discontinued operations when the Company no longer had operations in a given market. The results of operations for theatres that have been disposed of or classified as held for sale in prior periods have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s condensed consolidated statements of operations. See Note 7-Discontinued Operations.
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
The fair value of the Senior Secured Notes and Credit Facility described in Note 3-Debt is estimated based on quoted market prices at the date of measurement.
See Note 12-Theatre Acquisitions for fair value of assets acquired.
Comprehensive Income
The Company has no other comprehensive income items.
Reclassifications
The Company adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, during the three months ended June 30, 2015. ASU 2015-03 changes the presentation of debt issuance costs in financial statements as discussed further under Recent Accounting Pronouncements. As a result of adopting ASU 2015-03, the Company has reclassified debt issuance costs as of December 31, 2014 from other assets to a reduction of long-term debt on the consolidated balance sheets.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential impact of adopting this guidance, but does not believe that it will have a significant impact on its consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3)the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company adopted this ASU during its second fiscal quarter of 2015 and has retrospectively presented debt issuance costs, other than those costs associated with its revolving credit facility, previously classified as an asset on its consolidated balance sheets.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value. Current guidance requires inventory to be measured at the lower of cost or market. The ASU does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. This ASU is effective for annual periods, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify the Securities and Exchange Commission's ("SEC") position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 allows for an entity to present debt issuance costs incurred before a debt liability is recognized or associated with a revolving-debt agreement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 will not impact the Company's consolidated financial statements as the Company currently presents debt issuance costs related to its line-of-credit agreement in accordance with this guidance.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments made to provisional amounts recognized in a business combination be recognized in the reporting period in which the adjustments are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company has adopted ASU 2015-16 during the three months ended September 30, 2015. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.
NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS
For the three months ended September 30, 2015 and 2014, impairment charges aggregated $1,388 and $1,198, respectively. The impairment charges for the three months ended September 30, 2015 and 2014 were primarily the result of deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. For the nine months ended September 30, 2015 and 2014, impairment charges aggregated to $3,258 and $1,556, respectively. The impairment charges for the nine months ended September 30, 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres. The impairment charges for the nine months ended September 30, 2014 primarily resulted from deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres.
The estimated aggregate fair value of the long-lived assets impaired during the three and nine months ended September 30, 2015 was approximately $2,985 and $12,315, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10)% to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.
NOTE 3—DEBT
The Company’s debt consisted of the following on the dates indicated:

	September 30, 2015	December 31, 2014
Senior secured notes	$230,000	$210,000
Revolving credit facility	—	—
Original issue discount	(6,794)	(4,795)
Total debt	223,206	205,205
Current maturities	—	—
Total long-term debt	$223,206	$205,205

6.00% Senior Secured Notes
In June 2015, the Company issued $230,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $210,000 senior secured notes that were due in May 2019. The Company recorded a loss on extinguishment of debt of $17,550 during the nine months ended September 30, 2015 for the write-off of unamortized debt issuance costs, including a prepayment penalty of $11,600 related to the termination of its existing senior secured notes. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year beginning December 15, 2015.
The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of $6,794 are recorded as a reduction to the associated long-term debt and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.

At any time prior to June 15, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 106% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest to, but excluding the redemption date; provided, however, that at least 60% of the aggregate principal amount of the Senior Secured Notes are outstanding immediately following the redemption. In addition, at any time prior to June 15, 2018, the Company may redeem all or a portion of the Senior Secured Notes by paying a “make-whole” premium calculated as described in the indenture governing the Senior Secured Notes (the “Indenture”). The Company has not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics of the underlying debt.
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
Revolving Credit Facility
In June 2015, the Company also entered into a new $50,000 revolving credit facility (the “Credit Facility”) with an interest rate of LIBOR plus a margin of 2.75%, or Base Rate plus a margin of 1.75%, as the Company may elect. In addition, the Company is required to pay commitment fees on the unused portion of the Credit Facility at the rate of 0.50% per annum. The termination date of the Credit Facility is June 17, 2020. The $50,000 revolving credit facility replaced the prior $25,000 revolving credit facility that was scheduled to mature in April 2016. Debt issuance costs and other transaction fees of approximately $1,900 related to the Credit Facility are included in other non-current assets and amortized over the life of the debt as interest expense.
The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at September 30, 2015.
The fair value of the Senior Secured Notes at September 30, 2015 and December 31, 2014 is estimated based on quoted market prices as follows:

	As of September 30,	As of December 31,
	2015	2014
Carrying amount, net	$230,000	$210,000
Fair value	$230,575	$222,600

Debt Covenants
The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.
As of September 30, 2015, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $148,000.
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
As of September 30, 2015, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.
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
When projected book income for the full year is close to breakeven, the annual effective tax rate becomes volatile and will distort the income tax provision for an interim period due to the nature and amount of the Company's permanent differences. When this happens, the Company calculates the interim tax provision or benefit using the year-to-date effective tax rate, or discrete method, as allowed by ASC 740-270-30-18, "Income Taxes-Interim Reporting." This method results in an income tax provision or benefit based solely on the year-to-date pretax income or loss as adjusted for permanent differences on a pro rata basis.
The effective tax rate from continuing operations for the three months ended September 30, 2015 and 2014 was 26.1% and 30.1%, respectively. The effective tax rate from continuing operations for the nine months ended September 30, 2015 and 2014 was 30.6% and 27.6%, respectively. The Company’s tax rate for the three and nine months ended September 30, 2015 differs from the statutory federal tax rate primarily due to state income taxes and permanent tax items. The Company's tax rate for the three and nine months ended September 30, 2014 differs from the statutory federal tax rate primarily due to certain merger and acquisition related expenses which are not deductible for income tax purposes, partially offset by state income taxes, changes in uncertain tax positions and the effect of its deferred tax asset due to a change in state tax rates.
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
At September 30, 2015 and December 31, 2014, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $108,038 and $106,538, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made. After reviewing all positive and negative evidence at September 30, 2015 and December 31, 2014, the Company determined that it was more likely than not that its deferred tax asset balance would be recovered from future taxable income. The Company’s determination not to record a valuation allowance involves significant estimates and judgments. If future results are significantly different from these estimates and judgments, the Company may be required to record a valuation allowance against its deferred tax assets.
As of September 30, 2015 and December 31, 2014, the amount of unrecognized tax benefits was $167, all of which would affect the Company’s annual effective tax rate, if recognized.

NOTE 5—EQUITY BASED COMPENSATION
In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of September 30, 2015, there were 1,115,695 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.
The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. For certain employees who have met retirement eligibility criteria as defined in the respective award agreements, compensation expense for restricted stock awards is recognized immediately. As of September 30, 2015, the Company also had 126,625 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of September 30, 2015, 31,036 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. For those employees who have met retirement eligibility criteria as defined in the 2014 Incentive Stock Plan, compensation expense for performance-based stock awards is recognized immediately once all conditions of the award have been satisfied. The Company has determined the achievement of the performance target for the unearned awards in the current year is probable.
The Company’s total stock-based compensation expense was approximately $1,198 and $826 for the three months ended September 30, 2015 and 2014, respectively and $5,057 and $2,419, respectively for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of September 30, 2015, the Company had approximately $2,893 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.2 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
No options were granted during the first nine months of 2015 or 2014. The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	600,000	$8.65	5.08
Granted	—	$—
Exercised	(50,000)	8.38		1,026
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2015	550,000	$8.67	4.38	$6,281
Exercisable on September 30, 2015	550,000	$8.67	4.38	$6,281
Expected to vest September 30, 2015	—	$—	—	$—
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
The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	100,000	$25.95	2.28	$—
Exercised	(26,666)	25.95	—	76
Outstanding at September 30, 2015	73,334	$25.95	1.54	$—
Exercisable on September 30, 2015	40,000	$25.95	1.54	$—
Expected to vest September 30, 2015	—	$—	—	$—
Restricted Stock
The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	346,377	$19.15
Granted	182,492	$33.23
Vested	(277,066)	$21.23
Forfeited	—	$—
Nonvested at September 30, 2015	251,803	$27.07
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
As of September 30, 2015 and December 31, 2014, goodwill and intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of September 30, 2015
Intangible assets:
Lease related intangibles	$3,598	$(1,153)	$2,445
Non-compete agreements	30	(20)	10
Trade names	750	(565)	185
Total intangible assets	$4,378	$(1,738)	$2,640
As of December 31, 2014
Intangible assets:
Lease related intangibles	$3,621	$(825)	$2,796
Non-compete agreements	30	(16)	14
Trade names	750	(553)	197
Total intangible assets	$4,401	$(1,394)	$3,007

Amortization expense of intangible assets for fiscal years 2016 through 2020 and thereafter is estimated to be approximately $482, $473, $448, $447, $223 and $444, respectively.
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2015:

	December 31, 2014	Additions	Impairments	September 30, 2015
Goodwill, gross	$163,755	$1,086	$—	$164,841
Accumulated impairment losses	(38,240)	—	—	(38,240)
Total goodwill, net	$125,515	$1,086	$—	$126,601

During the three months ended March 31, 2015, the Company recorded an adjustment to increase goodwill by $600 in connection with the finalization of the fixed asset valuations, net of the related deferred tax assets adjustments, associated with the Digiplex purchase price allocation. The Company also recorded a decrease to goodwill of $500 during the three months ended March 31, 2015 related to deferred tax adjustments. During the three months ended June 30, 2015, the Company recorded adjustments to certain asset balances based on facts existing as of the acquisition date, resulting, in an increase to goodwill by approximately $500. During the three months ended September 30, 2015, the Company recorded an adjustment to increase goodwill by $500 in connection with the finalization of deferred tax balances associated with the Digiplex purchase price allocation.
NOTE 7—DISCONTINUED OPERATIONS
Theatres are generally considered for closure due to an expiring lease, underperformance, or the opportunity to better deploy invested capital. During the three and nine months ended September 30, 2015, the Company closed one and seven theatres, respectively. The Company did not close any theatres during the three and nine months ended September 30, 2014. The Company has not classified any closed theatres as discontinued operations subsequent to its adoption of ASU 2014-08 in 2014. All activity classified as discontinued operations during the nine months ended September 30, 2014 pertains to theatres closed prior to fiscal year 2014. The results of operations, including gains and losses on disposal, and cash flows of theatres classified as discontinued operations have been eliminated from the Company’s continuing operations, and the Company will not have any continuing involvement in its operations.

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

The following table sets forth the summary of activity for discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Revenue from discontinued operations	$—	$—
Operating income before income taxes	$—	$—
Income tax expense from discontinued operations	—	—
Loss on disposal, before income taxes	—	—
Income tax benefit on disposal	—	—
Loss from discontinued operations	$—	$—

	Nine Months Ended September 30,
	2015	2014
Revenue from discontinued operations	$—	$1
Operating loss before income taxes	$—	$(86)
Income tax benefit from discontinued operations	—	34
Loss on disposal, before income taxes	—	—
Income tax benefit on disposal	—	—
Loss from discontinued operations	$—	$(52)
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

NOTE 9—NET LOSS PER SHARE
Basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. As a result of the Company’s net losses for the three and nine months ended September 30, 2015, all common stock equivalents aggregating 387,635 and 418,489, respectively, were excluded from the calculation of dilutive loss per share given their anti-dilutive effect. Common stock equivalents totaling 624,371 and 619,421 for the three and nine months ended September 30, 2014 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of common stock compared to the price on the grant date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic earnings per share:
Net loss	$(6,257)	$(6,757)	$(7,311)	$(6,699)
Denominator (shares in thousands):
Basic earnings per share:
Weighted average shares	24,577	23,740	24,499	23,243
Less: restricted stock issued	(67)	(144)	(105)	(144)
Denominator for basic earnings per share:	24,510	23,596	24,394	23,099
Effect of dilutive shares:
Stock options	—	—	—	—
Restricted stock awards	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	24,510	23,596	24,394	23,099
Basic and Diluted loss per share attributable to Carmike stockholders	$(0.26)	$(0.29)	$(0.30)	$(0.29)
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
As of September 30, 2015, the Company held Class C and Class A membership units representing approximately 20% of the total issued and outstanding membership units of SV Holdco. As of September 30, 2015, the carrying value of the Company’s ownership interest in SV Holdco is $5,430 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.

The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of September 30, 2015.
The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2)the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 15% of the total issued and outstanding membership units of SV Holdco as of September 30, 2015 and December 31, 2014.
For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,600 and $2,800 for the three months ended September 30, 2015 and 2014, respectively and approximately $8,000 and $8,300 for the nine months ended September 30, 2015 and 2014, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $459 and $488 for the three months ended September 30, 2015 and 2014, respectively and $1,412 and $1,469 for the nine months ended September 30, 2015 and 2014, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,626 and $3,085 at September 30, 2015 and December 31, 2014, respectively.

A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the nine months ended September 30, 2015 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2015	$4,195
Equity income of SV Holdco	1,235
Balance at September 30, 2015	$5,430

Deferred revenue	SV Holdco
Balance at January 1, 2015	$31,827
Amortization of up-front payment	(710)
Amortization of Class C units	(158)
Balance at September 30, 2015	$30,959

NOTE 11—INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 10—Screenvision Exhibition, Inc., and interests in other joint ventures.
Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of September 30,
2015
Assets:
Current assets	$50,692
Noncurrent assets	119,895

Total assets	$170,587

Liabilities:
Current liabilities	$32,823
Noncurrent liabilities	61,648

Total liabilities	$94,471

	Three Months Ended
	September 30, 2015	September 30, 2014
Results of operations:
Revenue	$41,252	$45,982
Operating (loss) income	$(3,505)	$2,786
Income from continuing operations	$2,694	$1,453
Net income	$2,694	$1,453

	Nine Months Ended
	September 30, 2015	September 30, 2014
Results of operations:
Revenue	$104,777	$113,700
Operating loss	$(10,134)	$(10,643)
Income (loss) from continuing operations	$9,087	$(7,222)
Net income (loss)	$9,087	$(7,222)

A summary of activity in income from unconsolidated affiliates for the nine months ended September 30, 2015 and 2014 is as follows:

	September 30,
Income from unconsolidated affiliates	2015	2014
Income (loss) from unconsolidated affiliates	$1,551	$(923)
Elimination of intercompany revenue	1,412	1,469
Income from unconsolidated affiliates	$2,963	$546
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
The following table summarizes the purchase price for Digiplex.

Number of shares of Digiplex common stock outstanding at August 15, 2014	7,832
Exchange ratio	0.1765
Number of shares of Carmike common stock—as exchanged	1,382
Carmike common stock price on August 15, 2014	$34.20

Estimated fair value of 1.4 million common shares issued per merger agreement	$47,274
Cash settlement of Start Media joint venture	10,978
Cash settlement of shares held in escrow	181

Total preliminary estimated acquisition consideration	$58,433

Digiplex
Total purchase price, net of cash received	$58,004

Accounts receivable	396
Other current assets	534
Property and equipment	25,126
Intangible assets	2,190
Other assets	521
Deferred tax assets	9,725
Accounts payable	(3,347)
Accrued expenses	(4,360)
Unfavorable lease obligations	(5,980)
Capital leases assumed	(850)
Assumption of Northlight term loan	(9,099)

Net assets acquired	14,856

Goodwill	$43,148

Management believes that the fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $43,148 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is not expected to be deductible for income tax purposes. During the three months ended March 31, 2015, the Company completed its valuation of the fixed assets acquired which resulted in a decrease to property and equipment and an increase to goodwill of $668. During the three months ended June 30, 2015, the Company recorded adjustments to certain asset balances based on facts existing as of the acquisition date. As a result, the Company increased goodwill by approximately $500. During the three months ended September 30, 2015, the Company completed its calculation of income taxes related to the Digiplex acquisition which resulted in a decrease to deferred income taxes and an increase to goodwill of $468. No amounts have been recorded in net loss for the three months ended September 30, 2015 that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company finalized the Digiplex purchase price allocation during the three months ended September 30, 2015.
Identifiable intangible assets recognized of $2,190 represent favorable lease obligations and will be amortized to depreciation and amortization expense over the respective lease term. The Company also recognized unfavorable lease obligations of $5,980. The weighted-average useful life of the favorable lease obligations, prior to the exercise of any extension or renewals associated with the underlying leases is 6.1 years.
The results of Digiplex’s operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net income of Digiplex included in the Company’s operating results for the three months ended September 30, 2015 were $13,235 and $746, respectively. Revenue and net income of Digiplex included in the Company’s operating results for the nine months ended September 30, 2015 were $41,695 and $2,747, respectively.
NOTE 13—SUBSEQUENT EVENTS

On October 6, 2015, the Company completed its acquisition of five theatres and 37 screens from Sundance Cinemas, LLC for $36,000 in cash, subject to customary working capital adjustments. The purchase is consistent with the Company's growth strategy. Acquisition costs related to professional fees incurred as a result of the acquisition were less than $300 during the three months ended September 30, 2015 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company
We are one of the largest motion picture exhibitors in the United States and as of September 30, 2015 we owned, operated or had an interest in 269 theatres with 2,872 screens located in 41 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.
As of September 30, 2015, all of our theatres are on a digital-based platform, and 257 theatres with 1,082 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.
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
Concessions costs fluctuate primarily with our concession revenues. We purchase substantially all of our non-beverage concession supplies from one supplier and substantially all of our beverage supplies from one supplier. We anticipate an increase in concession costs as a percentage of concessions and other revenue as we continue to expand our food and beverage selection and the number of in-theatre dining locations.
Theatre labor includes a fixed cost component that represents the minimum staffing needed to operate a theatre and a variable component that fluctuates in relation to revenues as theatre staffing is adjusted to address changes in attendance. Facility lease expense is primarily a fixed cost as most of our leases require a fixed monthly rent payment. Certain of our leases are subject to percentage rent clauses that require payments of amounts based on the level of revenue achieved at the theatre-level. Other occupancy costs are substantially fixed. Other theatre operating costs consist primarily of utilities, taxes and licenses, insurance, credit and debit card fees, supplies and other miscellaneous theatre costs.
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
We actively seek ways to grow our circuit through strategic acquisitions and have completed acquisitions in each fiscal year since 2011. Since 2011, we have acquired over 50 theatres and 750 screens. Recent acquisitions include Digital Cinema Destination Corp. (“Digiplex”) on August 15, 2014, which consisted of 21 theatres and 206 screens along with the subsequent acquisition of three theatres and 28 screens in the Digiplex acquisition pipeline and Sundance Cinemas LLC on October 6, 2015, which consisted of 5 theatres and 37 screens.
In addition, we continue to pursue opportunities for organic growth through new theatre development. During the nine months ended September 30, 2015, we opened 2 theatres and 22 screens. We anticipate opening up to six new build-to-suit theatres in 2015. We intend to include one large-format auditorium in each of our new build-to-suit theatres.
As of September 30, 2015, we operated 48 large-format auditoriums, including 30 Big D auditoriums, 16 IMAX auditoriums and two MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for ten additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. As of September 30, 2015, five of the ten IMAX theatre systems had been installed. In July 2015, we expanded our revenue sharing agreement with IMAX for three additional IMAX theatre systems to be installed in new construction projects and existing multiplexes.
During 2014, we began converting three theatres to our in-theatre dining concept. We completed the renovation of two theatres during our first fiscal quarter of 2015 and the third theatre during our second fiscal quarter of 2015. These theatres feature a casual in-theatre dining and movie-going experience for the entire family. In addition to push-button service, these theatres allow patrons to enjoy a wide array of food and beverage options while enjoying a movie in our premium seats. We believe that a single theatre and dining destination provides our patrons with a more convenient and affordable entertainment experience which can lead to increased visits. We intend to convert additional theatres to in-theatre dining as well as construct new build-to-suit in-theatre dining complexes in future years.
Two of our entertainment complexes include a Bogart’s Bar and Grill restaurant. In addition to these restaurants, we currently operate two Ovation Club auditoriums that feature a premier in-theatre dining experience. In certain locations, we offer an enhanced food and beverage menu, including the sale of alcoholic beverages. We anticipate expanding our in-theatre dining presence in future years as well as the number of theatres with expanded food and beverage menus. Revenues generated from the operation of these dining concepts were not significant to our consolidated statements of operations.
For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2015 and September 30, 2014
Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average theatres	269	269	271	257
Average screens	2,875	2,830	2,885	2,713
Average attendance per screen (1)	5,319	5,069	16,859	15,999
Average admission per patron (1)	$7.23	$6.98	$7.36	$7.19
Average concessions and other sales per patron (1)	$4.55	$4.35	$4.68	$4.41
Total attendance (in thousands) (1)	15,294	14,348	48,475	43,500
Total operating revenues (in thousands)	$180,241	$162,632	$583,674	$504,542

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations.
According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for the three and nine months ended September 30, 2015 were estimated to have increased by approximately 5.8% and 6.2%, respectively in comparison to the corresponding 2014 period. The industry-wide increase was primarily driven by the success of high profile films, such as Jurassic World, Avengers: Age of Ultron, Furious 7, American Sniper, Minions and Inside Out which all grossed over $300 million in domestic box office revenues.
Total operating revenues increased approximately 10.8% to $180.2 million for the three months ended September 30, 2015 compared to $162.6 million for the three months ended September 30, 2014, due to an increase in total attendance from 14.3 million in the third quarter of 2014 to 15.3 million in the third quarter of 2015, an increase in average admissions per patron from $6.98 in the third quarter of 2014 to $7.23 for the third quarter of 2015 and an increase in average concessions and other sales per patron from $4.35 in the third quarter of 2014 to $4.55 in the third quarter of 2015. Excluding operating revenues from the acquired Digiplex theatres, total operating revenues increased 5.2% to $167.0 million. The increase in total revenues, excluding the acquired Digiplex theatres, was due to an increase in total attendance from 14.0 million to 14.2 million, an increase in average admissions per patron from $6.97 to $7.21 and an increase in average concessions and other sales per patron from $4.37 to $4.58. Excluding the acquired Digiplex theatres, attendance and attendance per screen were up period over period primarily due to a more favorable movie slate during the third quarter of 2015. Average admission per patron for the third quarter of 2015 increased due to an increase in premium format viewings and average concessions and other sales per patron increased primarily due to concession promotions, the expansion of our in-theatre dining locations, our expanded food and beverage menu at certain theatres and increased prices.
Total operating revenues increased approximately 15.7% to $583.7 million for the nine months ended September 30, 2015 compared to $504.5 million for the nine months ended September 30, 2014, due to an increase in total attendance from 43.5 million for the 2014 period to 48.5 million for the 2015 period, an increase in average admissions per patron from $7.19 for the 2014 period to $7.36 for the 2015 period and an increase in average concessions and other sales per patron from $4.41 for the 2014 period to $4.68 for the 2015 period. Excluding the acquired Digiplex theatres, total operating revenues increased 8.3% to $542.0 million. The increase in total revenues, excluding the acquired Digiplex theatres, was due to an increase in total attendance from 43.1 million to 44.9 million, an increase in average admissions per patron from $7.19 to $7.35 and an increase in average concessions and other sales per patron from $4.41 to $4.71. Attendance and attendance per screen were up period over period due principally to a more favorable movie slate during the first nine months of 2015. Average admissions per patron increased due to an increase in premium format viewings and increased prices and concessions and other sales per patron increased primarily due to concession promotions, the expansion of our in-theatre dining locations, our expanded food and beverage menu at certain theatres and increased prices.

Admissions revenue increased approximately 10.4% to $110.6 million for the three months ended September 30, 2015 from $100.2 million for the same period in 2014, due to an increase in total attendance from 14.3 million in the third quarter of 2014 to 15.3 million for the third quarter of 2015 and an increase in average admissions per patron from $6.98 in the third quarter of 2014 to $7.23 for the third quarter of 2015. Excluding the acquired Digiplex theatres, admissions revenue increased 4.7% from $97.6 million for the three months ended September 30, 2014 to $102.1 million for the three months ended September 30, 2015.

Admissions revenue increased approximately 14.1% to $357.0 million for the nine months ended September 30, 2015 from $312.9 million for the same period in 2014, due to an increase in total attendance from 43.5 million for the nine months ended September 30, 2014 to 48.5 million for the nine months ended September 30, 2015 and an increase in average admissions per patron from $7.19 for the 2014 period to $7.36 for the 2015 period. Excluding the acquired Digiplex theatres, admissions revenue increased 6.4% from $310.3 million for the nine months ended September 30, 2014 to $330.2 million for the nine months ended September 30, 2015.
Concessions and other revenue increased approximately 11.4% to $69.6 million for the three months ended September 30, 2015 compared to $62.5 million for the same period in 2014 due to an increase in total attendance from 14.3 million for the three months ended September 30, 2014 to 15.3 million for the three months ended September 30, 2015 and an increase in average concessions and other sales per patron from $4.35 in the third quarter of 2014 to $4.55 in the third quarter of 2015. Excluding the acquired Digiplex theatres, concessions and other revenue increased 6.1% from $61.2 million for the nine months ended September 30, 2014 to $64.9 million for the nine months ended September 30, 2015.

Concessions and other revenue increased approximately 18.3% to $226.7 million for the nine months ended September 30, 2015 compared to $191.7 million for the same period in 2014 due to an increase in total attendance from 43.5 million for the nine months ended September 30, 2014 to 48.5 million for the nine months ended September 30, 2015 and an increase in average concessions and other sales per patron from $4.41 for the 2014 period to $4.68 for the 2015 period. Excluding the acquired Digiplex theatres, concessions and other revenue increased 11.3% from $190.4 million for the nine months ended September 30, 2014 to $211.8 million for the nine months ended September 30, 2015.
We operated 269 theatres with 2,872 screens at September 30, 2015 compared to 278 theatres with 2,917 screens at September 30, 2014.
Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
($’s in thousands)	2015	2014	% Change	2015	2014	% Change
Film exhibition costs	$61,376	$54,698	12	$202,348	$172,021	18
Concession costs	$8,938	$7,318	22	$26,688	$22,414	19
Salaries and benefits	$25,722	$22,947	12	$75,505	$67,968	11
Theatre occupancy costs	$24,019	$21,782	10	$71,353	$63,097	13
Other theatre operating costs	$34,620	$31,357	10	$99,730	$89,285	12
General and administrative expenses	$6,963	$8,413	(17)	$25,201	$22,439	12
Depreciation and amortization	$14,455	$12,206	18	$41,289	$35,903	15
(Gain) loss on sale of property and equipment	$(41)	$292	n/m	$(3,365)	$620	n/m
Impairment of long-lived assets	$1,388	$1,198	n/m	$3,258	$1,556	n/m
Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2015 increased to $61.4 million as compared to $54.7 million for the three months ended September 30, 2014 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 55.5% and 54.6% for the three months ended September 30, 2015 and 2014, respectively. Excluding the acquired Digiplex theatres, film exhibition costs for the three months ended September 30, 2015 increased to $56.9 million as compared to $53.5 million for the three months ended September 30, 2014 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Digiplex theatres, film exhibition costs were 55.7% for the three months ended September 30, 2015 as compared to 54.9% for the three months ended September 30, 2014. As a percentage of admissions revenue, film exhibition costs were higher for the three months ended September 30, 2015 due to a more favorable movie slate.
Film exhibition costs for the nine months ended September 30, 2015 increased to $202.3 million as compared to $172.0 million for the nine months ended September 30, 2014 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 56.7% and 55.0% for the nine months ended September 30, 2015 and 2014, respectively. Excluding the acquired Digiplex theatres, film exhibition costs for the nine months ended September 30, 2015 increased to $187.9 million as compared to $170.9 million for the nine months ended September 30, 2014 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Digiplex theatres, film exhibition costs were 56.9% and 55.1% for the nine months ended September 30, 2015 and 2014, respectively. As a percentage of admissions revenue, film exhibition costs were higher for the nine months ended September 30, 2015 due to a more favorable movie slate.
Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended September 30, 2015 increased to $8.9 million compared to $7.3 million for the three months ended September 30, 2014 due to increased concession sales resulting from increased attendance during the three months ended September 30, 2015. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2015 were 12.8% as compared to 11.7% for the three months ended September 30, 2014. Excluding the acquired Digiplex theatres, concession costs for the three months ended September 30, 2015 increased to $8.4 million as compared to $7.1 million for the three months ended September 30, 2014. Excluding the acquired Digiplex theatres, as a percentage of concessions and other revenues, concessions costs were 13.0% for the three months ended September 30, 2015 as compared to 11.6% for the three months ended September 30, 2014. The increase in concession costs as a percentage of concessions and other revenues was due primarily to an increase in the cost of concession supplies and the expansion of our food and beverage program, including in-theatre dining.
Concession costs for the nine months ended September 30, 2015 increased to $26.7 million compared to $22.4 million for the nine months ended September 30, 2014 due to increased concessions sales resulting from increased attendance during the nine months ended September 30, 2015. As a percentage of concessions and other revenues, concession costs for the nine months ended September 30, 2015 were 11.8% as compared to 11.7% for the nine months ended September 30, 2014. Excluding the acquired Digiplex theatres, concession costs for the nine months ended September 30, 2015 increased to $25.2 million as compared to $22.2 million for the nine months ended September 30, 2014. Excluding the acquired Digiplex theatres, as a percentage of concessions and other revenues, concessions costs were 11.9% for the nine months ended September 30, 2015 as compared to 11.7% for the nine months ended September 30, 2014.
Salaries and benefits. Salaries and benefits increased $2.8 million from $22.9 million for the three months ended September 30, 2014 to $25.7 million for the three months ended September 30, 2015. Excluding the acquired Digiplex theatres, salaries and benefits increased $1.5 million from $22.3 million for the three months ended September 30, 2014 to $23.8 million for the three months ended September 30, 2015 primarily due to increased staffing levels reflecting the increase in attendance. Salaries and benefits increased $7.5 million from $68.0 million for the nine months ended September 30, 2014 to $75.5 million for the nine months ended September 30, 2015. Excluding the acquired Digiplex theatres, salaries and benefits increased approximately $2.5 million to $69.8 million primarily due to increased staffing levels reflecting the increase in attendance.

Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended September 30, 2015 increased $2.2 million to $24.0 million as compared to $21.8 million for the three months ended September 30, 2014. Excluding the acquired Digiplex theatres, theatre occupancy costs increased $1.3 million to $22.2 million. The increase in theatre occupancy costs for the three months ended September 30, 2015 is due primarily to an increase in rent expense of $1.2 million associated with the opening of 3 theatres and 38 screens subsequent to the end of the third quarter of 2014, partially offset by theatre closures subsequent to the end of the third quarter of 2014.

Theatre occupancy costs for the nine months ended September 30, 2015 increased $8.3 million to $71.4 million as compared to $63.1 million for the nine months ended September 30, 2014. Excluding the acquired Digiplex theatres, theatre occupancy costs increased $3.8 million to $66.0 million. The increase in rent expense for the nine months ended September 30, 2015 is due primarily to an increase in rent expense of $4.2 million associated with the opening of 3 theatres and 37 screens subsequent to the end of the third quarter of 2014, partially offset by the closure of 12 theatres and 83 screens since the end of the third quarter of 2014.
Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2015 increased to $34.6 million as compared to $31.4 million for the three months ended September 30, 2014. Excluding the acquired Digiplex theatres, other theatre operating costs for the three months ended September 30, 2015 increased to $32.5 million as compared to $30.5 million for the three months ended September 30, 2014. The increase in other theatre operating costs for the three months ended September 30, 2015 is primarily due to increases in repairs and maintenance expense of $0.5 million, credit and debit card processing fees of $0.3 million, insurance expense of $0.2 million, communications expense of $0.2 million related to upgrades in our telecommunication system and other theatre operating expenses.
Other theatre operating costs for the nine months ended September 30, 2015 increased to $99.7 million as compared to $89.3 million for the nine months ended September 30, 2014. Excluding the acquired Digiplex theatres, other theatre operating costs for the nine months ended September 30, 2015 increased to $92.9 million as compared to $88.5 million for the nine months ended September 30, 2014. The increase in our other theatre operating costs was primarily due to increases in premium format service charges of $0.7 million, repairs and maintenance expense of $1.2 million, communication expense of $0.7 million related to upgrades in our telecommunication system, supplies expense of $0.4 million and other theatre operating expenses.
General and administrative expenses. General and administrative expenses decreased to $7.0 million for the three months ended September 30, 2015 compared to $8.4 million for the three months ended September 30, 2014. The decrease in general and administrative expenses during the three months ended September 30, 2015 was primarily the result of decreases in professional expenses of $2.1 million, partially offset by increases in salaries and benefits of $0.9 million related primarily to the acceleration of share-based compensation for certain retirement-eligible executives and the expansion of our alternative programming department following the Digiplex acquisition. General and administrative expenses increased to $25.2 million for the nine months ended September 30, 2015 compared to $22.4 million for the nine months ended September 30, 2014. The increase in general and administrative expenses during the nine months ended September 30, 2015 was related primarily to increases in salaries and benefits of $4.0 million related primarily to the acceleration of share-based compensation for certain retirement-eligible executives and the expansion of our alternative programming department following the Digiplex acquisition, partially offset by a reduction in professional expenses of $1.4 million.
Depreciation and amortization. Depreciation and amortization expenses increased to $14.5 million for the three months ended September 30, 2015 as compared to $12.2 million for the three months ended September 30, 2014. Depreciation and amortization expenses increased to $41.3 million for the nine months ended September 30, 2015 as compared to $35.9 million for the nine months ended September 30, 2014. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2015 was primarily due to depreciation and amortization expenses associated with theatres acquired during 2014.
Net (gain) loss on sales of property and equipment. We recognized a gain on the sale of property and equipment of $41 thousand for the three months ended September 30, 2015 and a loss on the sale of property and equipment of $0.3 million for the three months ended September 30, 2014. We recognized a gain on the sale of property and equipment of $3.4 million for the nine months ended September 30, 2015 and a loss on the sale of property and equipment of $0.6 million for the nine months ended September 30, 2014.
Impairment of long-lived assets. We recorded impairment charges of $1.4 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. We recorded impairment charges of $3.3 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively. The impairment charges for the three months ended September 30, 2015 were primarily the result of deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. Impairment charges for the nine months ended September 30, 2015 were primarily due to the deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres. The impairment charges for the three and nine months ended September 30, 2014 primarily resulted from the deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres.
Operating income. Operating income for the three months ended September 30, 2015 increased to $2.8 million from $2.4 million for the three months ended September 30, 2014. As a percentage of total operating revenues, operating income for the three months ended September 30, 2015 was 1.6% as compared to 1.5% for the three months ended September 30, 2014. Operating income for the nine months ended September 30, 2015 increased to $41.7 million from $29.2 million for the nine months ended September 30, 2014. As a percentage of total operating revenues, operating income for the nine months ended September 30, 2015 was 7.1% as compared to 5.8% for the nine months ended September 30, 2014. The increase in operating income for the nine months ended September 30, 2015 is primarily a result of an increase in total attendance, partially offset by an increase in fixed operating costs associated with the acquired Digiplex theatres and the factors described above.
Interest expense, net. Interest expense, net for the three months ended September 30, 2015 and 2014 was $12.3 million and $12.8 million respectively. Interest expense, net for the nine months ended September 30, 2015 and 2014 was $37.6 million and $39.0 million respectively. Interest expense decreased for the three and nine months ended September 30, 2015 primarily due to a decrease in the weighted average interest rate of our $230 million senior secured notes compared to our $210 million senior secured notes and a reduction in capital lease and financing obligation balances.
Income tax. During the three months ended September 30, 2015 and 2014, we recorded an income tax benefit of $2.2 million and $2.9 million, respectively, primarily as a result of our loss from continuing operations. During the nine months ended September 30, 2015 and 2014, we recorded an income tax benefit of $3.2 million and $2.5 million, respectively, primarily as a result of our loss from continuing operations. At September 30, 2015 and December 31, 2014, our consolidated deferred tax assets were $108.0 million and $106.5 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.
The effective tax rate from continuing operations for the three and nine months ended September 30, 2015 was 26.1% and 30.6%, respectively. Our tax rate for the three and nine months ended September 30, 2015 differs from the statutory tax rate primarily due to state income taxes and permanent tax items.

Loss from discontinued operations, net of tax benefit. Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. We did not close any theatres prior to the adoption of ASU 2014-08 in April 2014 and therefore did not classify any closed theatres as discontinued operations.

Liquidity and Capital Resources
General
We utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $62.1 million as of September 30, 2015 compared to a working capital surplus of $35.2 million at December 31, 2014. The working capital surplus in 2015 and 2014 primarily resulted from proceeds of $88.0 million received from our common stock offering in July 2013.
At September 30, 2015, we had available borrowing capacity of $50 million under our revolving Credit Facility and approximately $120.4 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving Credit Facility and approximately $97.5 million in cash and cash equivalents at December 31, 2014. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”
Net cash provided by operating activities was $57.8 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $18.6 million for the nine months ended September 30, 2014. Cash provided by operating activities was higher for the nine months ended September 30, 2015 due primarily to increased operating revenues resulting from increased attendance, admissions revenue per patron and concessions and other revenues per patron as well as a decrease in accounts receivable balances during the nine months ended September 30, 2015. Net cash used in investing activities was $22.7 million for the nine months ended September 30, 2015 compared to $50.4 million for the nine months ended September 30, 2014. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for theatre acquisitions of $16.6 million and an increase in proceeds from the sale of property and equipment of $9.5 million. The cash used for theatre acquisitions during the nine months ended September 30, 2014 was primarily related to the Digiplex acquisition. Capital expenditures were $33.9 million and $35.5 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures for the 2015 period related to recently constructed build-to-suit theatres, the conversion of certain traditional theatres to our casual in-theatre dining concept, premium large-format screen renovations and theatre maintenance. Capital expenditures for the 2014 period related primarily to recently constructed build-to-suit theatres. Net cash used in financing activities was $12.2 million and $15.8 million for the nine months ended September 30, 2015 and 2014, respectively. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and the payment of an earnout contingency related to a prior year acquisition. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily due to repayments of capital leases and financing obligations and the repayment of a note payable assumed in the Digiplex acquisition.
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
We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed seven theatres during the first nine months of 2015 and estimate closing approximately ten theatres for the full year 2015.
We plan to incur approximately $50 to $55 million in capital expenditures for calendar year 2015. We plan to open up to six new build-to-suit theatres in 2015 and expect to include one large format digital screen in all new build-to-suit theatres. As of September 30, 2015, we have 30 Big D auditoriums, 16 IMAX auditoriums and two MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

6.00% Senior Secured Notes
On June 17, 2015, we issued $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay our $210.0 million senior secured notes that were due in

May 2019. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of $6.8 million are recorded as a reduction to the associated long-term debt and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.
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
As of September 30, 2015, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.
We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the changes disclosed in our Quarterly Report on Form 10Q for the quarter ended June 30, 2015.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.1
Indenture for the 6.00% Senior Secured Notes due 2023, dated June 17, 2015, among Carmike Cinemas, Inc. and JP Morgan (filed as Exhibit 4.2 to Carmike's Current Report on Form 8-K filed on June 17, 2015.

4.2	Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.1)

11	Computation of per share earnings (provided in Note 9 of the notes to condensed consolidated financial statements included in this report under the caption “Net Income Per Share”).

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

CARMIKE CINEMAS, INC.

Date:	November 9, 2015	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 31.1
CERTIFICATE OF CHIEF EXECUTIVE OFFICER
I, S. David Passman III, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Carmike Cinemas, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: November 9, 2015

/s/ S. David Passman III
S. David Passman III President, Chief Executive Officer and
Director

Exhibit 31.2
CERTIFICATE OF CHIEF FINANCIAL OFFICER
I, Richard B. Hare, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Carmike Cinemas, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: November 9, 2015

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, S. David Passman III, the Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: November 9, 2015

/s/ S. David Passman III
S. David Passman III President, Chief Executive Officer and Director

Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard B. Hare, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: November 9, 2015

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer