Form 10-K
period 2015-12-31
CARMIKE CINEMAS INC
filed 2016-02-29
CIK 799088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 000-14993
CARMIKE CINEMAS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	58-1469127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 First Avenue, Columbus, Georgia	31901
(Address of Principal Executive Offices)	(Zip Code)
(706) 576-3400
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.03 per share	The NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2016, 24,598,206 shares of common stock were outstanding. The aggregate market value of the shares of common stock held by non-affiliates (based on the closing price on NASDAQ) as of June 30, 2015 was approximately $634.3 million.
Documents Incorporated by Reference
Portions of the proxy statement for the registrant’s 2015 annual meeting of stockholders, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains statements that are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act (the “Exchange Act”) of 1934. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates” or similar expressions. Examples of forward-looking statements include our expectations regarding growth, the estimated value of our real estate, our ticket and concession price increases, our cost control measures, our strategies and operating goals, our capital expenditure and theatre expansion/closing plans, and the impact of our share repurchase program. These statements are based on beliefs and assumptions of management, which in turn are based on currently available information. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Important factors that could cause actual results to differ materially from those contained in any forward-looking statement include, but are not limited to:

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

PART I
ITEM 1.    BUSINESS
Overview
We are one of the largest motion picture exhibitors in the United States and as of December 31, 2015, we owned, operated or had an interest in 275 theatres with 2,938 screens located in 41 states. All of our theatres are equipped to provide digital cinema as of December 31, 2015. In addition, we had 258 theatres (94% of our theatres) with 1,088 screens (37% of our screens) equipped for 3-D as of December 31, 2015.
We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.
The following table sets forth geographic information regarding our theatre circuit as of December 31, 2015:

State	Theatres	Screens
Alabama	19	241
Arizona	1	14
Arkansas	6	57
California	8	80
Colorado	4	40
Connecticut	3	26
Delaware	1	14
Florida	22	284
Georgia	25	278
Idaho	1	11
Illinois	12	135
Indiana	5	78
Iowa	5	61
Kansas	1	12
Kentucky	6	50
Maryland	1	7
Michigan	9	70
Minnesota	6	65
Missouri	1	10
Montana	5	52
Nebraska	2	12
New Hampshire	1	10
New Jersey	4	30
New Mexico	2	14
New York	1	8
North Carolina	22	271
North Dakota	4	30
Ohio	5	51
Oklahoma	11	72
Oregon	1	12
Pennsylvania	22	222
South Carolina	8	77
South Dakota	4	31
Tennessee	22	251
Texas	12	131
Utah	1	12
Virginia	4	40
Washington	2	22
West Virginia	2	20
Wisconsin	3	28
Wyoming	1	9
Totals	275	2,938

From time to time, we convert weaker performing theatres to discount theatres for the exhibition of films that have previously been shown on a first-run basis. At December 31, 2015, we operated 15 theatres with 108 screens as discount theatres.
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
Theatre Development, Acquisitions and Operations
The following table shows information about the changes in our theatre circuit during the years presented:

	Theatres	Screens	Average Screens/ Theatre
Total at January 1, 2013	249	2,502	10.0
New construction and acquisitions	17	260
Closures	(14)	(102)
Total at December 31, 2013	252	2,660	10.6
New construction and acquisitions	29	297
Closures	(7)	(60)
Total at December 31, 2014	274	2,897	10.6
New construction and acquisitions	11	111
Closures	(10)	(70)
Total at December 31, 2015	275	2,938	10.7
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
We opened six new build-to-suit theatres during the year ended December 31, 2015. If opportunities exist where new construction will be profitable to us, we will consider building additional theatres in future periods. We anticipate opening up to five new build-to-suit theatres in 2016. Additionally, as opportunities present themselves for expansion we will evaluate each instance to obtain the highest level of return on investment.
During 2015, we completed the conversion of three theatres to our in-theatre dining concept. We believe that in-theatre dining provides an enhanced entertainment experience for many of our patrons. Our decision to convert a theatre considers many factors, including:

•	the presence of competition from other exhibitors in a market;

•	identifying markets that are currently underserved with respect to in-theatre dining;

•	underperforming theatres in which we believe could generate higher returns on investment.
Of our five new build-to-suit theatres projected to open in 2016, four will contain in-theatre dining. We continue to evaluate markets for in-theatre dining and intend to expand the number of theatres with in-theatre dining in future years.

Premium Large Format Experience
As of December 31, 2015, we operated 54 premium large-format auditoriums, which operate under the Big D®, IMAX® and MuviXL® names. We believe that the addition of these auditoriums provides our customers with an enhanced movie-going experience and will have a positive impact on our operating results by driving incremental revenue. We included one premium large-format auditorium in each new build-to-suit theatre opened in 2015 and plan to include a premium large-format auditorium in many of our new theatres. In addition, we converted three screens to either a Big D or IMAX large format auditorium during 2015 and plan to convert additional screens to a premium large-format auditorium in 2016.
In 2015, we added four Big D auditoriums. Big D auditoriums include wall to wall screens, 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. As of December 31, 2015, we operated 31 Big D auditoriums.
Twenty-one of our auditoriums feature IMAX digital projection systems. In October 2013, we entered into a new revenue-sharing agreement with IMAX for 10 IMAX theatre systems to be installed in new construction projects and existing multiplexes. In July 2015, we expanded our revenue-sharing agreement with the addition of 3 additional IMAX theatre systems. As of December 31, 2015, 10 of the 13 IMAX theatre systems had been installed.
In November 2013, we acquired two MuviXL auditoriums as part of the Muvico acquisition. Both MuviXL auditoriums feature wall-to-wall extreme bright white screens specifically manufactured to optimize and more evenly disburse light onto the screen, 4k digital cinema projectors, 7.1 surround sound and digital projection for both 2-D and 3-D features.
Acquisitions
Since 2012, we have grown our business primarily through acquisitions. We identify acquisition targets based on a number of factors which include circuit quality, market opportunities and market demographics. We have completed the following acquisitions since January 2012.

•	On October 6, 2015, we completed our acquisition of 5 theatres and 37 screens in 4 states from Sundance Cinemas®, LLC ("Sundance").

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

Screen Advertising
On October 14, 2010, we finalized the modification of our long-term exhibition agreement (the “Modified Exhibition Agreement”) with Screenvision Exhibition, Inc.® (“Screenvision”), our principal provider of on-screen advertising services. The Modified Exhibition Agreement extends our exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”).
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

As of December 31, 2015, we held Class C and Class A membership units representing approximately 18% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2015, the carrying value of our ownership interest in SV Holdco is $7.0 million and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, we have accounted for our investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to Accounting Standards Codification (“ASC”) 970-323-25-6.
Our Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give us an interest in the other members’ initial or subsequent capital contributions. As a profits interest, our Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85.0 million as of October 14, 2010. The $85.0 million threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to our Class C membership units has increased to $88 million as of December 31, 2015.
We will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of our initial Class C membership units, based upon changes in our future theatre and screen count. However, we will not forfeit more than 25% of the Class C membership units we received in October 2010, and we will not receive bonus units in excess of 33% of the Class C membership units we received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. Our Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that are awarded in future periods, will not be recognized in our consolidated financial statements until such units become non-forfeitable. Upon recognition, we will record our investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6.6 million using the Black Scholes Model. We have applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in our consolidated statement of operations since October 14, 2010. Our non-forfeitable Class C and Class A membership units represented approximately 14% and 15% of the total issued and outstanding membership units of SV Holdco as of December 31, 2015 and 2014, respectively.
Operations
Our theatre operations are under the supervision of our Senior Vice President and Chief Operating Officer and our two division managers. The division managers are responsible for implementing our operating policies and supervising our fourteen operating districts. Each operating district has a district manager who is responsible for overseeing the day-to-day operations of our theatres. Corporate policy development, strategic planning, site selection and lease negotiation, theatre design and construction, concession purchasing, film licensing, marketing, advertising, and financial and accounting activities are centralized at our corporate headquarters. We have an incentive bonus program for theatre-level management, which provides for bonuses based on incremental improvements in theatre profitability, including concession sales.
Box office admissions. The majority of our revenues comes from the sale of movie tickets. For the year ended December 31, 2015 box office admissions totaled $490.0 million, or approximately 60.9% of total revenues. At December 31, 2015, of our 275 theatres, 260 showed “first-run” films, which we license from distributors owned by the major studios, as well as from independent distributors, including four which exhibit first-run films at a reduced admission price, and the remaining 15 of our theatres featured films at a discount price.
Most of the tickets we sell are sold at our theatre box offices immediately before the start of a film. Patrons can also buy tickets in advance on the Internet for our theatres. These alternate sales methods do not currently represent a meaningful portion of our revenues, nor are they expected to in the near term.
Concessions and other revenues. Concession and other revenues totaled $314.4 million, or approximately 39.1% of total revenues for the year ended December 31, 2015. The majority of our theatres serve a limited menu of higher margin items such as popcorn, flavored popcorn, candy, cotton candy, bottled water and soft drinks. However, we have recently introduced expanded menus in certain locations which include the sale of hot foods such as pizza, chicken fingers, nachos, burgers, hot dogs and french fries as well as frozen drinks and alcoholic beverages. In addition, in several markets, we offer coffee, ice cream and pretzels. We plan to continue expanding our food and beverage menus, including the sale of alcoholic beverages, at certain locations in future years.

During 2015, we completed the conversion of three theatres to our in-theatre dining concept. These theatres feature a casual in-theatre dining and movie-going experience for the entire family. In addition to push-button service, these theatres allow patrons to enjoy a wide array of food and beverage options while enjoying a movie in our premium seats. We believe that a single theatre and dining destination provides our patrons with a more convenient and affordable entertainment experience which can lead to increased visits. We continue to evaluate markets for in-theatre dining and intend to expand the number of theatres with in-theatre dining in future years. Revenues generated from the operation of these dining concepts during 2015 were not significant to our consolidated statements of operations.
We also operate two Bogart’s® Bar and Grill Restaurants (“Bogart’s”), which were acquired as part of the Muvico acquisition in November 2013. Bogart’s, a full service restaurant and bar located in two of the Muvico entertainment complexes, offers guests classic American cuisine and premium alcohol selections.
We manage our inventory purchasing centrally with authorization required from our central office before orders may be placed. We have installed digital menu boards in all of our theatres and believe that they enhance customer service and may lead to incremental concessions revenue. We operate one family entertainment center under the name Hollywood Connection® which features a multiplex theatre and other forms of family entertainment.
We purchase substantially all of our concession and janitorial supplies, except for beverage supplies, from Continental Concession Supplies, Inc. ® (“CCSI”). We are a significant customer of CCSI. If this relationship was disrupted, we could be forced to negotiate substitute arrangements with alternative vendors which are likely to be, in the aggregate, less favorable to us.
During 2015, we purchased most of our beverage supplies from The Coca-Cola Company® (“Coke”). If we are unable to continue our relationship with Coke, we could be forced to negotiate with other beverage suppliers whose product may be less favorable to patrons in our markets or at terms which, in the aggregate, may be less favorable to us.
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
Gift Card Program
In November 2012, we launched our gift card program to replace our existing gift certificate program. Our customers may purchase gift cards in any of our participating theatres, online through our website at www.carmike.com or through certain third-party retailers. We believe that our gift card program will further increase customer loyalty and provides an additional channel for marketing to our customers.
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

The table below depicts the industry’s top 10 films for the year ended December 31, 2015 compared to our top 10 films for the same period, based on reported gross receipts:

	Industry		Carmike Cinemas
1	Jurassic World	1	Star Wars: The Force Awakens
2	Star Wars: The Force Awakens	2	Jurassic World
3	Avengers: Age of Ultron	3	Avengers: Age of Ultron
4	Inside Out	4	American Sniper
5	Furious 7	5	Furious 7
6	American Sniper	6	Inside Out
7	Minions	7	The Hunger Games: Mockingjay - Part 2
8	The Hunger Games: Mockingjay - Part 2	8	Minions
9	The Martian	9	Cinderella
10	Cinderella	10	Pitch Perfect 2
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
While there are numerous distributors that provide quality first-run movies to the motion picture exhibition industry, the following distributors accounted for over 90% of our box office admissions for the year ended December 31, 2015: Walt Disney Studios Motion Pictures, 20th Century Fox, Paramount, Sony Pictures Entertainment, Universal, Warner Brothers, The Weinstein Company and Lions Gate Features.
Digital Cinema
We executed a Master License Agreement with Christie/AIX (“Christie”) on December 16, 2005 which covers the majority of our digital projectors. This agreement calls for Christie to license and install up to 2,300 digital cinema projection systems in our theatre auditoriums at a per screen installation cost of $800. The term of the agreement is from the date of installation in a specific auditorium until December 31, 2020 unless renewed for successive one year periods for up to ten years. Additionally, we are responsible for the maintenance of the installed equipment and have entered into a service agreement with Christie at an annual per screen cost of $2,689.
As of December 31, 2015, all of our screens operate on a digital-based platform, and 258 theatres with 1,088 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also enable us to achieve higher ticket prices for 3-D content and provide us with the capability to explore revenue-enhancing alternative content programming, such as live concerts and sporting events. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance and enhance capacity utilization. The superior quality of digital cinema and our 3-D capability could provide a competitive advantage to us in markets where we compete for film and patrons.
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
In August 2014, we acquired Digiplex, a leading exhibitor of alternative content programming and retained certain members of Digiplex’s alternative programming team to further enable us to expand our alternative content platform. As part of the Digiplex acquisition, we acquired Digiplex’s 50% ownership interest in a joint venture with Nehst Media Enterprises® (“Nehst”) called DigiNext LLC® (“DigiNext”). Under this joint venture agreement, Nehst will supply DigiNext with periodic movie content and we will have the option to display such content at our locations on an exclusive basis, or may choose to allow non-Carmike venues to display the content. In addition to our Diginext joint venture, we currently present alternative programming from multiple providers, including National CineMedia® and Screenvision.
Management Information Systems
We utilize a point-of-sale system in our theatres developed by Allure Global Solutions, Inc.® (“Allure”). Our point-of-sale system allows us to centralize most theatre-level administrative functions at our corporate headquarters. In addition, the point-of-sale system allows corporate management to monitor ticket and concession sales and box office and concession staffing on a daily basis, enabling our theatre managers to focus on the day-to-day operation of the theatre. Furthermore, it coordinates payroll, generates operating reports analyzing film performance and theatre profitability, and generates information we use to quickly detect theft. The point-of-sale system also facilitates services such as advanced ticket sales, Internet ticket sales and gift card sales. The point-of-sale system provides management with detailed data tracking and trend analysis. We have active communication between our theatres and corporate headquarters, which allows our senior management to analyze vital profit and staffing information on a daily basis and perform the majority of the theatre-level administrative functions.
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
The opening of large multiplexes and theatres with stadium seating by us and certain of our competitors has tended to, and is expected to continue to, draw audiences away from certain older and smaller theatres, including theatres operated by us. In addition, competitors in certain areas in which we operate have installed luxury seating and other amenities which has adversely affected attendance at our theatres in such areas. Demographic changes and competitive pressures can also lead to a theatre location becoming impaired.
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
Employees
As of December 31, 2015, we had approximately 8,500 employees, none of whom were covered by collective bargaining agreements and approximately 7,200 of whom were part-time. As of December 31, 2015, approximately 33% of our hourly employees were paid at the federal minimum wage and accordingly, the minimum wage largely determines our labor costs for those employees. We believe we are more dependent upon minimum wage employees than most other motion picture exhibitors. Although our ability to secure employees at the minimum wage in our smaller markets is advantageous to us because it lowers our labor costs, we are also more likely than other exhibitors to be immediately and adversely affected if the minimum wage is raised.
Trademarks and Trade-Names
We own or have rights to trademarks or trade-names that are used in conjunction with the operations of our theatres. We own Carmike Cinemas® and Hollywood Connection®, the Carmike C® and its film strip design, Big D®, Carmike Rewards®, Muvico®, MuviXL®, Digiplex®, and Wynnsong Cinemas® trademarks. In addition, our logo is our trademark. Coca-Cola®, Rave Reviews Cinemas, L.L.C.®, Cinemark USA, Inc.®, Christie®, RealD®, Screenvision®, Continental Concession Supplies, Inc.®, Allure Global Solutions, Inc.®, DigiNext®, Nehst®, National CineMedia®, Bogart’s®, IMAX® and Sundance Cinemas® are registered trademarks used in this Annual Report on Form 10-K and are owned by third parties.
Corporate Information
Carmike Cinemas, Inc. was organized as a Delaware corporation in April 1982 in connection with the leveraged buy-out of our predecessor, the Martin Theatres circuit. Our predecessor companies date back to the 1930s. Our principal executive offices are located at 1301 First Avenue, Columbus, Georgia 31901, and our telephone number is (706) 576-3400.

Website Access
Our website address is www.carmike.com. You may obtain free electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports required to be filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act at our website under the heading “Investor Relations, SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file such material or furnish it to the SEC. The SEC maintains a web site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding us. Our SEC file number reference is Commission File No. 000-14993. The contents of our Internet website are not incorporated into this report.

ITEM X.     EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information as of February 15, 2016 regarding our executive officers.

Name	Age	Title
S. David Passman III	63	President and Chief Executive Officer
Fred W. Van Noy	58	Senior Vice President, Chief Operating Officer
Richard B. Hare	49	Senior Vice President—Finance, Treasurer, and Chief Financial Officer
Daniel E. Ellis	47	Senior Vice President, General Counsel and Secretary
A. Dale Mayo	74	President, Alternative Programming
Rob Collins	53	Senior Vice President, Chief Marketing Officer
John A. Lundin	66	Vice President—Film
Jeffrey A. Cole	56	Vice President—Controller
Gregory S. Wiggins	35	Assistant Vice President, Chief Accounting Officer
S. David Passman III, 63, has served as President and Chief Executive Officer of Carmike since June 2009 and director since June 2003. Previously, Mr. Passman served as President and CEO of IBS-STL, Inc., a book publishing and distribution company, from June 2005 until January 2009. He served as the President of the Harland Printed Products and Harland Checks divisions of John H. Harland Company, a provider of printed products and software and related services to the financial institution market, from 1999 to 2003, and also served as its CFO from 1996 to 1999. Mr. Passman is a former partner of Deloitte & Touche LLP, a public accounting firm, where he served as the Managing Partner of the Atlanta office from 1993 to 1996.
Fred W. Van Noy, 58, joined us in 1975. He served as a District Manager from 1984 to 1985 and as Western Division Manager from 1985 to 1988, when he became Vice President—General Manager. In December 1997, he was elected to the position of Senior Vice President—Operations. In November 2000, he became Senior Vice President—Chief Operating Officer.
Richard B. Hare, 49, joined us as Senior Vice President—Finance, Treasurer and Chief Financial Officer in March 2006. Mr. Hare served as Chief Accounting Officer and Controller for Greenfuels Holding Company, LLC, an energy development and management services company, and its affiliates from August 2002 to March 2006. From October 2000 until June 2002, Mr. Hare served as Assistant Treasurer for Sanmina-SCI Corporation, a manufacturer of electronic components. From 1997 until October 2000, Mr. Hare served as Treasurer of Wolverine Tube, Inc., a manufacturer of copper and copper alloy products. Mr. Hare, a Certified Public Accountant, began his career in 1989 at Coopers & Lybrand, a public accounting firm.
Daniel E. Ellis, 47, joined us as Senior Vice President, General Counsel and Secretary in August 2011. Mr. Ellis previously served in several roles with Lodgian, Inc., a publicly traded owner and operator of hotels from 1999 until 2011. Prior to its sale to a private equity fund in 2010, Mr. Ellis served as Lodgian’s President and Chief Executive Officer and was a member of the Board of Directors and its Executive Committee from 2009 through 2010. He served as the company’s Senior Vice-President, General Counsel and Secretary from 2002 through 2009 and retained the titles of General Counsel and Secretary upon his promotion in 2009. Prior to joining Lodgian, Mr. Ellis served as an Assistant District Attorney for the State of Georgia.
A. Dale Mayo, 74, joined us as President, Alternative Programming in August 2014. Mr. Mayo previously served as the Chairman and CEO of Digiplex, a publicly traded motion picture exhibitor, from 2010 through 2014. Prior to Digiplex, Mr. Mayo was the Chairman and CEO of Cinedigm, a leader in the conversion of the exhibition industry from film to digital technology, from 2000 to 2010. Prior to Cinedigm, Mr. Mayo served as the Chairman and CEO of Clearview Cinema Group, a motion picture exhibitor in the New York metropolitan area.

Rob Collins, 53, joined us in December 2015 as Senior Vice President and Chief Marketing Officer. Prior to joining us, Mr. Collins served as Vice President, Brand Activation at Turner Entertainment Networks ("Turner"), since 2011. Prior to joining Turner, Mr. Collins founded Focus Point Advertising, a boutique ad agency focused on tourism and entertainment industries that serviced clients including Paramount Parks and served as Corporate Vice President of Marketing at Herschend Family Entertainment, a leading operator of hotels, theme parks, water parks and aquariums.
John Lundin, 66, joined us in January 2010 as Vice President—Film. Prior to joining us, Mr. Lundin served as the District Manager for Sony Pictures Distribution, a motion picture distributor, from July 2009 to January 2010. Prior to joining Sony Pictures, he served as VP-Film for Cinemark USA Inc., a motion picture exhibitor, since 1995.

Jeffrey A. Cole, 56, joined us in December 2005 as Assistant Vice President-Controller. Prior to joining us, Mr. Cole served as the Executive Vice President and Chief Financial Officer of George Kerasotes Corporation (GKC Theatres) from July 1995 until May 2005. Prior to joining George Kerasotes Corporation, he served as the Chief Financial Officer—Controller of a bank holding company in Springfield, Illinois.

Gregory S. Wiggins, 35, joined us in September 2010 and was named Assistant Vice President and Chief Accounting Officer in May 2015. Mr. Wiggins has served in various positions at Carmike, most recently as Director of Financial Reporting and Assistant Treasurer. Prior to joining Carmike, Mr. Wiggins was an auditor at Ernst & Young LLP, a public accounting firm.

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
We have a significant amount of indebtedness. As of December 31, 2015, we have approximately $454.7 million of indebtedness outstanding (which reflects our 6.00% Senior Secured Notes, capital leases and financing obligations but does not reflect amounts that may be borrowed under our revolving credit facility (the “Credit Facility”)), all of which is secured, and we have approximately $50.0 million available for borrowings under the Credit Facility, subject to meeting customary borrowing conditions. We also have, and will continue to have, significant lease obligations. As of December 31, 2015, our total operating, capital and financing lease obligations with terms over one year totaled $1,163 million. Our substantial amount of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•
result in an event of default if we fail to satisfy our obligations with respect to our 6.00% Senior Secured Notes due 2023 (the “Senior Secured Notes”) or other debt or fail to comply with the financial and other restrictive covenants contained in the Credit Facility and the Indenture governing the Senior Secured Notes or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to service our indebtedness;

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or general corporate purposes;

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
If the quality of 3-D films released by studios declines or customers lose interest in 3-D, customers may not perceive that the value of viewing a film in 3-D outweighs the incremental cost. This may adversely affect our ability to generate additional revenue from the digital and 3-D movie experience.
Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.
Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theatres. The film distribution business is highly concentrated, therefore any deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. In addition, because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually.
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
Inefficient or ineffective allocation of capital could adversely affect our operating results and/or shareholder value.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects, including new build-to-suit theatres, remodels of existing theatres and acquisitions and periodically returning value to our shareholders through share repurchases. To a large degree, capital efficiency reflects how well we manage our other key risks. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, we may fail to produce optimal financial results and we may experience a reduction in shareholder value.
Labor disputes in the motion picture industry may adversely affect our business.
Any disruption in the production or distribution of motion pictures related to disputes between film producers and film actors or other labor disputes in the motion picture industry could adversely affect our business and results of operations.
We rely heavily on our point-of-sale system to operate our business and a failure of this system could harm our business.
We depend on our point-of-sale computer system to operate our business and issue tickets to patrons at our theatres. A substantial system failure could restrict our ability to issue tickets timely to our patrons and could reduce the attractiveness of our services and cause our patrons to attend another theatre. In addition, we rely on our point-of-sale system to centralize most theatre-level administrative functions at our corporate headquarters such as coordinating payroll, tracking theatre invoices, generating operating reports to analyze film performance and theatre profitability, and generating information to quickly detect theft. Disruption in, changes to, or a breach of the point-of-sale system could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.
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
Our theatre operations are subject to federal, state and local laws governing matters such as construction, renovation and operation of our theatres as well as wages, working conditions, citizenship and health and sanitation requirements and licensing. While we believe that our theatres are in material compliance with these requirements, we cannot predict the extent to which any future laws or regulations that regulate employment matters will impact our operations. At December 31, 2015, approximately 33% of our hourly employees were paid at the federal minimum wage and, accordingly, the minimum wage largely determines our labor costs for those employees. Increases in the minimum wage will increase our labor costs. In addition, changes to overtime rules and other Department of Labor rulings will impact our labor costs. We are subject to various federal, state and local environmental laws. See Item 1 “Business—Regulatory Environment.”
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2015 after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $51.8 million and $58.1 million of federal and state operating loss carryforwards, respectively, with which to offset our future taxable income. The state net operating loss carryforwards are shown net of a valuation allowance for certain state net operating loss carryforwards that are expected to expire unused. The federal net operating loss carryforwards will begin to expire in the year 2020, and certain of the state net operating loss carryforwards began expiring in 2015. If these loss carryforwards are unavailable for our use in future periods, this may adversely affect our results of operations and financial position.
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

Our acquisitions of Digiplex and Sundance triggered ownership changes for these companies during the third quarter of 2014 and fourth quarter of 2015, respectively. We have evaluated the impact of these ownership changes and determined at the acquisition date that both companies had net unrealized built-in gains (“NUBIG”). The NUBIG was determined based on the difference between the fair market value of our assets and their tax basis as of the ownership change date. Because a NUBIG existed with regard to each of these acquisitions, items of income existing before the ownership change date that are recognized during the five-year period beginning on the date of ownership change serve to increase the annual limitation of losses we can utilize under IRC Section 382. Therefore, we do not believe that the ownership changes will significantly limit our ability to utilize net operating losses acquired from Digiplex or Sundance.
We may not be able to realize our deferred tax assets in the future and they may be subject to additional valuation allowances, which could adversely affect our operating results.
Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, and all prudent and feasible tax planning strategies are exhausted, a valuation allowance may need to be established for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and results of operations.
Management’s conclusion at December 31, 2015 that it is more likely than not that our net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income; however, as noted above, we believe, with regard to certain state net operating losses which have a carryforward period shorter than the federal net operating loss carryforward period, that it is more likely than not that these state net operating losses will expire unused. Therefore a valuation allowance against certain state net operating loss carryforwards of $0.9 million was established for the three and twelve months ended December 31, 2015. Management’s judgment regarding the realizability of state net operating loss deferred tax assets may change due to further changes in state tax rates, apportionment, and business concentration.
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
We plan to continue to expand our operations through the development of new theatres and the expansion of existing theatres. We anticipate our development activities in 2016 will consist of up to five theatres. Developing new theatres requires a significant amount of time and resources and poses a number of risks. Construction of new theatres may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. Contractors may have difficulty in obtaining financing for construction. We face significant competition for potential theatre locations. Desirable sites for new theatres may be unavailable or expensive, and the markets in which new theatres are located may deteriorate over time. Additionally, the market potential of new theatre sites cannot be precisely determined, and our theatres may face competition in new markets from unexpected sources. Newly constructed theatres may not perform up to our expectations.
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

When an impairment indicator or triggering event has occurred, we estimate future, undiscounted theatre-level cash flow using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group’s carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow, and significant assumptions include attendance levels, admissions and concessions pricing and the weighted average cost of capital. Accordingly, actual results could vary significantly from such estimates. We had long-lived asset impairment charges, from our continuing operations, totaling $21.7 million over the last five fiscal years. For fiscal years 2015, 2014 and 2013, our impairment charges from our continuing operations were $7.5 million, $3.2 million and $3.7 million, respectively.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2015, we owned, operated, or had an interest in 55 of our theatres and leased 220 of our theatres. A list of our theatres, by state, is included above under “Business—Overview.”
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

ITEM 3.    LEGAL PROCEEDINGS
From time to time we are involved in routine litigation and legal proceedings in the ordinary course of our business, such as personal injury claims, employment matters, contractual disputes and claims alleging Americans with Disabilities Act violations. Currently, there is no pending litigation or proceedings that we believe will have a material effect, either individually or in the aggregate, on our business or financial condition.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently traded on the NASDAQ Global Market under the symbol “CKEC.” The last reported sale price of the common stock on December 31, 2015 was $22.94 per share. The table below sets forth the high and low sales prices of our common stock from January 1, 2015 through December 31, 2015.

2015	High	Low	Dividends
Fourth Quarter	$26.48	$19.67	$—
Third Quarter	$28.61	$18.93	$—
Second Quarter	$34.14	$26.09	$—
First Quarter	$34.94	$24.00	$—
2014	High	Low	Dividends
Fourth Quarter	$32.51	$24.83	$—
Third Quarter	$35.49	$30.50	$—
Second Quarter	$36.22	$27.67	$—
First Quarter	$32.60	$25.63	$—
As of December 31, 2015, there were 271 shareholders of record of our common stock and there were no shares of any other class of stock issued and outstanding.
During fiscal year 2015, we did not make any sales of unregistered equity securities.
On December 7, 2015, our Board of Directors approved a $50 million share repurchase program. The program will expire in December 2018. Under the program, we may repurchase shares in open market transactions or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Cumulative Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
December 2015	188,119,000	$22.44	188,119,000	$45,778
	188,119,000	$22.44
In addition, during January 2016, we repurchased 116,487 shares for approximately $2.6 million. No dividends were paid during fiscal years 2014 and 2015. Currently, we plan to allocate our capital primarily to fund capital projects, including new build-to-suit theatres and remodels of existing theatres, for potential acquisitions and to periodically repurchase stock under our share repurchase program. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.
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
The following stock performance graph compares, for the five year period ended December 31, 2015, the cumulative total stockholder return for Carmike’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”) and a peer group of four public companies engaged in the motion picture exhibition industry and classified under SIC Code 7830-Services-Motion Picture Theatres. The peer group consists of Cinemark Holdings, Inc., Reading

International, Inc., AMC Entertainment Holdings, Inc. and Regal Entertainment Group. Measurement points are the last trading day for each year ended December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015. The graph assumes that $100 was invested on December 31, 2010 in our common stock, the NASDAQ Market Index and a peer group consisting of motion picture exhibitors and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.     SELECTED FINANCIAL DATA
The consolidated selected historical financial and other data below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data”. The selected historical financial and other data for each of the five fiscal years in the year ended December 31, 2015 (other than operating data) are derived from our audited consolidated financial statements, and contains the results of Rave for the period November 15, 2012 to December 31, 2015, the results of Muvico for the period November 20, 2013 to December 31, 2015, the results of Digiplex for the period August 15, 2014 to December 31, 2015, and the results of Sundance for the period October 6, 2015 to December 31, 2015.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions, except per share and per patron data)
Statement of Operations Data:
Revenues:
Admissions	$490.0	$427.2	$398.6	$339.6	$303.3
Concessions and other	314.4	262.7	236.2	194.3	168.7
Total operating revenues	804.4	689.9	634.8	533.9	472.0
Operating costs and expenses:
Film exhibition costs	276.7	235.5	220.3	184.1	163.8
Concession costs	36.2	30.3	29.0	23.0	19.5
Salaries and benefits	101.2	92.0	82.9	70.0	66.6
Theatre occupancy costs	96.7	86.9	66.7	56.0	51.1
Other theatre operating costs	133.5	121.0	100.8	82.9	80.1
General and administrative expenses	34.0	32.2	25.8	24.5	19.1
Lease termination charges	—	—	3.1	—	—
Severance agreement charges	—	—	0.3	0.5	0.8
Depreciation and amortization	56.4	49.2	42.4	33.3	31.8
(Gain) loss on sale of property and equipment	(3.2)	(1.5)	0.3	1.0	0.3
Write-off of note receivable	—	—	—	—	0.8
Impairment of long-lived assets (1)	7.5	3.2	3.7	4.2	3.1
Total operating costs and expenses	739.0	648.8	575.3	479.5	437.0
Operating income	65.4	41.1	59.5	54.4	35.0
Interest expense	50.0	51.7	49.5	36.0	34.1
Loss on extinguishment of debt	17.5	—	—	5.0	—
(Loss) income before income tax and income from unconsolidated affiliates	(2.1)	(10.6)	10.0	13.4	0.9
Income tax expense (benefit) (3)	3.4	(1.4)	6.1	(80.9)	10.3
Income from unconsolidated affiliates	5.1	0.4	1.6	1.2	1.8
(Loss) income before discontinued operations	(0.4)	(8.8)	5.5	95.5	(7.6)
(Loss) income from discontinued operations, net of tax	—	(0.1)	0.2	0.8	(0.1)
Net (loss) income	$(0.4)	$(8.9)	$5.7	$96.3	$(7.7)
Weighted average shares outstanding (in thousands)
Basic	24,595	23,392	19,540	15,761	12,807
Diluted	24,595	23,392	20,051	16,086	12,807
(Loss) income per common share:
Basic	$(0.02)	$(0.38)	$0.29	$6.11	$(0.60)
Diluted	$(0.02)	$(0.38)	$0.29	$5.99	$(0.60)
Dividends declared per share	$—	$—	$—	$—	$—

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (at year end):
Cash and cash equivalents	$102.5	$97.5	$143.9	$68.5	$13.6
Property and equipment, net of accumulated depreciation (1)	484.6	501.5	467.8	444.9	355.9
Total assets	912.7	893.6	844.6	712.7	422.9
Total debt (2)	454.7	445.1	455.3	434.7	315.4
Accumulated deficit	(192.7)	(192.2)	(183.3)	(189.0)	(285.3)
Total stockholders’ equity (deficit)	$289.8	$288.5	$245.8	$149.4	$(5.6)
Other Financial Data:
Net cash provided by operating activities	$101.0	$39.0	$70.7	$52.3	$69.9
Net cash used in investing activities	(79.3)	(68.6)	(79.0)	(52.6)	(29.6)
Net cash (used in) provided by financing activities	(16.7)	(16.7)	83.7	55.2	(39.7)
Capital expenditures	$54.2	$59.7	$37.8	$35.1	$19.3
Operating Data:
Theatres at year end	275	274	252	249	237
Screens at year end	2,938	2,897	2,660	2,502	2,254
Average screens in operation	2,895	2,758	2,516	2,286	2,230
Average screens per theatre	10.7	10.6	10.6	10.0	9.5
Total attendance (in thousands)	64,935	59,056	56,747	50,357	47,177
Average admissions per patron	$7.55	$7.23	$7.06	$6.85	$6.57
Average concessions and other sales per patron	$4.84	$4.45	$4.19	$3.91	$3.66
Average attendance per screen	22,583	21,414	22,558	22,032	21,155

(1)	See the notes to our annual consolidated financial statements with respect to impairments of long-lived assets.

(2)	Includes current maturities of long-term indebtedness, capital lease obligations and financing obligations.

(3)
During the quarter ended December 31, 2012, we determined that it was more likely than not that the majority of our deferred tax assets would be realized in the future and accordingly we released our valuation allowance against our deferred tax assets of $86.5 million.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are one of the largest motion picture exhibitors in the United States and as of December 31, 2015 we owned, operated or had an interest in 275 theatres with 2,938 screens located in 41 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.
As of December 31, 2015, all of our screens are on a digital-based platform, and 258 theatres with 1,088 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.
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
We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. Since 2012, we have acquired over 50 theatres and 700 screens. On October 6, 2015, we completed our acquisition of 5 theatres and 37 screens from Sundance for $35.8 million, inclusive of working capital adjustments. In addition, in January 2016, we acquired 2 theatres and 22 screens from a subsidiary of American Multi-Cinema ("AMC") for $5.4 million.
In addition, we continue to pursue opportunities for organic growth through new theatre development. We opened six new build-to-suit theatres during the year ended December 31, 2015 and added large format auditoriums to three existing theatres. We anticipate opening up to five new build-to-suit theatres in 2016. Four of these new build-to-suit theatres will include in-theatre dining.
During 2015, we completed the conversion of three theatres to our in-theatre dining concept. These theatres features a casual in-theatre dining and movie-going experience for the entire family. In addition to push-button service, these theatres allow patrons to enjoy a wide array of food and beverage options while enjoying a movie in our premium seats. We believe that a single theatre and dining destination provides our patrons with a more convenient and affordable entertainment experience which can lead to increased visits. We intend to convert additional theatres to in-theatre dining as well as construct new build-to-suit in-theatre dining complexes in future years.

Two entertainment complexes acquired from Muvico include a Bogart’s Bar and Grill restaurant. In certain locations, we offer an enhanced food and beverage menu, including the sale of alcoholic beverages. We anticipate expanding our in-theatre dining presence in future years. Revenues generated from the operation of these dining concepts during 2015 were not significant to our consolidated statements of operations.
In 2015, we added four “Big D” format auditoriums. Big D auditoriums include wall to wall screens, the latest in 7.1 surround sound and digital projection for both 2-D and 3-D features. We believe that the Big D format results in a picture quality with noticeably higher resolution. In addition, Big D auditoriums also include leather high-back rocking seats placed for optimal viewing in a stadium seating configuration. We believe that our Big D format enhances the enjoyment of our audiences. We plan to convert additional screens to our Big D format in 2016 and include a Big D auditorium in many of our new theatres.
Twenty-one of our auditoriums feature IMAX digital projection systems. In October 2013, we entered into a new revenue-sharing agreement with IMAX for 10 IMAX theatre systems to be installed in new construction projects and existing multiplexes. In July 2015, we expanded our revenue-sharing agreement with the addition of 3 additional IMAX theatre systems. As of December 31, 2015, 10 of the 13 IMAX theatre systems had been installed.
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

Revenues
We derive almost all of our revenues from box office receipts and concession sales with additional revenues from screen advertising sales, our two Bogart’s restaurants, our Hollywood Connection fun center, and other revenue streams, such as electronic video games located in some of our theatres and theatre rental fees. Successful films released during the year ended December 31, 2015 included Star Wars: The Force Awakens, which became the top grossing domestic box office film in history with over $900 million in domestic box office revenue, including over $600 million in domestic box office revenue in 2015, Jurassic World, which grossed over $600 million in domestic box office revenues; Avengers: Age of Ultron, which grossed over $400 million in domestic box office revenue and Inside Out, Furious 7 and Minions, which each grossed over $300 million in domestic box office revenues. We recognize admissions revenues when movie tickets are sold at the box office and concession sales revenues when the products are sold in the theatre. Admissions and concession sales revenues depend primarily upon attendance, ticket price and the price and volume of concession sales. Our attendance is affected by the quality and timing of movie releases and our ability to obtain films that appeal to patrons in our markets.
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

	Year Ended December 31,
	2015	2014	2013
Revenues:
Admissions	61%	62%	63%
Concessions and other	39%	38%	37%
Total operating revenues	100%	100%	100%
Operating costs and expenses:
Film exhibition costs (1)	34%	34%	34%
Concession costs	4%	4%	5%
Salaries and benefits	13%	13%	13%
Theatre occupancy costs	12%	13%	10%
Other theatre operating costs	17%	18%	16%
General and administrative expenses	4%	4%	4%
Lease termination charges	—%	—%	—%
Severance agreement charges	—%	—%	—%
Depreciation and amortization	7%	7%	7%
(Gain) loss on sale of property and equipment	—%	—%	—%
Impairment of long-lived assets	1%	1%	1%
Total operating costs and expenses	92%	94%	90%
Operating income	8%	6%	10%
Interest expense	6%	7%	8%
Loss on extinguishment of debt	2%	—	—
(Loss) income before income tax and income from unconsolidated affiliates	—%	(1)%	2%
Income tax (benefit) expense	1%	—%	1%
Income from unconsolidated affiliates	1%	—%	—%
(Loss) income from continuing operations	—%	(1)%	1%
(Loss) income from discontinued operations	—%	—%	—%
Net (loss) income	—%	(1)%	1%

(1)	Film exhibition costs include advertising expenses.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation and includes the impact of the acquired Digiplex and Sundance theatres (collectively the “Purchased Theatres”) from August 15, 2014 and October 6, 2015, respectively.

	Year ended December 31,
	2015	2014
Average theatres	272	262
Average screens	2,895	2,758
Average attendance per screen (1)	22,583	21,414
Average admission per patron (1)	$7.55	$7.23
Average concessions and other sales per patron (1)	$4.84	$4.45
Total attendance (in thousands) (1)	64,935	59,056
Total revenues (in thousands)	$804,368	$689,929

(1)	Includes activity from theatres designated as discontinued operations and reported as such in the consolidated statements of operations for 2014.
According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for 2015 were estimated to have increased by approximately 7.4% in comparison to 2014. The increase was primarily due to record-setting annual box office revenues driven by high profile films, such as Jurassic World and Star Wars: The Force Awakens, each of which grossed over $650 million in box office revenues in 2015. We experienced an increase of 14.7% in admissions revenues for 2015. Excluding incremental admissions revenues of $29.9 million from the Purchased Theatres, our admissions revenues increased 7.9% for 2015. We believe our admissions revenue increased more than that of the industry due to certain films that played better in our smaller markets than in larger metropolitan markets and increased admission per patron associated with the adoption of a tax on top pricing policy in the fourth quarter of 2015.
Total revenues increased 16.6% to $804.4 million for the year ended December 31, 2015 compared to $689.9 million for the year ended December 31, 2014, due to an increase in total attendance from 59.1 million in 2014 to 64.9 million in 2015, an increase in average admissions per patron from $7.23 in 2014 to $7.55 in 2015, an increase in concessions and other sales per patron from $4.45 in 2014 to $4.84 in 2015 and revenue related to unredeemed gift cards of approximately $3.1 million. Excluding incremental total revenues from the Purchased Theatres, total revenues increased 9.9% to $739.6 million from $673.2 million in 2014. The increase in total revenues, excluding the Purchased Theatres, was due to an increase in total attendance from 57.6 million to 59.8 million, an increase in average admissions per patron from $7.23 in 2014 to $7.51 in 2015 and an increase in concessions and other sales per patron from $4.46 in 2014 to $4.86 in 2015 and revenue related to unredeemed gift cards and other advanced sale-type certificates of approximately $3.6 million. The increases in admissions per patron were primarily attributable to nominal inflationary price increases, increases in attendance at premium format shows, such as 3D and Big D/IMAX, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards and other advanced sale-type certificates. The increases in concessions and other sales per patron were primarily attributable to nominal inflationary price increases, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards and other advanced sale-type certificates.
Admissions revenues increased 14.7% to $490.0 million in 2015 from $427.2 million in 2014, due to increased attendance resulting from the favorable 2015 Industry box office, attendance from the Purchased Theatres, an increase in average admissions per patron and revenues related to unredeemed gift cards and other advanced sale-type certificates. Excluding incremental admissions revenues of $29.9 million from the Purchased Theatres, admissions revenue increased 7.9% to $449.1 million in 2015 from $416.2 million in 2014. Concessions and other revenues increased 19.7% to $314.4 million in 2015 from $262.7 million in 2014, due to increased attendance resulting from the favorable 2015 Industry box office, attendance from the Purchased Theatres, an increase in average concessions and other sales per patron and revenues related to unredeemed gift cards and other advanced sale-type certificates. Excluding incremental concessions and other revenues from the Purchased Theatres, concessions and other revenues increased 13.0% to $290.5 million in 2015 from $257.0 million in 2014.
We operated 275 theatres with 2,938 screens at December 31, 2015 and 274 theatres with 2,897 screens at December 31, 2014.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented and includes the impact of incremental expenses from the Purchased Theatres from August 15, 2014 and October 6, 2015, respectively.

	Year ended December 31,
($’s in thousands)	2015	2014	% Change
Film exhibition costs	$276,654	$235,457	17
Concession costs	$36,173	$30,310	19
Salaries and benefits	$101,203	$91,954	10
Theatre occupancy costs	$96,710	$86,876	11
Other theatre operating costs	$133,537	$121,025	10
General and administrative expenses	$34,028	$32,268	5
Depreciation and amortization	$56,380	$49,234	15
Gain on sale of property and equipment	$(3,234)	$(1,451)	n/m
Impairment of long-lived assets	$7,529	$3,212	n/m
Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2015 increased to $276.7 million as compared to $235.5 million for the year ended December 31, 2014 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 56.5% for the year ended December 31, 2015 as compared to 55.1% for the year ended December 31, 2014. Excluding incremental film exhibition costs from the Purchased Theatres, film exhibition costs for the year ended December 31, 2015 increased to $254.6 million as compared to $229.8 million for the year ended December 31, 2014 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the Purchased Theatres, film exhibition costs were 56.7% for the year ended December 31, 2015 as compared to 55.2% for the year ended December 31, 2014. As a percentage of admissions revenue, film exhibition costs were higher for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of more top-tier films in 2015, which typically carry higher film rent.
Concessions costs. Concession costs for the year ended December 31, 2015 increased to $36.2 million as compared to $30.3 million for the year ended December 31, 2014. As a percentage of concessions and other revenues, concession costs were 11.5% for the years ended December 31, 2015 and December 31, 2014. Excluding incremental concession costs from the Purchased Theatres, concession costs for the year ended December 31, 2015 increased to $33.6 million as compared to $29.5 million for the year ended December 31, 2014. Excluding the Purchased Theatres, as a percentage of concessions and other revenues, concession costs were 11.6% for the year ended December 31, 2015, as compared to 11.5% for the year ended December 31, 2014. The increase in concession costs for the year ended December 31, 2015 is due primarily to increased concessions and other revenues resulting from higher attendance in 2015 and increased attendance from the Purchased Theatres. Concession costs as a percentage of concessions and other revenues remained consistent between 2015 and 2014 as the impact of our rollout of expanded food and beverage items that carry lower margins was offset by increased concessions and other revenues from our tax on top pricing strategy and increased revenues related to unredeemed gift cards and other advanced sale-type certificates.
Salaries and benefits. Salaries and benefits for the year ended December 31, 2015 increased to $101.2 million as compared to $92.0 million for the year ended December 31, 2014. Excluding incremental salaries and benefits associated with the Purchased Theatres, salaries and benefits increased to $92.9 million for the year ended December 31, 2015 from $89.5 million for the year ended December 31, 2014, primarily due to increased staffing levels reflecting the increase in attendance.
Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the year ended December 31, 2015 increased to $96.7 million as compared to $86.9 million for the year ended December 31, 2014. Excluding incremental theatre occupancy costs associated with the Purchased Theatres, theatre occupancy costs increased $4.5 million from $84.3 million to $88.8 million. The increase in theatre occupancy costs, excluding theatre occupancy costs associated with the Purchased Theatres, for the year ended December 31, 2015 is primarily due to an increase in rent expense of $4.1 million associated with net theatre openings and closings during 2015.

Other theatre operating costs. Other theatre operating costs for the year ended December 31, 2015 increased to $133.5 million as compared to $121.0 million for the year ended December 31, 2014. Excluding incremental other theatre operating costs from the Purchased Theatres, other theatre operating costs for the year ended December 31, 2015 increased to $123.4 million as compared to $117.9 million for the year ended December 31, 2014. The increase in our other theatre operating costs, excluding other theatre operating costs associated with the Purchased Theatres, are primarily the result of increases in premium format usage fees of $2.0 million which resulted from the favorable 2015 Industry box office, repairs and maintenance costs of $0.9 million and communication expense of $0.8 million.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2015 increased to $34.0 million as compared to $32.2 million for the year ended December 31, 2014. The increase in our general and administrative expenses is primarily the result of increases of $1.4 million of share-based compensation expense primarily related to certain retirement eligible employees and increases in salaries and benefits of $1.7 million, which was partially offset by decreases in professional fees related to acquisition activities of $2.1 million.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2015 increased to $56.4 million as compared to $49.2 million for the year ended December 31, 2014 due to a combination of higher balances of property and equipment due to theatre openings and recent acquisitions.
Net gain on sales of property and equipment. We recognized a net gain of $3.2 million on the sales of property and equipment for the year ended December 31, 2015 as compared to a net gain of $1.5 million for the year ended December 31, 2014. Our gains and losses primarily result from the disposition of surplus and underperforming property and equipment.
Impairment of long-lived assets. Impairment of long-lived assets for the year ended December 31, 2015 increased to $7.5 million compared to $3.2 million for the year ended December 31, 2014. For 2015, impairment charges related to fixed assets, calculated using valuation inputs as of the date of the impairment analysis, were primarily the result of deterioration in the full-year operating results of certain theatres resulting in $3.4 million in impairment charges using valuation inputs as of the date of the impairment analysis, the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $3.5 million in impairment charges using valuation inputs as of the date of the impairment analysis and a decline in the market value of a previously closed theatre resulting in an impairment charge of $0.6 million.
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
Operating income. Operating income for the year ended December 31, 2015 was $65.4 million compared to operating income of $41.0 million for the year ended December 31, 2014. Excluding incremental operating income from the Purchased Theatres, operating income for the year ended December 31, 2015 was $59.2 million compared to $41.9 million for the year ended December 31, 2014. The changes in our operating income, excluding incremental operating income from the Purchased Theatres, are primarily due to increased attendance resulting from the favorable 2015 Industry box office and the factors described above.
Interest expense, net. Interest expense, net for the year ended December 31, 2015 decreased to $50.0 million from $51.7 million for the year ended December 31, 2014. The decrease is primarily related to a decrease in the weighted average interest rate of the 6.00% Senior Secured Notes compared to the 7.375% Senior Secured Notes and a reduction in capital lease and financing obligation balances.
Loss on extinguishment of debt. We recognized a loss on extinguishment of debt of $17.5 million during the twelve months ended December 31, 2015 due to the write-off of unamortized debt issuance costs, including a prepayment penalty of $11.6 million related to the termination of the 7.375% Senior Secured Notes.

Income tax.

	Year Ended December 31,
	2015	2014
Pre-tax loss from continuing operations	$(2,120)	$(10,663)
Federal tax benefit, at statutory rates	(742)	(3,732)
State tax expense, net of federal tax effects	842	13
Change in state valuation allowance	860	—
Entity restructuring reduction in state deferred tax assets	—	1,597
Non-deductible transaction costs	102	849
Permanent non-deductible expenses	223	203
Non-deductible executive compensation	508	—
Impact of equity investment income at statutory tax rate	1,795	128
Tax effect of uncertain tax position	4	(302)
Employment credits	(100)	(100)
Other	(36)	(63)
Total tax expense (benefit) from continuing operations	$3,456	$(1,407)

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the fourth quarter of 2008, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date.
We recognized income tax expense of $3.5 million during the year ended December 31, 2015, compared to an income tax benefit of $1.4 million during the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was approximately 114.9%. Our tax rate was different from the statutory tax rate primarily due to state income taxes, a reduction in deferred tax assets resulting from the expiration of certain state NOL’s, the establishment of a valuation allowance for certain state NOL's not expected to be utilized based on projected future taxable income and other expenses that are not deductible for tax purposes including certain executive compensation.
As of December 31, 2015 and 2014, the amount of unrecognized tax benefits related to continuing operations was $0.2 million.

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
Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the year ended December 31, 2014 increased to $235.5 million as compared to $220.3 million for the year ended December 31, 2013 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, film exhibition costs were 55.1% for the year ended December 31, 2014 as compared to 55.3% for the year ended December 31, 2013, primarily as a result of more top-tier films in 2013, which typically carry higher film rent. Excluding incremental film exhibition costs from the Acquired Theatres, film exhibition costs for the year ended December 31, 2014 decreased to $211.6 million as compared to $220.3 million for the year ended December 31, 2013 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the Acquired Theatres, film exhibition costs were 55.1% for the year ended December 31, 2014 as compared to 55.3% for the year ended December 31, 2013.

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

Liquidity and Capital Resources
General
We utilize operating cash flows in excess of those required to operate our business, to fund capital projects, including new build-to-suit theatres and acquisitions, and to periodically repurchase stock under our share repurchase program. We had a working capital surplus of $27.9 million as of December 31, 2015 compared to a working capital surplus of $35.2 million at December 31, 2014. The working capital surplus at December 31, 2015 and 2014 resulted from proceeds of $88.0 million received from our common stock offering in July 2013.
At December 31, 2015, we had available borrowing capacity of $50 million under our revolving credit facility and approximately $102.5 million in cash and cash equivalents on hand as compared to available borrowing capacity of $25 million under our revolving credit facility and approximately $97.5 million in cash and cash equivalents on hand at December 31, 2014. The material terms of our revolving credit facility (including limitation on our ability to freely use all the available borrowing capacity) are described below in “Credit Agreement and Covenant Compliance.”
Net cash provided by operating activities was $101.0 million for the year ended December 31, 2015 as compared to $39.0 million for the same period in 2014. The increase in cash flow from operating activities was due primarily to increased operating revenues resulting from record industry box office attendance, increased admissions revenue per patron and concessions and other revenues per patron, the full year impact of the Digiplex theatres acquired in August 2014, and the Sundance theatres acquired in October 2015, as well as an increase in accounts payable and accrued expenses of $7.9 million compared to the prior period, which was partially offset by a decrease in accounts receivable balances of $2.4 million compared to the prior year. Net cash used in investing activities was $79.3 million for the year ended December 31, 2015 as compared to $68.6 million for the same period in 2014. The increase in our net cash used in investing activities is primarily due to an increase of $19.6 million in cash spent on theatre acquisitions in 2015, partially offset by an increase in the proceeds from sales of property and equipment of $3.6 million and a decrease in purchases of property and equipment, of $5.5 million. Capital expenditures were $54.2 million for the year ended December 31, 2015 as compared to $59.7 million for the same period in 2014. For the year ended December 31, 2015 and 2014, net cash used in financing activities was $16.7 million. For the year ended December 31, 2015, net cash used in financing activities was primarily the result of debt issuance costs associated with the refinancing of our senior secured notes in 2015 and repayments of capital leases and financing obligations. For the year ended December 31, 2014, net cash used in financing activities was primarily related to the repayment of debt assumed as part of the Digiplex acquisition and the repayment of capital leases and financing obligations.

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
We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. In 2015, we closed ten of our underperforming theatres and estimate closing approximately ten theatres in 2016.
We plan to make approximately $60 million in capital expenditures for calendar year 2016. We opened six new build-to-suit theatres in 2015 and anticipate opening approximately five new build-to-suit theatres in 2016. In 2010, we began installing our own large digital format screen in select theatres. The Big D-Large Format Digital Experience includes a larger screen, enhanced sound and premium seating accommodations. We intend to roll out additional Big D-Large Format Digital Experience auditoriums during 2016. In addition, 21 of our auditoriums feature IMAX digital projection systems. In October 2013, we entered into a new revenue-sharing agreement with IMAX for 10 IMAX theatre systems to be installed in new construction projects and existing multiplexes. In July 2015, we expanded our revenue-sharing agreement with the addition of 3 additional IMAX theatre systems. As of December 31, 2015, 10 of the 13 IMAX theatre systems had been installed.
We actively seek ways to grow our circuit through the building of new theatres and strategic acquisitions. On October 6, 2015, we completed our acquisition of 5 theatres and 37 screens from Sundance Cinemas, LLC. (“Sundance”) for $35.8 million, inclusive of working capital adjustments. In addition, in January 2016, we acquired 2 theatres and 22 screens from a subsidiary of AMC for $5.4 million.
On December 7, 2015, our Board of Directors approved a $50 million share repurchase program. The program will expire in December 2018. Under the program, we may repurchase shares in open market transactions or through privately negotiated transactions. The repurchase program may be suspended or discontinued at any time. During the three months ended December 31, 2015, we repurchased 188,119 shares of our common stock at an aggregate purchase price of approximately $4.2 million. Subsequent to December 31, 2015, we have repurchased 116,487 shares of our common stock at an aggregate purchase price of approximately $2.6 million.
No dividends were paid during fiscal years 2014 and 2015. Currently, we plan to allocate our capital primarily to fund capital projects, including new build-to-suit theatres and for potential acquisitions. The payment of future dividends is subject to our Board of Directors’ discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.
6.00% Senior Secured Notes
On June 17, 2015, we issued $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay our $210.0 million senior secured notes that were due in May 2019. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of $7.0 million are recorded as a reduction to the associated long-term debt and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.
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
Revolving Credit Facility
On June 17, 2015, we entered into a revolving credit facility (the “Credit Facility”) by and among us, as borrower, the banks and other financial institutions or entities from time to time parties to the credit agreement governing the Credit Facility (the “Credit Agreement”), as lenders, and JP Morgan Securities LLC, Macquarie Capital (USA) Inc. and RBC Capital Markets as Joint Lead Arrangers and Joint Bookrunners as lenders under the Credit Facility as initially in effect. Debt issuance costs and other transaction fees of approximately $1.9 million related to the Credit Facility are included in other non-current assets and amortized over the life of the debt as interest expense.
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
As of December 31, 2015, none of our accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under our most restrictive covenants was approximately $176 million.
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
In the event of a bankruptcy or insolvency event of default, the Credit Facility will automatically terminate, and all obligations thereunder will immediately become due and payable. As of December 31, 2015, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.
Debt Service
Our ability to service our indebtedness will require a significant amount of cash. Our ability to generate this cash will depend largely on future operations. Based upon our current level of operations and our 2016 business plan, we believe that cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our liquidity needs for the next 12 months.
Contractual Obligations
The following table reflects our contractual obligations as of December 31, 2015:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
6.00% Notes (1)	$—	$—	$—	$230.0	$230.0
Interest payments – 6.00% Notes (2)	13.8	27.6	27.6	33.9	102.9
Financing obligations, including interest	33.8	73.0	79.0	213.0	398.8
Capital lease obligations, including interest	6.4	12.9	9.2	13.4	41.9
Operating leases	89.2	157.4	148.9	456.4	851.9
Christie contract	0.1	—	—	—	0.1
FIN 48 liabilities (3)	—	—	—	—	—
Employment agreement with Chief Executive Officer	0.7	0.3	—	—	1.0
Total contractual cash obligations	$144.0	$271.2	$264.7	$946.7	$1,626.6

(1)	Includes only principal payments on the Senior Secured Notes.

(2)
The contractual obligations table includes scheduled interest payments on our 6.00% Notes. The table does not include any scheduled interest payments on our variable rate revolving Credit Facility. As of December 31, 2015, no amounts were drawn under our revolving Credit Facility. The interest rate for borrowing under our revolving credit facility is the London interbank offered rate (“LIBOR”) plus a margin of 2.75%, or Base Rate (as defined in the revolving credit facility) plus a margin of 1.75%, as we may elect.

(3)
The contractual obligations table excludes the long-term portion of our FIN 48 liabilities of $0.2 million associated with unrecognized federal tax benefits because the timing of the related payments was not reasonably estimable as of December 31, 2015.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet financing transactions or arrangements other than disclosed in the table above.
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
We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Because we started our gift card program in 2012, we have not had a sufficient level of historical redemption rates to allow us to reasonably estimate the amount of gift cards sold that would be unredeemed ("breakage rate"). We were able to reasonably estimate the breakage rate for other advanced sale-type certificates based on historical redemption rates, as these programs have been in effect for a significant period of time. At the end of the fourth quarter of 2015, we concluded that a sufficient level of historical redemption rates had been established to allow us to reasonably estimate the breakage rate on unredeemed gift cards. During the three months ended December 31, 2015, we recognized breakage income from gift cards of approximately $3.1 million. The breakage income relates to gift cards sold, but unredeemed, since inception of our gift card program. Estimated breakage revenue is recognized over time in proportion to actual gift card redemption rates and is allocated proportionally to admissions and concessions and other revenues. Revenue recognition related to all unredeemed gift cards and other advanced sale-type certificates totaled $3.6 million, $1.1 million and $0.5 million in 2015, 2014 and 2013, respectively.
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

For the years ended December 31, 2015, 2014 and 2013, we recorded impairment charges, including discontinued operations, of $7.5 million, $3.2 million and $3.9 million, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the continued deterioration in the full-year operating results of theatres impaired in prior years and a decline in the market value of a previously closed theatre. At this time, the Company is not aware of any future impairment charges. However, events or circumstances could arise which may result in a theatre’s asset carrying value to not be recoverable.
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
We recognize deferred tax assets and liabilities based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. We regularly assess the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such positive and negative factors as our earnings history, expected future earnings, carryback and carryforward periods, IRC limitations, the availability of suitable motion pictures for exhibition in our markets, competition within the exhibition industry and tax strategies that could enhance the chances of a realization of a deferred tax asset. We believe that our future taxable income will primarily be generated from our continuing operations. When factors indicate that recovery is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year that conclusion is made. The Company believes, with regard to certain state net operating losses which have a carryforward period shorter than the federal net operating loss carryforward period, that it is more likely than not that these state net operating losses will expire unused. Therefore, a valuation allowance against certain state net operating loss carryforwards of $0.9 million was established for the three and twelve months ended December 31, 2015.

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
Our acquisitions of Digiplex and Sundance triggered ownership changes for these companies during the third quarter of 2014 and fourth quarter of 2015, respectively. We have evaluated the impact of these ownership changes and determined at the acquisition date that both companies had net unrealized built-in gains (“NUBIG”). The NUBIG was determined based on the difference between the fair market value of our assets and their tax basis as of the ownership change date. Because a NUBIG existed with regard to each of these acquisitions, items of income existing before the ownership change date that are recognized during the five-year period beginning on the date of ownership change serve to increase the annual limitation of losses we can utilize under IRC Section 382. Therefore, we do not believe that the ownership changes will significantly limit our ability to utilize net operating losses acquired from Digiplex or Sundance.
We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in our consolidated statements of operations. As of December 31, 2015 and 2014, the amount of unrecognized tax benefits related to continuing operations was $0.2 million, all of which would affect our annual tax rate, if recognized.
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
We periodically close certain theatres due to an expiring lease, underperformance or the opportunity to better deploy invested capital, and classify the operations and cash flows as discontinued operations when we no longer have operations in a given market. The operations and cash flows associated with these closed theatres are not significant to our consolidated statement of operations or cash flows. We adopted this ASU during the second fiscal quarter of 2014 and do not believe that the majority of future theatre closures will be classified as discontinued operations or will be considered individually significant components.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the potential impact of adopting this guidance, but do not believe that it will have a significant impact on our consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3)the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. We do not believe that this guidance will have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. We adopted this ASU during our second fiscal quarter of 2015 and have retrospectively presented debt issuance costs, other than those costs associated with our revolving credit facility, previously classified as an asset on our consolidated balance sheets.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value. Current guidance requires inventory to be measured at the lower of cost or market. The ASU does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. This ASU is effective for annual periods, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not believe that this guidance will have a significant impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify the Securities and Exchange Commission's ("SEC") position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 allows for an entity to present debt issuance costs incurred before a debt liability is recognized or associated with a revolving-debt agreement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 will not impact our consolidated financial statements as we currently present debt issuance costs related to our line-of-credit agreement in accordance with this guidance.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments made to provisional amounts recognized in a business combination be recognized in the reporting period in which the adjustments are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. We adopted ASU 2015-16 during the three months ended September 30, 2015. We do not believe that this guidance will have a significant impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. We adopted this ASU during our fourth fiscal quarter of 2015 and will prospectively present deferred tax asset and deferred tax liability balances as noncurrent in our classified balance sheet. Prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. We are currently evaluating the impact of this new standard on our consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks. Our Credit Facility, which was undrawn at December 31, 2015, is a floating rate debt instrument and, therefore, is subject to market risk related to changes in interest rates. Our debt is based on a structure that is priced over an index or LIBOR rate option. As of December 31, 2015, if our $50 million revolving credit agreement was fully drawn, a 1% increase in interest rates would increase interest expense by $0.5 million on an annual basis. Our Senior Secured Notes carry a fixed interest rate and are therefore not subject to market risk related to changes in interest rates.
We have 45 theatre leases that have increases contingent on changes in the Consumer Price Index (“CPI”). A 1% change in the CPI would increase rent expense by approximately $3.7 million over the remaining lives of these leases.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Carmike Cinemas, Inc.
Columbus, Georgia
We have audited the accompanying consolidated balance sheets of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Carmike Cinemas, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 29, 2016

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$102,511	$97,537
Restricted cash	593	395
Accounts receivable	16,207	18,635
Inventories	5,115	3,733
Deferred income tax asset	—	4,691
Prepaid expenses and other current assets	20,082	18,131
Total current assets	144,508	143,122
Property and equipment:
Land	45,265	49,887
Buildings and building improvements	345,451	343,718
Leasehold improvements	204,064	187,433
Assets under capital leases	49,173	50,398
Equipment	300,518	281,736
Construction in progress	10,617	26,709
Total property and equipment	955,088	939,881
Accumulated depreciation and amortization	(470,482)	(438,378)
Property and equipment, net of accumulated depreciation	484,606	501,503
Goodwill	151,716	125,515
Intangible assets, net of accumulated amortization	2,596	3,007
Investments in unconsolidated affiliates	8,033	5,079
Deferred income tax asset, net of valuation allowance	106,300	101,847
Other	14,899	13,544
Total assets	$912,658	$893,617
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$50,527	$42,181
Accrued expenses	32,099	32,563
Deferred revenue	23,995	23,513
Current maturities of capital leases and long-term financing obligations	9,978	9,667
Total current liabilities	116,599	107,924
Long-term liabilities:
Long-term debt	223,406	205,205
Capital leases and long-term financing obligations, less current maturities	221,315	230,203
Deferred revenue	29,512	30,669
Other	32,055	31,071
Total long-term liabilities	506,288	497,148
Commitments and contingencies (Notes 17 and 18)	—	—
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 25,410,153 shares issued and 24,598,206 shares outstanding at December 31, 2015, and 24,935,103 shares issued and 24,420,032 shares outstanding at December 31, 2014	754	744
Treasury stock, 811,947 and 515,071 shares at cost at December 31, 2015 and 2014, respectively	(21,289)	(13,565)
Paid-in capital	502,975	493,587
Accumulated deficit	(192,669)	(192,221)
Total stockholders’ equity	289,771	288,545
Total liabilities and stockholders’ equity	$912,658	$893,617
The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Admissions	$490,001	$427,212	$398,610
Concessions and other	314,367	262,717	236,225
Total operating revenues	804,368	689,929	634,835
Operating costs and expenses:
Film exhibition costs	276,654	235,457	220,260
Concession costs	36,173	30,310	29,052
Salaries and benefits	101,203	91,954	82,985
Theatre occupancy costs	96,710	86,876	66,651
Other theatre operating costs	133,537	121,025	100,800
General and administrative expenses	34,028	32,268	25,838
Lease termination charges	—	—	3,063
Severance agreement charges	—	—	253
Depreciation and amortization	56,380	49,234	42,378
(Gain) loss on sale of property and equipment	(3,234)	(1,451)	275
Impairment of long-lived assets	7,529	3,212	3,726
Total operating costs and expenses	738,980	648,885	575,281
Operating income	65,388	41,044	59,554
Interest expense	49,958	51,707	49,546
Loss on extinguishment of debt	17,550	—	—
(Loss) income before income tax and income from unconsolidated affiliates	(2,120)	(10,663)	10,008
Income tax expense (benefit)	3,456	(1,407)	6,104
Income from unconsolidated affiliates	5,128	366	1,643
(Loss) income from continuing operations	(448)	(8,890)	5,547
(Loss) income from discontinued operations (Note 15)	—	(52)	206
Net (loss) income	$(448)	$(8,942)	$5,753
Weighted average shares outstanding:
Basic	24,595	23,392	19,540
Diluted	24,595	23,392	20,051
(Loss) income per common share (Basic and Diluted):
(Loss) income from continuing operations	$(0.02)	$(0.38)	$0.28
(Loss) income from discontinued operations	—	—	0.01
Net (loss) income	$(0.02)	$(0.38)	$0.29
The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	18,244	$540	(457)	$(11,740)	$349,666	$(189,032)	$149,434
Stock issuance	5,175	155	—	—	87,885	—	88,040
Net income	—	—	—	—	—	5,753	5,753
Purchase of treasury stock	—	—	(11)	(174)	—	—	(174)
Stock options exercised	15	—	—	—	125	—	125
Stock-based compensation	94	3	—	—	2,527	—	2,530
Net excess tax benefits from stock-based compensation	—	—	—	—	103	—	103
Balance at December 31, 2013	23,528	$698	(468)	$(11,914)	$440,306	$(183,279)	$245,811
Stock issued through stock purchase plans	2	—	—	—	55	—	55
Shares issued for acquisition	1,382	42	—	—	47,232	—	47,274
Net loss	—	—	—	—	—	(8,942)	(8,942)
Purchase of treasury stock	—	—	(47)	(1,651)	—	—	(1,651)
Stock options exercised	3	—	—	—	18	—	18
Stock-based compensation	20	4	—	—	4,905	—	4,909
Net excess tax benefits from stock-based compensation	—	—	—	—	1,071	—	1,071
Balance at December 31, 2014	24,935	$744	(515)	$(13,565)	$493,587	$(192,221)	$288,545
Stock issued through stock purchase plans	6	—	—	—	136	—	136
Net loss	—	—	—	—	—	(448)	(448)
Purchase of treasury stock	—	—	(297)	(7,724)	—	—	(7,724)
Stock options exercised	76	2	—	—	1,109	—	1,111
Stock-based compensation	393	8	—	—	6,333	—	6,341
Net excess tax benefits from stock-based compensation	—	—	—	—	1,810	—	1,810
Balance at December 31, 2015	25,410	$754	(812)	$(21,289)	$502,975	$(192,669)	$289,771
The accompanying notes are an integral part of these consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(448)	$(8,942)	$5,753
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	56,380	49,235	42,536
Amortization of debt issuance costs	1,359	1,450	1,450
Impairment of long-lived assets	7,529	3,212	3,869
Loss on extinguishment of debt	17,550	—	—
Deferred income taxes	4,877	7,380	3,644
Stock-based compensation	6,341	4,909	2,527
Excess tax benefits from share-based payment arrangements	(1,810)	(1,071)	(103)
(Income) loss from unconsolidated affiliates	(3,334)	1,430	(14)
Other	520	496	473
Gain on sale of property and equipment	(3,234)	(1,451)	(528)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable and inventories	1,073	(9,556)	(781)
Prepaid expenses and other assets	(1,769)	(4,283)	(2,455)
Accounts payable	15,720	(11,386)	12,969
Accrued expenses and other liabilities	607	5,399	878
Deferred construction allowances	—	1,632	—
Earnout payments for acquisitions	(849)	—	—
Distributions from unconsolidated affiliates	495	549	468
Net cash provided by operating activities	101,007	39,003	70,686
Cash flows from investing activities:
Purchases of property and equipment	(54,211)	(59,679)	(37,812)
Funding of restricted cash	(198)	(43)	(59)
Purchase acquisition, net of acquired cash	(35,713)	(16,146)	(42,928)
Investment in unconsolidated affiliates	(148)	(109)	(20)
Proceeds from sale of property and equipment	10,948	7,346	1,804
Net cash used in investing activities	(79,322)	(68,631)	(79,015)
Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	230,000	—	—
Repayments of long-term debt	(223,022)	(9,099)	—
Repayments of capital lease and long-term financing obligations	(8,723)	(7,096)	(4,432)
Issuance of common stock	136	55	88,043
Proceeds from exercise of stock options	1,111	18	125
Excess tax benefits from share-based payment arrangements	1,810	1,071	103
Purchase of treasury stock	(7,479)	(1,651)	(174)
Earnout payment for acquisitions	(1,570)	—	—
Debt issuance costs	(8,974)	—	—
Net cash (used in) provided by financing activities	(16,711)	(16,702)	83,665
Increase (decrease) in cash and cash equivalents	4,974	(46,330)	75,336
Cash and cash equivalents at beginning of year	97,537	143,867	68,531
Cash and cash equivalents at end of year	$102,511	$97,537	$143,867
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$49,505	$49,788	$47,647
Income taxes, net	$(5,410)	$980	$5,657
Non-cash investing and financing activities:
Non-cash purchase of property and equipment	$900	$9,518	$2,631
Assets acquired through capital lease obligations	$531	$—	$—
Net assets received for shares issued	$—	$47,274	$—
Liabilities assumed in theatre acquisitions	$2,242	$9,996	$2,285
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
AS OF DECEMBER 31, 2015 AND 2014 AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in thousands except per share data)
NOTE 1—ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION
Carmike Cinemas, Inc. and its subsidiaries (referred to as “Carmike”, “we”, “us”, “our”, and the “Company”) is one of the largest motion picture exhibitors in the United States. The Company owns, operates or has an interest in 275 theatres in 41 states. Of the Company’s 275 theatres, 260 show films on a first-run basis and 15 are discount theatres. The Company targets primarily mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment. The Company’s primary business is the operation of motion picture theatres which generate revenues principally through admissions and concessions sales.
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
We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admission and concession revenue when a holder redeems a gift card or other advanced sale-type certificate. We recognize revenue from unredeemed gift cards and other advanced sale-type certificates upon the later of expiration or when redemption becomes unlikely. Our conclusion that redemption is unlikely is based on an analysis of historical trends. Because we started our gift card program in 2012, we have not had a sufficient level of historical redemption rates to allow us to reasonably estimate the amount of gift cards sold that would be unredeemed ("breakage rate"). We were able to reasonably estimate the breakage rate for other advanced sale-type certificates based on historical redemption rates, as these programs have been in effect for a significant period of time. At the end of the fourth quarter of 2015, we concluded that a sufficient level of historical redemption rates had been established to allow us to reasonably estimate the breakage rate on unredeemed gift cards. During the three months ended December 31, 2015, we recognized breakage income from gift cards of approximately $3,055. The breakage income relates to gift cards sold, but unredeemed, since inception of our gift card program. Estimated breakage revenue is recognized over time in proportion to actual gift card redemption rates and is allocated proportionally to admissions and concessions and other revenues. Revenue recognition related to all unredeemed gift cards and other advanced sale-type certificates totaled $3,581, $1,081 and $500 in 2015, 2014 and 2013, respectively.
Film Exhibition Costs
Film exhibition costs vary according to box office admissions and are accrued based on the Company’s terms and agreements with movie distributors. Some agreements provide for rental fees based on “firm terms” which are negotiated and established prior to the opening of the picture. These agreements usually provide for either a decreasing percentage of box office admissions to be paid to the movie studio over the first few weeks of the movie’s run, subject to a floor for later weeks or a set percentage for the entire run of the film with no adjustments. Where firm terms do not apply, film exhibition costs are accrued based on the expected success of the film over a thirty to sixty days period and estimates of the final settlement with the movie studio. Settlements between the Company and the movie studios are typically completed three to four weeks after the movie’s run and have not historically resulted in significant adjustments to amounts previously recorded.
Comprehensive Income
The Company has no other comprehensive income items.
Segment Reporting
The Company’s chief operating decision maker currently manages the business as one operating segment. The Company’s measure of segment profit is consolidated operating income.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase and consist primarily of money market accounts and deposits with banks that are federally insured in limited amounts. Payment due from banks for third-party credit and debit card transactions are generally received within 24 to 48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Such amounts due from banks for credit and debit card transactions are also classified as cash and cash equivalents and aggregated $4,580 and $3,128 at December 31, 2015 and 2014, respectively.
Restricted Cash
Certain balances due to third parties are classified as restricted cash.
Accounts Receivable
Accounts receivable consists of amounts owed primarily for vendor rebates and amounts due from advertisers. We have determined that no allowance for doubtful accounts is required as of December 31, 2015 and 2014 based on historical experience that payment is received in full.

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
Included in buildings and building improvements are assets subject to financing leases with costs of $148,245 and $152,244 at December 31, 2015 and 2014, respectively, and accumulated depreciation of $45,933 and $41,409 at December 31, 2015 and 2014, respectively.
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred (typically when a new lease is finalized) and capitalizes that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Asset retirement obligations are not material as of December 31, 2015 and 2014.
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
Goodwill
In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”), goodwill is not amortized. The Company evaluates goodwill for impairment on an annual basis, on December 31, or more frequently if events occur that may be indicative of impairment. The Company is a single reporting unit. The carrying amount of goodwill at December 31, 2015 and 2014 was $151,716 and $125,515, respectively.
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
Long-term debt, excluding capital leases and financing obligations:
The fair value of the senior secured term loan is estimated based on quoted market prices on the date of measurement. See Note 8—Debt.

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
For the years ended December 31, 2015, 2014 and 2013, the Company recorded impairment charges from continuing operations of $7,529, $3,212 and $3,726, respectively, that were primarily a result of deterioration in the full-year operating results of certain theatres, the result of continued deterioration of certain previously impaired theatres, a decline in the market value of a previously closed theatre and competition in the market where the Company operates one theatre. See Note 3—Impairment of Property and Equipment.
Deferred Revenue
Deferred revenue relates primarily to the amount the Company received for entering into the long-term exhibition agreement with Screenvision Exhibition, Inc. (“Screenvision”) in October 2010 as described in Note 13- Screenvision Transaction, cash received from the sale of discount tickets and gift cards and amounts received in connection with vendor marketing programs. Deferred revenue related to the sale of discount tickets and gift cards are recognized as revenue as described in this Note 2 under “Revenue Recognition.” The amount the Company received for entering in the long-term exhibition agreement with Screenvision will be amortized to concessions and other revenue over the 30 year term of the agreement.
Discontinued Operations
Prior to the Company’s adoption of Accounting Standards Update (“ASU”) 2014-8 (“ASU 2014-8”), theatres in which the Company no longer had continuing involvement in the theatre operations and the cash flows had been eliminated were reported as discontinued operations when the Company no longer had operations in a given market. The results of operations for theatres that have been disposed of or classified as held for sale in prior periods have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s consolidated statements of operations. See Note 15—Discontinued Operations.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly assesses the probability that the deferred tax asset balance will be recovered against future taxable income, taking into account such factors as earnings history, carryback and carryforward periods, limitations imposed by The Internal Revenue Code, and tax strategies. When the indications are that realization is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing income tax expense in the year that conclusion is made.
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

Interest and penalties related to unrecognized tax benefits are recorded in interest expense and general and administrative expenses, respectively, in the Company’s consolidated statements of operations. See Note 11—Income Taxes.
Advertising
Advertising costs are expensed as incurred and included in film exhibition costs in the accompanying consolidated statements of operations. Advertising expenses totaled $2,452, $2,927 and $2,674 in 2015, 2014 and 2013, respectively.
Concession Costs
The Company records payments from vendors as a reduction of concession costs when earned.

Loyalty Program
Members of the Carmike Rewards program earn points for each dollar spent on admissions and concessions at our theatres and earn concession or ticket awards once designated point thresholds have been met. We believe that the value of the awards granted to our Carmike Rewards members is insignificant compared to the value of the transactions necessary to earn the award. The Company records the estimated incremental cost of providing the awards based on the points earned by the members. The Carmike Rewards program commenced on October 1, 2010 and the costs of awards earned for the years ended December 31, 2015, 2014 and 2013 are not significant to our consolidated financial statements.
Stock Based Compensation
Compensation expense for all stock-based compensation benefits is recognized over the requisite service period at the estimated fair value of the award at grant date. See Note 12—Stockholders’ Equity for a description of the Company’s stock plans and related disclosures.
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
Debt Issuance Costs
Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt. Debt issuance costs related to the Senior Secured Notes are recorded as a reduction to the associated long-term debt, and debt issuance costs related to the Credit Facility are included in other non-current assets.
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
Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates over which the Company has significant influence are accounted for under the equity method of accounting. The investments are carried at the cost of acquisition, including subsequent capital contributions by the Company, plus the Company’s equity in undistributed earnings or losses since acquisition. See Note 14—Investments in Unconsolidated Affiliates. The Company regularly reviews its equity method investments for impairment, including when the carrying amount of an investment exceeds its related fair value. The Company evaluates information such as budgets, business plans and financial statements of its equity method investees in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include, among others, recurring operating losses and defaults on credit agreements.
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements and Property Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-8 amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet discontinued operations criteria. Under ASU 2014-8, a component of an entity is classified as a discontinued operation if 1) the component has been disposed of or is classified as held for sale and 2) the component or group of components represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. For transactions that do not meet discontinued operations criteria but are considered individually significant components, additional disclosure is required. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued or available for issuance. The ASU was effective for fiscal years beginning on or after December 15, 2014.
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
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. In August 2015, the FASB issues ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is currently evaluating the potential impact of adopting this guidance, but due to the nature of its operations does not believe that it will have a significant impact on its consolidated financial statements.
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
In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.
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
In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify the Securities and Exchange Commission's ("SEC") position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-15 allows for an entity to present debt issuance costs incurred before a debt liability is recognized or associated with a revolving-debt agreement as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 will not impact the Company's consolidated financial statements as it currently present debt issuance costs related to its line-of-credit agreement in accordance with this guidance.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments made to provisional amounts recognized in a business combination be recognized in the reporting period in which the adjustments are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company adopted ASU 2015-16 during the three months ended September 30, 2015. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company adopted this ASU during its fourth fiscal quarter of 2015 and will prospectively present deferred tax asset and deferred tax liability balances as noncurrent in its classified balance sheet. Prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.
NOTE 3—IMPAIRMENT OF PROPERTY AND EQUIPMENT
The Company recorded impairment charges from continuing operations of $7,529, $3,212, and $3,726, for the years ended December 31, 2015, 2014, and 2013, respectively. The estimated aggregate fair value of the long-lived assets impaired during the years ended December 31, 2015, 2014 and 2013 was approximately $15,200, $3,939, and $4,823, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements, and were derived primarily from discounting estimated future cash flows and appraisals of certain owned properties. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10)% to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.

	Year ended December 31,
	2015	2014	2013
Continuing Operations:
Theatre properties	$6,311	$2,845	$3,528
Equipment	1,218	367	198
Impairment of long-lived assets	$7,529	$3,212	$3,726
Discontinued Operations:
Theatre properties	$—	$—	$122
Equipment	—	—	21
Impairment of long-lived assets	$—	$—	$143

For 2015, impairment charges were primarily the result of (1) deterioration in the full-year operating results of certain theatres resulting in $3,412 in impairment charges using valuation inputs as of the date of the impairment analysis; (2) the continued deterioration in the full year operating results of certain theatres impaired in prior years resulting in $3,486 in impairment charges using valuation inputs as of the date of the impairment analysis and (3) a decline in the market value of a previously closed theatre resulting in an impairment charge of $631.
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
NOTE 4—ACQUISITIONS
Sundance
On October 6, 2015, the Company completed its acquisition of five theatres and 37 screens pursuant to the terms of a definitive purchase agreement under which Carmike acquired all of Sundance Cinemas, LLC ("Sundance"). In consideration for the acquisition, the Company paid $35,842 in cash, including $130 in working capital adjustments. The purchase price was paid using cash on hand. The acquisition of Sundance supports the Company's growth strategy.
The following table summarizes the preliminary purchase price and purchase price allocation for Sundance based on the fair value of the net assets acquired at the acquisition date.

Purchase price, net of cash received	$35,713
Working capital adjustment	130

Total purchase price	$35,843

Accounts receivable	$156
Inventory	173
Other current assets	511
Property and equipment	10,022
Intangible assets	200
Other assets	464
Deferred tax assets	1,444
Accounts payable	(870)
Accrued expenses	(852)
Other liabilities	(520)

Net assets acquired	10,728
Goodwill	25,115

Purchase Price	$35,843

The purchase price allocation is preliminary and certain items are subject to change. The primary area of the preliminary valuation that is not yet finalized relates to the determination of deferred tax asset and liability balances. The Company expects to continue to obtain information to assist in determining the fair values during the measurement period.
The total non-cash consideration representing liabilities assumed in the Sundance transaction was $2,242.
The fair value of the current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $25,115 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The majority of the goodwill is not expected to be deductible for income tax purposes. Identified intangible assets recognized of $200 represent favorable lease obligations and will be amortized to depreciation and amortization expense in the consolidated statements of operations over the respective lease term. The Company also recognized unfavorable lease obligations of $520 which will be amortized to theatre occupancy costs in the consolidated statements of operations over the respective lease term. The weighted-average useful life of the favorable lease obligation, prior to the exercise of any extension or renewals associated with the underlying lease is 5.0 years.
The results of Sundance's operations have been included in the consolidated financial statements since the date of acquisition. Revenue and net income of Sundance included in the Company's operating results for the year ended December 31, 2015 from the acquisition date are $7,394 and $668, respectively. Acquisition costs related to professional fees incurred as a result of the Sundance acquisition, during the year ended December 31, 2015 were approximately $300 and were expensed as incurred and included in general and administrative expenses in the consolidated statement of operations. The majority of these expenses are not deductible for income tax purposes.

Pro Forma Results of Operations (Unaudited)
The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2015 and 2014 assumes the Sundance acquisition occurred at the beginning of fiscal year 2014, and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Sundance to reflect the fair value adjustments to property and equipment. These fair values also represent Level 3 measures within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements.

	Pro Forma Year Ended December 31,
	2015	2014
Revenues	$822,359	$713,171
Operating income	$66,308	$43,030
Net income (loss)	$473	$(6,956)
Income (loss) per share:
Basic	$0.02	$(0.30)
Diluted	$0.02	$(0.30)

Digiplex
On August 15, 2014, the Company completed its acquisition of Digital Cinema Destination, Corp. (“Digiplex”) pursuant to an Agreement and Plan of Merger with Digiplex and Badlands Acquisition Corporation, a wholly-owned subsidiary of the Company. As a result of the acquisition Digiplex became a wholly-owned subsidiary of the Company. The acquisition of Digiplex supports the Company’s growth strategy. Digiplex operated 21 theatres and 206 screens in 8 U.S. states. Upon completion of the merger, each issued and outstanding share of Digiplex Class A common stock and Class B common stock, except for any shares owned by the Company, Digiplex or any of their respective subsidiaries, was converted into the right to receive 0.1765 shares of the Company’s common stock, referred to as the “exchange ratio,” or approximately 1.4 million shares of the Company’s common stock in the aggregate. In addition to the shares issued, the Company also assumed a note payable of $9,099, which the Company paid subsequent to closing.
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
The following table summarizes the purchase price for Digiplex:

Number of shares of Digiplex common stock outstanding at August 15, 2014	7,832
Exchange ratio	0.1765
Number of shares of Carmike common stock—as exchanged	1,382
Carmike common stock price on August 15, 2014	$34.20

Estimated fair value of 1.4 million common shares issued per merger agreement	$47,274
Cash settlement of Start Media joint venture	10,978
Cash settlement of shares held in escrow	181

Total acquisition consideration	$58,433

The following table summarizes the purchase price allocation for Digiplex based on the fair value of net assets acquired at the acquisition date:

Digiplex
Total purchase price, net of cash received	$58,004

Accounts receivable	396
Other current assets	534
Property and equipment	25,126
Intangible assets	2,190
Other assets	521
Deferred tax assets	9,716
Accounts payable	(3,347)
Accrued expenses	(3,730)
Unfavorable lease obligations	(5,980)
Capital leases assumed	(850)
Assumption of Northlight term loan	(9,099)
Other liabilities	(630)

Net assets acquired	14,847

Goodwill	$43,157

Management believes that the fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. The goodwill recognized of $43,157 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The majority of the goodwill is not deductible for income tax purposes. During the year ended December 31, 2015, the Company completed its valuation of the fixed assets acquired which resulted in a decrease to property and equipment and an increase to goodwill of $668 and its calculation of income taxes related to the Digiplex acquisition which resulted in a decrease to deferred income taxes and an increase to goodwill of $486. No amounts have been recorded in net loss for the three months ended December 31, 2015 that would have been recorded in previous reporting periods if the adjustment for provisional amounts had been recognized as of the acquisition date. The Company finalized the Digiplex purchase price allocation during the year ended December 31, 2015.
Identifiable intangible assets recognized of $2,190 represent favorable lease obligations and will be amortized to depreciation and amortization expense in the consolidated statements of operations over the respective lease term. The Company also recognized unfavorable lease obligations of $5,980 which will be amortized to theatre occupancy costs in the consolidated statements of operations over the respective lease term. The weighted-average useful life of the favorable lease obligations, prior to the exercise of any extension or renewals associated with the underlying leases is 6.1 years.

The results of Digiplex’s operations have been included in the consolidated financial statements since the date of acquisition. Digiplex contributed revenue of $57,391 and $16,728 and net income (loss) of $5,381 and ($197) for the years ended December 31, 2015 and 2014, respectively. Acquisition costs related to professional fees incurred as a result of the Digiplex acquisition, during the year ended December 31, 2014 were approximately $3,477 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations. The majority of these expenses are not deductible for income tax purposes.
Pro Forma Results of Operations (Unaudited)
The following selected comparative unaudited pro forma results of operations information for the years ended December 31, 2014 and 2013 assumes the Digiplex acquisition occurred at the beginning of fiscal year 2013, and reflects the full results of operations for the periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Digiplex to reflect the fair value adjustments to property and equipment. These fair values also represent Level 3 measures within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements.

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
The fair value of current assets and current liabilities acquired approximate their net book value at the acquisition date. During the year ended December 31, 2014, the Company completed its valuation related to the fair value of the net assets acquired from Muvico. The goodwill recognized of $24,415 is attributable primarily to expected synergies of achieving cost reductions and eliminating redundant administrative functions. The goodwill is deductible for tax purposes over 15 years.
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

Cash consideration paid less cash amounts received	$30,608
Leases and financing obligations assumed	19,101
Fair value of contingent consideration	750

Fair value of total consideration transferred	$50,459

Inventory	$541
Other current assets	385
Property and equipment	24,867
Deferred tax assets	3,469
Current liabilities	(2,068)
Other liabilities	(1,150)

Net assets acquired	26,044
Goodwill	24,415

Purchase price	$50,459

The total non-cash consideration representing liabilities assumed in the Muvico transaction was $22,319.
The results of Muvico’s operations have been included in the consolidated financial statements since the date of acquisition. Muvico contributed revenue of $64,730, $61,596 and $9,570 and net income (loss) of $550, ($248) and $995 for the years ended December 31, 2015, 2014 and 2013, respectively. Acquisition costs related to professional fees incurred as a result of the Muvico acquisition, during the year ended December 31, 2013 were approximately $2,038 and were expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.
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
Cinemark
On August 16, 2013, the Company completed its acquisition of three theatres and 52 screens from Cinemark USA, Inc., a wholly-owned subsidiary of Cinemark Holdings, Inc. for $10,500 in cash and the assumption of lease-related financing obligations in the amount of $5,431. During the year ended December 31, 2014, the Company completed its valuation related to the fair value of the net assets acquired from Cinemark using facts and circumstances existing as of the measurement date. Total Goodwill recorded as a result of the acquisition was $11,203. The results of operations of those theatres were not significant to the Company’s consolidated financial statements of operations and accordingly, the Company has not provided pro forma financial information relating to this acquisition. Acquisition costs associated with this purchase were not material.
MNM
On October 21, 2011, the Company completed its purchase of MNM Theatres for $10,820 including an estimate of the fair value of consideration that was contingent upon MNM’s earnings performance over the next three years. The Company estimated the fair value of the contingent consideration to be $1,570 using a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. The earnings performance period ended on October 31, 2014. As a result of the earnings performance of MNM Theatres, the Company recorded $849 to general and administrative expenses during the year ended December 31, 2014 which represents the contingent consideration to be paid. This amount was paid in January 2015 and is included in cash flows from operating activities in the consolidated statement of cash flows.
NOTE 5—PREPAID EXPENSES AND OTHER CURRENT ASSETS
At December 31, 2015 and 2014, prepaid expenses and other current assets consisted of the following:

	December 31,
	2015	2014
Prepaid rent	$11,226	$10,885
Prepaid taxes	3,746	2,909
Other	5,110	4,337
	$20,082	$18,131

NOTE 6—GOODWILL AND OTHER INTANGIBLES
At December 31, 2015 and 2014, intangible assets consisted of the following:

	Weighted-Average Period (In Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2015
Intangible assets:
Lease related intangibles	4.2	$3,612	$(1,206)	$2,406
Non-compete agreements	0.1	30	(21)	9
Trade names	0.6	750	(569)	181
Total intangible assets	4.9	$4,392	$(1,796)	$2,596
As of December 31, 2014
Intangible assets:
Lease related intangibles	6.8	$3,621	$(825)	$2,796
Non-compete agreements	0.1	30	(16)	14
Trade names	0.7	750	(553)	197
Total intangible assets	7.6	$4,401	$(1,394)	$3,007

Amortization of other intangible assets was $488, $231, and $104, for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, the Company impaired favorable lease intangible assets in 2015 of $120 related to a closed theatre.
Amortization expense of intangible assets for fiscal years 2016 through 2020 and thereafter is estimated to be approximately $525, $518, $495, $495, $274 and $287, respectively, with a remaining weighted average useful life of 4.9 years.
The following table discloses the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

	2015
	December 31, 2014	Additions	Impairments	December 31, 2015
Goodwill, gross	$163,755	$26,201	$—	$189,956
Accumulated impairment losses	(38,240)	—	—	(38,240)
Total goodwill, net	$125,515	$26,201	$—	$151,716

	2014
	December 31, 2013	Additions	Impairments	December 31, 2014
Goodwill, gross	$112,617	$51,138	$—	$163,755
Accumulated impairment losses	(38,240)	—	—	(38,240)
Total goodwill, net	$74,377	$51,138	$—	$125,515

NOTE 7—OTHER ASSETS
At December 31, 2015 and 2014, other assets are as follows:

	December 31,
	2015	2014
Deposits and insurance binders	$4,903	$4,968
Deferred financing costs	4,835	4,956
Prepaid rent	2,688	2,604
Debt issuance costs, net of amortization	1,747	148
Other	726	868
	$14,899	$13,544
NOTE 8—DEBT
Debt consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Senior secured notes	$230,000	$210,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(6,594)	(4,795)
Total debt	223,406	205,205
Current maturities	—	—
	$223,406	$205,205
6.00% Senior Secured Notes
In June 2015, the Company issued $230,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $210,000 senior secured notes that were due in May 2019. The Company recorded a loss on extinguishment of debt of $17,550 during the twelve months ended December 31, 2015 for the write-off of unamortized debt issuance costs, including a prepayment penalty of $11,600 related to the termination of its existing senior secured notes. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year beginning December 15, 2015.
The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of approximately $7,000 are recorded as a reduction to the associated long-term debt and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.
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
The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at December 31, 2015.

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
As of December 31, 2015, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately 176,000.
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
As of December 31, 2015, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.
Debt Maturities
At December 31, 2015, the Company’s future maturities of long-term debt obligations are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Senior secured notes	$—	$—	$—	$—	$—	$230,000	$230,000
The fair value of the Senior Secured Notes at December 31, 2015 and 2014 are Level 2 estimates within the fair value hierarchy prescribed by ASC 820 Fair Value Measurements and is estimated based on quoted market prices as follows:

	Year ended December 31,
	2015	2014
Carrying amount, net	$230,000	$210,000
Fair value	$234,600	$222,600

NOTE 9—ACCRUED EXPENSES
At December 31, 2015 and 2014, accrued expenses consisted of the following:

	December 31,
	2015	2014
Accrued salaries	$7,208	$6,319
Sales taxes	6,549	4,332
Property taxes	5,943	6,259
Accrued rents	4,622	4,182
Accrued insurance	3,103	2,920
Accrued interest	678	1,979
Other accruals	3,996	6,572
	$32,099	$32,563

NOTE 10—OTHER LIABILITIES
At December 31, 2015 and 2014, other liabilities consisted of the following:

	December 31,
	2015	2014
Deferred rent	$17,084	$14,673
Unfavorable lease liability	11,457	12,907
Other	3,514	3,491
	$32,055	$31,071

NOTE 11—INCOME TAXES
Income tax expense (benefit) from continuing operations is summarized as follows:

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$167	$(8,856)	$1,681
State	(57)	372	773
Deferred:
Federal	670	4,973	1,702
State	2,676	2,104	1,948
Total income tax expense (benefit)	$3,456	$(1,407)	$6,104
The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Year ended December 31,
	2015	2014	2013
Pre-tax (loss) income from continuing operations	$(2,120)	$(10,663)	$10,008
Federal tax (benefit) expense, at statutory rates	(742)	(3,732)	3,503
State tax expense, net of federal tax effects	842	13	1,748
Entity restructuring reduction in state deferred tax assets	—	1,597	—
Non-deductible transaction costs	102	849	—
Permanent non-deductible expenses	223	203	241
Impact of equity investment income at statutory tax rate	1,795	128	575
Change in state valuation allowance	860	—	—
Non-deductible executive compensation	508	—	—
Tax effect of uncertain tax position	4	(302)	86
Employment credits	(100)	(100)	(276)
Other	(36)	(63)	—
Reduction in gross deferred tax assets due to IRC Section 382 limitations	—	—	227
Total tax expense (benefit) from continuing operations	$3,456	$(1,407)	$6,104
The Company’s effective tax rate was 114.9%, 13.6% and 52.4% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s tax rate was different from the statutory tax rate primarily due to state income taxes, a reduction in deferred tax assets resulting from state NOL’s not able to be recognized due to expiration, the establishment of a valuation allowance for state NOL's and executive compensation and other expenses that are not deductible for tax purposes.

Components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2015	2014
Tax basis of property, equipment and other assets over book basis	$56,892	$58,080
Net operating loss carryforwards	21,867	21,298
Deferred income	10,708	10,193
Deferred rent	7,305	6,515
Equity compensation accruals	4,155	3,894
Compensation and other accruals	3,293	2,842
Tax basis of goodwill and intangible property over book	779	1,881
Basis difference in investee	74	1,056
Alternative minimum tax credit carryforwards	2,087	779
Valuation allowance	(860)	—
Total deferred tax asset	$106,300	$106,538
The balance sheet presentation of the Company’s deferred income taxes is as follows:

	December 31,
	2015	2014
Current deferred tax assets	$—	$5,046
Current deferred tax liabilities	—	(355)
Net current deferred tax assets	$—	$4,691
Non-current deferred tax assets	$107,618	$102,168
Non-current deferred tax liabilities	(458)	(321)
Net non-current deferred tax assets before valuation allowance	107,160	101,847
Valuation allowance against non-current deferred tax assets	(860)	—
Net non-current deferred tax assets	$106,300	$101,847
Net deferred tax assets	$106,300	$106,538
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
As a result of the ownership change, the Company is limited to an approximate $1.7 million annual limitation on its ability to utilize its pre-change NOLs. The Company’s acquisitions of Digiplex and Sundance (see Note 4 - Acquisitions) triggered ownership changes for these companies during the third quarter of 2014 and fourth quarter of 2015, respectively. The Company has evaluated the impact of these ownership changes and determined at the acquisition date that both companies had net unrealized built-in gains (“NUBIG”). The NUBIG was determined based on the difference between the fair market value of the Company's assets and their tax basis as of the ownership change date. Because a NUBIG existed with regard to each of these acquisitions, items of income existing before the ownership change date that are recognized during the five-year period beginning on the date of ownership change serve to increase the annual limitation of losses the Company can utilize under IRC Section 382. Therefore, the Company does not believe that the ownership changes will significantly limit its ability to utilize net operating losses acquired from Digiplex or Sundance.
The Company recorded a deferred tax asset of $9,716 in the acquisition of Digiplex and a deferred tax asset of $1,444 in the acquisition of Sundance.
As discussed in Note 4–Acquisitions, the Company recorded a deferred tax asset of $3,469 in the acquisition of Muvico.
At December 31, 2015, the Company had federal and state net operating loss carryforwards of $51,839 and $58,110, respectively, net of IRC Section 382 limitations, to offset the Company’s future taxable income. The state net operating loss carryforwards are shown net of a valuation allowance for certain state net operating loss carryforwards that are expected to expire unused. The federal net operating loss carryforwards will begin to expire in the year 2020, and certain of the state net operating loss carryforwards began expiring in 2016. In addition, the Company’s alternative minimum tax credit carryforward of approximately $2,087 has an indefinite carryforward life but $787 is subject to the IRC Section 382 limitation.
Valuation Allowance
At December 31, 2015 and 2014, the Company’s deferred tax assets, net of IRC Section 382 limitations, were $107,160 and $106,538, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.
Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, and all prudent and feasible tax planning strategies are exhausted, a valuation allowance may need to be established for some or all of the Company's deferred tax assets. Establishing an allowance on the Company's net deferred tax assets could have a material adverse effect on the Company's financial condition and results of operations.

Management’s conclusion at December 31, 2015 that it is more likely than not that the Company's net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income; however, as noted above, the Company believes, with regard to certain state net operating losses which have a carryforward period shorter than the federal net operating loss carryforward period, that it is more likely than not that these state net operating losses will expire unused. Therefore a valuation allowance against certain state net operating loss carryforwards of $860 was established for the three and twelve months ended December 31, 2015. Management’s judgment regarding the realizability of state net operating loss deferred tax assets may change due to further changes in state tax rates, apportionment, and business concentration.

Income Tax Uncertainties
The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities based on their technical merits.
As of December 31, 2015 and 2014, the amount of unrecognized tax benefits related to continuing operations was $173 and $167 respectively, all of which would affect the Company’s annual effective tax rate, if recognized.
A reconciliation of the beginning and ending uncertain tax positions is as follows:

Gross unrecognized tax benefits at January 1, 2013	$2,678
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	132
Settlements	—
Lapse in statute of limitations	(47)

Gross unrecognized tax benefits at December 31, 2013	2,763
Increases in tax positions for prior years	43
Decreases in tax positions for prior years	—
Decreases in tax positions for current year	(210)
Settlements	—
Lapse in statute of limitations	(2,429)

Gross unrecognized tax benefits at December 31, 2014	167
Increases in tax positions for prior years	1
Decreases in tax positions for prior years	—
Increases in tax positions for current year	44
Settlements	—
Lapse in statute of limitations	(39)

Gross unrecognized tax benefits at December 31, 2015	$173

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. The Company is no longer subject to United States federal income tax examinations for years before 2000 and is no longer subject to state and local income tax examinations by tax authorities for years before 1999. The Company is currently under federal income tax examination for both 2012 and 2014.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in interest expense and general and administrative expenses, respectively, in the Company’s consolidated statements of operations. Amounts accrued for interest and penalties as of December 31, 2015 and 2014 are not significant to the consolidated financial statements.

NOTE 12—STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
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
Share Repurchase Program
On December 10, 2015, the Company announced that its Board of Directors had authorized a $50 million share repurchase program. The shares may be repurchased from time to time in open market transactions or through privately negotiated transactions in accordance with applicable federal securities laws. The share repurchase program will expire on December 10, 2018, but it may be suspended or discontinued at any time. Through December 31, 2015, the Company purchased 188,119 shares for approximately $4,222, at an average price of $22.44. Subsequent to December 31, 2015, the Company has repurchased 116,487 shares of its common stock at an aggregate purchase price of approximately $2,608.
A summary of the Company's purchase of its common stock on a monthly basis during the three months ended December 31, 2015 is as follows:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Cumulative Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
2015	188,119	$22.44	188,119	$45,778
	188,119	$22.44
Share-Based Compensation
In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee (or similar committee) may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of December 31, 2015, there were 1,116,804 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.
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

The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date value of the shares awarded to the employee. In addition, the Company issues performance-based awards which are dependent on the achievement of EBITDA targets and are earned over a three-year period. The performance-based awards vest at the end of the three-year period. As of December 31, 2015, the Company had 193,891 shares of performance-based awards outstanding, all of which have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest.
The Company’s total stock-based compensation expense was $6,341, $4,909 and $2,527 in 2015, 2014 and 2013, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations with the exception of the accelerated vested awards which are included in Severance Agreement Charges. Beginning in 2013, certain employees became retirement-eligible under the terms of the 2014 Incentive Stock Plan. For retirement-eligible employees, stock-based compensation expense is recognized immediately for awards with service-based conditions and upon meeting the required performance-based targets for performance-based awards. As of December 31, 2015, the Company had approximately $1,786 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.4 years. This expected cost does not include the impact of any future stock-based compensation awards.
Options-Service Condition Vesting
The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. Such stock options vest equally over a three-year period, except for options granted to members of the Board of Directors that vest immediately upon issuance. The stock options expire ten years after the grant date.
No options were granted during 2015, 2014 and 2013.
The following table sets forth the summary of option activity for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	600,000	$8.65	5.1	10,574
Granted	—	$—	—	$—
Exercised	(50,000)	$8.38	—	$1,026
Expired	—	$—	—	—
Forfeited	—	$—	—	$—
Outstanding at December 31, 2015	550,000	$8.67	4.1	$7,848
Exercisable on December 31, 2015	550,000	$8.67	4.1	$7,848
Expected to vest at December 31, 2015	—	$—	—	$—
The fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $0, $608, and $588, respectively. The intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $1,026, $70 and $232, respectively. Cash received from options exercised for the years ended December 31, 2015, 2014 and 2013 was $419, $18 and $125, respectively. The cash tax benefits realized from stock awards exercised for December 31, 2015, 2014 and 2013 were $390, $28 and $88 respectively.
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
The following table sets forth the summary of option activity for Company’s stock options with market condition vesting for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	100,000	$25.95	2.28	$32
Granted	—	—	—	—
Exercised	(26,666)	25.95	—	$76
Forfeited	—	—	—	—
Outstanding at December 31, 2015	73,334	$25.95	1.28	$—
Exercisable on December 31, 2015	40,000	$25.95	1.28	$—
Expected to vest at December 31, 2015	—	$—	—	$—

Restricted Stock
The following table sets forth the summary of activity for restricted stock grants for the year ended December 31, 2015:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	559,774	$17.35	573,353	$12.51	458,981	$10.85
Granted	184,492	$33.13	138,855	$29.44	215,800	$15.77
Vested	(355,472)	$14.61	(128,437)	$8.80	(97,928)	$11.78
Forfeited	—	$—	(23,997)	$17.44	(3,500)	$15.66
Nonvested at end of year	388,794	$27.34	559,774	$17.35	573,353	$12.51
The total fair value for restricted share awards that vested during 2015, 2014 and 2013 was $8,229, $4,091 and $1,617, respectively.
Employee Stock Purchase Plan
On July 1, 2014, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which enables employees who have completed one year of service and meet certain minimum work requirements, to purchase the Company’s common stock through payroll deductions at a price equal to 90 percent of the stock price at the end of each 3 month purchase period, subject to certain limits. All shares purchased under the ESPP are immediately vested. The number of shares issued under the ESPP during the years ended December 31, 2015 and 2014 was 5,571 and 1,947, respectively. At December 31, 2015, there were 242,482 shares available for future issuance under the ESPP.

NOTE 13—SCREENVISION TRANSACTION
On October 14, 2010, the Company finalized the modification of its long-term exhibition agreement (the “Modified Exhibition Agreement”) with Screenvision, the Company’s exclusive provider of on-screen advertising services. The Modified Exhibition Agreement extends the Company’s exhibition agreement with Screenvision, which was set to expire on July 1, 2012, for an additional 30 year term through July 1, 2042 (“Expiration Date”).
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
As of December 31, 2015, Carmike held Class C and Class A membership units representing approximately 18% of the total issued and outstanding membership units of SV Holdco. As of December 31, 2015, the carrying value of Carmike’s ownership interest in Screenvision is $6,957 and is included in Investments in Unconsolidated Affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.
Carmike’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give Carmike an interest in the other members’ initial or subsequent capital contributions. As a profits interest, Carmike’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to Carmike’s Class C membership units equaled $88,000 as of December 31, 2015.
The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2) the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco, LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. Carmike’s non-forfeitable Class C and Class A membership units represented approximately 14% and 15%, respectively, of the total issued and outstanding membership units of SV Holdco as of December 31, 2015 and 2014.

For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in its consolidated statement of operations amounts related to Screenvision of approximately $10,889, $11,161 and $10,214 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled approximately $1,922, $1,970 and $1,804 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,626 and $2,383 at December 31, 2015 and 2014, respectively.
A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the years ended December 31, 2015 and 2014 are as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2014	$6,188
Equity loss of SV Holdco	(1,992)

Balance at December 31, 2014	$4,196

Balance at January 1, 2015	$4,196
Equity income of SV Holdco	2,761

Balance at December 31, 2015	$6,957

Deferred revenue	SV Holdco
Balance at January 1, 2014	$32,984
Amortization of up-front payment	(946)
Amortization of Class C units	(211)

Balance at December 31, 2014	$31,827

Balance at January 1, 2015	$31,827
Amortization of up-front payment	(946)
Amortization of Class C units	(211)

Balance at December 31, 2015	$30,670

NOTE 14—INVESTMENT IN UNCONSOLIDATED AFFILIATES
Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision as discussed in Note 13—Screenvision Transaction and interests in other joint ventures.

Combined financial information of the unconsolidated affiliates companies accounted for by the equity method is as follows:

	December 31,
	2015	2014
Assets:
Current assets	$67,559	$56,709
Noncurrent assets	119,240	127,657
Total assets	$186,799	$184,366
Liabilities:
Current liabilities	$42,765	$50,756
Noncurrent liabilities	57,539	66,429
Total liabilities	$100,304	$117,185

	Year Ended
	2015	2014	2013
Results of operations:
Revenue	$164,888	$157,722	$162,432
Operating income (loss)	$465	$(14,915)	$(1,715)
Income (loss) from continuing operations	$19,104	$(13,636)	$(2,900)
Net income (loss)	$19,104	$(13,636)	$(2,900)

A summary of activity in income from unconsolidated affiliates is as follows:

	Year ended December 31,
Income from unconsolidated affiliates	2015	2014	2013
Income (loss) from unconsolidated affiliates	$3,206	$(1,604)	$(161)
Elimination of intercompany revenue	1,922	1,970	1,804
Income from unconsolidated affiliates	$5,128	$366	$1,643
NOTE 15—DISCONTINUED OPERATIONS
Theatres are generally considered for closure due to an expiring lease term, underperformance, or the opportunity to better deploy invested capital. In 2015, 2014 and 2013, the Company closed ten, seven and fourteen theatres, respectively. The ten and seven closures in 2015 and 2014, respectively, occurred subsequent to the adoption of ASU 2014-8 and therefore the Company did not classify any closed theatres as discontinued operations during the years ended December 31, 2015 and 2014. The Company classified six closed theatres in 2013 as discontinued operations.
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
The following table sets forth the summary of activity for discontinued operations for the years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,
	2015	2014	2013
Revenue from discontinued operations	$—	$1	$3,151
Operating (loss) income before taxes	$—	$(86)	$(460)
Income tax benefit from discontinued operations	—	34	184
Gain on disposal, before taxes	—	—	803
Income tax expense on disposal	—	—	(321)
(Loss) income from discontinued operations	$—	$(52)	$206
NOTE 16—BENEFIT PLANS
Prior to January 1, 2013, the Company maintained a funded non-qualified deferred compensation program for its senior executives pursuant to which it paid additional compensation equal to 10% of the senior executive’s annual cash compensation. The Company directed this additional cash compensation first into the senior executive’s individual retirement account, up to the legal limit, with the remainder directed into a trust. Distributions from the applicable trust are made upon or shortly after the executive reaches age 70, disability, death, or earlier election by the executive after age 60. Prior to January 1, 2012, the Company paid certain non-executive employees additional cash contributions to the employee’s individual retirement account in amounts that were determined at management’s discretion. No contributions were made into this program for the years ended December 31, 2015, 2014, and 2013.
On October 1, 2013, the Company established company-owned life insurance policies (“COLI”) for its senior executives pursuant to which it pays additional cash compensation equal to 10% of the senior executive’s annual cash compensation. The Company’s variable life COLI policies are intended to be a long-term funding source for deferred compensation and supplemental retirement plan obligations. The Company’s COLI investments are recorded at their cash surrender value and as of December 31, 2015 and 2014 were $682 and $395, respectively. Cash surrender values are provided by the insurer on a periodic basis. The values approximate the fair values of these policies. The values assigned to the individual policies, which are not actively traded on any exchange, are not observable and are considered Level 3 of the valuation hierarchy. The Company recognized deferred compensation expense of $309, $329 and $43 for the years ended December 31, 2015, 2014, and 2013, respectively, related to COLI. COLI income related to the Company’s investments is included in general and administrative expenses in the consolidated statements of operations and was not significant for the years ended December 31, 2015, 2014, and 2013.

In 2012, the Company began sponsoring a defined contribution retirement plan for its eligible employees (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan at the beginning of the fiscal quarter following the completion of one year of service. The Company’s matching contribution varies based on how much compensation the employee elects to contribute up to a maximum of 5% of eligible compensation. The Company’s matching contribution is invested identically to employee contributions and vests immediately in the participant accounts. Aggregate contributions to all such plans in cash amounted to $1,966, $1,734 and $583 for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES
Lease Obligations
At December 31, 2015, payments required on operating leases, capital leases and financing obligations are as follows:

	Operating Leases	Capital Leases	Financing Obligations
2016	$89,228	$6,424	$33,756
2017	80,089	6,761	35,803
2018	77,360	6,131	37,255
2019	73,866	5,013	36,564
2020	74,991	4,164	42,389
Thereafter	456,396	13,381	213,007
Total minimum lease payments	$851,930	41,874	398,774
Less amounts representing interest ranging from 3.6% to 19.6%		(17,294)	(192,061)
Present value of future minimum lease payments		24,580	206,713
Less current maturities		(2,983)	(6,995)
Long-term obligations		$21,597	$199,718
Rent expense on operating leases was $87,570, $76,644 and $60,479 for 2015, 2014 and 2013, respectively. Included in such amounts are approximately $2,008, $1,556 and $2,201 in contingent rental expense for 2015, 2014 and 2013, respectively. Interest expense includes $1,971, $1,664 and $1,610 for 2015, 2014 and 2013, respectively, related to contingent rent on capital leases and financing obligations.
Self Insurance—General Liability and Workers Compensation Insurance
The Company maintains a deductible of $150 per claim on its general liability insurance policy and a deductible of $300 per claim on its workers compensation insurance policy. The Company uses historical data and actuarial estimates to estimate the cost of claims incurred that are not covered by the insurance policies as of the balance sheet date. The Company has accrued $2,437 and $2,416 at December 31, 2015 and 2014, respectively, for such claims. The expenses associated with these claims are recorded in other theatre operating costs in the consolidated statements of operations.
NOTE 18—LITIGATION
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

NOTE 19—NET (LOSS) INCOME PER SHARE
Basic net (loss) income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. As a result of the Company’s net losses for the years ended December 31, 2015 and 2014, all common stock equivalents aggregating 419 and 620, respectively, were excluded from the calculation of diluted loss per share for that year given their anti-dilutive effect. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents for each period.

	Year ended December 31,
	2015	2014	2013
Weighted average shares outstanding	24,671	23,552	19,794
Less: restricted stock issued	(76)	(160)	(254)
Basic divisor	24,595	23,392	19,540
Dilutive shares:
Restricted stock awards	—	—	239
Stock options	—	—	272
Diluted divisor	24,595	23,392	20,051
Net (loss) income	$(448)	$(8,942)	$5,753
Net (loss) income per share:
Basic	$(0.02)	$(0.38)	$0.29
Diluted	$(0.02)	$(0.38)	$0.29

NOTE 20—QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited results of operations for each quarter during 2015 and 2014. The unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted (loss) income per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly (loss) income per share may not agree to the total for the year.

	1st Quarter (1)	2nd Quarter (1) (2)	3rd Quarter (1)	4th Quarter (1)(3)	Total
Year ended December 31, 2015
Total revenues from continuing operations	$184,334	$219,099	$180,241	$220,694	$804,368
Operating income from continuing operations	11,980	26,887	2,800	23,721	65,388
Net (loss) income	$391	$(1,445)	$(6,257)	$6,863	$(448)
Net (loss) income per common share:
Basic	$0.02	$(0.06)	$(0.26)	$0.28	$(0.02)
Diluted	$0.02	$(0.06)	$(0.26)	$0.27	$(0.02)

	1st Quarter	2nd Quarter	3rd Quarter (1)	4th Quarter (1)	Total
Year ended December 31, 2014
Total revenues from continuing operations	$158,924	$182,987	$162,631	$185,387	$689,929
Operating income from continuing operations	8,079	18,740	2,422	11,803	41,044
Net income (loss)	$(3,164)	$3,222	$(6,757)	$(2,243)	$(8,942)
Net income (loss) per common share:
Basic	$(0.14)	$0.14	$(0.29)	$(0.09)	$(0.38)
Diluted	$(0.14)	$0.14	$(0.29)	$(0.09)	$(0.38)

(1)
In connection with the asset impairment valuations, the Company recognized additional impairment charges attributable to underperforming assets in each quarter of 2015 of $1,389, $481, $1,388 and $4,271, respectively, and the third and fourth quarter of 2014 of $1,198 and $1,655, respectively.

(2)	In connection with the refinancing of the Company's $210,000 Senior Secured Notes, the Company recorded a loss on extinguishment of debt of $17,550 in the second quarter of 2015.

(3)
In connection with the recognition of revenue related to gifts cards not expected to be redeemed, the Company recorded revenues of $3,055 in the fourth quarter of 2015 (as discussed further in Note 2 to the Consolidated Financial Statements).

NOTE 21—LEASE TERMINATION CHARGES
For the year ended December 31, 2013, the Company has recorded lease termination charges of $3,063 primarily related to the closure of an underperforming theatre prior to the end of its lease term. The remaining lease term of the theatre is approximately five years. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded a liability of $2,238 representing the present value of the future contractual commitments for the base rents, taxes and maintenance. As of December 31, 2015, the liability was $1,246. The current portion of the liability is included in accrued expenses and the long-term portion of the liability is included with other long-term liabilities in the accompanying consolidated balance sheets.
The Company has also recorded lease termination charges of $650 during the year ended December 31, 2013 in connection with the early termination of a lease agreement for a new build-to-suit theatre.

NOTE 22—SUBSEQUENT EVENTS
In January 2016, the Company acquired two theatres and 22 screens from a subsidiary of AMC for approximately $5,390. The acquisition supports the Company's growth strategy. Acquisition costs related to this transaction were not significant to the Company's consolidated financial statements. Due to the proximity of the acquisition to the issuance of these consolidated financial statements, the Company has not completed the purchase price accounting for this transaction.

In February 2016, the Company amended a master lease agreement consisting of five theatres and 84 screens. The amendment extends the term of the master lease agreement for 15 years, exclusive of any option periods. The estimated fair value of the five theatres is $74,100. These fair value estimates are considered Level 3 estimates within the fair value hierarchy and were derived primarily from discounting estimated future cash flows and market values of comparable properties. The Company has not completed its evaluation of the impact of this amendment to its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and chief financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2015 our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Internal control over financial reporting is a process designed under the supervision of our principal executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Columbus, Georgia
We have audited the internal control over financial reporting of Carmike Cinemas, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 29, 2016

ITEM 9B.     OTHER INFORMATION
None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers is set forth in Item X of Part I “Executive Officers of the Registrant” of this annual report on Form 10-K.
Information regarding our directors is incorporated by reference from the section entitled “Proposal One—Election of Directors” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”).
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2016 Proxy Statement.
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
There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since we reported such procedures in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders.
Information regarding our Audit Committee, its members and the audit committee financial experts is incorporated by reference from the subsection entitled “Committees of the Board of Directors—Audit Committee” in the section entitled “Corporate Governance” in our 2016 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Compensation and Nominating Committee Interlocks and Insider Participation” contained in the 2016 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Holders and Management” and “Equity Compensation Plans” contained in the 2016 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related party transactions is incorporated by reference from the section entitled “Certain Relationships and Related Party Transactions” contained in the 2016 Proxy Statement. Information regarding director independence is incorporated by reference from the section entitled “Proposal One—Election of Directors” contained in the 2016 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference from the section entitled “Fees Paid to Independent Auditors” contained in the 2016 Proxy Statement.
PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of Carmike Cinemas, Inc. are included in Item 8. Financial Statements and Supplementary Data.
Financial Statements:
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(a)(2) The following consolidated financial statement schedule is included:
Schedule II - Valuation and Qualifying Accounts - Year ended December 31, 2015, 2014 and 2013.
All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

CARMIKE CINEMAS, INC AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts
(in thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at end
Description	Period	Expenses		Deductions	of Period
Year ended December 31, 2013
Allowances deducted from assets
Deferred tax assets	$—	$—		$—	$—
Total allowances deducted from assets	$—	$—		$—	$—

Year ended December 31, 2014
Allowances deducted from assets
Deferred tax assets	$—	$—		$—	$—
Total allowances deducted from assets	$—	$—		$—	$—

Year ended December 31, 2015
Allowances deducted from assets
Deferred tax assets	$—	$860	(1)	$—	$860
Total allowances deducted from assets	$—	$860		$—	$860
(1) During the quarter ended December 31, 2015, the Company determined that it is more likely than not that certain state net operating loss carryforwards would not be realizable in the future and accordingly, the Company has established a valuation allowance against its deferred tax assets associated with state NOLs.

(a)(3) Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of SV Holdco, LLC and Subsidiaries are as follows:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Members’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

Independent Auditors’ Report
The Board of Directors
SV Holdco, LLC:
We have audited the accompanying consolidated financial statements of SV Holdco, LLC and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three year period ended December 31, 2015, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SV Holdco, LLC and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015 in accordance with U.S. generally accepted accounting principles.
New York, New York
February 25, 2016

SV HOLDCO, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(Amounts in thousands)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7,844	8,958
Accounts receivable, less allowance for doubtful accounts of $784 and $1,838 as of December 31, 2015 and 2014, respectively	55,536	42,374
Prepaid and refundable income taxes	906	367
Prepaid expense and other current assets	1,821	1,464
Deferred taxes (note 6)	1,204	3,931
Total current assets	67,311	57,094
Property and equipment, net (note 3, 7)	10,871	14,352
Goodwill (note 4)	21,428	21,428
Intangibles, net (note 4)	43,095	45,964
Other assets (note 10, 11)	43,192	45,216
Total assets	$185,897	184,054
Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$3,228	3,407
Accrued liabilities (notes 7, 8, and 10)	24,639	28,956
Due to members (note 7)	1,703	2,404
Current portion of debt payable (note 10)	8,000	8,000
Deferred revenue	5,093	4,487
Total current liabilities	42,663	47,254
Deferred taxes (note 6)	26,509	25,802
Debt payable (note 10)	28,000	41,000
Other noncurrent liabilities (notes 3, 8)	3,030	3,434
Total liabilities	100,202	117,490
Commitments and contingencies (note 8)
Members’ equity	85,695	66,564
Total liabilities and members’ equity	$185,897	184,054
See accompanying notes to consolidated financial statements.

SV HOLDCO, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	2015	2014	2013
Revenue	$162,934	155,760	160,477
Operating expenses:
Cost of revenue	98,811	96,789	94,538
Selling and marketing costs	30,667	30,688	31,023
Administrative costs	16,406	17,500	16,676
Depreciation and amortization	9,896	17,239	19,337
Merger related costs (note 12)	4,990	7,754	—
Operating income (loss)	2,164	(14,210)	(1,097)
Interest expense, net	(2,490)	(2,579)	(3,371)
Other income (expense), net (note 12)	27,261	(586)	129
(Income) loss before benefit for income taxes	26,935	(17,375)	(4,339)
(Expense) benefit for income taxes	(7,838)	3,445	1,252
Net income (loss)	$19,097	(13,930)	(3,087)
See accompanying notes to consolidated financial statements.

SV HOLDCO, LLC AND SUBSIDIARIES
Consolidated Statements of Members’ Equity
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands except units)

	Class A common units	Amount	Class B common units	Amount	Class C common units	Amount	Retained earnings (accumulated deficit)	Total members’ equity
Balance – December 31, 2012	3,147,294	$81,330	188,000	$312	764,553	$5,250	(3,629)	83,263
Common Unit-based Compensation, net	—	—	—	162	—	—	—	162
Units forfeited by Carmike, net	—	—	—	—	(5,984)	—	—	—
Net loss	—	—	—	—	—	—	(3,087)	(3,087)
Balance – December 31, 2013	3,147,294	81,330	188,000	474	758,569	5,250	(6,716)	80,338
Common Unit-based Compensation, net	—	—	(3,000)	156	—	—	—	156
Units forfeited by Carmike, net	—	—	—	—	(5,963)	—	—	—
Net loss	—	—	—	—	—	—	(13,930)	(13,930)
Balance – December 31, 2014	3,147,294	81,330	185,000	630	752,606	5,250	(20,646)	66,564
Common Unit-based Compensation, net	—	—	102,394	34	—	—	—	34
Units forfeited by Carmike, net	—	—	—	—	(9,781)	—	—	—
Net income	—	—	—	—	—	—	19,097	19,097
Balance – December 31, 2015	3,147,294	$81,330	287,394	$664	742,825	$5,250	(1,549)	85,695
See accompanying notes to consolidated financial statements.

*	Carmike defined as Carmike Cinemas, Inc.

SV HOLDCO, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013
(Amounts in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$19,097	(13,930)	(3,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,896	17,239	19,337
Provision for bad debt, net of write-offs	1,351	1,266	383
Deferred income tax	3,434	(2,914)	3,726
Asset retirement obligation accretion cost	63	66	61
Noncash share-based compensation costs	34	156	162
Changes in operating assets and liabilities:
Accounts receivable	(14,514)	7,936	(6,703)
Prepaid income tax, expense and other current assets	(896)	1,736	(2,786)
Accounts payable and accrued expenses	(2,498)	3,446	(1,196)
Due to members	(702)	(1,388)	(1,461)
Deferred revenue	607	(74)	1,750
Other noncurrent assets and liabilities	1,559	2,406	3,846
Net cash provided by operating activities	17,431	15,945	14,032
Cash flows from investing activities:
Capital expenditures	(3,545)	(3,450)	(5,960)
Net cash used in investing activities	(3,545)	(3,450)	(5,960)
Cash flows from financing activities:
Loan repayment to bank	(13,000)	(8,000)	(8,000)
Repayment of revolving credit facility	(2,000)	(6,000)	(18,000)
Borrowings under revolving credit facility	—	8,000	18,000
Net cash used in financing activities	(15,000)	(6,000)	(8,000)
(Decrease) increase in cash and cash equivalents	(1,114)	6,495	72
Cash and cash equivalents at beginning of period	8,958	2,463	2,391
Cash and cash equivalents at end of period	$7,844	8,958	2,463
Cash paid for income taxes	$4,896	382	329
Cash paid for Interest	1,752	2,491	2,474
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
As a result, accompanying consolidated financial statements as of December 31, 2015 and 2014 and for each of the years in the three year period ended December 31, 2015 include the accounts of SV Holdco, LLC and its subsidiaries: Screenvision, LLC, Screenvision Exhibition, Inc. and Screenvision Direct, Inc. All intercompany transactions are eliminated in consolidation.

(b)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires Screenvision to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the useful lives of fixed assets, accounts receivable valuation, accrued liabilities, including accrued theatre circuit share expense, income taxes, and valuation of goodwill and intangibles.

(c)	Revenue Recognition
Advertising revenue, net of agency commission, is recognized based on delivered theater attendees or the number of days in the period in which an advertising contract is fulfilled, adjusted for delivered theatre attendees. Deferred revenue refers to the unearned portion of advertising contracts. The Company’s advertising contracts typically contain make‑good provisions should delivered attendance be less than the contracted attendance. Revenue is reduced for make‑good provisions when there is an under delivery of attendance.

(d)	Operating Costs
Cost of revenue includes advertising‑related costs such as personnel and other costs related to advertising fulfillment, production costs of nondigital advertising, digital network costs including satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network, and theatre circuit share costs payable to theatre circuits under multiyear agreements.
Under such theatre agreements, theatre circuits grant to the Company the right to sell advertising for display in the facilities of the theatre circuits. In certain of its agreements, in return for these rights, the Company is required to make periodic payments to the theatre circuit equal to the greater of a cumulative minimum guaranteed amount (based on theatre attendance, the number of screens or a set payment schedule), or a set contractual percentage of cumulative revenue earned from advertising sales. In other agreements, there is either a set contractual percentage or a fee per advertisement placed but no minimum guaranteed amount.
For each theatre agreement, the Company incurs as expense in a reporting period, the greater of (i) the cumulative minimum guaranteed amount or (ii) the amount derived by applying the contractual percentage to cumulative revenue earned from advertising sales less (iii) amounts incurred as expense in all previous reporting periods. In contracts with a minimum guaranteed amount based on a set payment schedule, the expense is determined by the straight‑line method. Any additional expense based on net admissions is recognized in the period incurred.

(e)	Cash and Cash Equivalents
All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. At December 31, 2015 and 2014, there are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution of $8,198 and $9,240, respectively. The Company has not experienced losses in these accounts.

(f)	Accounts Receivable
An allowance for doubtful accounts is reserved based on a combination of historical experience, aging analysis, and information on specific accounts. The Company provides advertising services to a large number of geographically dispersed companies across a wide range of industries. The Company extends credit to these companies and has not historically experienced significant losses relating to receivables from individual customers or groups of customers, except for one company that declared bankruptcy in 2014. The collectability risk for national advertisers is reduced by dealing with large, nationwide entities who generally have strong reputations in the advertising industry and stable financial conditions.
For the years ended December 31, 2015 and 2014, the Company’s two largest customers together accounted for approximately 12% and 16% of revenue, respectively. In addition, two customers had an accounts receivable balance, which represented 10.6% and 10.5%, respectively, of the Company’s accounts receivable as of December 31, 2015 and two customers had an accounts receivable balance, which represented 12.0% and 9.0%, respectively, of the Company’s accounts receivable as of December 31, 2014.

(g)	Operating Leases
Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight‑line basis over the initial lease term. The initial lease term includes the “build‑out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent. Construction allowances received from landlords are recorded as a deferred rent credit and amortized as an offset to rent expense over the initial term of the lease.

(h)	Property and Equipment
Property and equipment, which include amounts recorded under capital leases, are stated at acquired fair value or cost net of accumulated depreciation or amortization. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight‑line method over the following estimated useful lives:

Theatre equipment	3-6 years
Furniture and equipment	5 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term
or asset life

(i)	Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments using available market information. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2015 and 2014, the carrying value of current assets and current liabilities approximated fair value due to the short‑term nature of these items. The Company’s long‑term debt has a floating interest rate that approximates current market values.

(j)	Goodwill, Intangible Assets, and Long‑Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with Accounting Standards Codification (ASC) Topic 350‑10, Intangibles - Goodwill and Other. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, and is not subject to amortization. Intangible assets resulting from acquisitions are based on their fair values as of the acquisition date.

The Company performed its annual goodwill impairment test as of December 31, 2015 and 2014. The Company did not identify any material risk of failing step one of the goodwill impairment test. The fair value of the Company is substantially in excess of its carrying value.
The Company performed its annual indefinite‑lived intangible impairment test as of December 31, 2015 and 2014. The fair value of the Screenvision Trade Name approximates its carrying value; therefore, no impairment adjustment is required.
The Company reviews its long‑lived assets (property, equipment, and intangible assets subject to amortization) for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.
The Company’s intangible assets are primarily comprised of a trade name, advertising relationships, and theatre circuit agreements. Goodwill and the Screenvision trade name, which have indefinite useful lives, are not amortized. Amortizable intangible assets are amortized on a straight‑line basis over their respective estimated useful lives as follows:

Theatre circuit agreements	12–20 years
Advertising relationships	4 years

(k)	Income Taxes
Screenvision, LLC has elected to be treated as a C corporation for U.S. federal income tax purposes. As such, Screenvision, LLC is subject to U.S. federal and all applicable state and local taxes. SV Holdco, LLC has elected to be treated as a Partnership for federal, state, and local income tax purposes.
The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes. Under Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.
The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2015.

(l)	Comprehensive Income
Total comprehensive income includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded in a separate section of members’ equity on the consolidated balance sheets. The Company does not have any transactions that would require disclosure as comprehensive income.

(m)	Recent Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2013‑11, Income Taxes, requires the Company to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the Company intends to use the deferred tax asset for that purpose. The ASU is effective for the Company on January 1, 2015. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
FASB ASU No. 2014‑02, Accounting for Goodwill, provides private companies with an accounting alternative for the measurement of goodwill after it is initially recognized. Companies that elect the accounting alternative will amortize goodwill on a straight‑line basis over ten years, or less than ten years if they can demonstrate that a shorter useful life is more appropriate. Under the alternative, companies are required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill is tested for impairment only when a triggering event occurs that indicates that the fair value of the entity (or a reporting unit) may be below its carrying amount. When a triggering event is identified, the companies would perform an impairment test in accordance with ASC Topic 350‑10 Intangibles - Goodwill and Other. The accounting alternative, if elected, is applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in fiscal years beginning after December 15, 2014. If the Company elected to apply the accounting alternative, it would result in additional amortization expense of $2,142 each year over the next ten years.
FASB ASU No. 2014‑15, Presentation of Financial Statements - Going Concern, provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
FASB ASU No. 2015‑03, Debt Issuance Costs, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt instead of as a separate deferred asset. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. This change must be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
FASB ASU No., 2015‑17, Income Taxes, requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Property and Equipment

Property and equipment, which includes assets under capital leases, as of December 31, 2015 and 2014 was comprised as follows:

	2015	2014
Theatre equipment	$44,978	43,846
Furniture and equipment	3,169	2,714
Computer hardware and software	13,170	11,211
Leasehold improvement	739	739
	62,056	58,510
Accumulated depreciation	(51,185)	(44,158)
	$10,871	14,352

The total depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $7,027, $8,993, and $9,710, respectively.

In certain of its theatre circuit agreements, the Company has an asset retirement obligation whereby it must de‑install and remove theatre equipment at the end of the term. Amounts accrued at contract inception, which represent the present value of the related obligation, result in a corresponding increase to property and equipment, which are depreciated over the useful life as a component of the related property and equipment.
Changes in the asset retirement obligation, which is included in other noncurrent liabilities, for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31
	2015	2014
Accrued asset retirement obligation, beginning of period	$2,564	2,470
Current period asset	—	69
Accretion expense	63	66
Settlement	(432)	(41)
Accrued asset retirement obligation, end of period	$2,195	2,564

(4) Goodwill and Intangible Assets

Intangible assets as of December 31, 2015 and 2014 were comprised as follows:

	2015
	Gross carrying	Amortization	Accumulated
	amount	period	amortization
Trade name	$5,800	Indefinite	—
Advertising relationships	27,500	4 years	27,500
Major theatre relationships	33,800	20 years	8,803
Other theatre relationships	17,500	12–20 years	5,202
Total	$84,600		41,505

	2014
	Gross carrying	Amortization	Accumulated
	amount	period	amortization
Trade name	$5,800	Indefinite	—
Advertising relationships	27,500	4 years	27,500
Major theatre relationships	33,800	20 years	7,112
Other theatre relationships	17,500	12–20 years	4,024
Total	$84,600		38,636

The valuation of the acquired intangible assets was estimated by performing projections of discounted cash flows, whereby revenue and costs associated with each intangible asset are forecasted to derive expected cash flows, which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The valuation assumptions also take into consideration the Company’s estimates of contract renewal.
Amortization expense was $2,869, $8,246 and $9,627 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for each of the next five years is expected to be $2,602, $2,602, $2,602, $2,602 and $2,602, respectively.
Goodwill was $21,428 as of December 31, 2015 and 2014.

The goodwill balance as of December 31, 2015 represents the goodwill recorded as a result of the 2010 series of transactions described in note 1 and a subsequent acquisition.

(5) Members’ Equity
The Company had 742,825, 752,606 and 758,569 Class C Common Units issued and outstanding as of December 31, 2015, 2014 and 2013, respectively (note 11). The Company is also authorized to issue up to 400,000 Class B Common Units to members of Screenvision management. The Company had 287,394, 185,000 and 188,000 Class B Common Units issued and outstanding as of December 31, 2015, 2014 and 2013, respectively.
The Class B holders share in any potential sale proceeds (distributions) in excess of a contractual threshold with the holders of Class A and Class C Common Units, based on their stated ownership percentages.
The fair value of the Class B Common Units is determined using the Black‑Scholes option pricing model. The model considered the different levels of distributions of potential sale proceeds along with the expected holding term of the ownership interest (4 years); the risk‑free rate over the holding term (0.9%); and the expected volatility of the equity of SVH (40%). The fair value of the issued Class B Common Units was $1,009, $650 and $660 at December 31, 2015, 2014 and 2013, respectively, and is being recognized in equity and as compensation expense over the four year vesting period. Class B Units vested at December 31, 2015, 2014 and 2013 were 182,500, 175,000 and 121,000, respectively.
In 2010, Shamrock and an affiliated entity contributed $65,000 to SVH in exchange for 2,324,706 Class A Common Units. Technicolor exchanged its previous ownership in the Company for 715,294 Class A Common Units. In 2011, Shamrock, Carmike and Screenvision management purchased an additional 107,294 Class A Common Units.
A summary of common unit activity during the years ended December 31, 2015, 2014 and 2013 follows:

	Class A	Class B	Class C
Balance – December 31, 2012	$3,147,294	188,000	764,553
Granted	0	10,000	0
Forfeited	0	(10,000)	(5,984)
Balance – December 31, 2013	3,147,294	188,000	758,569
Granted	0	12,000	0
Forfeited	0	(15,000)	(5,963)
Balance – December 31, 2014	3,147,294	185,000	752,606
Granted	0	104,894	0
Forfeited	0	(2,500)	(9,781)
Balance – December 31, 2015	$3,147,294	287,394	742,825

(6) Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year ended December 31
	2015	2014	2013
Federal income taxes:
Current	$4,022	(754)	(5,218)
Deferred	2,738	(2,243)	3,573
State and local income taxes:
Current	382	223	240
Deferred	696	(671)	153
	$7,838	(3,445)	(1,252)

Effective Tax Rate Reconciliation
A reconciliation of the effective income tax rate on continuing operations as reflected in the consolidated statements of operations to the U.S. federal statutory income tax rate is as follows:

	Year ended December 31
	2015	2014	2013
Federal statutory income tax rate	35.0%	(34.0)%	(34.0)%
State and local income taxes, net of
federal income tax benefit	3.0	1.0	4.0
Permanent differences	(9.2)	17.0	0
Other, net	0.3	(3.0)	1.0
Effective tax rate	29.1%	(19.0)%	(29.0)%

The net current and noncurrent components of deferred income taxes recognized in the balance sheet are as follows:

	December 31
	2015	2014
Net current asset	$1,204	3,931
Net noncurrent liability	(26,509)	(25,802)
	$(25,305)	(21,871)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Assets:
Allowance for doubtful accounts	$299	703
Operating loss carryforward	2,574	7,571
Other	635	649
Gross deferred tax assets	3,508	8,923
Liabilities:
Property and equipment	(1,919)	(2,920)
Intangible assets	(14,753)	(15,461)
Goodwill	(7,718)	(7,113)
Theater commissions	(4,423)	(5,300)
Gross deferred tax liabilities	(28,813)	(30,794)
Net deferred tax liabilities	$(25,305)	(21,871)

The Company had an available gross net operating loss carryforward for federal tax purposes of $4,030 and $16,190 at the end of 2015 and 2014, respectively. The federal carryforwards will expire in 2031.
The Company had an available gross net operating loss carryforward for state tax purposes of $16,239 and $29,476 at the end of 2015 and 2014, respectively. The 2015 state carryforward will expire in 2016 (4%), 2020 (8%), 2025 (20%) and 2030 (68%).
The examinations by the Internal Revenue Service for the tax years ended December 31, 2009, 2010, 2011, and 2012 were completed in 2014 with no additional material adjustment.
The Company has approximately $194 of tax deductible goodwill as of December 31, 2015.

(7) Related-Party Transactions
The Company has agreements with subsidiaries and joint ventures of Technicolor to provide, but not limited to, digital equipment, integration and installation services, distribution, network management and support. The Company is under contract with Technicolor through March 3, 2016. For the years ended December 31, 2015, 2014, and 2013, the Company acquired from Technicolor $1,702, $2,352, and $4,068, respectively, for equipment and related integration and installation services. These amounts have been capitalized as theatre equipment. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $7,775, $8,190 and $8,574, respectively, for all other services provided by Technicolor.
The Company had payables due to Technicolor of $1,703 and $2,404 as of December 31, 2015 and 2014, respectively, which are included in Due to members.
The Company entered into a Management Services Agreement dated October 14, 2010 with Shamrock Capital Advisors, Inc., an affiliate of Shamrock to provide management and consulting services to SVH for an annual fee of $400 plus expenses, which is included in administrative expenses. The amount payable was $0 and $15 as of December 31, 2015 and 2014, respectively, and is included in Accrued liabilities.
Carmike circuit share expense was $11,588, $11,606 and $11,206 for the years ended December 31, 2015, 2014 and 2013, respectively. Accrued theatre circuit liability to Carmike was $1,418 and $2,154 as of December 31, 2015 and 2014, respectively, and is included in Accrued liabilities.

(8) Commitments and Contingencies

The Company leases office facilities for its headquarters in New York, New York, and also in various other cities for its administrative, sales and marketing personnel.
Future minimum lease payments under noncancelable operating leases are as follows:

2016		$1,846
2017		1,694
2018		1,703
2019		1,706
2020		1,670
Thereafter		1,842
	Total	$10,461

Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $2,176, $2,119 and $2,333, respectively.
Future minimum payments due under theatre circuit agreements are as follows:

2016		$4,260
2017		3,498
2018		3,496
2019		2,982
2020		2,096
	Total	$16,332

Total theatre circuit share expense included in cost of revenue for the years ended December 31, 2015, 2014 and 2013 was $83,179, $78,698 and $74,890, respectively. Accrued theatre circuit liability as of December 31, 2015 and 2014 was $16,340 and $13,956, respectively, and is included in accrued liabilities.
The Company has employment agreements with certain key employees. The agreements include terms for severance in the event of termination for other than cause as well as confidentiality and noncompetition clauses. The maximum contingent liability under such agreements as of December 31, 2015 and 2014 is approximately $4,243 and $2,836, respectively.
The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

(9) Retirement Plans
The Company has a defined-contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan allows eligible employees to voluntarily contribute amounts not exceeding the maximum allowed under the Code. The Company matches up to 33% of employee contributions, limited to 5% of compensation. Contributions to the plan are at the discretion of the Company. Plan expense for the years ended December 31, 2015, 2014 and 2013 was $206, $222 and $174, respectively.

(10) Debt
To facilitate the series of transactions in 2010 (note 1), SVH entered into a Loan and Security Agreement dated October 14, 2010 (the Agreement) whereby Screenvision borrowed $80,000 in a term loan and had available up to $10,000 in revolving loans.
In 2011, the Company borrowed an additional $3,000, which was added to the term loan.

On February 6, 2015, the Agreement was amended as follows:

•
The Maturity Date was extended from October 14, 2015 to June 30, 2016 with the principal payments of $2,000 continuing to be made on the last day of each calendar quarter until the new Maturity Date when the balance of $39,000 would be paid.

•	The Level I LIBOR rate margin is increased to 4.50 percentage points if the Leverage Ratio is greater than or equal to 3.25:1.00 and less than 3.75:1.00.

•	The Leverage Ratios and Fixed Charge Coverage Ratios were also amended effective beginning the fourth quarter of 2015.
On December 21, 2015, the Agreement was further amended as follows:

•
The Maturity Date was extended to December 21, 2018 with the principal payments of $2,000 continuing to be made on the last day of each calendar quarter until the new Maturity Date when the balance of $14,000 will be paid.

•	The revolving credit facility was increased to $12,500.

•	The LIBOR rate margin was set at 3.00 percentage points and the Base rate margin was set at 2.00 percentage points if the Leverage Ratio is greater than or equal to 2.00:1.00.

At December 31, 2015 and 2014, the outstanding balance of the term loan was $36,000 and $49,000, respectively.
The revolving credit facility has an interest rate consistent with the term loan. In addition, Screenvision is required to pay commitment fees quarterly on the unused portion of the revolving credit facility. The commitment fee rate is 0.50% per annum. There was $0 and $2,000 outstanding amounts due under the revolving credit facility as of December 31, 2015 and 2014, respectively, which is included in Accrued liabilities.
The Agreement requires that mandatory prepayments be made from (1) 100% of the net cash proceeds from certain asset sales in excess of $500, (2) 100% of the net cash proceeds from issuance of certain debt obligations, and (3) 50% of the net cash proceeds from the issuance of certain equity securities. The February 6, 2015 amendment included an additional requirement that a mandatory prepayment in an amount between $5,000 and $7,500 be made from the termination fee, if paid to the Company, as described in note 12. A payment of $5,000 was made in compliance with this requirement.
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
The Agreement contains financial covenants that require SVH to maintain an agreed ratio of funded debt to adjusted EBITDA (consolidated leverage ratio) and a ratio of adjusted EBITDA to interest expense and debt payments (consolidated fixed charge ratio). The financial covenants contain normal and customary periodic changes in the required ratios over the life of the Agreement. As of December 31, 2015, SVH was in compliance with these financial covenants.
Debt issuance costs of $1,200 were incurred in connection with the original issuance of the Term Loan and were capitalized in the caption Other Assets in the consolidated balance sheet. This amount was amortized over the original term of the loan.

(11) Carmike Cinemas, Inc.
On October 14, 2010, SV amended its Theatre Agreement dated September 20, 2006 with Carmike Cinemas, Inc. (Carmike) whereby the term of the Agreement was extended for an additional 30 years through July 1, 2042. In connection with this amendment, SV paid Carmike $30,000 in January 2011 and Carmike received 760,000 Class C Common Units of SVH (representing a 20% profits interest in SVH). Carmike may also receive additional units and cash payments. The additional units and some of the originally issued units may be subject to forfeiture based upon changes in Carmike’s future theatre and screen count. As a result of this uncertainty, the value of the forfeitable units is not reflected in the Company’s financial statements. There were 172,825, 182,606 and 188,569 forfeitable units issued at December 31, 2015, 2014 and 2013 respectively.
The fair value of the Class C Common Units is determined using the Black‑Scholes option pricing model. The model considered the different levels of distributions of potential sale proceeds along with the expected holding term of the ownership interest (4 years); the risk‑free rate over the holding term (0.9%); and the expected volatility of the equity of SVH (40%). The fair value of the issued Class C Common Units was $5,250 at October 14, 2010.
Both the cash payment of $30,000 and the Class C Common Units nonforfeitable value of $5,250 are capitalized in other assets and are being amortized as theatre commissions in costs of revenue on a straight line beginning October 14, 2010 through June 2042.

(12) Merger with National CineMedia
On May 5, 2014, SVH announced the Merger Agreement whereby National CineMedia, Inc. (NCM) would acquire the Company for $375,000 subject to certain purchase price adjustments and regulatory approval.
On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM and Screenvision.
On March 16, 2015, the Company and NCM terminated the Merger Agreement and Screenvision received a termination fee of $26,840.
Merger related costs of $4,990 and $7,754 were incurred during the years ended December 31, 2015 and 2014, respectively.

(13) Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through February 25, 2016, the date at which the financial statements were available to be issued, and determined there are no items to disclose.

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

4.1
Indenture for the 6.00% Senior Secured Notes due 2023, dated June 17, 2015, among Carmike Cinemas, Inc. and JP Morgan (filed as Exhibit 4.2 to Carmike's Current Report on Form 8-K filed on June 17, 2015 and incorporated by reference).

Exhibit Number	Description

4.2	Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.1 and incorporated by reference).

10.1
Credit Agreement, dated June 17, 2015, by and among Carmike Cinemas, Inc., as Borrower, the several lenders from time to time parties to the Credit Agreement, JP Morgan Chase Bank, National Association, as Administrative Agent and Syndication Agent, and JP Morgan Securities LLC, Macquarie Capital (USA) Inc. and RBC Capital Markets as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to Carmike's Current Report on Form 8-K filed on June 23, 2015 and incorporated by reference).

10.2
Second Lien Collateral Agreement, dated June 17, 2015, among Carmike Cinemas, Inc. and certain of its Subsidiaries, Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.2 to Carmike's Current Report on Form 8-K filed on June 23, 2015 and incorporated by reference).

10.3
Collateral Trust Agreement, dated June 17, 2015, between Carmike Cinemas, Inc., the Guarantors from time to time party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent under the Credit Agreement and Wells Fargo Bank, National Association, as Trustee under the Indenture and as Collateral Trustee (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed on June 23, 2015 and incorporated by reference).

10.4
First Lien Guarantee and Collateral Agreement between Carmike Cinemas, Inc. and certain of its Subsidiaries in favor of Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 10.4 to Carmike’s Current Report on Form 8-K filed on June 23, 2015 and incorporated by reference).

Exhibit Number	Description

10.5
Second Amended and Restated Master Lease, dated September 1, 2001, between MoviePlex Realty Leasing, L.L.C. and Carmike Cinemas, Inc. (filed as Exhibit 10.17 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.6
First Amendment to Second Amended and Restated Master Lease, dated as of July 12, 2004, between MoviePlex Realty Leasing L.L.C. and Carmike Cinemas, Inc. (filed an Exhibit 10.2 to Carmike’s Form S-3 (Registration No. 333-117403) filed July 16, 2004 and incorporated herein by reference).

10.7*
Form of Deferred Compensation Agreement and Schedule of Officers who have entered into such agreement (filed as Exhibit 10.11 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.8*	Form Amendment Number One to the Deferred Compensation Agreement (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K/A filed July 2, 2007 and incorporated herein by reference).

10.9*	Carmike Cinemas, Inc. 2002 Stock Plan (filed as Exhibit 4.2 to Carmike’s Form S-8 (Registration No. 333-85194) filed March 29, 2002 and incorporated herein by reference).

10.10*
Carmike Cinemas, Inc. 2004 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 20, 2011 (filed as Appendix A to Carmike’s proxy statement filed on April 20, 2011, and incorporated herein by reference).

10.11*
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

10.15*
Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as exhibit 10.1 to Carmike’s Current Report on Form 8-K filed April 19, 2007 and incorporated herein by reference).

10.16*
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

10.18*
Form of Employee Stock Option Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.2 to Carmike’s Quarterly Report on Form 10-Q filed on August 3, 2009 and incorporated herein by reference).

10.19*
Form of Non-Employee Director Stock-Settled Restricted Stock Unit Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 10, 2011 and incorporated herein by reference).

10.20*
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

10.23*
Amendment Number One to Employment Agreement, dated March 29, 2010 by and between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q filed on May 5, 2010 and incorporated herein by reference).

10.24*
Form of Performance Based Restricted Stock Grant Agreement pursuant to the Carmike Cinemas, Inc. 2004 Incentive Stock Plan (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed on March 9, 2010 and incorporated herein by reference).

10.25*
Amendment No. 1 to Separation Agreement between Carmike Cinemas, Inc. and Fred. W. Van Noy (filed as Exhibit 10.29 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.26*
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

10.28*
Form of Amendment No. 1 to Separation Agreement and schedule of officers who have entered into such amendment (filed as Exhibit 10.31 to Carmike’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.29*	Amended and Restated Separation Agreement, dated May 15, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

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

10.41*	Form of Amendment Number One to Option Certificate(s), dated May 15, 2013 (filed as Exhibit 10.5 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.42*
Carmike Cinemas, Inc. Section 162(m) Performance-Based Program (filed as Appendix A to Carmike’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, filed on April 20, 2012 and incorporated herein by reference).

10.43*
Amendment No. 2 to Employment Agreement between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.6 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.44*
Amended and Restated Employment Agreement, dated May 15, 2013, between Carmike Cinemas, Inc. and S. David Passman III (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed May 16, 2013 and incorporated herein by reference).

10.45*
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

10.48
Release and Waiver Agreement, dated April 11, 2012, between Carmike Cinemas, Inc. and Gary F. Krannacker (filed as Exhibit 10.1 to Carmike’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.49*	Executive Nonqualified Excess Plan Adoption Agreement, dated June 28, 2013 (filed as Exhibit 10.1 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.50*	Executive Nonqualified Excess Plan, dated June 28, 2013 (filed as Exhibit 10.2 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.51*	Form of Agreement Relating to Deferred Compensation, dated June 28, 2013 (filed as Exhibit 10.3 to Carmike’s Current Report on Form 8-K filed July 2, 2013 and incorporated herein by reference).

10.52*
Carmike Cinemas, Inc. Employee Stock Purchase Plan (filed as Appendix B to Carmike’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, filed on April 18, 2014 and incorporated herein by reference).

10.53*	Employment Agreement by and between Carmike Cinemas, Inc. and Rob Collins, dated December 14, 2015.

11	Computation of per share earnings (provided in Note 19 to the Notes to Audited Consolidated Financial Statements included in this report under the caption “Net Income (Loss) Per Share”).

21	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP as to SV Holdco, LLC’s financial statements.

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

101
The following financial information for Carmike, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

CARMIKE CINEMAS, INC.

Date:	February 29, 2016	By:	/s/ S. DAVID PASSMAN III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and as of the date indicated above.

Signature	Title

/S/ S. DAVID PASSMAN III S. David Passman III	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ RICHARD B. HARE Richard B. Hare	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

/S/ GREGORY S. WIGGINS Gregory S. Wiggins	Assistant Vice President—Chief Accounting Officer (Principal Accounting Officer)

/S/ MARK R. BELL Mark R. Bell	Director

/S/ JEFFREY W. BERKMAN Jeffrey W. Berkman	Director

/S/ SEAN T. ERWIN Sean T. Erwin	Director

/S/ JAMES A. FLEMING James A. Fleming	Director

/S/ ROLAND C. SMITH Roland C. Smith	Chairman of the Board of Directors

/S/ PATRICIA A. WILSON Patricia A. Wilson	Director