Form 10-Q
period 2016-03-31
CARMIKE CINEMAS INC
filed 2016-05-02
CIK 799088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common Stock, par value $0.03 per share — 24,552,476 shares outstanding as of April 22, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$95,723	$102,511
Restricted cash	435	593
Accounts receivable	15,388	16,207
Inventories	4,730	5,115
Prepaid expenses and other current assets	20,756	20,082
Total current assets	137,032	144,508
Property and equipment:
Land	44,786	45,265
Buildings and building improvements	356,372	345,451
Leasehold improvements	209,753	204,064
Assets under capital leases	49,173	49,173
Equipment	303,812	300,518
Construction in progress	7,318	10,617
Total property and equipment	971,214	955,088
Accumulated depreciation and amortization	(482,127)	(470,482)
Property and equipment, net of accumulated depreciation	489,087	484,606
Goodwill	153,549	151,716
Intangible assets, net of accumulated amortization	2,465	2,596
Investments in unconsolidated affiliates (Note 10)	7,816	8,033
Deferred income tax asset	105,421	106,300
Other	14,825	14,899
Total assets	$910,195	$912,658
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$42,829	$50,527
Accrued expenses	30,871	32,099
Deferred revenue	20,724	23,995
Current maturities of capital leases and long-term financing obligations	10,455	9,978
Total current liabilities	104,879	116,599
Long-term liabilities:
Long-term debt	223,626	223,406
Capital leases and long-term financing obligations, less current maturities	229,263	221,315
Deferred revenue	29,223	29,512
Other	32,508	32,055
Total long-term liabilities	514,620	506,288
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 25,501,618 shares issued and 24,552,476 shares outstanding at March 31, 2016, and 25,410,153 shares issued and 24,598,206 shares outstanding at December 31, 2015	760	754
Treasury stock, 949,142 and 811,947 shares at cost at March 31, 2016 and December 31, 2015, respectively	(24,349)	(21,289)
Paid-in capital	504,729	502,975
Accumulated deficit	(190,444)	(192,669)
Total stockholders’ equity	290,696	289,771
Total liabilities and stockholders’ equity	$910,195	$912,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues:
Admissions	$122,703	$111,356
Concessions and other	83,485	72,978
Total operating revenues	206,188	184,334
Operating costs and expenses:
Film exhibition costs	68,344	61,683
Concession costs	9,580	8,022
Salaries and benefits	24,760	23,713
Theatre occupancy costs	25,878	23,434
Other theatre operating costs	34,541	32,029
General and administrative expenses	12,322	10,027
Depreciation and amortization	15,157	13,087
Gain on sale of property and equipment	(282)	(1,031)
Impairment of long-lived assets	280	1,390
Total operating costs and expenses	190,580	172,354
Operating income	15,608	11,980
Interest expense	12,386	12,669
Income (loss) before income tax and income from unconsolidated affiliates	3,222	(689)
Income tax expense	1,411	268
Income from unconsolidated affiliates (Note 10)	414	1,348
Net income	$2,225	$391
Weighted average shares outstanding:
Basic	24,552	24,483
Diluted	24,985	24,949

Net income per common share (Basic and Diluted)	$0.09	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,225	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,157	13,087
Amortization of debt issuance costs	317	363
Impairment on long-lived assets	280	1,390
Deferred income taxes	879	(434)
Stock-based compensation	1,723	2,681
Loss from unconsolidated affiliates	(3)	(923)
Other	96	146
Gain on sale of property and equipment	(282)	(1,031)
Changes in operating assets and liabilities:
Accounts receivable and inventories	1,195	2,739
Prepaid expenses and other assets	(630)	(1,252)
Accounts payable	(7,982)	1,566
Accrued expenses and other liabilities	(4,265)	577
Earnout payments for acquisitions	—	(849)
Distributions from unconsolidated affiliates	181	128
Net cash provided by operating activities	8,891	18,579
Cash flows from investing activities:
Purchases of property and equipment	(5,368)	(17,750)
Release (funding) of restricted cash	158	(17)
Investment in unconsolidated affiliates	(74)	(36)
Theatre acquisitions, net of cash acquired	(5,465)	—
Proceeds from sale of property and equipment	812	1,600
Net cash used in investing activities	(9,937)	(16,203)
Cash flows from financing activities:
Debt activities:
Repayments of capital lease and long-term financing obligations	(2,473)	(2,040)
Issuance of common stock	36	33
Purchase of treasury stock	(3,305)	(3,471)
Earnout payment for acquisitions	—	(1,570)
Net cash used in financing activities	(5,742)	(7,048)
Decrease in cash and cash equivalents	(6,788)	(4,672)
Cash and cash equivalents at beginning of period	102,511	97,537
Cash and cash equivalents at end of period	$95,723	$92,865
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$8,567	$8,397
Income taxes, net	$(1,052)	$174
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$1,500	$4,613
Assets acquired through capital lease or financing obligations	$10,800	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2016 and 2015
(unaudited)
(in thousands except share and per share data)
NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of March 31, 2016 and December 31, 2015, the results of operations for the three month periods ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first three months of 2016.
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
See Note 11-Acquisitions for fair value of assets acquired.
Comprehensive Income
The Company has no other comprehensive income items.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. In August 2015, the FASB issues ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In March 2016, further guidance related to this standard was issued in ASU 2016-08. The Company is currently evaluating the potential impact of adopting this guidance, but due to the nature of its operations does not believe that it will have a significant impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, which amends existing guidance on extinguishing financial liabilities for certain prepaid stored-value products. ASU 2016-04 requires a company to derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This ASU is effective for annual periods, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax witholding requirements and classification in the statement of cash flows. The ASU is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS
For the three months ended March 31, 2016 and 2015, impairment charges aggregated to $280 and $1,390, respectively. The impairment charges for the three months ended March 31, 2016 were primarily the result of deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. The impairment charges for the three months ended March 31, 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres.
The estimated aggregate fair value of the long-lived assets impaired during the three months ended March 31, 2016 was approximately $688. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10)% to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.
NOTE 3—DEBT
The Company’s debt consisted of the following on the dates indicated:

	March 31, 2016	December 31, 2015
Senior secured notes	$230,000	$230,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(6,374)	(6,594)
Total debt	223,626	223,406
Current maturities	—	—
Total long-term debt	$223,626	$223,406

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
Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the Senior Secured Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase. On March 23, 2016, the Company entered into a supplemental indenture to the

Indenture providing that the AMC merger described in response to Note 11-Acquisitions below would not constitute a change of control under the Indenture which would require us to make an offer to repurchase the Senior Secured Notes outstanding.
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
The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving credit facility at March 31, 2016.
The fair value of the Senior Secured Notes at March 31, 2016 and December 31, 2015 is estimated based on quoted market prices as follows:

	As of March 31,	As of December 31,
	2016	2015
Carrying amount, net	$230,000	$230,000
Fair value	$240,925	$234,600

Debt Covenants
The Indenture and the Credit Facility include covenants which, among other things, limit the Company’s and its subsidiaries’ ability, to:

•	incur additional indebtedness or guarantee obligations;

•	issue certain preferred stock or redeemable stock;

•	pay dividends beyond certain calculated thresholds, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell, transfer or otherwise convey certain assets;

•	create or incur liens or other encumbrances;

•	prepay, redeem or repurchase subordinated debt prior to stated maturities;

•	designate the Company’s subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into a new or different line of business; and

•	enter into certain transactions with the Company’s affiliates.
As of March 31, 2016, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $162,000.
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
As of March 31, 2016, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.
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
The effective tax rate from continuing operations for the three months ended March 31, 2016 and 2015 was 38.8% and 40.7%, respectively. The Company’s tax rate for the three months ended March 31, 2016 and 2015 differs from the statutory federal tax rate primarily due to state income taxes and permanently nondeductible expenses.
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

As a result of the 2008 ownership change, the Company is subject to an approximate $1.7 million annual limitation on its ability to utilize its pre-change NOLs and recognized built-in losses. The Company’s acquisition of Digital Cinema Destination Corp. ("Digiplex") and Sundance Cinemas® (“Sundance”) (see Note 11—Acquisitions) triggered an ownership change for Digiplex and Sundance during the third quarter of 2014 and fourth quarter of 2015, respectively. The Company evaluated the impact of these ownership changes and determined at the acquisition date that both companies had net unrealized built-in gains (“NUBIG”). The NUBIG was determined based on the difference between the fair market value of the Company's assets and their tax basis as of the ownership change date. Because a NUBIG existed with regard to each of these acquisitions, items of income existing before the ownership change date that are recognized during the five-year period beginning on the date of ownership change serve to increase the annual limitation of losses the Company can utilize under IRC Section 382. Therefore, the Company does not believe that the ownership changes will significantly limit its ability to utilize net operating losses acquired from Digiplex or Sundance.
At March 31, 2016 and December 31, 2015, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $105,421 and $106,300, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.
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
Management’s conclusion at March 31, 2016 that it is more likely than not that the Company's net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income; however, the Company believes, with regard to certain state net operating losses which have a carryforward period shorter than the federal net operating loss carryforward period, that it is more likely than not that these state net operating losses will expire unused. Therefore a valuation allowance against certain state net operating loss carryforwards of $860 was established during the fourth quarter of 2015. Management’s judgment regarding the realizability of state net operating loss deferred tax assets may change due to further changes in state tax rates, apportionment, and business concentration.
As of March 31, 2016 and December 31, 2015, the amount of unrecognized tax benefits was $167, all of which would affect the Company’s annual effective tax rate, if recognized.

NOTE 5—EQUITY BASED COMPENSATION
In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of March 31, 2016, there were 1,054,612 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.
The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. For certain employees who have met retirement eligibility criteria as defined in the respective award agreements, compensation expense for restricted stock awards is recognized immediately. As of March 31, 2016, the Company also had 155,305 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of March 31, 2016, 76,502 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. For those employees who have met retirement eligibility criteria as defined in the 2014 Incentive Stock Plan, compensation expense for performance-based stock awards is recognized immediately once all conditions of the award have been satisfied. The Company has determined the achievement of the performance target for the unearned awards in the current year is probable.
The Company’s total stock-based compensation expense was approximately $1,723 and $2,681 for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of March 31, 2016, the Company had approximately $3,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.4 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
No options were granted during the first three months of 2016 or 2015. The following table sets forth the summary of option activity for stock options with service vesting conditions as of March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	550,000	$8.67	4.1	$7,848
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2016	550,000	$8.67	3.9	$11,753
Exercisable on March 31, 2016	550,000	$8.67	3.9	$11,753
Expected to vest March 31, 2016	—	$—	—	$—
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
The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	73,334	$25.95	1.3	$—
Exercised	—	—	—	—
Outstanding at March 31, 2016	73,334	$25.95	1.0	$300
Exercisable on March 31, 2016	40,000	$25.95	1.0	$164
Expected to vest March 31, 2016	—	$—	—	$—

Restricted Stock
The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	388,794	$27.34
Granted	163,968	$20.55
Vested	(184,247)	$22.36
Forfeited	(7,088)	$28.03
Nonvested at March 31, 2016	361,427	$26.78

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
As of March 31, 2016 and December 31, 2015, goodwill and intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of March 31, 2016
Intangible assets:
Lease related intangibles	$3,612	$(1,332)	$2,280
Non-compete agreements	30	(22)	8
Trade names	750	(573)	177
Total intangible assets	$4,392	$(1,927)	$2,465
As of December 31, 2015
Intangible assets:
Lease related intangibles	$3,612	$(1,206)	$2,406
Non-compete agreements	30	(21)	9
Trade names	750	(569)	181
Total intangible assets	$4,392	$(1,796)	$2,596

Amortization expense of intangible assets for fiscal years 2016 through 2020 and thereafter is estimated to be approximately $525, $518, $495, $495, $274 and $288, respectively.
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2016:

	December 31, 2015	Additions	Impairments	March 31, 2016
Goodwill, gross	$189,956	$1,833	$—	$191,789
Accumulated impairment losses	(38,240)	—	—	(38,240)
Total goodwill, net	$151,716	$1,833	$—	$153,549
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

Shareholder Litigation
On April 25, 2016, a purported holder of the Company’s common stock (“Plaintiff”) filed a putative class action in the United States District Court for the Middle District of Georgia, Columbus Division, captioned Solak v. Passman, et al., C.A. No. 4:16-cv-154 (CDL), against the Company’s directors, AMC Entertainment Holdings, Inc. (“AMC”), and AMC’s merger subsidiary arising from the proposed acquisition of the Company by AMC (the “Merger”). Plaintiff’s complaint alleges that the preliminary proxy statement filed by the Company on March 31, 2016 with the Securities and Exchange Commission (“SEC”) in connection with the Merger contained false and misleading statements and omitted material information in violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 14a-9 promulgated thereunder, and further that the director defendants are personally liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. In addition, Plaintiff’s complaint alleges that the director defendants breached their fiduciary duties owed to the public stockholders of the Company in connection with the Merger and that AMC and its merger subsidiary aided and abetted those breaches. Plaintiff’s complaint seeks, among other things, to enjoin the Merger until the alleged Exchange Act violations and breaches of fiduciary duties are remedied, to rescind the merger agreement or any terms thereof to the extent such agreement or terms have already been implemented, and an award of attorneys’ and experts’ fees and costs. Although it is not possible to predict the outcome of litigation matters with certainty, the Company believes that the claims raised by the purported stockholder are without merit and intends to defend against them vigorously.
NOTE 8—NET INCOME PER SHARE
Basic net income per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents totaling 75,831 and 2,339 for the three months ended March 31, 2016 and 2015 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of common stock compared to the price on the grant date.

	Three Months Ended March 31,
	2016	2015
Numerator:
Numerator for basic earnings per share:
Net income	$2,225	$391
Denominator (shares in thousands):
Basic earnings per share:
Weighted average shares	24,584	24,588
Less: restricted stock issued	(32)	(105)
Denominator for basic earnings per share:	24,552	24,483
Effect of dilutive shares:
Stock options	267	145
Restricted stock awards	166	321
Dilutive potential common shares	433	466
Denominator for diluted earnings per share:
Adjusted weighted average shares	24,985	24,949
Basic and Diluted income per share attributable to Carmike stockholders	$0.09	$0.02
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
As of March 31, 2016, the Company held Class C and Class A membership units representing approximately 18% of the total issued and outstanding membership units of SV Holdco. As of March 31, 2016, the carrying value of the Company’s ownership interest in SV Holdco is $6,780 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.
The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of March 31, 2016.
The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2)the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 14% of the total issued and outstanding membership units of SV Holdco as of March 31, 2016 and December 31, 2015.
For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,566 and $2,526 for the three months ended March 31, 2016 and 2015, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $453 and $446 for the three months ended March 31, 2016 and 2015, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,634 and $1,626 at March 31, 2016 and December 31, 2015, respectively.
A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the three months ended March 31, 2016 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2016	$6,957
Equity loss of SV Holdco	(177)
Balance at March 31, 2016	$6,780

Deferred revenue	SV Holdco
Balance at January 1, 2016	$30,670
Amortization of up-front payment	(237)
Amortization of Class C units	(53)
Balance at March 31, 2016	$30,380
NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9—Screenvision Exhibition, Inc., and interests in other joint ventures.
Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of March 31,
2016
Assets:
Current assets	$53,894
Noncurrent assets	118,373

Total assets	$172,267

Liabilities:
Current liabilities	$36,092
Noncurrent liabilities	51,320

Total liabilities	$87,412

	Three Months Ended
	March 31, 2016	March 31, 2015
Results of operations:
Revenue	$37,568	$23,613
Operating (loss) income	$(2,572)	$11,318
(Loss) income from continuing operations	$(1,642)	$6,310
Net (loss) income	$(1,642)	$6,310

A summary of activity in income from unconsolidated affiliates for the three months ended March 31, 2016 and 2015 is as follows:

	March 31,
Income from unconsolidated affiliates	2016	2015
(Loss) income from unconsolidated affiliates	$(39)	$902
Elimination of intercompany revenue	453	446
Income from unconsolidated affiliates	$414	$1,348

NOTE 11— ACQUISITIONS

AMC Merger

On March 3, 2016, AMC Entertainment Holdings, Inc, ("AMC") and the Company announced that the companies have entered into a definitive merger agreement under which AMC will acquire all of the outstanding shares of the Company and the Company will become a wholly owned subsidiary of AMC. Under the terms of the merger agreement, Carmike shareholders will receive, for each share held by such shareholder, $30.00 in cash at closing. Each Carmike stock option, share of restricted stock, restricted stock unit and performance shares, will, contingent upon consummation of the merger, become 100% vested, and will be cancelled and converted into the right to receive $30.00 in cash or, in the case of stock options that have not been exercised, the excess, if any, of $30.00 over the exercise price of such stock option.

The AMC Merger agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. The transaction has been approved by both companies' Board of Directors and the completion of the AMC merger is subject to customary closing conditions including, among others, the approval of Carmike shareholders and various regulatory approvals.

The merger agreement contains certain termination rights for both the Company and AMC and further provides that upon the termination of the merger agreement under certain circumstances, including upon a termination as a result of a superior proposal, the Company will be required to pay a breakup fee of $30,000. AMC is required to pay Carmike a termination fee of $50,000 if the merger agreement is terminated in certain circumstances relating to the antitrust regulatory review process. Subject to certain limitations, either party may terminate the merger agreement if the merger is not consummated by December 5, 2016.

Refer to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2016 for additional information on the AMC merger.

AMC/Starplex
In January 2016, the Company acquired two theatres and 22 screens from a subsidiary of AMC for approximately $5,465, inclusive of working capital adjustments. The acquisition supports the Company's growth strategy. Acquisition costs related to this transaction were not significant to the Company's consolidated financial statements. The purchase price of $5,465 was allocated as follows:

Purchase price, net of cash received	$5,390
Working capital adjustment	75
Total purchase price	$5,465

Other current assets	75
Property and equipment	3,557
Net assets acquired	3,632
Goodwill	1,833

Purchase Price	$5,465

Sundance
On October 6, 2015, the Company completed its acquisition of five theatres and 37 screens pursuant to the terms of a definitive purchase agreement under which Carmike acquired all of Sundance Cinemas, LLC ("Sundance"). In consideration for the acquisition, the Company paid $35,843 in cash, including $130 in working capital adjustments. The purchase price was paid using cash on hand. The acquisition of Sundance supports the Company's growth strategy.
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

NOTE 12— LEASE AMENDMENT

In February 2016, the Company amended a master lease agreement consisting of five theatres and 84 screens. The amendment extends the term of the master lease agreement for 15 years, exclusive of any option periods. The Company expects to incur capital expenditures totaling approximately $28,000 to remodel certain of these theatres of which $15,000 will be reimbursed by the landlord. Certain of the improvements were deemed to be non-normal tenant improvements and the Company has recorded capital lease and financing obligations of $10,800 on its consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMC Merger
On March 3, 2016, AMC Entertainment Holdings, Inc, and the Company announced that we have entered into a definitive merger agreement under which AMC will acquire all of our outstanding shares and we will become a wholly owned subsidiary of AMC. Under the terms of the merger agreement, our shareholders will receive, for each share held by such shareholder, $30.00 in cash at closing. Each Carmike stock option, share of restricted stock, restricted stock unit and performance shares, will, contingent upon consummation of the merger, become 100% vested, and will be cancelled and converted into the right to receive $30.00 in cash or, in the case of stock options that have not been exercised, the excess, if any, of $30.00 over the exercise price of such stock option.
The AMC merger agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. The transaction has been approved by both companies' Board of Directors and the completion of the AMC merger is subject to customary closing conditions including, among others, the approval of our shareholders and various regulatory approvals. Refer to the Company's Form 8-K filed March 3, 2016 for additional information regarding the AMC merger.
The Company
We are one of the largest motion picture exhibitors in the United States and as of March 31, 2016 we owned, operated or had an interest in 276 theatres with 2,954 screens located in 41 states. We target mid-size non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.
As of March 31, 2016, all of our theatres are on a digital-based platform, and 258 theatres with 1,097 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.
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
The ultimate performance of our film product any time during the calendar year will have a dramatic impact on our operating results and cash needs. In addition, the seasonal nature of the exhibition industry and positioning of film product make our need for cash vary significantly from quarter to quarter. Generally, our liquidity needs are funded by operating cash flow, available funds under our credit agreement and short term float. Our ability to generate this cash will depend largely on future operations.
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
We actively seek ways to grow our circuit through strategic acquisitions and have completed acquisitions in each fiscal year since 2011. Since 2011, we have acquired 65 theatres and over 800 screens. Recent transactions include the acquisition of 5 theatres and 37 screens from Sundance Cinemas LLC on October 6, 2015 and two theatres and 22 screens from a subsidiary of AMC Theatres in January 2016.
In addition, we continue to pursue opportunities for organic growth through new theatre development. During the three months ended March 31, 2016, we opened one theatre and 12 screens. We anticipate opening up to five new build-to-suit theatres in 2016. We intend to include one large-format auditorium in each of our new build-to-suit theatres.
As of March 31, 2016, we operated 55 large-format auditoriums, including 32 Big D auditoriums, 21 IMAX auditoriums and two MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for ten additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. In July 2015, we expanded our revenue-sharing agreement to include 3 additional IMAX theatre systems. As of March 31, 2016, 10 of the 13 IMAX theatre systems had been installed.
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
For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and in "Item 1A. Risk Factors" contained in this report.
Results of Operations
Comparison of Three Months Ended March 31, 2016 and March 31, 2015
Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended March 31,
	2016	2015
Average theatres	276	273
Average screens	2,947	2,893
Average attendance per screen	5,338	5,343
Average admission per patron	$7.80	$7.20
Average concessions and other sales per patron	$5.31	$4.72
Total attendance (in thousands)	15,731	15,457
Total operating revenues (in thousands)	$206,188	$184,334
According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for the three months ended March 31, 2016 were estimated to have increased by approximately 12.5% in comparison to the corresponding 2015 period. The industry-wide increase was primarily driven by the success of high profile films, such as Deadpool, which grossed over $300 million in domestic box office revenues, and Star Wars: The Force Awakens, Zootopia, and Batman v Superman: Dawn of Justice, which all grossed over $200 million in domestic box office revenues.
Total operating revenues increased 11.9% to $206.2 million for the three months ended March 31, 2016 compared to $184.3 million for the three months ended March 31, 2015, due to an increase in total attendance from 15.5 million in the first quarter of 2015 to 15.7 million in the first quarter of 2016, an increase in average admissions per patron from $7.20 in the first quarter of 2015 to $7.80 for the first quarter of 2016 and an increase in average concessions and other sales per patron from $4.72 in the first quarter of 2015 to $5.31 in the first quarter of 2016. Excluding operating revenues from the acquired Sundance theatres, total operating revenues increased 8.5% to $200.0 million. The increase in total revenues, excluding the acquired Sundance theatres, was due to an increase in average admissions per patron from $7.20 to $7.72 and an increase in average concessions and other sales per patron from $4.72 to $5.24. Average admission per patron for the first quarter of 2016 increased due to an increase in premium format shows, such as 3D and Big D/IMAX, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards. Average concessions and other sales per patron increased primarily due to concession promotions, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards.

Admissions revenue increased approximately 10.2% to $122.7 million for the three months ended March 31, 2016 from $111.4 million for the same period in 2015, due to an increase in total attendance from 15.5 million in the first quarter of 2015 to 15.7 million for the first quarter of 2016, an increase in average admissions per patron from $7.20 in the first quarter of 2015 to $7.80 for the first quarter of 2016, and revenues related to unredeemed gift cards. Excluding the acquired Sundance theatres, admissions revenue increased 7.0% from $111.4 million for the three months ended March 31, 2015 to $119.1 million for the three months ended March 31, 2016.
Concessions and other revenue increased approximately 14.4% to $83.5 million for the three months ended March 31, 2016 compared to $73.0 million for the same period in 2015 due to an increase in total attendance from 15.5 million for the three months ended March 31, 2015 to 15.7 million for the three months ended March 31, 2016, an increase in average concessions and other sales per patron from $4.72 in the first quarter of 2015 to $5.31 in the first quarter of 2016, the adoption of a tax on top pricing policy in the fourth quarter of 2015, settlement funds related to the 2010 BP oil spill of $0.7 million and revenues related to unredeemed gift cards. Excluding the acquired Sundance theatres, concessions and other revenue increased 10.8% from $73.0 million for the three months ended March 31, 2015 to $80.9 million for the three months ended March 31, 2016.
We operated 276 theatres with 2,954 screens at March 31, 2016 compared to 272 theatres with 2,894 screens at March 31, 2015.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended March 31,
($’s in thousands)	2016	2015	% Change
Film exhibition costs	$68,344	$61,683	11
Concession costs	$9,580	$8,022	19
Salaries and benefits	$24,760	$23,713	4
Theatre occupancy costs	$25,878	$23,434	10
Other theatre operating costs	$34,541	$32,029	8
General and administrative expenses	$12,322	$10,027	23
Depreciation and amortization	$15,157	$13,087	16
Gain on sale of property and equipment	$(282)	$(1,031)	n/m
Impairment of long-lived assets	$280	$1,390	n/m
Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended March 31, 2016 increased to $68.3 million as compared to $61.7 million for the three months ended March 31, 2015 primarily resulting from increased attendance and increased admissions per patron. As a percentage of admissions revenue, film exhibition costs were 55.7% and 55.4% for the three months ended March 31, 2016 and 2015, respectively. Excluding the acquired Sundance theatres, film exhibition costs for the three months ended March 31, 2016 increased to $66.5 million as compared to $61.7 million for the three months ended March 31, 2015 primarily due to the increase in admissions revenue. As a percentage of admissions revenue, excluding the acquired Sundance theatres, film exhibition costs were 55.8% for the three months ended March 31, 2016 as compared to 55.4% for the three months ended March 31, 2015. As a percentage of admissions revenue, film exhibition costs were higher for the three months ended March 31, 2016 due to a more favorable movie slate.
Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended March 31, 2016 increased to $9.6 million compared to $8.0 million for the three months ended March 31, 2015 due to increased concession sales resulting from increased attendance during the three months ended March 31, 2016. As a percentage of concessions and other revenues, concession costs for the three months ended March 31, 2016 were 11.5% as compared to 11.0% for the three months ended March 31, 2015, which was primarily due to a product sales mix at the acquired Sundance theatres that have lower margins. Excluding the acquired Sundance theatres, concession costs for the three months ended March 31, 2016 increased to $9.0 million as compared to $8.0 million for the three months ended March 31, 2015. Excluding the acquired Sundance theatres, as a percentage of concessions and other revenues, concessions costs were 11.1% for the three months ended March 31, 2016 as compared to 11.0% for the three months ended March 31, 2015. Excluding the acquired Sundance theatres, concession costs as a percentage of concession and other revenues remained consistent between the three months ended March 31, 2016 and 2015 as the impact of our rollout of expanded food and beverage items that carry lower margins was offset by increased concessions and other revenues from our tax on top pricing strategy and increased revenues related to unredeemed gift cards.
Salaries and benefits. Salaries and benefits increased $1.1 million from $23.7 million for the three months ended March 31, 2015 to $24.8 million for the three months ended March 31, 2016 due to the acquisition of the Sundance theatres. Excluding the acquired Sundance theatres, salaries and benefits remained consistent between the three months ended March 31, 2016 and 2015.
 Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended March 31, 2016 increased $2.5 million to $25.9 million as compared to $23.4 million for the three months ended March 31, 2015. Excluding the acquired Sundance theatres, theatre occupancy costs increased $1.6 million to $25.0 million. Excluding the acquired Sundance theatres, the increase in theatre occupancy costs for the three months ended March 31, 2016 is due primarily to an increase in rent expense of $1.6 million associated with net theatre openings and closings subsequent to the beginning of the first quarter of 2015.
Other theatre operating costs. Other theatre operating costs for the three months ended March 31, 2016 increased to $34.5 million as compared to $32.0 million for the three months ended March 31, 2015. Excluding the acquired Sundance theatres, other theatre operating costs for the three months ended March 31, 2016 increased to $33.5 million as compared to

$32.0 million for the three months ended March 31, 2015. The increase in other theatre operating costs for the three months ended March 31, 2016 is primarily the result of increases in premium format usage fees of $0.6 million, banking and credit card processing fees of $0.4 million and certain tax expenditures of $0.3 million.
General and administrative expenses. General and administrative expenses increased to $12.3 million for the three months ended March 31, 2016 compared to $10.0 million for the three months ended March 31, 2015. The increase in general and administrative expenses during the three months ended March 31, 2016 was primarily the result of an increase in professional expenses of $2.1 million primarily related to the pending AMC Merger.
Depreciation and amortization. Depreciation and amortization expenses increased to $15.2 million for the three months ended March 31, 2016 as compared to $13.1 million for the three months ended March 31, 2015. The increase in depreciation and amortization expenses for the three months ended March 31, 2016 was primarily due to a combination of higher balances of property and equipment due to theatre openings, remodels and acquisitions during 2015.
Net gain on sales of property and equipment. We recognized a gain on the sale of property and equipment of $0.3 million for the three months ended March 31, 2016 and a gain on the sale of property and equipment of $1.0 million for the three months ended March 31, 2015.
Impairment of long-lived assets. We recorded impairment charges of $0.3 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. The impairment charges for the three months ended March 31, 2016 primarily resulted from the deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. The impairment charges for the three months ended March 31, 2015 primarily resulted from the deterioration in the operating results of the impaired theatres, the continued deterioration of previously impaired theatres and a decline in the market value of a previously closed theatre.
Operating income. Operating income for the three months ended March 31, 2016 increased to $15.6 million from $12.0 million for the three months ended March 31, 2015. As a percentage of total operating revenues, operating income for the three months ended March 31, 2016 was 7.6% as compared to 6.5% for the three months ended March 31, 2015. The increase in operating income for the three months ended March 31, 2016 is primarily a result of an increase in total attendance and the factors described above.
Interest expense, net. Interest expense, net for the three months ended March 31, 2016 and 2015 was $12.4 million and $12.7 million respectively. The decrease in interest expense is primarily due to a decrease in the weighted average interest rate of the 6.00% Senior Secured Notes compared to the 7.375% Senior Secured Notes.
Income tax. During the three months ended March 31, 2016 and 2015, we recorded income tax expense of $1.4 million and $0.3 million, respectively, primarily as a result of our income from continuing operations. At March 31, 2016 and December 31, 2015, our consolidated deferred tax assets were $105.4 million and $106.3 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.
The effective tax rate from continuing operations for the three months ended March 31, 2016 was 38.8%. Our tax rate for the three months ended March 31, 2016 and 2015 differs from the statutory tax rate primarily due to state income taxes and permanently nondeductible expenses.

Liquidity and Capital Resources
General
We utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $32.2 million as of March 31, 2016 compared to a working capital surplus of $27.9 million at December 31, 2015. The working capital surplus in 2016 and 2015 primarily resulted from proceeds of $88.0 million received from our common stock offering in July 2013, partially offset by recent acquisitions and our share repurchase program.

At March 31, 2016, we had available borrowing capacity of $50 million under our revolving Credit Facility and approximately $95.7 million in cash and cash equivalents on hand as compared to available borrowing capacity of $50 million under our revolving Credit Facility and approximately $102.5 million in cash and cash equivalents at December 31, 2015. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Revolving Credit Facility.”
Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $18.6 million for the three months ended March 31, 2015. Cash provided by operating activities was lower for the three months ended March 31, 2016 due primarily to increased operating revenues resulting from increased attendance, admissions revenue per patron and concessions and other revenues per patron. Net cash used in investing activities was $9.9 million for the three months ended March 31, 2016 compared to $16.2 million for the three months ended March 31, 2015. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for purchases of property and equipment of $12.4 million, partially offset by theatre acquisitions of $5.5 million. The cash used for theatre acquisitions during the three months ended March 31, 2016 was primarily related to the acquisition of two theatres from a subsidiary of AMC. Capital expenditures were $5.4 million and $17.8 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures for the 2016 period primarily related to recently constructed build-to-suit theatres and theatre maintenance. Capital expenditures for the 2015 period related to recently constructed build-to-suit theatres, the conversion of certain traditional theatres to our casual in-theatre dining concept and theatre renovations. Net cash used in financing activities was $5.7 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively. The net cash used in financing activities for the three months ended March 31, 2016 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and share repurchases under our share repurchase program. The net cash used in financing activities for the three months ended March 31, 2015 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and the payment of an earnout contingency related to a prior year acquisition.
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
We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed two theatres during the first three months of 2016 and estimate closing approximately ten theatres for the full year 2016.
We plan to incur approximately $55 to $60 million in capital expenditures, net of landlord reimbursements, for calendar year 2016. We plan to open up to five new build-to-suit theatres in 2016 and expect to include one large format digital screen in all new build-to-suit theatres. As of March 31, 2016, we have 32 Big D auditoriums, 21 IMAX auditoriums and two MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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
Following a change of control, as defined in the Indenture, we will be required to make an offer to repurchase all or any portion of the Senior Secured Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase. On March 23, 2016, we entered into a supplemental indenture to the Indenture providing that the AMC merger would not constitute a change of control under the Indenture which would require us to make an offer to repurchase the Senior Secured Notes outstanding.
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
As of March 31, 2016, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.
We did not have any material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Information
Certain items in this report are considered forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “plan,” “estimate,” “expect,” “project,” “anticipate,” “intend,” “believe” and other words and terms of similar meaning in connection with discussion of future operating or financial performance. These statements include, among others, statements regarding our future operating results, our strategies, sources of liquidity, debt covenant compliance, the availability of film product, our capital expenditures, and the opening and closing of theatres. These statements are based on the current expectations, estimates or projections of management and do not guarantee future performance. The forward-looking statements also involve risks and uncertainties, which could cause actual outcomes and results to differ materially from what is expressed or forecasted in these statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with AMC;

•
the inability to complete the proposed merger due to the failure to obtain Carmike stockholder or regulatory approval for the proposed merger or the failure to satisfy other conditions of the proposed merger within the proposed timeframe or at all;

•	disruption in key business activities or any impact on our relationships with third parties as a result of the announcement of the proposed merger;

•	the failure to obtain the necessary financing arrangements as set forth in the debt commitment letters delivered pursuant to the merger agreement with AMC;

•	the failure of the proposed merger to close for any other reason;

•	risks related to disruption of management’s attention from our ongoing business operations due to the proposed merger;

•	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the merger agreement with AMC;

•	the risk that the pendency of the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the proposed merger;

•	the amount of the costs, fees, expenses and charges related to the proposed merger;

•	adverse regulatory decisions;

•	unanticipated changes in the markets for our business segments;

•	our ability to achieve expected results from our strategic acquisitions;

•	general economic conditions in our regional and national markets;

•	our ability to comply with covenants contained in the agreements governing our indebtedness;

•	our ability to operate at expected levels of cash flow;

•	financial market conditions including, but not limited to, changes in interest rates and the availability and cost of capital;

•	our ability to meet our contractual obligations, including all outstanding financing commitments;

•	the availability of suitable motion pictures for exhibition in our markets;

•	competition in our markets;

•	competition with other forms of entertainment;

•	the effect of leverage on our financial condition;

•	prices and availability of operating supplies;

•	impact of continued cost control procedures on operating results;

•	the impact of asset impairments;

•	the impact of terrorist acts;

•	changes in tax laws, regulations and rates;

•	financial, legal, tax, regulatory, legislative or accounting changes or actions that may affect the overall performance of our business; and

•	other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors”.
Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and our other SEC reports, accessible on the SEC’s website at www.sec.gov and our website at www.carmike.com.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
On April 25, 2016, a purported holder of the Company’s common stock (“Plaintiff”) filed a putative class action in the United States District Court for the Middle District of Georgia, Columbus Division, captioned Solak v. Passman, et al., C.A. No. 4:16-cv-154 (CDL), against the our directors, AMC Entertainment Holdings, Inc. (“AMC”), and AMC’s merger subsidiary arising from the proposed acquisition of Carmike by AMC (the “Merger”). Plaintiff’s complaint alleges that the preliminary proxy statement filed by us on March 31, 2016 with the Securities and Exchange Commission (“SEC”) in connection with the Merger contained false and misleading statements and omitted material information in violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 14a-9 promulgated thereunder, and further that the director defendants are personally liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. In addition, Plaintiff’s complaint alleges that the director defendants breached their fiduciary duties owed to the public stockholders of Carmike in connection with the Merger and that AMC and its merger subsidiary aided and abetted those breaches. Plaintiff’s complaint seeks, among other things, to enjoin the Merger until the alleged Exchange Act violations and breaches of fiduciary duties are remedied, to rescind the merger agreement or any terms thereof to the extent such agreement or terms have already been implemented, and an award of attorneys’ and experts’ fees and costs. Although it is not possible to predict the outcome of litigation matters with certainty, we believe that the claims raised by the purported stockholder are without merit and intend to defend against them vigorously.

ITEM 1A.    RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the following risk factors related to the AMC merger.
Risks Related to the AMC Merger
On March 3, 2016, AMC Entertainment Holdings, Inc, and the Company announced that the companies have entered into a definitive merger agreement under which AMC will acquire all of the outstanding shares of the Company and the Company will become a wholly owned subsidiary of AMC. In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.
Uncertainties associated with the merger could adversely affect our business, results of operations and financial condition.
Completion of the AMC merger is subject to various closing conditions, including but not limited to, obtaining necessary approvals and consents from shareholders and other regulatory agencies. There can be no assurance that the Company will receive the necessary approvals for the transaction or receive them within the expected timeframe. The announcement and pendency of the merger, as well as any delays in the expected timeframe could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the merger is completed. These risks include:

•	an adverse effect on our relationships with customers, vendors and employees;

•	a diversion of a significant amount of management time and resources towards the completion of the merger;

•	being subject to certain restrictions on the conduct of our business; and

•	difficulties attracting and retaining key employees.
Failure to complete the AMC merger could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the AMC merger will occur. The AMC merger may be may be terminated under certain specified circumstances, including, but not limited to, a termination of the AMC merger agreement by us to enter into an agreement for a “superior proposal”. If the AMC merger agreement is terminated by us, we may be required to pay AMC a termination fee of $30 million. Payment of the breakup fee may require us to use available cash that would otherwise be used for general purposes or strategic initiatives, which could adversely affect our business, results of operations or financial condition.

Pending or future litigation instituted against the Company and its directors challenging the proposed merger may prevent the merger from becoming effective within the expected timeframe or at all.
The Company and members of the Company's board of directors have been named as defendants in a class action lawsuit brought by shareholders challenging the merger. See Note 7 Commitments and Contingencies in the notes to the consolidated financial statements and Part II Item 1 Legal Proceedings for further discussion of the lawsuit. Additional lawsuits may be filed related to the merger. While the Company believes the claims are without merit, if the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the merger, then such relief may prevent the merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management's attention and resources, which could adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information regarding shares of common stock we repurchased during the first quarter of fiscal 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Cumulative Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs
January 2016	116,487	$22.39	304,606	$43,170
February 2016	—	$—	—	$—
March 2016	—	$—	—	$—
	116,487	$22.39

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Listing of exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated March 3, 2016, among Carmike Cinemas, Inc. and AMC Entertainment Holdings, Inc. and Congress Merger Subsidiary, Inc. (filed as Exhibit 2.1 to Carmike's Current Report on Form 8-K filed on March 3, 2016 and incorporated herein by reference).

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

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

3.4	Amendment to Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike's Current Report on Form 8-K filed on March 4, 2016 and incorporated herein by reference).

4.1
Indenture for the 6.00% Senior Secured Notes due 2023, dated June 17, 2015, among Carmike Cinemas, Inc. and JP Morgan (filed as Exhibit 4.1 to Carmike's Current Report on Form 8-K filed on June 23, 2015.

4.2	Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.1)

4.3
Second Supplemental Indenture, dated March 23, 2016, to Indenture dated June 17, 2015, among Carmike Cinemas, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to Carmike's Current Report on Form 8-K filed on March 29, 2016).

10.1
Amended and Restated Separation Agreement between Carmike Cinemas, Inc. and Richard B. Hare (filed as Exhibit 10.54 to Carmike's Current Report on Form 8-K filed on March 16, 2016 and incorporated herein by reference).

10.2
Amended and Restated Separation Agreement between Carmike Cinemas, Inc. and Fred W. Van Noy (filed as Exhibit 10.55 to Carmike's Current Report on Form 8-K filed on March 16, 2016 and incorporated herein by reference).

10.3
Amended and Restated Separation Agreement between Carmike Cinemas, Inc. and Daniel E. Ellis (filed as Exhibit 10.56 to Carmike's Current Report on Form 8-K filed on March 16, 2016 and incorporated herein by reference).

10.4
Amended and Restated Separation Agreement between Carmike Cinemas, Inc. and John Lundin (filed as Exhibit 10.57 to Carmike's Current Report on Form 8-K filed on March 16, 2016 and incorporated herein by reference).

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

CARMIKE CINEMAS, INC.

Date:	May 2, 2016	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 2, 2016	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2016	By:	/s/ Gregory S. Wiggins
Gregory S. Wiggins
Assistant Vice President and Chief Accounting Officer
(Principal Accounting Officer)

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
Date: May 2, 2016

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
Date: May 2, 2016

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended March 31, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, S. David Passman III, the Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: May 2, 2016

/s/ S. David Passman III
S. David Passman III President, Chief Executive Officer and Director

Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended March 31, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard B. Hare, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: May 2, 2016

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer