Form 10-Q
period 2016-06-30
CARMIKE CINEMAS INC
filed 2016-08-01
CIK 799088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common Stock, par value $0.03 per share — 24,388,587 shares outstanding as of July 29, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$108,544	$102,511
Restricted cash	814	593
Accounts receivable	11,949	16,207
Inventories	4,716	5,115
Prepaid expenses and other current assets	20,581	20,082
Total current assets	146,604	144,508
Property and equipment:
Land	44,759	45,265
Buildings and building improvements	356,103	345,451
Leasehold improvements	210,999	204,064
Assets under capital leases	49,173	49,173
Equipment	302,988	300,518
Construction in progress	10,875	10,617
Total property and equipment	974,897	955,088
Accumulated depreciation and amortization	(491,034)	(470,482)
Property and equipment, net of accumulated depreciation	483,863	484,606
Goodwill	153,549	151,716
Intangible assets, net of accumulated amortization	2,333	2,596
Investments in unconsolidated affiliates (Note 10)	8,333	8,033
Deferred income tax asset	106,280	106,300
Other	14,491	14,899
Total assets	$915,453	$912,658
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$47,779	$50,527
Accrued expenses	34,101	32,099
Deferred revenue	18,545	23,995
Current maturities of capital leases and long-term financing obligations	12,446	9,978
Total current liabilities	112,871	116,599
Long-term liabilities:
Long-term debt	223,846	223,406
Capital leases and long-term financing obligations, less current maturities	224,968	221,315
Deferred revenue	30,895	29,512
Other	33,098	32,055
Total long-term liabilities	512,807	506,288
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 25,337,729 shares issued and 24,388,587 shares outstanding at June 30, 2016, and 25,410,153 shares issued and 24,598,206 shares outstanding at December 31, 2015	760	754
Treasury stock, 949,142 and 811,947 shares at cost at June 30, 2016 and December 31, 2015, respectively	(24,349)	(21,289)
Paid-in capital	505,406	502,975
Accumulated deficit	(192,042)	(192,669)
Total stockholders’ equity	289,775	289,771
Total liabilities and stockholders’ equity	$915,453	$912,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$122,153	$134,986	$244,856	$246,342
Concessions and other	82,521	84,113	166,006	157,091
Total operating revenues	204,674	219,099	410,862	403,433
Operating costs and expenses:
Film exhibition costs	70,280	79,288	138,624	140,971
Concession costs	9,925	9,728	19,505	17,750
Salaries and benefits	25,967	26,069	50,727	49,783
Theatre occupancy costs	26,876	23,899	52,754	47,334
Other theatre operating costs	33,746	33,082	68,287	65,111
General and administrative expenses	11,421	8,211	23,743	18,238
Depreciation and amortization	15,311	13,747	30,468	26,834
Loss (gain) on sale of property and equipment	342	(2,293)	60	(3,324)
Impairment of long-lived assets	1,980	481	2,260	1,870
Total operating costs and expenses	195,848	192,212	386,428	364,567
Operating income	8,826	26,887	24,434	38,866
Interest expense	12,382	12,639	24,768	25,308
Loss on extinguishment of debt	—	17,550	—	17,550
Loss before income tax and income from unconsolidated affiliates	(3,556)	(3,302)	(334)	(3,992)
Income tax (benefit) expense	(857)	(1,281)	554	(1,014)
Income from unconsolidated affiliates (Note 10)	1,101	576	1,515	1,924
Net (loss) income	$(1,598)	$(1,445)	$627	$(1,054)
Weighted average shares outstanding:
Basic	24,580	24,464	24,567	24,393
Diluted	24,580	24,464	24,975	24,393

Net (loss) income per common share (Basic and Diluted)	$(0.07)	$(0.06)	$0.03	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$627	$(1,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,468	26,834
Amortization of debt issuance costs	634	725
Impairment on long-lived assets	2,260	1,870
Loss on extinguishment of debt	—	17,550
Deferred income taxes	20	(1,183)
Stock-based compensation	2,401	3,858
Income from unconsolidated affiliates	(697)	(1,023)
Other	264	210
Loss (gain) on sale of property and equipment	60	(3,324)
Changes in operating assets and liabilities:
Accounts receivable and inventories	4,638	5,655
Deferred construction allowances	303	—
Prepaid expenses and other assets	(450)	87
Accounts payable	(4,232)	17,790
Accrued expenses and other liabilities	(3,284)	(1,003)
Earnout payments for acquisitions	—	(849)
Distributions from unconsolidated affiliates	2,359	261
Net cash provided by operating activities	35,371	66,404
Cash flows from investing activities:
Purchases of property and equipment	(16,302)	(27,058)
Funding of restricted cash	(221)	(493)
Investment in unconsolidated affiliates	(74)	(36)
Theatre acquisitions, net of cash acquired	(5,465)	—
Proceeds from sale of property and equipment	862	4,871
Net cash used in investing activities	(21,200)	(22,716)
Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	—	230,000
Repayments of long-term debt	—	(223,022)
Debt issuance costs	—	(7,338)
Repayments of capital lease and long-term financing obligations	(4,869)	(4,174)
Issuance of common stock	36	65
Proceeds from exercise of stock options		1,111
Purchase of treasury stock	(3,305)	(3,476)
Earnout payment for acquisitions	—	(1,570)
Net cash used in financing activities	(8,138)	(8,404)
Increase in cash and cash equivalents	6,033	35,284
Cash and cash equivalents at beginning of period	102,511	97,537
Cash and cash equivalents at end of period	$108,544	$132,821
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$23,904	$25,905
Income taxes, net	$(1,112)	$595
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$2,700	$2,154
Assets acquired through capital lease or financing obligations	$10,800	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2016 and 2015
(unaudited)
(in thousands except share and per share data)
NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of June 30, 2016 and December 31, 2015, the results of operations for the three and six month periods ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first six months of 2016.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In 2016, ASU 2016-08, ASU 2016-10 and 2016-12, were issued which amends certain aspects of ASU 2014-09. The Company is currently evaluating the potential impact of adopting this guidance, but due to the nature of its operations does not believe that it will have a significant impact on its consolidated financial statements.
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

NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS
For the three and six months ended June 30, 2016, impairment charges aggregated to $1,980 and $2,260, respectively. For the three and six months ended June 30, 2015, impairment charges aggregated to $481 and $1,870, respectively. The impairment charges for the three and six months ended June 30, 2016 and June 30, 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres.
The estimated aggregate fair value of the long-lived assets impaired during the three and six months ended June 30, 2016 was approximately $6,042 and $6,175, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10)% to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.
NOTE 3—DEBT
The Company’s debt consisted of the following on the dates indicated:

	June 30, 2016	December 31, 2015
Senior secured notes	$230,000	$230,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(6,154)	(6,594)
Total debt	223,846	223,406
Current maturities	—	—
Total long-term debt	$223,846	$223,406

6.00% Senior Secured Notes
In June 2015, the Company issued $230,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $210,000 senior secured notes that were due in May 2019. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year beginning December 15, 2015.
The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of $6,794 were recorded as a reduction to the associated long-term debt and are amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.
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
Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the Senior Secured Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to, but excluding, the date of repurchase. On March 23, 2016, the Company entered into a supplemental indenture to the

Indenture providing that the AMC merger described in response to Note 11- Acquisitions below would not constitute a change of control under the Indenture that would require us to make an offer to repurchase the Senior Secured Notes outstanding.
The fair value of the Senior Secured Notes at June 30, 2016 and December 31, 2015, which are considered Level 2 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, is estimated based on quoted market prices as follows:

	As of June 30,	As of December 31,
	2016	2015
Carrying amount, net	$230,000	$230,000
Fair value	$242,075	$234,600
Revolving Credit Facility
In June 2015, the Company also entered into a new $50,000 revolving credit facility (the “Credit Facility”) with an interest rate at the Company's election of (i) LIBOR plus a margin of 2.75% or (ii) a base rate calculated under the terms of the Credit Facility plus a margin of 1.75%. In addition, the Company is required to pay commitment fees on the unused portion of the Credit Facility at the rate of 0.50% per annum. The termination date of the Credit Facility is June 17, 2020. The $50,000 revolving credit facility replaced the prior $25,000 revolving credit facility that was scheduled to mature in April 2016. Debt issuance costs and other transaction fees of approximately $1,900 related to the Credit Facility were included in other non-current assets and are amortized over the life of the debt as interest expense.
The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets, pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving Credit Facility at June 30, 2016.

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
As of June 30, 2016, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $174,000.

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
As of June 30, 2016, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.
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
The effective tax rate from continuing operations for the three months ended June 30, 2016 and 2015 was 34.9% and 47.0%, respectively. The effective tax rate from continuing operations for the six months ended June 30, 2016 and 2015 was 46.9% and 49.0%, respectively. The Company’s tax rate for the three and six months ended June 30, 2016 differs from the statutory federal tax rate primarily due to state income taxes and permanently nondeductible expenses.
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
At June 30, 2016 and December 31, 2015, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $106,280 and $106,300, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.
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
Management’s conclusion at June 30, 2016 that it is more likely than not that the Company's net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income; however, the Company believes, with regard to certain state net operating losses which have a carryforward period shorter than the federal net operating loss carryforward period, that it is more likely than not that these state net operating losses will expire unused. Therefore a valuation allowance against certain state net operating loss carryforwards of $860 was established during the fourth quarter of 2015. Management’s judgment regarding the realizability of state net operating loss deferred tax assets may change due to further changes in state tax rates, apportionment, and business concentration.
As of June 30, 2016 and December 31, 2015, the amount of unrecognized tax benefits was $167, all of which would affect the Company’s annual effective tax rate, if recognized.

NOTE 5—EQUITY BASED COMPENSATION
In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of June 30, 2016, there were 1,037,571 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.
The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. For certain employees who have met retirement eligibility criteria as defined in the respective award agreements, compensation expense for restricted stock awards is recognized immediately. As of June 30, 2016, the Company also had 155,305 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of June 30, 2016, 76,502 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. For those employees who have met retirement eligibility criteria as defined in the 2014 Incentive Stock Plan, compensation expense for performance-based stock awards is recognized immediately once all conditions of the award have been satisfied. The Company has determined the achievement of the performance target for the unearned awards in the current year is probable.
The Company’s total stock-based compensation expense was approximately $678 and $1,177 for the three months ended June 30, 2016 and 2015, respectively, and $2,401 and $3,858 for the six months ended June 30, 2016 and 2015. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of June 30, 2016, the Company had approximately $2,933 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
No options were granted during the first six months of 2016 or 2015. The following table sets forth the summary of option activity for stock options with service vesting conditions as of June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	550,000	$8.67	4.1	$7,848
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2016	550,000	$8.67	3.6	$11,797
Exercisable on June 30, 2016	550,000	$8.67	3.6	$11,797
Expected to vest June 30, 2016	—	$—	—	$—
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
The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	73,334	$25.95	1.3	$—
Exercised	—	—	—	—
Outstanding at June 30, 2016	73,334	$25.95	0.8	$306
Exercisable on June 30, 2016	40,000	$25.95	0.8	$167
Expected to vest June 30, 2016	—	$—	—	$—
Restricted Stock
The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	388,794	$27.34
Granted	181,009	$21.44
Vested	(197,150)	$22.72
Forfeited	(7,088)	$28.03
Nonvested at June 30, 2016	365,565	$26.89

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
As of June 30, 2016 and December 31, 2015, goodwill and intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of June 30, 2016
Intangible assets:
Lease related intangibles	$3,612	$(1,458)	$2,154
Non-compete agreements	30	(23)	7
Trade names	750	(578)	172
Total intangible assets	$4,392	$(2,059)	$2,333
As of December 31, 2015
Intangible assets:
Lease related intangibles	$3,612	$(1,206)	$2,406
Non-compete agreements	30	(21)	9
Trade names	750	(569)	181
Total intangible assets	$4,392	$(1,796)	$2,596

Amortization expense of intangible assets for fiscal years 2016 through 2020 and thereafter is estimated to be approximately $525, $518, $495, $495, $274 and $288, respectively.
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2016:

	December 31, 2015	Additions	Impairments	June 30, 2016
Goodwill, gross	$189,956	$1,833	$—	$191,789
Accumulated impairment losses	(38,240)	—	—	(38,240)
Total goodwill, net	$151,716	$1,833	$—	$153,549

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
Shareholder Litigation
On April 25, 2016 and May 10, 2016, two putative class action complaints were filed in the United States District Court for the Middle District of Georgia, Columbus Division (the "Court"), against Carmike’s directors, AMC, and Merger Sub arising from the merger: Solak v. Passman, et al., C.A. No. 4:16-cv-154 (CDL) (“Solak Action”) and Baskette v. Fleming, et al., C.A. No. 4:16-cv-170 (CDL) (“Baskette Action” and, together with the Solak Action, the “Actions”). The plaintiffs in the Actions, certain purported holders of Carmike’s common stock (which we refer to as “Plaintiffs”), allege that the preliminary proxy statement filed by Carmike on March 31, 2016 with the SEC in connection with the merger contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the director defendants are personally liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. Plaintiffs also allege that the director defendants breached their fiduciary duties owed to the public stockholders of Carmike in connection with the merger and that AMC and Merger Sub aided and abetted those breaches. The Actions seek, among other things, to enjoin the merger until the alleged Exchange Act violations and breaches of fiduciary duties are remedied, to rescind the merger agreement or any terms thereof to the extent such agreement or terms have already been implemented, and an award of attorneys’ and experts’ fees and costs. In addition, the Baskette Action seeks an accounting and award of damages.

On June 10, 2016, the Court consoldiated the Actions into a single action: In re Carmike Cinemas, Inc. Shareholder Litigation, Consolidated C.A. No. 4:16-cv-154 (CDL) (the “Consolidated Action”). On June 14, 2016, the Court denied Plaintiffs' request for an order temporarily restraining the merger and for expedited discovery in support of a motion to preliminarily enjoin the merger. Following that ruling, all proceedings in the Consolidated Action were temporarily stayed pending the close of the merger. Although it is not possible to predict the outcome of litigation matters with certainty, Carmike believes that the claims raised in the Consolidated Action are without merit and intends to defend against them vigorously.

NOTE 8—NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. As a result of the Company's net losses for the three months ended June 30, 2016 common stock equivalents aggregating 381,149 were excluded from the calculation of dilutive loss per share given their anti-dilutive effect. Common stock equivalents totaling 4,224 for the six months ended June 30, 2016 were excluded from the calculation of diluted earnings per share because of a decline in the average market price of common stock compared to the price on the grant date. As a result of the Company's net losses for the three and six months ended June 30, 2015, common stock equivalents aggregating 399,276 and 432,826, respectively, were excluded from the calculation of dilutive loss per share given their anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic earnings per share:
Net (loss) income	$(1,598)	$(1,445)	$627	$(1,054)
Denominator (shares in thousands):
Basic earnings per share:
Weighted average shares	24,580	24,531	24,583	24,498
Less: restricted stock issued	—	(67)	(16)	(105)
Denominator for basic earnings per share:	24,580	24,464	24,567	24,393
Effect of dilutive shares:
Stock options	—	—	283	—
Restricted stock awards	—	—	125	—
Dilutive potential common shares	—	—	408	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	24,580	24,464	24,975	24,393
Basic and Diluted (loss) income per share attributable to Carmike stockholders	$(0.07)	$(0.06)	$0.03	$(0.04)
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
As of June 30, 2016, the Company held Class C and Class A membership units representing approximately 18% of the total issued and outstanding membership units of SV Holdco. As of June 30, 2016, the carrying value of the Company’s ownership interest in SV Holdco is $7,285 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.
The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of June 30, 2016.
The Company will also receive additional Class C membership units (“bonus units”), all of which will be subject to forfeiture, or may forfeit some of its initial Class C membership units, based upon changes in the Company’s future theatre and screen count. However, the Company will not forfeit more than 25% of the Class C membership units it received in October 2010, and the Company will not receive bonus units in excess of 33% of the Class C membership units it received in October 2010. Any bonus units and the initial Class C membership units subject to forfeiture will each become non-forfeitable on the Expiration Date, or upon the earlier occurrence of certain events, including (1) a change of control or liquidation of SV Holdco or (2)the consummation of an initial public offering of securities of SV Holdco. The Company’s Class C units in SV Holdco LLC that are subject to forfeiture, and any bonus units that may be awarded in future periods, will not be recognized in its consolidated financial statements until such units become non-forfeitable. Upon recognition, the Company will record its investment in any additional Class C and bonus units and will recognize revenue equal to the then estimated fair value of such units. The non-forfeitable ownership interest in SV Holdco was recorded at an estimated fair value of $6,555 which was determined using the Black Scholes Model. The Company has applied the equity method of accounting for the non-forfeitable units and for financial reporting purposes began recording the related percentage of the earnings or losses of SV Holdco in its consolidated statement of operations since October 14, 2010. The Company’s non-forfeitable Class C and Class A membership units represented approximately 14% of the total issued and outstanding membership units of SV Holdco as of June 30, 2016 and December 31, 2015.
In May 2016, the Company added certain previously acquired screens to its Modified Exhibition Agreement. The screens were brought under the Modified Exhibition Agreement following the expiration of their previous screen advertising agreement. Pursuant to the terms of the Modified Exhibition Agreement, the Company received a cash payment of $2,047 from SV Holdco which has been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement.
For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $2,671 and $2,874 for the three months ended June 30, 2016 and 2015, respectively and approximately $5,237 and $5,401 for the six months ended June 30, 2016 and 2015, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $471 and $507 for the three months ended June 30, 2016 and 2015, respectively and $924 and $953 for the six months ended June 30, 2016 and 2015, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $2,231 and $1,626 at June 30, 2016 and December 31, 2015, respectively.
A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the six months ended June 30, 2016 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2016	$6,957
Equity income of SV Holdco	328
Balance at June 30, 2016	$7,285

Deferred revenue	SV Holdco
Balance at January 1, 2016	$30,670
Theatre acquisition bonus	2,047
Amortization of up-front payment	(480)
Amortization of Class C units	(106)
Balance at June 30, 2016	$32,131
NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9—Screenvision Exhibition, Inc., and interests in other joint ventures.
Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of June 30,
2016
Assets:
Current assets	$58,048
Noncurrent assets	118,228

Total assets	$176,276

Liabilities:
Current liabilities	$38,067
Noncurrent liabilities	49,731

Total liabilities	$87,798

	Three Months Ended
	June 30, 2016	June 30, 2015
Results of operations:
Revenue	$52,195	$39,912
Operating income	$6,367	$1,709
Income from continuing operations	$3,734	$83
Net income	$3,734	$83

	Six Months Ended
	June 30, 2016	June 30, 2015
Results of operations:
Revenue	$89,763	$63,525
Operating income (loss)	$3,795	$(6,629)
Income from continuing operations	$2,092	$6,393
Net income	$2,092	$6,393

A summary of activity in income from unconsolidated affiliates for the six months ended June 30, 2016 and 2015 is as follows:

	June 30,
Income from unconsolidated affiliates	2016	2015
Income from unconsolidated affiliates	$591	$971
Elimination of intercompany revenue	924	953
Income from unconsolidated affiliates	$1,515	$1,924
NOTE 11— ACQUISITIONS

AMC Merger

On March 3, 2016, AMC Entertainment Holdings, Inc. ("AMC") and the Company announced that the companies had entered into a definitive merger agreement under which AMC would acquire all of the outstanding shares of the Company and the Company would become a wholly owned subsidiary of AMC. Under the terms of the original merger agreement, Company stockholders would have received, for each share held by such stockholder, $30.00 in cash at closing.

On July 25, 2016, AMC and the Company announced that they had entered into an amended and restated merger agreement which provides that, at the effective time of the merger, each share of Company common stock issued and outstanding immediately prior to closing will be converted, at the election of the Company stockholder, into the right to receive (i) $33.06 in cash, without interest or (ii) 1.0819 shares of AMC Class A common stock. Pursuant to the amended and restated merger agreement, after the elections are made, the final per share merger consideration to be delivered to Company stockholders is subject to proration so that 70% of the total shares held by all Company stockholders are converted into cash and 30% of the total shares held by all Carmike stockholders are converted into shares of AMC Class A common stock.

The amended and restated merger agreement includes representations, warranties and conditions, including breakup fees payable or receivable by the Company under certain conditions if the transaction fails to close. The completion of the AMC merger is subject to customary closing conditions including, among others, the approval of Company stockholders and receipt of regulatory approvals.

The amended and restated merger agreement contains certain termination rights for both the Company and AMC and further provides that upon the termination of the amended and restated merger agreement under certain circumstances, including upon a termination as a result of a superior proposal, the Company will be required to pay a breakup fee of $30,000. AMC is required to pay Carmike a termination fee of $50,000 if the amended and restated merger agreement is terminated in certain circumstances relating to the antitrust regulatory review process. Either party may terminate the amended and restated merger agreement if the merger is not consummated by December 5, 2016, subject to certain limitations and rights to extend the termination date as provided in the amended and restated merger agreement.

Refer to the Company's Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2016 and July 25, 2016 for additional information on the AMC merger.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMC Merger
On March 3, 2016, AMC Entertainment Holdings, Inc. ("AMC") and the Company announced that we have entered into a definitive merger agreement under which AMC would acquire all of our outstanding shares and we would become a wholly owned subsidiary of AMC. Under the terms of the original merger agreement, our stockholders would have received, for each share held by such stockholder, $30.00 in cash at closing.
On July 25, 2016, AMC and the Company announced that they had entered into an amended and restated merger agreement which provides that, at the effective time of the merger, each share of Company common stock issued and outstanding immediately prior to closing will be converted, at the election of the Company stockholder, into the right to receive (i) $33.06 in cash, without interest or (ii) 1.0819 shares of AMC Class A common stock. Pursuant to the amended and restated merger agreement, after the elections are made, the final per share merger consideration to be delivered to Company stockholders is subject to proration so that 70% of the total shares held by all Company stockholders are converted into cash and 30% of the total shares held by all Carmike stockholders are converted into shares of AMC Class A common stock.
The amended and restated merger agreement includes representations, warranties and conditions, including breakup fees payable or receivable under certain conditions if the transaction fails to close. The completion of the AMC merger is subject to customary closing conditions including, among others, the approval of Company stockholders and receipt of various regulatory approvals.
The amended and restated merger agreement contains certain termination rights for both the Company and AMC and further provides that upon the termination of the amended and restated merger agreement under certain circumstances, including upon a termination as a result of a superior proposal, the Company will be required to pay a breakup fee of $30.0 million. AMC is required to pay Carmike a termination fee of $50.0 million if the amended and restated merger agreement is terminated in certain circumstances relating to the antitrust regulatory review process. Either party may terminate the amended and restated merger agreement if the merger is not consummated by December 5, 2016, subject to certain limitations and rights to extend the termination date as provided in the amended and restated merger agreement.
Refer to the Company's Current Reports on Form 8-K filed with the SEC on March 3, 2016 and July 25, 2016 for additional information regarding the AMC merger.

The Company
We are one of the largest motion picture exhibitors in the United States, and as of June 30, 2016 we owned, operated or had an interest in 273 theatres with 2,938 screens located in 41 states. We target mid-size, non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.
As of June 30, 2016, all of our theatres are on a digital-based platform, and 257 theatres with 1,087 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.
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

We generate the majority of our box office revenue from a particular film within the first 30 days of its release date to theatre exhibitors. Historically, films have not been released in other formats, such as DVD or video-on-demand, until approximately 120 days after the film’s initial release. However, over the past several years, the release window for films in other formats has shortened. It is possible that these release windows will continue to shorten, which could impact our ability to attract patrons to our theatres and adversely affect our revenues.
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
In addition, we continue to pursue opportunities for organic growth through new theatre development. During the six months ended June 30, 2016, we opened one theatre and 12 screens. We anticipate opening up to five new build-to-suit theatres in 2016. We intend to include one large-format auditorium in each of our new build-to-suit theatres.
As of June 30, 2016, we operated 55 large-format auditoriums, including 32 Big D auditoriums, 21 IMAX auditoriums and two MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for ten additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. In July 2015, we expanded our revenue-sharing agreement to include 3 additional IMAX theatre systems. As of June 30, 2016, 10 of the 13 IMAX theatre systems had been installed.
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
For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in this report.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2016 and June 30, 2015
Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average theatres	275	271	275	272
Average screens	2,946	2,884	2,947	2,889
Average attendance per screen	5,389	6,145	10,725	11,504
Average admission per patron	$7.69	$7.62	$7.75	$7.42
Average concessions and other sales per patron	$5.20	$4.75	$5.25	$4.73
Total attendance (in thousands)	15,875	17,724	31,605	33,181
Total operating revenues (in thousands)	$204,674	$219,099	$410,862	$403,433
According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for the three and six months ended June 30, 2016 were estimated to have decreased by approximately 9.3% and increased by approximately 0.4%, respectively, in comparison to the corresponding 2015 period. The decrease for the three months ended June 30, 2016 was primarily due to record-setting box office revenues for the industry in 2015.
Total operating revenues decreased 6.6% to $204.7 million for the three months ended June 30, 2016 compared to $219.1 million for the three months ended June 30, 2015, due to a decrease in total attendance from 17.7 million in the second quarter of 2015 to 15.9 million in the second quarter of 2016, partially offset by an increase in average admissions per patron from $7.62 in the second quarter of 2015 to $7.69 for the second quarter of 2016 and an increase in average concessions and other sales per patron from $4.75 in the second quarter of 2015 to $5.20 in the second quarter of 2016. Excluding operating revenues from the acquired Sundance theatres which totaled $4.2 million, total operating revenues decreased 8.5% to $200.5 million. The decrease in total revenues, excluding the acquired Sundance theatres, was due to a decrease in attendance from 17.7 million in the second quarter of 2015 to 15.7 million in the second quarter of 2016 partially offset by an increase in average admissions per patron from $7.62 to $7.65 and an increase in average concessions and other sales per patron from $4.75 to $5.14. The increase in average admissions per patron for the second quarter of 2016 was due to the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards, partially offset by a decrease in premium format viewings, such as 3D and Big D/IMAX. Average concessions and other sales per patron increased primarily due to concession promotions, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards.
Total operating revenues increased 1.8% to $410.9 million for the six months ended June 30, 2016 compared to $403.4 million for the six months ended June 30, 2015, due to an increase in average admissions per patron from $7.42 for the six months ended June 30, 2015 to $7.75 for the six months ended June 30, 2016 and an increase in average concessions and other sales per patron from $4.73 for the six months ended June 30, 2015 to $5.25 for the six months ended June 30, 2016, partially offset by a decrease in total attendance from 33.2 million for the six months ended June 30, 2015 to 31.6 million for the six months ended June 30, 2016. Excluding operating revenues from the acquired Sundance theatres which totaled $10.4 million, total operating revenues decreased 0.7% to $400.5 million. The decrease in total revenues, excluding the acquired Sundance theatres, was due to a decrease in attendance from 33.2 million for the six months ended June 30, 2015 to 31.1 million for the six months ended June 30, 2016, partially offset by an increase in average admissions per patron from $7.42 to $7.69 and an increase in average concessions and other sales per patron from $4.73 to $5.19. Average admission per patron for the six months ended June 30, 2016 increased due to the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards. Average concessions and other sales per patron increased primarily due to concession promotions, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards.
 Admissions revenue decreased 9.5% to $122.2 million for the three months ended June 30, 2016 from $135.0 million for the same period in 2015, due to a decrease in total attendance from 17.7 million in the second quarter of 2015 to 15.9 million for the second quarter of 2016, partially offset by an increase in average admissions per patron from $7.62 in the second quarter of 2015 to $7.69 for the second quarter of 2016, and revenues related to unredeemed gift cards. Excluding admissions revenue from the acquired Sundance theatres of $2.2 million, admissions revenue decreased 11.1% from $135.0 million for the three months ended June 30, 2015 to $120.0 million for the three months ended June 30, 2016.
Admissions revenue decreased 0.6% to $244.9 million for the six months ended June 30, 2016 from $246.3 million for the same period in 2015, due to a decrease in total attendance from 33.2 million for the six months ended June 30, 2015 to 31.6 million for the six months ended June 30, 2016 partially offset by an an increase in average admissions per patron from $7.42 for the 2015 period to $7.75 for the 2016 period. Excluding admissions revenue from the acquired Sundance theatres of $5.8 million, admissions revenue decreased 2.9% to $239.1 million in 2016 from $246.3 million in 2015.
Concessions and other revenue decreased 1.9% to $82.5 million for the three months ended June 30, 2016 compared to $84.1 million for the same period in 2015 due to a decrease in total attendance from 17.7 million for the three months ended June 30, 2015 to 15.9 million for the three months ended June 30, 2016, partially offset by an increase in average concessions and other sales per patron from $4.75 in the second quarter of 2015 to $5.20 in the second quarter of 2016, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards. Excluding concessions and other revenues from the acquired Sundance theatres of $1.9 million, concessions and other revenue decreased 4.2% from $84.1 million for the three months ended June 30, 2015 to $80.6 million for the three months ended June 30, 2016.
Concessions and other revenue increased 5.7% to $166.0 million for the six months ended June 30, 2016 compared to $157.1 million for the same period in 2015 due to an increase in average concessions and other sales per patron from $4.73 for the 2015 period to $5.25 for the 2016 period, revenues related to unredeemed gift cards and settlement funds related to the 2010 BP oil spill of $0.7 million, partially offset by a decrease in total attendance from 33.2 million for the six months ended June 30, 2015 to 31.6 million for the six months ended June 30, 2016. Excluding concessions and other revenues from the acquired Sundance theatres of $4.6 million, concessions and other revenues increased 2.8% to $161.4 million in the 2016 period from $157.1 million in the 2015 period.
We operated 273 theatres with 2,938 screens at June 30, 2016 compared to 270 theatres with 2,881 screens at June 30, 2015.
Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
($’s in thousands)	2016	2015	% Change	2016	2015	% Change
Film exhibition costs	$70,280	$79,288	(11)	$138,624	$140,971	(2)
Concession costs	$9,925	$9,728	2	$19,505	$17,750	10
Salaries and benefits	$25,967	$26,069	—	$50,727	$49,783	2
Theatre occupancy costs	$26,876	$23,899	12	$52,754	$47,334	11
Other theatre operating costs	$33,746	$33,082	2	$68,287	$65,111	5
General and administrative expenses	$11,421	$8,211	39	$23,743	$18,238	30
Depreciation and amortization	$15,311	$13,747	11	$30,468	$26,834	14
Loss (gain) on sale of property and equipment	$342	$(2,293)	n/m	$60	$(3,324)	n/m
Impairment of long-lived assets	$1,980	$481	n/m	$2,260	$1,870	n/m

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended June 30, 2016 decreased to $70.3 million as compared to $79.3 million for the three months ended June 30, 2015 primarily resulting from decreased attendance. As a percentage of admissions revenue, film exhibition costs were 57.5% and 58.7% for the three months ended June 30, 2016 and 2015, respectively. Excluding film exhibition costs from the acquired Sundance theatres of $1.0 million, film exhibition costs for the three months ended June 30, 2016 decreased to $69.3 million as compared to $79.3 million for the three months ended June 30, 2015 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the acquired Sundance theatres, film exhibition costs were 57.7% for the three months ended June 30, 2016 as compared to 58.7% for the three months ended June 30, 2015. As a percentage of admissions revenue, film exhibition costs were lower for the three months ended June 30, 2016 due to a less favorable movie slate.
Film exhibition costs for the six months ended June 30, 2016 decreased to $138.6 million as compared to $141.0 million for the six months ended June 30, 2015 primarily resulting from decreased attendance. As a percentage of admissions revenue, film exhibition costs were 56.6% and 57.2% for the six months ended June 30, 2016 and 2015, respectively. Excluding film exhibition costs from the acquired Sundance theatres of $2.8 million, film exhibition costs for the six months ended June 30, 2016 decreased to $135.8 million as compared to $141.0 million for the six months ended June 30, 2015 primarily due to the decrease in admissions revenue. As a percentage of admissions revenue, excluding the acquired Sundance theatres, film exhibition costs were 56.8% and 57.2% for the six months ended June 30, 2016 and 2015, respectively. As a percentage of admissions revenue, film exhibition costs were lower for the six months ended June 30, 2016 due to a smaller concentration of top performing films in 2016.
Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended June 30, 2016 increased to $9.9 million compared to $9.7 million for the three months ended June 30, 2015. As a percentage of concessions and other revenues, concession costs for the three months ended June 30, 2016 were 12.0% as compared to 11.6% for the three months ended June 30, 2015, primarily due to a product sales mix at the acquired Sundance theatres that have lower margins and the impact of our rollout of expanded food and beverage items, partially offset by increased revenues from our tax on top pricing strategy and increased revenues related to unredeemed gift cards. Excluding concession costs from the acquired Sundance theatres of $0.4 million, concession costs for the three months ended June 30, 2016 decreased to $9.5 million as compared to $9.7 million for the three months ended June 30, 2015. Excluding the acquired Sundance theatres, as a percentage of concessions and other revenues, concessions costs decreased to 11.8% for the three months ended June 30, 2016 as compared to 11.6% for the three months ended June 30, 2015 primarily due to increased concessions and other revenues from our tax on top pricing strategy and increased revenues of $0.2 million related to unredeemed gift cards, which was partially offset by the impact of our rollout of expanded food and beverage items that carry lower margins.
Concession costs for the six months ended June 30, 2016 increased to $19.5 million compared to $17.8 million for the six months ended June 30, 2015 due to increased concession sales. As a percentage of concessions and other revenues, concession costs for the six months ended June 30, 2016 were 11.7% as compared to 11.3% for the six months ended June 30, 2015. Excluding concession costs from the acquired Sundance theatres of $1.0 million, concession costs for the six months ended June 30, 2016 increased to $18.5 million as compared to $17.8 million for the six months ended June 30, 2015. Excluding the acquired Sundance theatres, as a percentage of concessions and other revenues, concession costs were 11.5% for the six months ended June 30, 2016 as compared to 11.3% for the six months ended June 30, 2015. The increase in concession costs as a percentage of concessions and other revenues was primarily due to a product sales mix at the acquired Sundance theatres that have lower margins and the impact of our rollout of expanded food and beverage items, partially offset by increased revenues from our tax on top pricing strategy and increased revenues of $0.4 million related to unredeemed gift cards.
Salaries and benefits. Salaries and benefits decreased $0.1 million from $26.1 million for the three months ended June 30, 2015 to $26.0 million for the three months ended June 30, 2016. The decrease is primarily due to decreased staffing levels reflecting the decrease in attendance, partially offset by salaries and benefits related to the acquired Sundance theatres. Excluding the acquired Sundance theatres, salaries and benefits decreased $1.0 million from $26.1 million for the three months ended June 30, 2015 to $25.1 million for the three months ended June 30, 2016 primarily due to decreased staffing levels reflecting the decrease in attendance. Salaries and benefits increased $0.9 million from $49.8 million for the six months ended June 30, 2015 to $50.7 million for the six months ended June 30, 2016. Excluding the acquired Sundance theatres, salaries and benefits decreased approximately $1.0 million to $48.8 million primarily due to decreased staffing levels reflecting the decrease in attendance.

 Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended June 30, 2016 increased $3.0 million to $26.9 million as compared to $23.9 million for the three months ended June 30, 2015. Excluding the acquired Sundance theatres, theatre occupancy costs increased $2.2 million to $26.1 million. The increase in theatre occupancy costs for the three months ended June 30, 2016 is due primarily to an increase in rent expense of $2.0 million associated with net theatre openings and closings subsequent to the beginning of the second quarter of 2015 and the acquisition of two theatres from AMC Theatres in January 2016.
Theatre occupancy costs for the six months ended June 30, 2016 increased $5.5 million to $52.8 million as compared to $47.3 million for the six months ended June 30, 2015. Excluding the acquired Sundance theatres, theatre occupancy costs increased $3.7 million to $51.0 million. The increase in theatre occupancy costs for the six months ended June 30, 2016 is due primarily to an increase in rent expense of $3.0 million associated with net theatre openings and closings subsequent to the beginning of the second quarter of 2015 and the acquisition of two theatres from AMC Theatres in January 2016.
Other theatre operating costs. Other theatre operating costs for the three months ended June 30, 2016 increased to $33.7 million as compared to $33.1 million for the three months ended June 30, 2015. Excluding the acquired Sundance theatres, other theatre operating costs for the three months ended June 30, 2016 decreased to $32.9 million as compared to $33.1 million for the three months ended June 30, 2015.
Other theatre operating costs for the six months ended June 30, 2016 increased to $68.3 million as compared to $65.1 million for the six months ended June 30, 2015. Excluding the acquired Sundance theatres, other theatre operating costs for the six months ended June 30, 2016 increased to $66.5 million as compared to $65.1 million for the six months ended June 30, 2015. The increase in our other theatre operating costs was primarily due to increases in insurance reserves of $0.7 million and banking and credit card processing fees of $0.6 million.
General and administrative expenses. General and administrative expenses increased to $11.4 million for the three months ended June 30, 2016 compared to $8.2 million for the three months ended June 30, 2015. The increase in general and administrative expenses during the three months ended June 30, 2016 was primarily the result of an increase in professional expenses of $3.2 million primarily related to the pending AMC merger. General and administrative expenses increased to $23.7 million for the six months ended June 30, 2016 compared to $18.2 million for the six months ended June 30, 2015. The increase in general and administrative expenses for the six months ended June 30, 2016 was primarily the result of an increase in professional expenses of $5.1 million primarily related to the pending AMC merger.
Depreciation and amortization. Depreciation and amortization expenses increased to $15.3 million for the three months ended June 30, 2016 as compared to $13.7 million for the three months ended June 30, 2015. Depreciation and amortization expenses increased to $30.5 million for the six months ended June 30, 2016 as compared to $26.8 million for the six months ended June 30, 2015. The increase in depreciation and amortization expenses for the three and six months ended June 30, 2016 and 2015 was primarily due to a combination of higher balances of property and equipment due to theatre openings, remodels and recent acquisitions.
Net loss (gain) on sales of property and equipment. We recognized a loss on the sale of property and equipment of $0.3 million for the three months ended June 30, 2016 and a gain on the sale of property and equipment of $2.3 million for the three months ended June 30, 2015. We recognized a loss on the sale of property and equipment of $0.1 million for the six months ended June 30, 2016 and a gain on the sale of property and equipment of $3.3 million for the six months ended June 30, 2015.
Impairment of long-lived assets. We recorded impairment charges of $2.0 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively. We recorded impairment charges of $2.3 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively. The impairment charges for the three and six months ended June 30, 2016 and June 30, 2015 are primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres.
Operating income. Operating income for the three months ended June 30, 2016 decreased to $8.8 million from $26.9 million for the three months ended June 30, 2015. As a percentage of total operating revenues, operating income for the three months ended June 30, 2016 was 4.3% as compared to 12.3% for the three months ended June 30, 2015. Operating income for the six months ended June 30, 2016 decreased to $24.4 million from $38.9 million for the six months ended June 30, 2015. As a percentage of total operating revenues, operating income for the six months ended June 30, 2016 was 5.9% as compared to 9.6% for the six months ended June 30, 2015. The decrease in operating income for the three and six months ended June 30, 2016 is primarily a result of a decrease in attendance and the factors described above.

Interest expense, net. Interest expense, net for the three months ended June 30, 2016 and 2015 was $12.4 million and $12.6 million, respectively. Interest expense, net for the six months ended June 30, 2016 and 2015 was $24.8 million and $25.3 million, respectively. The decrease in interest expense is primarily due to a decrease in the weighted average interest rate of the 6.00% Senior Secured Notes compared to the 7.375% Senior Secured Notes, partially offset by an increase in capital lease and financing obligation balances in 2016 compared to 2015.
Income tax. During the three months ended June 30, 2016 and 2015, we recorded an income tax benefit of $0.9 million and $1.3 million, respectively, primarily as a result of our income from continuing operations. At June 30, 2016 and December 31, 2015, our consolidated deferred tax assets were $106.3 million. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.
The effective tax rate from continuing operations for the three and six months ended June 30, 2016 was 34.9% and 46.9%, respectively. Our tax rate for the three and six months ended June 30, 2016 and 2015 differs from the statutory tax rate primarily due to state income taxes and permanently nondeductible expenses.

Liquidity and Capital Resources
General
We utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $33.7 million as of June 30, 2016 compared to a working capital surplus of $27.9 million at December 31, 2015. The working capital surplus in 2016 and 2015 primarily resulted from proceeds of $88.0 million received from our common stock offering in July 2013, partially offset by recent acquisitions and our share repurchase program.
At June 30, 2016, we had available borrowing capacity of $50 million under our revolving Credit Facility and approximately $108.5 million in cash and cash equivalents on hand as compared to available borrowing capacity of $50 million under our revolving Credit Facility and approximately $102.5 million in cash and cash equivalents at December 31, 2015. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Revolving Credit Facility.”
Net cash provided by operating activities was $35.4 million for the six months ended June 30, 2016 compared to net cash provided by operating activities of $66.4 million for the six months ended June 30, 2015. Cash provided by operating activities was lower for the six months ended June 30, 2016 due primarily to decreased operating revenues resulting from decreased attendance, partially offset by increased admissions revenue per patron and concessions and other revenues per patron, and decreased accounts payable balances. Net cash used in investing activities was $21.2 million for the six months ended June 30, 2016 compared to $22.7 million for the six months ended June 30, 2015. The decrease in our net cash used in investing activities is primarily due to a decrease in cash used for purchases of property and equipment of $10.8 million, partially offset by theatre acquisitions of $5.5 million and a decrease in proceeds from the sale of property and equipment of $4.0 million. The cash used for theatre acquisitions during the six months ended June 30, 2016 was primarily related to the acquisition of two theatres from a subsidiary of AMC. Capital expenditures were $16.3 million and $27.1 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures for the 2016 period primarily related to recently constructed build-to-suit theatres and theatre renovations. Capital expenditures for the 2015 period related to recently constructed build-to-suit theatres, the conversion of certain traditional theatres to our casual in-theatre dining concept and theatre renovations. Net cash used in financing activities was $8.1 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively. The net cash used in financing activities for the six months ended June 30, 2016 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and share repurchases under our share repurchase program. The net cash used in financing activities for the six months ended June 30, 2015 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and the payment of an earnout contingency related to a prior year acquisition.
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
We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed five theatres during the first six months of 2016 and estimate closing approximately ten theatres for the full year 2016.
We plan to incur approximately $50 to $55 million in capital expenditures, net of landlord reimbursements, for calendar year 2016. We plan to open up to five new build-to-suit theatres in 2016 and expect to include one large format digital screen in all new build-to-suit theatres. As of June 30, 2016, we have 32 Big D auditoriums, 21 IMAX auditoriums and two MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

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
As of June 30, 2016, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.
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

•
the inability to complete the proposed merger due to the failure to obtain Carmike stockholder or regulatory approval for the proposed merger, merger-related litigation or the failure to satisfy other conditions of the proposed merger within the proposed timeframe or at all;

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

•
other factors, including the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors” and risk factors related to the AMC merger disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.

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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
On April 25, 2016 and May 10, 2016, two putative class action complaints were filed in the United States District Court for the Middle District of Georgia, Columbus Division (the "Court"), against Carmike’s directors, AMC, and Merger Sub arising from the merger: Solak v. Passman, et al., C.A. No. 4:16-cv-154 (CDL) (“Solak Action”) and Baskette v. Fleming, et al., C.A. No. 4:16-cv-170 (CDL) (“Baskette Action” and, together with the Solak Action, the “Actions”). The plaintiffs in the Actions, certain purported holders of Carmike’s common stock (which we refer to as “Plaintiffs”), allege that the preliminary proxy statement filed by Carmike on March 31, 2016 with the SEC in connection with the merger contained false and misleading statements and omitted material information in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, and further that the director defendants are personally liable for those alleged misstatements and omissions under Section 20(a) of the Exchange Act. Plaintiffs also allege that the director defendants breached their fiduciary duties owed to the public stockholders of Carmike in connection with the merger and that AMC and Merger Sub aided and abetted those breaches. The Actions seek, among other things, to enjoin the merger until the alleged Exchange Act violations and breaches of fiduciary duties are remedied, to rescind the merger agreement or any terms thereof to the extent such agreement or terms have already been implemented, and an award of attorneys’ and experts’ fees and costs. In addition, the Baskette Action seeks an accounting and award of damages.

On June 10, 2016, the Court consoldiated the Actions into a single action: In re Carmike Cinemas, Inc. Shareholder Litigation, Consolidated C.A. No. 4:16-cv-154 (CDL) (the “Consolidated Action”). On June 14, 2016, the Court denied Plaintiffs' request for an order temporarily restraining the merger and for expedited discovery in support of a motion to preliminarily enjoin the merger. Following that ruling, all proceedings in the Consolidated Action were temporarily stayed pending the close of the merger. Although it is not possible to predict the outcome of litigation matters with certainty, Carmike believes that the claims raised in the Consolidated Action are without merit and intends to defend against them vigorously.

ITEM 1A.    RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the risk factors related to the merger disclosed in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and the risk factors set forth below.

The value of the stock portion of the merger consideration is subject to changes based on fluctuations in the value of AMC’s Class A common stock, and Carmike stockholders may receive stock consideration with a value that, at the time received, is less than $33.06 per share of Carmike common stock.
The market value of AMC’s Class A common stock will fluctuate during the period before the date of the reconvened special meeting of Carmike’s stockholders to vote on the adoption of the amended and restated merger agreement, during the period before Carmike stockholders receive merger consideration in the form of AMC’s Class A common stock, as well as thereafter.
Pursuant to the amended and restated merger agreement, at the effective time of the merger, each share of Carmike common stock issued and outstanding immediately prior to closing will be converted, at the election of the stockholder, into the right to receive (i) $33.06 in cash, without interest or (ii) 1.0819 shares of AMC Class A common stock. After the elections are made, the final per share merger consideration to be delivered to the stockholders is subject to proration so that 70% of the total shares held by all Carmike stockholders are converted into cash and 30% of the total shares held by all Carmike stockholders are converted into shares of AMC Class A common stock.
The value of AMC Class A common stock delivered to Carmike stockholders will depend on the stock price of AMC Class A common stock, and the value of the shares of AMC Class A common stock delivered for each such share of Carmike common stock may be greater than or less than, or equal to, $33.06. It is impossible to accurately predict fluctuations in the market price of AMC Class A common stock and therefore impossible to accurately predict the value of the shares of AMC Class A common stock that Carmike stockholders will receive in the merger.

The market price of AMC Class A common stock after the merger will continue to fluctuate and may be affected by factors different from those affecting shares of Carmike common stock currently.
Upon completion of the merger, holders of Carmike common stock will become holders of AMC Class A common stock. The market price of AMC Class A common stock may fluctuate significantly following consummation of the merger and holders of Carmike common stock could lose the value of their investment in AMC Class A common stock. In addition, the stock market has experienced significant price and volume fluctuations in recent times, which could have a material adverse effect on the market for, or liquidity of, the AMC Class A common stock, regardless of AMC’s actual operating performance. In addition, AMC’s business differs in certain respects from that of Carmike, and accordingly, the results of operations of the combined company and the market price of AMC Class A common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of AMC and Carmike.
Sales of shares of AMC Class A common stock before and after the completion of the transaction may cause the market price of AMC Class A common stock to fall.
The issuance of new shares of AMC Class A common stock in connection with the transaction could have the effect of depressing the market price for AMC Class A common stock. In addition, many Carmike stockholders may decide not to hold, and instead may sell, the shares of AMC Class A common stock they will receive in the merger. Such sales of AMC Class A common stock could have the effect of depressing the market price for AMC Class A common stock and may take place promptly following the merger.
After the merger, Carmike stockholders will have a significantly lower ownership and voting interest in AMC than they currently have in Carmike and will exercise less influence over management.
Immediately after completion of the merger, former Carmike stockholders will have significantly less of an ownership percentage of AMC Class A common stock, compared to their previous ownership percentage of Carmike common stock. Moreover, as of March 31, 2016, Dalian Wanda Group Co., Ltd. (“Wanda”), AMC’s controlling stockholder, owned more than 90% of the combined voting power of AMC’s common stock. As such, Wanda has significant influence over AMC’s reporting and corporate management and affairs, and it is expected that Wanda will continue to control a majority of the combined voting power of AMC’s common stock and therefore be able to control all matters submitted to AMC’s stockholders for approval (including election of directors and approval of significant corporate transactions, such as mergers) so long as the shares of Class B common stock owned by Wanda and its permitted transferees represent at least 30% of all outstanding shares of AMC’s Class A and Class B common stock. Accordingly, former Carmike stockholders will have less influence over the management and policies of AMC than they currently have over the management and policies of Carmike.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
Listing of exhibits

Exhibit Number	Description

2.1
Amended and Restated Agreement and Plan of Merger, dated as of July 24, 2016, among Carmike Cinemas, Inc. and AMC Entertainment Holdings, Inc. and Congress Merger Subsidiary, Inc. (filed as Exhibit 2.1 to Carmike's Current Report on Form 8-K filed on July 24, 2016 and incorporated herein by reference).

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

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

3.4	Amendment to Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike's Current Report on Form 8-K filed on March 4, 2016 and incorporated herein by reference).

3.5	Amendment to Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike's Current Report on Form 8-K filed on June 30, 2016 and incorporated herein by reference).

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

CARMIKE CINEMAS, INC.

Date:	August 1, 2016	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 1, 2016	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2016	By:	/s/ Gregory S. Wiggins
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
Date: August 1, 2016

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
Date: August 1, 2016

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended June 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, S. David Passman III, the Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: August 1, 2016

/s/ S. David Passman III
S. David Passman III President, Chief Executive Officer and Director

Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended June 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard B. Hare, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: August 1, 2016

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer