Form 10-Q
period 2016-09-30
CARMIKE CINEMAS INC
filed 2016-11-09
CIK 799088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common Stock, par value $0.03 per share — 24,388,587 shares outstanding as of November 4, 2016.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$95,367	$102,511
Restricted cash	121	593
Accounts receivable	8,976	16,207
Inventories	4,440	5,115
Prepaid expenses and other current assets	19,423	20,082
Total current assets	128,327	144,508
Property and equipment:
Land	44,759	45,265
Buildings and building improvements	361,624	345,451
Leasehold improvements	212,823	204,064
Assets under capital leases	49,173	49,173
Equipment	299,920	300,518
Construction in progress	18,558	10,617
Total property and equipment	986,857	955,088
Accumulated depreciation and amortization	(499,758)	(470,482)
Property and equipment, net of accumulated depreciation	487,099	484,606
Goodwill	153,549	151,716
Intangible assets, net of accumulated amortization	2,451	2,596
Investments in unconsolidated affiliates (Note 10)	9,417	8,033
Deferred income tax asset	107,293	106,300
Other	14,425	14,899
Total assets	$902,561	$912,658
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$31,210	$50,527
Accrued expenses	36,035	32,099
Deferred revenue	17,635	23,995
Current maturities of capital leases and long-term financing obligations	13,273	9,978
Total current liabilities	98,153	116,599
Long-term liabilities:
Long-term debt	224,066	223,406
Capital leases and long-term financing obligations, less current maturities	225,095	221,315
Deferred revenue	30,586	29,512
Other	35,600	32,055
Total long-term liabilities	515,347	506,288
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $1.00 par value per share: 1,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.03 par value per share: 52,500,000 shares authorized, 25,337,729 shares issued and 24,388,587 shares outstanding at September 30, 2016, and 25,410,153 shares issued and 24,598,206 shares outstanding at December 31, 2015	760	754
Treasury stock, 949,142 and 811,947 shares at cost at September 30, 2016 and December 31, 2015, respectively	(24,349)	(21,289)
Paid-in capital	506,110	502,975
Accumulated deficit	(193,460)	(192,669)
Total stockholders’ equity	289,061	289,771
Total liabilities and stockholders’ equity	$902,561	$912,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Admissions	$125,988	$110,633	$370,844	$356,975
Concessions and other	83,742	69,608	249,748	226,699
Total operating revenues	209,730	180,241	620,592	583,674
Operating costs and expenses:
Film exhibition costs	69,731	61,376	208,354	202,348
Concession costs	10,209	8,938	29,714	26,688
Salaries and benefits	27,075	25,722	77,802	75,505
Theatre occupancy costs	26,627	24,019	79,381	71,353
Other theatre operating costs	37,914	34,620	106,201	99,730
General and administrative expenses	12,979	6,963	36,722	25,201
Depreciation and amortization	15,126	14,455	45,594	41,289
Loss (gain) on disposal of property and equipment	1,613	(41)	1,673	(3,365)
Impairment of long-lived assets	409	1,388	2,669	3,258
Total operating costs and expenses	201,683	177,440	588,110	542,007
Operating income	8,047	2,801	32,482	41,667
Interest expense	12,363	12,309	37,131	37,617
Loss on extinguishment of debt	—	—	—	17,550
Loss before income tax and income from unconsolidated affiliates	(4,316)	(9,508)	(4,649)	(13,500)
Income tax benefit	(1,054)	(2,212)	(500)	(3,226)
Income from unconsolidated affiliates (Note 10)	1,843	1,039	3,358	2,963
Net loss	$(1,419)	$(6,257)	$(791)	$(7,311)
Weighted average shares outstanding:
Basic	24,600	24,510	24,578	24,394
Diluted	24,600	24,510	24,578	24,394

Net loss per common share (Basic and Diluted)	$(0.06)	$(0.26)	$(0.03)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARMIKE CINEMAS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(791)	$(7,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,594	41,289
Amortization of debt issuance costs	951	1,042
Impairment on long-lived assets	2,669	3,258
Loss on extinguishment of debt	—	17,550
Deferred income taxes	(993)	(1,015)
Stock-based compensation	3,105	5,057
Income from unconsolidated affiliates	(2,039)	(1,644)
Other	(1,314)	398
Loss (gain) on disposal of property and equipment	1,673	(3,365)
Changes in operating assets and liabilities:
Accounts receivable and inventories	7,877	8,620
Deferred construction allowances	2,419	—
Prepaid expenses and other assets	722	(1,542)
Accounts payable	(22,457)	(1,974)
Accrued expenses and other liabilities	(2,164)	(2,116)
Earnout payments for acquisitions	—	(849)
Distributions from unconsolidated affiliates	2,571	409
Net cash provided by operating activities	37,823	57,807
Cash flows from investing activities:
Purchases of property and equipment	(33,341)	(33,865)
Funding of restricted cash	472	246
Investment in unconsolidated affiliates	(217)	(52)
Theatre acquisitions, net of cash acquired	(5,465)	—
Proceeds from sale of property and equipment	862	10,947
Net cash used in investing activities	(37,689)	(22,724)
Cash flows from financing activities:
Debt activities:
Issuance of long-term debt	—	230,000
Repayments of long-term debt	—	(223,022)
Debt issuance costs	—	(8,955)
Repayments of capital lease and long-term financing obligations	(7,494)	(6,424)
Proceeds from long-term financing arrangements	3,485	—
Issuance of common stock	36	100
Proceeds from exercise of stock options	—	1,111
Purchase of treasury stock	(3,305)	(3,476)
Earnout payment for acquisitions	—	(1,570)
Net cash used in financing activities	(7,278)	(12,236)
Increase in cash and cash equivalents	(7,144)	22,847
Cash and cash equivalents at beginning of period	102,511	97,537
Cash and cash equivalents at end of period	$95,367	$120,384
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$32,466	$34,246
Income taxes, net	$(1,078)	$697
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$4,500	$4,056
Assets acquired through capital lease or financing obligations	$14,285	$531
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2016 and 2015
(unaudited)
(in thousands except share and per share data)
NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Carmike Cinemas, Inc. and its subsidiaries (referred to as “we”, “us”, “our”, and the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). This information reflects all adjustments which in the opinion of management are necessary for a fair presentation of the balance sheet as of September 30, 2016 and December 31, 2015, the results of operations for the three and nine month periods ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q. The Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. That report includes a summary of the Company’s critical accounting policies. There have been no material changes in the Company’s accounting policies during the first nine months of 2016.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The ASU is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in ASC 230 add or clarify guidance cash flow guidance related to debt prepayments or debt extinguishment costs, zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and the application of the predominance principle. This ASU is effective for annual periods beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 requires that companies apply the guidance retrospectively to all periods presented, if practicable. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.
NOTE 2—IMPAIRMENT OF LONG-LIVED ASSETS
For the three and nine months ended September 30, 2016, impairment charges aggregated to $409 and $2,669, respectively. For the three and nine months ended September 30, 2015, impairment charges aggregated to $1,388 and $3,258, respectively. The impairment charges for the three months ended September 30, 2016 were primarily the result of the continued deterioration of previously impaired theatres. The impairment charges for the three months ended September 30, 2015 were primarily the result of deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. The impairment charges for the three and nine months ended September 30, 2016 and 2015 were primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres.
The estimated aggregate fair value of the long-lived assets impaired during the three and nine months ended September 30, 2016 was approximately $1,486 and $5,811, respectively. These fair value estimates are considered Level 3 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, and were derived primarily from discounting estimated future cash flows. Future cash flows for a particular theatre are based on historical cash flows for that theatre, after giving effect to future attendance fluctuations, and are projected through the remainder of its lease term or useful life. The Company projects future attendance fluctuations of (10)% to 10%. The risk-adjusted rate of return used to discount these cash flows ranges from 10% to 15%.
NOTE 3—DEBT
The Company’s debt consisted of the following on the dates indicated:

	September 30, 2016	December 31, 2015
Senior secured notes	$230,000	$230,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(5,934)	(6,594)
Total debt	224,066	223,406
Current maturities	—	—
Total long-term debt	$224,066	$223,406

6.00% Senior Secured Notes
In June 2015, the Company issued $230,000 aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay the Company’s $210,000 senior secured notes that were due in May 2019. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year beginning December 15, 2015.
The Senior Secured Notes are fully and unconditionally guaranteed by each of the Company’s existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries of the Company. Debt issuance costs and other transaction fees of approximately $7,000 were recorded as a reduction to the associated long-term debt and are amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (including the capital stock of the Company’s current subsidiaries), other than certain excluded assets.
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
The fair value of the Senior Secured Notes at September 30, 2016 and December 31, 2015, which are considered Level 2 estimates within the fair value hierarchy prescribed by ASC 820, Fair Value Measurements, is estimated based on quoted market prices as follows:

	As of September 30,	As of December 31,
	2016	2015
Carrying amount, net	$230,000	$230,000
Fair value	$239,200	$234,600
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
The Credit Facility includes a sub-facility for the issuance of letters of credit totaling up to $10,000. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, and the obligations of the Company and such guarantors in respect of the Credit Facility are secured by first priority liens on substantially all of the Company’s and such subsidiaries’ current and future property and assets, other than certain excluded assets, pursuant to the first lien guarantee and collateral agreement by and among the Company, such guarantors and Wells Fargo Bank, National Association, as collateral trustee. In addition, the Credit Facility contains provisions to accommodate the incurrence of up to $150,000 in future incremental borrowings. While the Credit Facility does not contain any commitment by the lenders to provide this incremental indebtedness, the Credit Facility describes how such debt (if provided by the Company’s existing or new lenders) would be subject to various financial and other covenant compliance requirements and conditions at the time the additional debt is incurred. There was no outstanding balance on the revolving Credit Facility at September 30, 2016.

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
As of September 30, 2016, none of the Company’s accumulated deficit was subject to restrictions limiting the payment of dividends, and the total amount available for dividend payments under the Company’s most restrictive covenants was approximately $186,000.
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
As of September 30, 2016, the Company was in compliance with all of the financial covenants in its Indenture and Credit Facility.
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
The effective tax rate from continuing operations for the three months ended September 30, 2016 and 2015 was 42.6% and 26.1%, respectively. The effective tax rate from continuing operations for the nine months ended September 30, 2016 and 2015 was 38.7% and 30.6%, respectively. The Company’s tax rate for the three and nine months ended September 30, 2016 differs from the statutory federal tax rate primarily due to state income taxes, permanently nondeductible expenses and the effect of a change in state tax rates on its deferred tax asset. The Company's tax rate for the three and nine months ended September 30, 2015 differs from the statutory federal tax rate primarily due to state income taxes and permanently nondeductible expenses.
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
The Company has incurred transaction costs during the nine months ended September 30, 2016 related to the pending AMC merger (see Note 11—Acquisitions). Should the AMC merger be completed during the fourth quarter of 2016, certain of these costs will become permanently non-deductible. If the AMC merger were to fail during the fourth quarter of 2016, certain of these costs would be deductible for income tax purposes.
At September 30, 2016 and December 31, 2015, the Company’s total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $107,293 and $106,300, respectively. As of each reporting date, the Company assesses whether it is more likely than not that its deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing the Company’s income tax expense in the period that such conclusion is made.
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
Management’s conclusion at September 30, 2016 that it is more likely than not that the Company's net deferred tax assets will be realized is partially based upon management’s estimate of future taxable income; however, the Company believes, with regard to certain state net operating losses which have a carryforward period shorter than the federal net operating loss carryforward period, that it is more likely than not that these state net operating losses will expire unused. Therefore a valuation allowance against certain state net operating loss carryforwards of $860 was established during the fourth quarter of 2015.

Management’s judgment regarding the realizability of state net operating loss deferred tax assets may change due to further changes in state tax rates, apportionment, and business concentration.
As of September 30, 2016 and December 31, 2015, the amount of unrecognized tax benefits was $127 and $167, all of which would affect the Company’s annual effective tax rate, if recognized.

NOTE 5—EQUITY BASED COMPENSATION
In May 2014, the Board of Directors adopted the Carmike Cinemas, Inc. 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”). The Company’s Compensation and Nominating Committee may grant stock options, stock grants, stock units, and stock appreciation rights under the 2014 Incentive Stock Plan to certain eligible employees and to outside directors. As of September 30, 2016, there were 1,037,571 shares available for future grants under the 2014 Incentive Stock Plan. The Company’s policy is to issue new shares upon exercise of options and the issuance of stock grants.
The Company also issues restricted stock awards to certain key employees and directors. Generally, the restricted stock vests over a one to three year period and compensation expense is recognized over the one to three year period equal to the grant date fair value of the shares awarded. For certain employees who have met retirement eligibility criteria as defined in the respective award agreements, compensation expense for restricted stock awards is recognized immediately. As of September 30, 2016, the Company also had 155,305 shares of performance-based awards outstanding which are dependent on the achievement of EBITDA targets that vest over a three-year period. As of September 30, 2016, 76,502 shares of these performance-based stock awards have been earned due to the achievement of EBITDA targets. Performance-based stock awards are recognized as compensation expense over the vesting period based on the fair value on the date of grant and the number of shares ultimately expected to vest. For those employees who have met retirement eligibility criteria as defined in the 2014 Incentive Stock Plan, compensation expense for performance-based stock awards is recognized immediately once all conditions of the award have been satisfied. The Company has determined the achievement of the performance target for the unearned awards in the current year is probable.
The Company’s total stock-based compensation expense was approximately $704 and $1,198 for the three months ended September 30, 2016 and 2015, respectively, and $3,105 and $5,057 for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statement of operations. As of September 30, 2016, the Company had approximately $2,229 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.3 years. This expected cost does not include the impact of any future stock-based compensation awards.
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
No options were granted during the first nine months of 2016 or 2015. The following table sets forth the summary of option activity for stock options with service vesting conditions as of September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	550,000	$8.67	4.1	$7,848
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2016	550,000	$8.67	3.4	$13,211
Exercisable on September 30, 2016	550,000	$8.67	3.4	$13,211
Expected to vest September 30, 2016	—	$—	—	$—

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
The following table sets forth the summary of option activity for the Company’s stock options with market condition vesting for the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	73,334	$25.95	1.3	$—
Exercised	—	—	—	—
Outstanding at September 30, 2016	73,334	$25.95	0.5	$494
Exercisable on September 30, 2016	40,000	$25.95	0.5	$270
Expected to vest September 30, 2016	—	$—	—	$—
Restricted Stock
The following table sets forth the summary of activity for restricted stock grants, including performance-based awards, for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	388,794	$27.34
Granted	181,009	$21.44
Vested	(197,150)	$22.72
Forfeited	(7,088)	$28.03
Nonvested at September 30, 2016	365,565	$26.89

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
As of September 30, 2016 and December 31, 2015, goodwill and intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of September 30, 2016
Intangible assets:
Lease related intangibles	$3,612	$(1,584)	$2,028
Non-compete agreements	30	(25)	5
Trade names	750	(582)	168
Licenses	250	—	250
Total intangible assets	$4,642	$(2,191)	$2,451
As of December 31, 2015
Intangible assets:
Lease related intangibles	$3,612	$(1,206)	$2,406
Non-compete agreements	30	(21)	9
Trade names	750	(569)	181
Total intangible assets	$4,392	$(1,796)	$2,596

Amortization expense of intangible assets for fiscal years 2016 through 2020 and thereafter is estimated to be approximately $525, $518, $495, $495, $274 and $288, respectively.
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2016:

	December 31, 2015	Additions	Impairments	September 30, 2016
Goodwill, gross	$189,956	$1,833	$—	$191,789
Accumulated impairment losses	(38,240)	—	—	(38,240)
Total goodwill, net	$151,716	$1,833	$—	$153,549
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

NOTE 8—NET LOSS PER SHARE
Basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding. As a result of the Company's net losses for the three and nine months ended September 30, 2016 all common stock equivalents aggregating 390,224 and 406,421, respectively, were excluded from the calculation of dilutive loss per share given their anti-dilutive effect. As a result of the Company's net losses for the three and nine months ended September 30, 2015, all common stock equivalents aggregating 387,635 and 418,489, respectively, were excluded from the calculation of dilutive loss per share given their anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic earnings per share:
Net loss	$(1,419)	$(6,257)	$(791)	$(7,311)
Denominator (shares in thousands):
Basic earnings per share:
Weighted average shares	24,600	24,577	24,589	24,499
Less: restricted stock issued	—	(67)	(11)	(105)
Denominator for basic earnings per share:	24,600	24,510	24,578	24,394
Effect of dilutive shares:
Stock options	—	—	—	—
Restricted stock awards	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	24,600	24,510	24,578	24,394
Basic and Diluted loss per share attributable to Carmike stockholders	$(0.06)	$(0.26)	$(0.03)	$(0.30)
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

In August 2016, SV Holdco LLC redeemed, and subsequently retired, certain Class A units from a member of SV Holdco. The redemption did not affect the Company's Class A and Class C membership units. However, as a result of the redemption, the Company's non-forfeitable Class C and Class A membership units increased from approximately 14% of the total issued and outstanding membership units of SV Holdco to approximately 19%. The Company’s non-forfeitable Class C and Class A membership units represented approximately 19% and 14% of the total issued and outstanding membership units of SV Holdco as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, the carrying value of the Company’s ownership interest in SV Holdco is $8,494 and is included in investments in unconsolidated affiliates in the consolidated balance sheets. For book purposes, the Company has accounted for its investment in SV Holdco, LLC, a limited liability company for which separate accounts of each investor are maintained, as an equity method investment pursuant to ASC 970-323-25-6.
The Company’s Class C membership units are intended to be treated as a “profits interest” in SV Holdco for U.S. federal income tax purposes and thus do not give the Company an interest in the other members’ initial or subsequent capital contributions. As a profits interest, the Company’s Class C membership units are designed to represent an equity interest in SV Holdco’s future profits and appreciation in assets beyond a defined threshold amount, which equaled $85,000 as of October 14, 2010. The $85,000 threshold amount represented the agreed upon value of initial capital contributions made by the members to SV Holdco and is subject to adjustment to account for future capital contributions made to SV Holdco. Accordingly, the threshold amount applicable to the Company’s Class C membership units equaled $88,000 as of September 30, 2016.
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
For financial reporting purposes, the gains from both the $30,000 cash payment to the Company and its non-forfeitable membership units in SV Holdco ($36,555 in the aggregate) have been deferred and will be recognized as concessions and other revenue on a straight line basis over the remaining term of the Modified Exhibition Agreement. The Company has included in concessions and other revenue in the consolidated statement of operations amounts related to Screenvision of approximately $3,100 and $2,602 for the three months ended September 30, 2016 and 2015, respectively and approximately $8,338 and $8,003 for the nine months ended September 30, 2016 and 2015, respectively. The Company reclassifies certain amounts from Screenvision included in concessions and other revenue to earnings from unconsolidated affiliates. The amount reclassified is based on the Company’s non-forfeitable ownership percentage of SV Holdco membership units, represents an intercompany gain to the Company and totaled $547 and $459 for the three months ended September 30, 2016 and 2015, respectively and $1,471 and $1,412 for the nine months ended September 30, 2016 and 2015, respectively. The Company has included in accounts receivable in the consolidated balance sheets amounts due from Screenvision of $1,964 and $1,626 at September 30, 2016 and December 31, 2015, respectively.
A summary of changes in investments in unconsolidated affiliates and deferred revenue for the Company’s equity method investment in SV Holdco for the nine months ended September 30, 2016 is as follows:

Investments in unconsolidated affiliates	SV Holdco
Balance at January 1, 2016	$6,957
Equity income of SV Holdco	1,537
Balance at September 30, 2016	$8,494

Deferred revenue	SV Holdco
Balance at January 1, 2016	$30,670
Theatre acquisition bonus	2,047
Amortization of up-front payment	(710)
Amortization of Class C units	(185)
Balance at September 30, 2016	$31,822
NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Our investments in affiliated companies accounted for by the equity method consist of our ownership interest in Screenvision, as discussed in Note 9—Screenvision Exhibition, Inc., and interests in other joint ventures.
Combined financial information of the unconsolidated affiliated companies accounted for by the equity method is as follows:

As of September 30,
2016
Assets:
Current assets	$67,711
Noncurrent assets	118,514

Total assets	$186,225

Liabilities:
Current liabilities	$39,416
Noncurrent liabilities	84,051

Total liabilities	$123,467

	Three Months Ended
	September 30, 2016	September 30, 2015
Results of operations:
Revenue	$58,300	$41,252
Operating income (loss)	$11,552	$(3,505)
Income from continuing operations	$6,710	$2,694
Net income	$6,710	$2,694

	Nine Months Ended
	September 30, 2016	September 30, 2015
Results of operations:
Revenue	$148,063	$104,777
Operating income (loss)	$15,356	$(10,134)
Income from continuing operations	$8,802	$9,087
Net income	$8,802	$9,087

A summary of activity in income from unconsolidated affiliates for the nine months ended September 30, 2016 and 2015 is as follows:

	September 30,
Income from unconsolidated affiliates	2016	2015
Income from unconsolidated affiliates	$1,887	$1,551
Elimination of intercompany revenue	1,471	1,412
Income from unconsolidated affiliates	$3,358	$2,963
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

The amended and restated merger agreement contains certain termination rights for both the Company and AMC and further provides that upon the termination of the amended and restated merger agreement under certain circumstances, including upon a termination as a result of a superior proposal, the Company will be required to pay a breakup fee of $30,000. AMC is required to pay Carmike a termination fee of $50,000 if the amended and restated merger agreement is terminated in certain circumstances relating to the antitrust regulatory review process. In addition, either AMC or the Company may terminate the amended and restated merger agreement prior to the effective time if the AMC merger has not been consummated on or before December 5, 2016 (the "end date"), provided, that if all of the closing conditions except those related to certain competition laws or legal restraints have been satisfied or are capable of being satisfied, then either AMC or the Company may extend the end date an additional 90 days upon written notice before the end date.

Refer to the definitive proxy statement filed by the Company with the U.S. Securities and Exchange Commission (the "SEC") on October 11, 2016 for additional information on the AMC merger.

AMC/Starplex
In January 2016, the Company acquired two theatres and 22 screens from a subsidiary of AMC for approximately $5,465 thousand, inclusive of working capital adjustments. The acquisition supports the Company's growth strategy. Acquisition costs related to this transaction were not significant to the Company's consolidated financial statements. The purchase price of $5,465 was allocated as follows:

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
The following table summarizes the purchase price and purchase price allocation for Sundance based on the fair value of the net assets acquired at the acquisition date.

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
NOTE 12— LEASE AMENDMENT

In February 2016, the Company amended a master lease agreement consisting of five theatres and 84 screens. The amendment extends the term of the master lease agreement for 15 years, exclusive of any option periods. The Company expects to incur capital expenditures totaling approximately $28,000 to remodel certain of these theatres of which $15,000 will be reimbursed by the landlord. Certain of the improvements were deemed to be non-normal tenant improvements and the Company has recorded capital lease and financing obligations of $14,285 on its consolidated balance sheet.

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
The amended and restated merger agreement contains certain termination rights for both the Company and AMC and further provides that upon the termination of the amended and restated merger agreement under certain circumstances, including upon a termination as a result of a superior proposal, the Company will be required to pay a breakup fee of $30.0 million. AMC is required to pay Carmike a termination fee of $50.0 million if the amended and restated merger agreement is terminated in certain circumstances relating to the antitrust regulatory review process. In addition, either AMC or the Company may terminate the amended and restated merger agreement prior to the effective time if the AMC merger has not been consummated on or before December 5, 2016 (the "end date"), provided, that if all of the closing conditions except those related to certain competition laws or legal restraints have been satisfied or are capable of being satisfied, then either AMC or the Company may extend the end date an additional 90 days upon written notice before the end date.
Refer to the definitive proxy statement filed by the Company with the SEC on October 11, 2016 for additional information regarding the AMC merger.

The Company
We are one of the largest motion picture exhibitors in the United States, and as of September 30, 2016 we owned, operated or had an interest in 271 theatres with 2,917 screens located in 41 states. We target mid-size, non-urban markets with the belief that they provide a number of operating benefits, including lower operating costs and fewer alternative forms of entertainment.
As of September 30, 2016, all of our theatres are on a digital-based platform, and 254 theatres with 1,080 screens are equipped for 3-D. We believe our leading-edge technologies allow us not only greater flexibility in showing feature films, but also provide us with the capability to explore revenue-enhancing alternative content programming. Digital film content can be easily moved to and from auditoriums in our theatres to maximize attendance. The superior quality of digital cinema and our 3-D capability allows us to provide a quality presentation to our patrons.
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
In addition, we continue to pursue opportunities for organic growth through new theatre development. During the nine months ended September 30, 2016, we opened one theatre and 12 screens. We anticipate opening up to five new build-to-suit theatres in 2016. We intend to include one large-format auditorium in each of our new build-to-suit theatres.
As of September 30, 2016, we operated 55 large-format auditoriums, including 32 Big D auditoriums, 21 IMAX auditoriums and two MuviXL auditoriums. We believe that our large-format auditoriums enhance the enjoyment of our audiences and plan to convert additional screens to a large-screen format in future periods. In October 2013, we entered into a new revenue sharing agreement with IMAX for ten additional IMAX theatre systems to be installed in new construction projects and existing multiplexes. In July 2015, we expanded our revenue-sharing agreement to include 3 additional IMAX theatre systems. As of September 30, 2016, 10 of the 13 IMAX theatre systems had been installed.
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
For a summary of risks and uncertainties relevant to our business, please see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2016 and in this report.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2016 and September 30, 2015
Revenues. We collect substantially all of our revenues from the sale of admission tickets and concessions. The table below provides a comparative summary of the operating data for this revenue generation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average theatres	272	269	274	271
Average screens	2,928	2,875	2,940	2,885
Average attendance per screen	5,898	5,320	16,624	16,859
Average admission per patron	$7.30	$7.23	$7.59	$7.36
Average concessions and other sales per patron	$4.85	$4.55	$5.11	$4.68
Total attendance (in thousands)	17,269	15,294	48,874	48,475
Total operating revenues (in thousands)	$209,730	$180,241	$620,592	$583,674
According to boxofficemojo.com, a website focused on the movie industry, national box office revenues for the three and nine months ended September 30, 2016 were estimated to have increased by approximately 12.1% and 4.2%, respectively, in comparison to the corresponding 2015 period. The industry-wide increase for the three months ended September 30, 2016 was primarily driven by the success of high profile films, such as The Secret Life of Pets and Suicide Squad, which grossed over $300 million in domestic box office revenues.
Total operating revenues increased 16.4% to $209.7 million for the three months ended September 30, 2016 compared to $180.2 million for the three months ended September 30, 2015, due to an increase in total attendance from 15.3 million in the third quarter of 2015 to 17.3 million in the third quarter of 2016, an increase in average admissions per patron from $7.23 in the third quarter of 2015 to $7.30 in the third quarter of 2016 and an increase in average concessions and other sales per patron from $4.55 in the third quarter of 2015 to $4.85 in the third quarter of 2016. Excluding operating revenues from the acquired Sundance theatres which totaled $5.8 million, total operating revenues increased 13.1% to $203.9 million. The increase in total revenues, excluding the acquired Sundance theatres, was due to an increase in attendance from 15.3 million in the third quarter of 2015 to 17.0 million in the third quarter of 2016, an increase in average admissions per patron from $7.23 to $7.24 and an increase in average concessions and other sales per patron from $4.55 to $4.77. The increase in average admissions per patron for the third quarter of 2016 was due to the adoption of a tax on top pricing policy in the fourth quarter of 2015, the acquired Sundance theatres and revenues related to unredeemed gift cards, partially offset by summer promotional activities introduced in 2016. Average concessions and other sales per patron increased primarily due to concession promotions, expanded food and beverage menus at certain theatres, including our in-theatre dining locations, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards.
Total operating revenues increased 6.3% to $620.6 million for the nine months ended September 30, 2016 compared to $583.7 million for the nine months ended September 30, 2015, due to an increase in total attendance from 48.5 million for the nine months ended September 30, 2015 to 48.9 million for the nine months ended September 30, 2016, an increase in average admissions per patron from $7.36 for the nine months ended September 30, 2015 to $7.59 for the nine months ended September

30, 2016 and an increase in average concessions and other sales per patron from $4.68 for the nine months ended September 30, 2015 to $5.11 for the nine months ended September 30, 2016. Excluding operating revenues from the acquired Sundance theatres which totaled $16.2 million, total operating revenues increased 3.5% to $604.4 million. The increase in total operating revenues, excluding the acquired Sundance theatres, was due to an increase in attendance from 48.5 million for the nine months ended September 30, 2015 to 48.1 million for the nine months ended September 30, 2016, an increase in average admissions per patron from $7.36 to $7.53 and an increase in average concessions and other sales per patron from $4.68 to $5.04. Average admission per patron for the nine months ended September 30, 2016 increased due to the adoption of a tax on top pricing policy in the fourth quarter of 2015, the acquired Sundance theatres and revenues related to unredeemed gift cards, partially offset by summer promotional activities. Average concessions and other sales per patron increased primarily due to concession promotions, expanded food and beverage menus at certain locations, including our in-theatre dining locations, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards.
 Admissions revenue increased 13.9% from $110.6 million for the three months ended September 30, 2015 to $126.0 million for the three months ended September 30, 2016, due to an increase in total attendance from 15.3 million in the third quarter of 2015 to 17.3 million in the third quarter of 2016, an increase in average admissions per patron from $7.23 in the third quarter of 2015 to $7.30 for the third quarter of 2016, and revenues related to unredeemed gift cards. Excluding admissions revenue from the acquired Sundance theatres of $3.1 million, admissions revenue increased 11.1% from $110.6 million for the three months ended September 30, 2015 to $122.9 million for the three months ended September 30, 2016.
Admissions revenue increased 3.9% to $370.8 million for the nine months ended September 30, 2016 from $357.0 million for the same period in 2015, due to an increase in total attendance from 48.5 million for the nine months ended September 30, 2015 to 48.9 million for the nine months ended September 30, 2016 and an increase in average admissions per patron from $7.36 for the 2015 period to $7.59 for the 2016 period. Excluding admissions revenue from the acquired Sundance theatres of $8.8 million, admissions revenue increased 1.4% to $362.0 million in 2016 from $357.0 million in 2015.
Concessions and other revenue increased 20.3% to $83.7 million for the three months ended September 30, 2016 compared to $69.6 million for the same period in 2015 due to an increase in total attendance from 15.3 million for the three months ended September 30, 2015 to 17.3 million for the three months ended September 30, 2016, and an increase in average concessions and other sales per patron from $4.55 in the third quarter of 2015 to $4.85 in the third quarter of 2016, the adoption of a tax on top pricing policy in the fourth quarter of 2015 and revenues related to unredeemed gift cards. Excluding concessions and other revenues from the acquired Sundance theatres of $2.7 million, concessions and other revenue increased 16.4% from $69.6 million for the three months ended September 30, 2015 to $81.0 million for the three months ended September 30, 2016.
Concessions and other revenue increased 10.2% to $249.7 million for the nine months ended September 30, 2016 compared to $226.7 million for the same period in 2015 due to an increase in total attendance from 48.5 million for the nine months ended September 30, 2015 to 48.9 million for the nine months ended September 30, 2016, an increase in average concessions and other sales per patron from $4.68 for the 2015 period to $5.11 for the 2016 period, revenues related to unredeemed gift cards and settlement funds related to the 2010 BP oil spill of $0.7 million. Excluding concessions and other revenues from the acquired Sundance theatres of $7.3 million, concessions and other revenues increased 6.9% to $242.4 million in the 2016 period from $226.7 million in the 2015 period.
We operated 271 theatres with 2,917 screens at September 30, 2016 compared to 269 theatres with 2,872 screens at September 30, 2015.

Operating costs and expenses. The table below summarizes operating expense data for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
($’s in thousands)	2016	2015	% Change	2016	2015	% Change
Film exhibition costs	$69,731	$61,376	14	$208,354	$202,348	3
Concession costs	$10,209	$8,938	14	$29,714	$26,688	11
Salaries and benefits	$27,075	$25,722	5	$77,802	$75,505	3
Theatre occupancy costs	$26,627	$24,019	11	$79,381	$71,353	11
Other theatre operating costs	$37,914	$34,620	10	$106,201	$99,730	6
General and administrative expenses	$12,979	$6,963	86	$36,722	$25,201	46
Depreciation and amortization	$15,126	$14,455	5	$45,594	$41,289	10
Loss (gain) on disposal of property and equipment	$1,613	$(41)	n/m	$1,673	$(3,365)	(150)
Impairment of long-lived assets	$409	$1,388	(71)	$2,669	$3,258	(18)

Film exhibition costs. Film exhibition costs fluctuate in direct relation to the increases and decreases in admissions revenue and the mix of aggregate and term film deals. Film exhibition costs as a percentage of revenues are generally higher for periods with more blockbuster films. Film exhibition costs for the three months ended September 30, 2016 increased to $69.7 million as compared to $61.4 million for the three months ended September 30, 2015 primarily resulting from increased attendance. As a percentage of admissions revenue, film exhibition costs were 55.3% and 55.5% for the three months ended September 30, 2016 and 2015, respectively. Excluding film exhibition costs from the acquired Sundance theatres of $1.4 million, film exhibition costs for the three months ended September 30, 2016 increased to $68.3 million as compared to $61.4 million for the three months ended September 30, 2015. As a percentage of admissions revenue, excluding the acquired Sundance theatres, film exhibition costs were 55.6% for the three months ended September 30, 2016 as compared to 55.5% for the three months ended September 30, 2015.
Film exhibition costs for the nine months ended September 30, 2016 increased to $208.4 million as compared to $202.3 million for the nine months ended September 30, 2015 primarily resulting from increased attendance. As a percentage of admissions revenue, film exhibition costs were 56.2% and 56.7% for the nine months ended September 30, 2016 and 2015, respectively. Excluding film exhibition costs from the acquired Sundance theatres of $4.3 million, film exhibition costs for the nine months ended September 30, 2016 increased to $204.1 million as compared to $202.3 million for the nine months ended September 30, 2015. As a percentage of admissions revenue, excluding the acquired Sundance theatres, film exhibition costs were 56.4% and 56.7% for the nine months ended September 30, 2016 and 2015, respectively. As a percentage of admissions revenue, film exhibition costs were lower for the nine months ended September 30, 2016 due to a smaller concentration of top performing films in 2016.
Concession costs. Concession costs fluctuate with changes in concessions revenue and product sales mix and changes in our cost of goods sold. Concession costs for the three months ended September 30, 2016 increased to $10.2 million compared to $8.9 million for the three months ended September 30, 2015. As a percentage of concessions and other revenues, concession costs for the three months ended September 30, 2016 were 12.2% as compared to 12.8% for the three months ended September 30, 2015, primarily due to increased revenues from our tax on top pricing strategy and increased revenues related to unredeemed gift cards, partially offset by the impact of our rollout of expanded food and beverage items and a product sales mix at the acquired Sundance theatres that have lower margins. Excluding concession costs from the acquired Sundance theatres of $0.5 million, concession costs for the three months ended September 30, 2016 increased to $9.7 million as compared to $8.9 million for the three months ended September 30, 2015. Excluding the acquired Sundance theatres, as a percentage of concessions and other revenues, concessions costs decreased to 11.9% for the three months ended September 30, 2016 as compared to 12.8% for the three months ended September 30, 2015 primarily due to increased concessions and other revenues from our tax on top pricing strategy and increased revenues of $0.1 million related to unredeemed gift cards, which was partially offset by the impact of our rollout of expanded food and beverage items that carry lower margins.
Concession costs for the nine months ended September 30, 2016 increased to $29.7 million compared to $26.7 million for the nine months ended September 30, 2015 due to increased concession sales resulting from increased attendance. As a percentage of concessions and other revenues, concession costs for the nine months ended September 30, 2016 were 11.9% as compared to 11.8% for the nine months ended September 30, 2015. Excluding concession costs from the acquired Sundance theatres of $1.5 million, concession costs for the nine months ended September 30, 2016 increased to $28.2 million as compared to $26.7 million for the nine months ended September 30, 2015. Excluding the acquired Sundance theatres, as a percentage of concessions and other revenues, concession costs were 11.6% for the nine months ended September 30, 2016 as compared to 11.8% for the nine months ended September 30, 2015. The decrease in concession costs as a percentage of concessions and other revenues was primarily due to increased concessions and other revenues from our tax on top pricing strategy and increased revenues of $0.6 million related to unredeemed gift cards, which was partially offset by the impact of our rollout of expanded food and beverage items that carry lower margins.
Salaries and benefits. Salaries and benefits increased $1.4 million from $25.7 million for the three months ended September 30, 2015 to $27.1 million for the three months ended September 30, 2016. The increase is primarily due to increased staffing levels reflecting the increase in attendance and salaries and benefits related to the acquired Sundance theatres. Excluding the acquired Sundance theatres, salaries and benefits increased $0.4 million from $25.7 million for the three months ended September 30, 2015 to $26.1 million for the three months ended September 30, 2016 primarily due to increased staffing levels reflecting the increase in attendance. Salaries and benefits increased $2.3 million from $75.5 million for the nine months ended September 30, 2015 to $77.8 million for the nine months ended September 30, 2016. Excluding the acquired Sundance theatres, salaries and benefits decreased approximately $0.5 million from $75.5 million for the nine months ended September 30, 2015 to $75.0 million for the nine months ended September 30, 2016.
 Theatre occupancy costs. Theatre occupancy costs are primarily comprised of rent expense on buildings and equipment (recognized on a straight-line basis over the shorter of the lease term or the economic useful life of the lease), contingent rent and other theatre occupancy costs. Theatre occupancy costs for the three months ended September 30, 2016 increased $2.6 million to $26.6 million as compared to $24.0 million for the three months ended September 30, 2015. Excluding the acquired Sundance theatres, theatre occupancy costs increased $1.8 million to $25.8 million. The increase in theatre occupancy costs for the three months ended September 30, 2016 is due primarily to an increase in rent expense of $1.7 million associated with net theatre openings and closings subsequent to the beginning of the third quarter of 2015 and the acquisition of two theatres from AMC Theatres in January 2016.
Theatre occupancy costs for the nine months ended September 30, 2016 increased $8.0 million to $79.4 million as compared to $71.4 million for the nine months ended September 30, 2015. Excluding the acquired Sundance theatres, theatre occupancy costs increased $5.5 million to $76.9 million. The increase in theatre occupancy costs for the nine months ended September 30, 2016 is due primarily to an increase in rent expense of $4.8 million associated with net theatre openings and closings subsequent to the beginning of the third quarter of 2015 and the acquisition of two theatres from AMC Theatres in January 2016.
Other theatre operating costs. Other theatre operating costs for the three months ended September 30, 2016 increased to $37.9 million as compared to $34.6 million for the three months ended September 30, 2015. Excluding the acquired Sundance theatres, other theatre operating costs for the three months ended September 30, 2016 increased to $36.9 million as compared to $34.6 million for the three months ended September 30, 2015. The increase in other theatre operating costs, excluding the acquired Sundance theatres, was primarily due to increases in repairs and maintenance expense of $0.5 million, insurance reserves of $0.4 million, utilities expense of $0.3 million, and banking and credit card processing fees of $0.3 million.
Other theatre operating costs for the nine months ended September 30, 2016 increased to $106.2 million as compared to $99.7 million for the nine months ended September 30, 2015. Excluding the acquired Sundance theatres, other theatre operating costs for the nine months ended September 30, 2016 increased to $103.4 million as compared to $99.7 million for the nine months ended September 30, 2015. The increase in our other theatre operating costs, excluding the acquired Sundance theatres, was primarily due to increases in insurance reserves of $1.1 million, repairs and maintenance expense of $1.0 million, banking and credit card processing fees of $0.7 million and certain tax expenditures of $0.6 million.
General and administrative expenses. General and administrative expenses increased to $13.0 million for the three months ended September 30, 2016 compared to $7.0 million for the three months ended September 30, 2015. The increase in general and administrative expenses during the three months ended September 30, 2016 was primarily the result of an increase in professional expenses of $6.1 million primarily related to the pending AMC merger. General and administrative expenses increased to $36.7 million for the nine months ended September 30, 2016 compared to $25.2 million for the nine months ended September 30, 2015. The increase in general and administrative expenses for the nine months ended September 30, 2016 was primarily the result of an increase in professional expenses of $11.3 million primarily related to the pending AMC merger.
Depreciation and amortization. Depreciation and amortization expenses increased to $15.1 million for the three months ended September 30, 2016 as compared to $14.5 million for the three months ended September 30, 2015. Depreciation and amortization expenses increased to $45.6 million for the nine months ended September 30, 2016 as compared to $41.3 million for the nine months ended September 30, 2015. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2016 and 2015 was primarily due to a combination of higher balances of property and equipment due to theatre openings, remodels and recent acquisitions.
Net loss (gain) on disposal of property and equipment. We recognized a loss on the disposal of property and equipment of $1.6 million for the three months ended September 30, 2016 and a gain on the disposal of property and equipment of $41 thousand for the three months ended September 30, 2015. We recognized a loss on the disposal of property and equipment of $1.7 million for the nine months ended September 30, 2016 and a gain on the disposal of property and equipment of $3.4 million for the nine months ended September 30, 2015.
Impairment of long-lived assets. We recorded impairment charges of $0.4 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively. The impairment charges for the three months ended September 30, 2016 are primarily the result of the continued deterioration of previously impaired theatres. The impairment charges for the three months ended September 30, 2015 are primarily the result of deterioration in the operating results of the impaired theatres and the continued deterioration of previously impaired theatres. We recorded impairment charges of $2.7 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively. The impairment charges for the nine months ended September 30, 2016 and September 30, 2015 are primarily the result of deterioration in the operating results of the impaired theatres, a decline in the market value of a previously closed theatre and the continued deterioration of previously impaired theatres.
Operating income. Operating income for the three months ended September 30, 2016 increased to $8.0 million from $2.8 million for the three months ended September 30, 2015. As a percentage of total operating revenues, operating income for the three months ended September 30, 2016 was 3.8% as compared to 1.6% for the three months ended September 30, 2015. The increase in operating income is primarily a result of increased attendance, partially offset by an increase in professional expenses related to the pending AMC merger, and the factors described above. Operating income for the nine months ended September 30, 2016 decreased to $32.5 million from $41.7 million for the nine months ended September 30, 2015. As a percentage of total operating revenues, operating income for the nine months ended September 30, 2016 was 5.2% as compared to 7.1% for the nine months ended September 30, 2015. The increase in operating income for the three months ended September 30, 2016 is primarily due increased attendance resulting from the favorable industry box office, partially offset by professional expenses related to the pending AMC merger and the factors described above. The decrease in operating income for the three months ended September 30, 2016 is primarily the result of an increase in professional expenses related to the pending AMC merger, partially offset by a modest increase in attendance, and the factors described above.
Interest expense, net. Interest expense, net for the three months ended September 30, 2016 and 2015 was $12.4 million and $12.3 million, respectively. Interest expense, net for the nine months ended September 30, 2016 and 2015 was $37.1 million and $37.6 million, respectively. The decrease in interest expense for the nine months ended September 30, 2016 is primarily due to a decrease in the weighted average interest rate of the 6.00% Senior Secured Notes compared to the 7.375% Senior Secured Notes.
Income tax. During the three months ended September 30, 2016 and 2015, we recorded an income tax benefit of $1.1 million and $2.2 million, respectively, primarily as a result of our income from continuing operations. At September 30, 2016 and December 31, 2015, our consolidated total deferred tax assets, net of both deferred tax liabilities and IRC Section 382 limitations, were $107.3 million and $106.3 million, respectively. As of each reporting date, we assess whether it is more likely than not that our deferred tax assets will be recovered from future taxable income, taking into account such factors as earnings history, taxable income in the carryback period, reversing temporary differences, projections of future taxable income, the finite lives of certain deferred tax assets and the impact of IRC Section 382 limitations. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. When sufficient evidence exists that indicates that recovery is not more likely than not, a valuation allowance is established against the deferred tax assets, increasing our income tax expense in the period that such conclusion is made.
The effective tax rate from continuing operations for the three and nine months ended September 30, 2016 was 42.6% and 38.7%, respectively. Our tax rate for the three and nine months ended September 30, 2016 and 2015 differs from the statutory tax rate primarily due to state income taxes and permanently nondeductible expenses.

Liquidity and Capital Resources
General
We utilize operating cash flows in excess of those required to fund capital projects, including new build-to-suit theatres and acquisitions. We had a working capital surplus of $30.2 million as of September 30, 2016 compared to a working capital surplus of $27.9 million at December 31, 2015. The working capital surplus in 2016 and 2015 primarily resulted from proceeds of $88.0 million received from our common stock offering in July 2013, partially offset by recent acquisitions and our share repurchase program.
At September 30, 2016, we had available borrowing capacity of $50 million under our revolving Credit Facility and approximately $95.4 million in cash and cash equivalents on hand as compared to available borrowing capacity of $50 million under our revolving Credit Facility and approximately $102.5 million in cash and cash equivalents at December 31, 2015. The material terms of our revolving credit facility (including limitations on our ability to freely use all the available borrowing capacity) are described below in “Revolving Credit Facility.”
Net cash provided by operating activities was $37.8 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $57.8 million for the nine months ended September 30, 2015. Cash provided by operating activities was lower for the nine months ended September 30, 2016 due primarily to increased general and administrative expenses of approximately $11.5 million, resulting from professional expenses related to the pending AMC merger, and decreased accounts payable balances, partially offset by higher operating revenues resulting from increased attendance and increased admissions revenue per patron and concessions and other revenues per patron. Net cash used in investing activities was $37.7 million for the nine months ended September 30, 2016 compared to $22.7 million for the nine months ended September 30, 2015. The increase in our net cash used in investing activities is primarily due to theatre acquisitions of $5.5 million and a decrease in proceeds from the sale of property and equipment of $10.1 million. The cash used for theatre acquisitions during the nine months ended September 30, 2016 was primarily related to the acquisition of two theatres from a subsidiary of AMC. Capital expenditures were $33.3 million and $33.9 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures for the 2016 period primarily related to recently constructed build-to-suit theatres and theatre renovations. Capital expenditures for the 2015 period related to recently constructed build-to-suit theatres, the conversion of certain traditional theatres to our casual in-theatre dining concept and theatre renovations. Net cash used in financing activities was $7.3 million and $12.2 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program and share repurchases under our share repurchase program, partially offset by landlord reimbursements on certain properties under capital leases and financing obligations. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to repayments of capital leases and financing obligations, purchases of treasury shares to satisfy tax obligations related to our incentive stock program, and the payment of an earnout contingency related to a prior year acquisition.
We have incurred a significant amount of professional expenses related to the pending AMC merger during the nine months ended September 30, 2016 and expect to incur additional professional expenses, some of which are contingent upon the closing of the transaction, during the fourth quarter of 2016.
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
We from time to time close older theatres or do not renew the leases, and the expenses associated with exiting these closed theatres typically relate to costs associated with removing owned equipment for redeployment in other locations and are not material to our operations. We closed seven theatres during the first nine months of 2016 and estimate closing approximately ten theatres for the full year 2016.
We plan to incur approximately $45 million in capital expenditures, net of landlord reimbursements, for calendar year 2016. We plan to open up to five new build-to-suit theatres in 2016 and expect to include one large format digital screen in all new build-to-suit theatres. As of September 30, 2016, we have 32 Big D auditoriums, 21 IMAX auditoriums and two MuviXL auditoriums. We believe that the addition of Big D and IMAX auditoriums will have a positive impact on our operating results.

6.00% Senior Secured Notes
On June 17, 2015, we issued $230.0 million aggregate principal amount of 6.00% Senior Secured Notes due June 15, 2023 (the “Senior Secured Notes”). The proceeds were used to repay our $210.0 million senior secured notes that were due in May 2019. Interest is payable on the Senior Secured Notes on June 15 and December 15 of each year. The Senior Secured Notes are fully and unconditionally guaranteed by each of our existing subsidiaries and will be guaranteed by any future domestic wholly-owned restricted subsidiaries. Debt issuance costs and other transaction fees of approximately $7.0 million are recorded as a reduction to the associated long-term debt and amortized over the life of the debt as interest expense. The Senior Secured Notes are secured, subject to certain permitted liens, on a second priority basis by substantially all of our and our guarantors’ current and future property and assets (including the capital stock of our current subsidiaries), other than certain excluded assets.
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
As of September 30, 2016, we were in compliance with all of the financial covenants in our Indenture and Credit Facility.
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
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the risk factors related to the merger disclosed in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2016.

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

3.3	Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike’s Current Report on Form 8-K filed on January 22, 2009 and incorporated herein by reference).

3.4	Amendment to Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike's Current Report on Form 8-K filed on March 4, 2016 and incorporated herein by reference).

3.5	Amendment to Amended and Restated By-Laws of Carmike Cinemas, Inc. (filed as Exhibit 3.1 to Carmike's Current Report on Form 8-K filed on September 30, 2016 and incorporated herein by reference).

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

CARMIKE CINEMAS, INC.

Date:	November 9, 2016	By:	/s/ S. David Passman III
S. David Passman III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ Richard B. Hare
Richard B. Hare
Senior Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2016	By:	/s/ Gregory S. Wiggins
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
Date: November 9, 2016

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
Date: November 9, 2016

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended September 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, S. David Passman III, the Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: November 9, 2016

/s/ S. David Passman III
S. David Passman III President, Chief Executive Officer and Director

Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Carmike Cinemas, Inc. on Form 10-Q for the period ended September 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard B. Hare, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.
Date: November 9, 2016

/s/ Richard B. Hare
Richard B. Hare
Senior Vice President-Finance, Treasurer and Chief Financial Officer